Form 10-Q
period 1996-06-30
COLUMBUS MCKINNON CORP
filed 1996-08-14
CIK 1005229

INDEX

                          COLUMBUS McKINNON CORPORATION

                                                                       Page #

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed consolidated balance sheets -                              2
        June 30, 1996 and March 31, 1996

        Condensed consolidated statements of income and retained earnings - 3 Three months ended June 30, 1996 and July 2, 1995

        Condensed consolidated statements of cash flows -                    4
        Three months ended June 30, 1996 and July 2, 1995

        Notes to condensed consolidated financial statements -               5
        June 30, 1996

Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition                    7

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings - none.                                           10

Item 2. Changes in Securities - none.                                       10

Item 3. Defaults upon Senior Securities - none.                             10

Item 4. Submission of Matters to a Vote of Security Holders - none.         10

Item 5. Other Information - none.                                           10

Item 6. Exhibits and Reports on Form 8-K                                    10

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)


                          COLUMBUS McKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                   June 30,        March 31,
                                                     1996             1996
                                                   ---------       ---------
                                                        (In thousands)

ASSETS:
Current assets:
  Cash and cash equivalents                          $ 12,989       $ 10,171
  Trade accounts receivable                            37,002         38,741
  Inventories                                          47,876         48,303
  Prepaid expenses                                      1,715          1,788
                                                      ----------------------
Total current assets                                   99,582         99,003
Net property, plant, and equipment                     31,101         30,909
Goodwill and other intangibles, net                    42,580         42,951
Marketable securities                                  11,709         11,174
Deferred taxes on income                                3,481          2,881
Other assets                                            1,820          1,816
                                                      ----------------------
Total assets                                         $190,273       $188,734
                                                      ======================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Notes payable to banks                             $    788       $  1,635
  Trade accounts payable                               10,960         15,661
  Accrued liabilities                                  18,911         15,803
  Current portion of long-term debt                     1,280          1,446
                                                       ---------------------
Total current liabilities                              31,939         34,545
Long-term debt, less current portion                    7,583          8,298
Other non-current liabilities                           8,558          8,269
                                                       ---------------------
Total liabilities                                      48,080         51,112

Shareholders' equity:
  Common stock                                            137            137
  Additional paid-in capital                           94,432         94,283
  Retained earnings                                    53,632         49,386
  ESOP debt guarantee                                 (5,007)        (5,238)
  Other                                               (1,001)          (946)
                                                      ----------------------
Total shareholders' equity                            142,193        137,622
                                                      ----------------------

Total liabilities and shareholders' equity           $190,273       $188,734
                                                      ======================



See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)


                                                      Three Months Ended
                                                     -----------------------
                                                     June 30,       July 2,
                                                        1996          1995
                                                     --------       --------
                                                        (In thousands,
                                                        except per share data)

Net sales                                             $65,735        $44,532
Cost of products sold                                  45,718         32,199
                                                       ---------------------
Gross profit                                           20,017         12,333
Selling expenses                                        6,002          3,936
General and administrative expenses                     4,892          3,031
Amortization of intangibles                               442             23
                                                       ---------------------
                                                       11,336          6,990
                                                       ---------------------
Income from operations                                  8,681          5,343
Interest and debt expense                                 256            599
Interest and other income                                 183            120
                                                       ---------------------
Income before income taxes                              8,608          4,864
Income tax expense                                      3,576          1,862
                                                       ---------------------
Net income                                              5,032          3,002
Retained earnings - beginning of period                49,386         38,443
Cash dividends of $0.06 and $0.059 per share            (786)          (406)
Cash dividends on preferred shares                          -            (2)
                                                       ---------------------
Retained earnings - end of period                     $53,632        $41,037
                                                       =====================
Earnings per share, both primary and fully diluted      $0.38          $0.43
                                                        ====================



See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                         ----------------------
                                                         June 30,     July 2,
                                                           1996        1995
                                                         --------    --------
                                                            (In thousands)

OPERATING ACTIVITIES:
Net income                                                $ 5,032     $ 3,002
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                             1,636         793
  Other                                                        65          14
  Changes in operating assets and liabilities net of
    effects from Lift-Tech acquisition:
     Trade accounts receivable                              1,921         445
     Inventories                                              368       (588)
     Prepaid expenses                                          66       (245)
     Other assets                                           (659)        (22)
     Trade accounts payable                               (4,614)     (1,555)
     Accrued and non-current liabilities                    3,165       (388)
                                                          -------------------
Net cash provided by operating activities                   6,980       1,456
INVESTING ACTIVITIES:
Acquisition of patents                                       (64)           -
Purchases of marketable securities, net of sales            (501)       (344)
Capital expenditures                                      (1,401)     (1,179)
                                                          -------------------
Net cash used in investing activities                     (1,966)     (1,523)
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
   line-of-credit agreements                                (840)       2,136
Repayment of debt                                           (878)       (958)
Dividends paid                                              (786)       (882)
Reduction of ESOP debt guarantee                              380          45
Other                                                           -           8
                                                          -------------------
Net cash (used in) provided by financing activities       (2,124)         349
Effect of exchange rate changes on cash                      (72)           -
                                                          -------------------
Net increase in cash and cash equivalents                   2,818         282
Cash and cash equivalents at beginning of period           10,171         387
                                                          -------------------
Cash and cash equivalents at end of period                $12,989     $   669
                                                          ===================



See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  JUNE 30, 1996

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 1996, and the results of its operations and its cash flows for the three month periods ended June 30, 1996 and July 2, 1995 have been included. Results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1996.

2. Inventories consisted of the following at June 30, 1996 and March 31, 1996 (in thousands):

   At cost--FIFO basis:
        Raw materials                      $       23,245     $   24,596
        Work-in-process                            11,830         11,533
        Finished goods                             15,974         15,180
                                                   ------         ------
                                                   51,049         51,309
        LIFO cost less than FIFO cost             (3,173)        (3,006)
                                                   ------         ------
                                                $  47,876      $  48,303
                                                   ======         ======

   An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

3. Property, plant, and equipment is net of $16,822,000 and $15,656,000 of accumulated depreciation at June 30, 1996 and March 31, 1996, respectively.

4. The accrued general and product liability costs which are included in other non-current liabilities are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on past experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

5. Primary and fully diluted earnings per share were based on the following:

                                                  Three Months Ended
                                                June 30,          July 2,
                                                   1996             1995
   Weighted-average common stock
       outstanding                            13,199,818        7,017,073
   Common stock equivalents                         -                -

6. Income tax expense for the three month period ended June 30, 1996 exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible goodwill amortization.

7. On November 1, 1995, the Company acquired all of the outstanding stock of LTI Holdings, Inc. ("Lift-Tech"), a hoist manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $63 million, consisting of $43 million in cash and $20 million for the refinancing of Lift-Tech bank debt. The funding required to complete the transaction was financed through borrowings under bank credit facilities, which consisted of $50 million of seven-year term debt with interest payable at prime plus 1% and $25 million revolving debt with interest payable at prime plus 1/2% which expires November 1, 1998. The obligations outstanding under these debt instruments were paid in full by application of proceeds received from the Company's initial public offering which commenced on February 22, 1996.

   The condensed consolidated statement of income and retained earnings and the condensed consolidated statement of cash flows for the three months ended June 30, 1996 include the Lift-Tech activity.

   The following table presents pro forma summary information for the three months ended July 2, 1995 as if the Lift-Tech acquisition and related borrowings, and the initial public offering, had occurred as of April 1, 1995, which is the beginning of fiscal 1996. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                  Three Months Ended
                                                     July 2, 1995
                                                  ------------------
                                                    (In thousands,
                                                  except per share data)
   Pro forma:
        Net sales                                    $     62,504
        Income from operations                              7,480
        Net income                                          4,599
        Earnings per share, both
          primary and fully diluted                          0.35

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Three Months Ended June 30, 1996 and July 2, 1995
Sales in the fiscal 1997 quarter ended June 30, 1996 increased $21,203,000 or 47.6% over the fiscal 1996 quarter ended July 2, 1995. Sales growth during the current period was due primarily to the November 1995 Lift-Tech acquisition which affected the general distribution, service-after-sale, and original equipment manufacturers distribution channels. The Company also experienced increased sales volume to the entertainment channel. In addition, list price increases of approximately 4% were introduced in November of 1995 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channel groups were as follows, in thousands of dollars and with percentage changes for each group:
                                Three months ended                 Change
                                ------------------                 ------
                          June 30, 1996    July 2, 1995        Amount     %
                          -------------    ------------        ------  ------
                                 (In thousands, except percentages)

Commerical sales:
  Domestic                   $48,385          $30,739          $17,646   57.4
  International               10,312            6,799            3,513   51.7
                             ------------------------          -------
                             $58,697          $37,538          $21,159   56.4

Consumer sales:
  Domestic                   $ 6,412          $ 6,314          $    98    1.6
  International                  626              680             (54)   (7.9)
                             ------------------------          -------
                             $ 7,038          $ 6,994          $    44    0.6
                             ------------------------          -------
Consolidated net sales       $65,735          $44,532          $21,203   47.6
                             ========================          =======

The Company's gross profit margins were approximately 30.5% and 27.7% for the fiscal 1997 and 1996 quarters, respectively. The increase in gross profit margin resulted from the effects of the Company's cost control efforts and slight changes in product mix.

Selling expenses increased to $6,002,000 in the fiscal 1997 quarter from $3,936,000 in the fiscal 1996 quarter. The 1997 expenses were impacted by the addition of Lift-Tech sales. As a percentage of consolidated net sales, selling expenses were 9.1% and 8.8% in the fiscal 1997 and 1996 quarters, respectively. The higher percentage in fiscal 1997 is due primarily to the timing of various marketing related expenses.

General and administrative expenses increased to $4,892,000 in the fiscal 1997 quarter from $3,031,000 in the fiscal 1996 quarter. The 1997 expenses were impacted by the addition of Lift-Tech activities. As a percentage of consolidated net sales, general and administrative expenses were 7.4% and 6.8% in the fiscal 1997 and 1996 quarters, respectively. In fiscal 1997, these expenses include $437,000 for corporate-wide incentive compensation.

Amortization of intangibles increased $419,000 in the fiscal 1997 quarter to $442,000 due to the goodwill resulting from the acquisition of Lift-Tech.

Interest and debt expense decreased by $343,000 to $256,000 in the fiscal 1997 quarter from $599,000 in the fiscal 1996 quarter. The fiscal 1997 decrease is due to debt repayment funded by proceeds from the Company's initial public offering in February 1996. As a percentage of consolidated net sales, interest and debt expense was 0.4% and 1.3% in the fiscal 1997 and 1996 quarters, respectively.

Interest and other income increased by $63,000 to $183,000 in the fiscal 1997 quarter from $120,000 in the fiscal 1996 quarter. The fiscal 1997 increase is due to increased investment holdings to fund the Company's general and products liability self-insurance reserves.

Income taxes as a percentage of pre-tax accounting income were 41.5% and 38.3% in the fiscal 1997 and 1996 quarters, respectively. The fiscal 1997 percentage reflects the effect of non deductible goodwill amortization resulting from the Lift-Tech acquisition.

As a result of the above, net income increased $2,030,000 or 67.7%. This is based on net income of $5,032,000 and $3,002,000 or 7.7% and 6.7% as a percentage of consolidated net sales in the fiscal 1997 and 1996 quarters, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

At June 30, 1996 there were no borrowings outstanding under the then existing revolving credit facilities. By the terms of a credit agreement dated August 1996, a new revolving credit facility totaling $12.5 million replaced the Company's previously existing revolving credit facilities and will expire in August 1999. Borrowings under the replacement facility are unsecured and bear interest at the prime rate or, at the Company's option, LIBOR plus .5%
(which rate varies based on the Company's leverage ratio). Interest rates on the Company's two existing ESOP loans were similarly adjusted in accordance with the new revolving credit facility.

Net cash provided by operating activities increased to $6,980,000 in the fiscal 1997 quarter from $1,456,000 in the fiscal 1996 quarter. The $5,524,000 increase in net cash provided by operating activities in the fiscal 1997 quarter resulted from improved operating results of $2,030,000 and a decrease in net operating assets in the fiscal 1997 quarter as compared to an increase in the fiscal 1996 quarter. Net cash used in investing activities increased to $1,966,000 in the fiscal 1997 quarter from $1,523,000 in the fiscal 1996 quarter. The $443,000 increase is due to additional capital expenditures and also normal purchases of marketable securities to fund general and products liability self-insurance reserves.

Net cash used in financing activities was $2,124,000 in the fiscal 1997 quarter compared with net cash provided by financing activities of $349,000 in the fiscal 1996 quarter. The fluctuation is primarily due to a net repayment of $840,000 under revolving line-of-credit agreements in the fiscal 1997 quarter, compared to a net borrowing of $2,136,000 in the fiscal 1996 quarter.

CAPITAL EXPENDITURES
In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the fiscal 1997 and 1996 quarters were $1,401,000 and $1,179,000, respectively.

INFLATION AND OTHER MARKET CONDITIONS
The Company's costs are affected by inflation in the U.S. economy, and to a lesser extent, in foreign economies including those of Canada, Mexico, Europe, and the Pacific Rim. The Company does not believe that inflation has had a material effect on results of operations over the periods presented because of low inflation levels over the periods and because the Company has generally been able to pass on rising costs through price increases. However, in the future there can be no assurance that the Company's business will not be affected by inflation or that it will be able to pass on cost increases.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS
In 1997, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which has not had a material effect on the financial statements.

Part II.    Other Information

Item 1.     Legal Proceedings - none.

Item 2.     Changes in Securities - none.

Item 3.     Defaults upon Senior Securities - none.

Item 4.     Submission of Matters to a Vote of Security Holders - none.

Item 5.     Other Information - none.

Item 6.     Exhibits and Reports on Form 8-K

   Exhibit 10.1 - Credit Agreement By and Among FLEET BANK, MARINE MIDLAND BANK,
                  FLEET BANK, as Administrative Agent and COLUMBUS McKINNON CORPORATION Dated as of August 5,1996

  Exhibit 11.1 - Columbus McKinnon Corporation Computation of Earnings per Share

  There are no Reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.


                                            COLUMBUS McKINNON CORPORATION
                                            ------------------------------
                                                   (Registrant)



Date: August 13, 1996                  /s/ Herbert P. Ladds, Jr.
      -----------------                -------------------------------------
                                       Herbert P. Ladds, Jr.
                                       President and Chief Executive Officer







Date: August 13, 1996                  /s/ Robert L. Montgomery, Jr.
      -----------------                ------------------------------------
                                       Robert L. Montgomery, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer

                                EXHIBIT INDEX


EXHIBIT                    EXHIBIT DESCRIPTION                        LOCATION
- - ------------------------------------------------------------------------------

10.1      Credit Agreement By and Among FLEET BANK, MARINE MIDLAND BANK,
          FLEET BANK, as Administrative Agent and COLUMBUS McKINNON
          CORPORATION Dated as of August 5, 1996                        E-10.1

11.1      Columbus McKinnon Corporation Computation of
          Earnings per Share                                            E-11.1