Form 10-Q
period 1996-09-29
COLUMBUS MCKINNON CORP
filed 1996-11-13
CIK 1005229

INDEX

                          COLUMBUS McKINNON CORPORATION

                                                                        Page #
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Condensed consolidated balance sheets -
         September 29, 1996 and March 31, 1996                              2

     Condensed consolidated statements of income and retained earnings -
         Three months and six months ended September 29, 1996 and
         October 1, 1995                                                    3

     Condensed consolidated statements of cash flows -
         Six months ended September 29, 1996 and October 1, 1995            4

     Notes to condensed consolidated financial statements -
         September 29, 1996                                                 5

Item 2.  Management's Discussion and Analysis of  Results of Operations
                  and Financial Condition                                   8


Part II. Other Information

Item 1.  Legal Proceedings - none.                                         12

Item 2.  Changes in Securities - none.                                     12

Item 3.  Defaults upon Senior Securities - none.                           12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information - none.                                         12

Item 6.  Exhibits and Reports on Form 8-K                                  12

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)


                         COLUMBUS McKINNON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                              September 29,       March 31,
                                                  1996              1996
                                              -----------------------------
                                                      (In thousands)


ASSETS:
Current assets:
      Cash and cash equivalents                    $11,238         $10,171
      Trade accounts receivable                     37,724          38,741
      Inventories                                   48,464          48,303
      Prepaid expenses                               1,770           1,788
                                                  --------        ---------
Total current assets                                99,196          99,003
Net property, plant, and equipment                  31,799          30,909
Goodwill and other intangibles, net                 43,348          42,951
Marketable securities                               12,356          11,174
Deferred taxes on income                             3,481           2,881
Other assets                                         1,741           1,816
                                                  ---------       ---------
Total assets                                      $191,921        $188,734
                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                         $0.00          $1,635
      Trade accounts payable                        12,794          15,661
      Accrued liabilities                           14,557          15,803
      Current portion of long-term debt              1,276           1,446
                                                  ---------       ---------
Total current liabilities                           28,627          34,545
Long-term debt, less current portion                 7,234           8,298
Other non-current liabilities                        8,971           8,269
                                                  ---------       ---------
Total liabilities                                   44,832          51,112

Shareholders' equity:
      Common stock                                     137             137
      Additional paid-in capital                    94,843          94,283
      Retained earnings                             57,910          49,386
      ESOP debt guarantee                           (4,772)         (5,238)
      Other                                         (1,029)           (946)
                                                  ---------       ---------
Total shareholders' equity                         147,089         137,622
                                                  ---------       ---------

Total liabilities and shareholders' equity        $191,921        $188,734
                                                  =========       =========

See accompanying notes to condensed consolidated financial statements.



                                              COLUMBUS McKINNON CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                        (UNAUDITED)


                                                             Three Months Ended           Six Months Ended
                                                         -------------------------  -------------------------
                                                         September 29,  October 1,  September 29,  October 1,
                                                              1996         1995          1996         1995
                                                         -------------  ----------  -------------  ----------
                                                                     (In thousands, except per share data)

Net sales                                                     $64,426     $44,534       $130,161     $89,066
Cost of products sold                                          45,242      31,848         90,960      64,047
                                                               ------      ------         ------      ------
Gross profit                                                   19,184      12,686         39,201      25,019
Selling expenses                                                5,310       4,061         11,312       7,997
General and administrative expenses                             4,507       2,641          9,399       5,668
Amortization of intangibles                                       457          17            899          40
Environmental remediation costs                                     0         620              0         624
                                                               ------      ------        -------      ------
                                                               10,274       7,339         21,610      14,329
                                                               ------      ------        -------      ------
Income from operations                                          8,910       5,347         17,591      10,690
Interest and debt expense                                         223         614            479       1,213
Interest and other income                                         232         120            415         240
                                                               ------      ------        -------      ------
Income before income taxes                                      8,919       4,853         17,527       9,717
Income tax expense                                              3,708       1,853          7,284       3,715
                                                               ------      ------        -------      ------
Net income                                                      5,211       3,000         10,243       6,002
Retained earnings - beginning of period                        53,632      41,037         49,386      38,443
Cash dividends of $0.07, $0.059, $0.13 and $0.118 per share      (933)       (406)        (1,719)       (812)
Cash dividends on preferred shares                                  0          (3)             0          (5)
                                                               ------      ------         ------      ------
Retained earnings - end of period                             $57,910     $43,628        $57,910     $43,628
                                                              =======     =======        =======     =======
Earnings per share, both primary and fully diluted              $0.39       $0.42          $0.77       $0.85
                                                              =======     =======        =======     =======





See accompanying notes to condensed consolidated financial statements.






                         COLUMBUS McKINNON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Six Months Ended
                                                --------------------------
                                                September 29,   October 1,
                                                     1996          1995
                                                  ----------    ---------
                                                       (In thousands)

OPERATING ACTIVITIES:
Net income                                          $10,243       $6,002
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                   3,338        1,510
      Other                                             161           45
      Changes in operating assets and liabilities:
        Trade accounts receivable                     1,201        2,001
        Inventories                                    (217)      (1,919)
        Prepaid expenses                                 11         (188)
        Other assets                                   (426)          45
        Trade accounts payable                       (2,788)         544
        Accrued and non-current liabilities          (1,123)      (2,793)
                                                    --------    --------
Net cash provided by operating activities            10,400        5,247
INVESTING ACTIVITIES:
Acquisition of patents                                 (186)         (71)
Yale acquisition costs                                 (603)           0
Purchases of marketable securities, net of sales       (996)        (589)
Capital expenditures                                 (3,281)      (3,641)
                                                    --------    --------
Net cash used in investing activities                (5,066)      (4,301)
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
  line-of-credit agreements                          (1,624)       3,218
Repayment of debt                                    (1,231)      (1,819)
Deferred financing costs incurred                      (500)        (615)
Dividends paid                                       (1,572)      (1,257)
Reduction of ESOP debt guarantee                        723          598
Other                                                     0         (312)
                                                    --------    --------
Net cash used in financing activities                (4,204)        (187)
Effect of exchange rate changes on cash                 (63)           0
                                                    --------    --------
Net increase in cash and cash equivalents             1,067          759
Cash and cash equivalents at beginning of period     10,171          387
                                                    --------    --------
Cash and cash equivalents at end of period          $11,238       $1,146
                                                    ========    ========




See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 29, 1996


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 29, 1996, and the results of its operations and its cash flows for the three and six month periods ended September 29, 1996 and October 1, 1995 have been included. Results for the period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1996.

2. Inventories consisted of the following at September 29, 1996 and March 31, 1996 (in thousands):

         At cost--FIFO basis:
              Raw materials             $           22,906    $          24,596
              Work-in-process                       11,984               11,533
              Finished goods                        16,913               15,180
                                        ------------------    -----------------
                                                    51,803               51,309
         LIFO cost less than FIFO cost             (3,339)              (3,006)
                                        ------------------    -----------------
                                        $           48,464    $          48,303
                                        ==================    =================

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


3. Property, plant, and equipment is net of $17,989,000 and $15,656,000 of accumulated depreciation at September 29, 1996 and March 31, 1996, respectively.


4. Goodwill and other intangibles, net includes $1,569,000 and $690,000 of accumulated amortization at September 29, 1996 and March 31, 1996, respectively.


5. The accrued general and product liability costs which are included in other non-current liabilities are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on past experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

6. Primary and fully diluted earnings per share were based on the following (in thousands):

                                         Three Months Ended    Six Months Ended
                                        --------------------  ------------------
                                        Sept. 29   Oct. 1,    Sept. 29,  Oct. 1,
                                          1996      1995       1996       1995
                                          ----      ----       ----       ----
         Weighted-average common stock
           outstanding                   13,236     7,011     13,218      7,020
         Common stock equivalents            -         -         -          -


7. Income tax expense for the three and six month periods ended September 29, 1996 exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $414,000 and $827,000, respectively.

8. On November 1, 1995, the Company acquired all of the outstanding stock of LTI Holdings, Inc. ("Lift-Tech"), a hoist manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $63 million, consisting of $43 million in cash and $20 million for the refinancing of Lift-Tech bank debt. The funding required to complete the transaction was financed through borrowings under bank credit facilities, which consisted of $50 million of seven-year term debt with interest payable at prime plus 1% and $25 million revolving debt with interest payable at prime plus 1/2% which would have expire November 1, 1998. The obligations outstanding under these debt instruments were paid in full by application of proceeds received from the Company's initial public offering which commenced on February 22, 1996.

         The condensed consolidated statements of income and retained earnings for the three and six month periods ended September 29, 1996 and the condensed consolidated statement of cash flows for the six months ended September 29, 1996 include the Lift-Tech activity.

         The following table presents pro forma summary information for the three and six month periods ended October 1, 1995 as if the Lift-Tech acquisition and related borrowings, and the initial public offering, had occurred as of April 1, 1995, which is the beginning of fiscal 1996. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                         Three Months Ended    Six Months Ended
                                         ------------------    ----------------
                                                       October 1, 1995
                                         --------------------------------------
                                         (In thousands,  except per share data)
         Pro forma:
              Net sales                    $    62,986         $   125,490
              Income from operations             8,116              15,596
              Net income                         4,518               9,117
              Earnings per share, both
               primary and fully diluted          0.35                0.70

9. On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock of Spreckels Industries, Inc., now known as Yale International, Inc. ("Yale"), a manufacturer of a wide range of industrial products, including hoists, scissor lifts, mechanical jacks, rotating joints, actuators and circuit protection devices. The Company is in the process of acquiring the remaining outstanding shares and effecting a merger, and will account for the acquisition as a purchase. The total cost of the acquisition will be approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt. The funding required to complete the transactions is being financed through borrowings under a bank credit facility, which consists of: 1) $125 million of five year term debt with interest payable at varying rates based on the Company's leverage ratio, currently at a Eurodollar rate based on LIBOR ("Eurodollar rate") plus 250 basis points, 2) $75 million of seven year term debt with interest also payable at varying rates, currently at a Eurodollar rate plus 300 basis points, and 3) $125 million of five year revolving debt, of which $75 million is designated for the potential refinancing of the acquired Yale debt, with interest also payable at varying rates, currently at a Eurodollar rate plus 250 basis points. This new debt is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries), and intellectual property. In conjunction with this financing transaction, the Company's existing domestic line of credit was retired, and the interest rate on the Company's ESOP loans was changed to that consistent with the new five year term loan previously referred to above.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Three Months and Six Months Ended September 29, 1996 and October 1, 1995
Net sales in the fiscal 1997 quarter ended September 29, 1996 were $64,426,000, an increase of $19,892,000 or 44.7% over the fiscal 1996 quarter ended October 1, 1995. Net sales for the six months ended September 29, 1996 were $130,161,000, an increase of 46.1% over the six months ended October 1, 1995. Sales growth during the current quarter was due primarily to the November 1995 Lift-Tech acquisition which affected the general distribution, service-after-sale, and original equipment manufacturers distribution channels. The Company also experienced increased sales volume primarily in the following distribution channels: 1) specialty distributors due primarily to new product introductions and an expanding customer base and 2) general distributors due to increased market share. Sales volume in the current quarter was less than the same quarter last year primarily in the following distribution channels: 1) waste management due to temporary delays in orders resulting from state legislation, 2) original equipment manufacturers due to timing of orders, and 3) consumer due to foreign-lead price competition and a relatively flat economy. In addition, list price increases of approximately 4% were introduced in November of 1995 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channel groups were as follows, in thousands of dollars and with percentage changes for each group:

                           Three Months Ended                          Six Months Ended
                         Sept. 29,     Oct. 1,        Change      Sept. 29,    Oct. 1,         Change
                           1996         1995       Amount  %        1996       1995        Amount   %
                         -------------------------------------   --------------------------------------
                                             (In thousands, except percentages)
Commercial sales:
    Domestic             $ 48,673    $ 32,471   $ 16,202  49.9   $  97,058   $  63,210   $  33,848  53.5
    International           9,683       5,916      3,767  63.7      19,995      12,715       7,280  57.3
                         --------    --------    -------         ---------   ---------   --------
                           58,356      38,387     19,969  52.0     117,053      75,925      41,128  54.2
Consumer sales:
    Domestic                5,465       5,671       (206) (3.6)     11,877      11,985       (108)  (0.9)
    International             605         476        129  27.1       1,231       1,156         75    6.5
                         --------    --------   --------         ---------   ---------   ---------
                            6,070       6,147        (77) (1.3)     13,108      13,141        (33)  (0.3)
                         --------    --------   --------         ---------   ---------   ---------
Net sales                $ 64,426    $ 44,534   $ 19,892  44.7   $ 130,161   $  89,066   $  41,095  46.1
                         ========    ========   ========         =========   =========   =========

The Company's gross profit margins were approximately 29.8%, 28.5%, 30.1% and 28.1% for the fiscal 1997 and 1996 quarters and the six months then ended, respectively. The increase in gross profit margin in the current quarter resulted from the effects of the Company's cost control efforts and changes in product mix.

Selling expenses were $5,310,000,  $4,061,000, $11,312,000 and $7,997,000 in the
fiscal 1997 and 1996 quarters and the six months then ended, respectively. The 1997 expenses were impacted by the addition of Lift-Tech sales. As a percentage of consolidated net sales, selling expenses were 8.2%, 9.1%, 8.7% and 9.0% in the fiscal 1997 and 1996 quarters and the six months then ended, respectively. The lower percentages in fiscal 1997 are due primarily to the timing of various marketing related expenses.

General and administrative expenses were $4,507,000, $2,641,000, $9,399,000 and $5,668,000 in the fiscal 1997 and 1996 quarters and the six months then ended, respectively. The 1997 expenses were impacted by the addition of Lift-Tech activities. As a percentage of consolidated net sales, general and administrative expenses were 7.0%, 5.9%, 7.2% and 6.4% in the fiscal 1997 and 1996 quarters and the six months then ended, respectively. In fiscal 1997, these expenses include a provision for corporate-wide incentive compensation.

Amortization of intangibles was $457,000, $17,000, $899,000 and $40,000 in the fiscal 1997 and 1996 quarters and the six months then ended, respectively; increases are due to the amortization of goodwill resulting from the acquisition of Lift-Tech.

Environmental remediation costs were $620,000 in the fiscal 1996 quarter and $624,000 for the six months then ended, with no corresponding expense in fiscal 1997. Those costs related primarily to a specific project which is substantially complete.

Interest and debt expense was $223,000, $614,000, $479,000 and $1,213,000 in the
fiscal 1997 and 1996 quarters and the six months then ended. The fiscal 1997 decrease is due to debt repayment funded by proceeds from the Company's initial public offering in February 1996. As a percentage of consolidated net sales, interest and debt expense was 0.3%, 1.4%, 0.4% and 1.4% in the fiscal 1997 and 1996 quarters and the six months then ended, respectively.

Interest and other income was $232,000,  $120,000,  $415,000 and $240,000 in the
fiscal 1997 and 1996 quarters and the six months then ended, respectively. The fiscal 1997 increase is due to additional investment holdings to fund the Company's general and products liability self-insurance reserves.

Income taxes as a percentage of pre-tax accounting income were 41.6%, 38.2%, 41.6% and 38.2% in the fiscal 1997 and 1996 quarters and the six months then ended, respectively. The fiscal 1997 percentages reflect the effect of nondeductible amortization of goodwill resulting from the Lift-Tech acquisition.

As a result of the above, net income increased $2,211,000 or 73.7% for the quarter and $4,241,000 or 70.7% for the six months then ended. As a percentage of consolidated net sales, net income was 8.1%, 6.7%, 7.9% and 6.7% in the fiscal 1997 and 1996 quarters and the six months then ended, respectively.

Liquidity and Capital Resources
On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock of Spreckels Industries, Inc., now known as Yale International, Inc. ("Yale"), a manufacturer of a wide range of industrial products, including hoists, scissor lifts, mechanical jacks, rotating joints, actuators and circuit protection devices. The Company is in the process of acquiring the remaining outstanding shares and effecting a merger, and will account for the acquisition as a purchase. The total cost of the acquisition will be approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt. The funding required to complete the transactions is being financed through borrowings under a bank credit facility, which consists of: 1) $125 million of five year term debt with interest payable at varying rates based on the Company's leverage ratio, currently at a Eurodollar rate plus 250 basis points, 2) $75 million of seven year term debt with interest also payable at varying rates, currently at a Eurodollar rate plus 300 basis points, and 3) $125 million of five year revolving debt, of which $75 million is designated for the potential refinancing of the acquired Yale debt, with interest also payable at varying rates, currently at a Eurodollar rate plus 250 basis points. This new debt is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries), and intellectual property. In conjunction with this financing transaction, the Company's existing domestic line of credit was retired, and the interest rate on the Company's ESOP loans was changed to that consistent with the new five year term loan previously referred to above.

At September 29, 1996 there were no borrowings outstanding under the then existing revolving credit facility.

The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, debt service and budgeted capital expenditures for the next twelve months.

Net cash provided by operating activities increased to $10,400,000 for the six months ended September 29, 1996 from $5,247,000 for the six months ended October 1, 1995. The $5,153,000 increase in net cash provided by operating activities resulted primarily from improved operating results of $4,241,000.

Net cash used in investing activities increased to $5,066,000 for the six months ended September 29, 1996 from $4,301,000 for the six months ended October 1, 1995. The $765,000 increase is due to primarily to $603,000 of costs related to the acquisition of Yale.

Net cash used in financing activities increased to $4,204,000 for the six months ended September 29, 1996 from $187,000 for the six months ended October 1, 1995. The fluctuation is primarily due to a net repayment of $1,624,000 under revolving line-of-credit agreements in the fiscal 1997 period, compared to a net borrowing of $3,218,000 in the fiscal 1996 period.


Capital Expenditures
In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 29, 1996 and October 1, 1995 were $3,281,000 and $3,641,000, respectively.

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

Part II.    Other Information

Item 1.     Legal Proceedings - none.

Item 2.     Changes in Securities - none.

Item 3.     Defaults upon Senior Securities - none.

Item 4.     Submission of Matters to a Vote of Security Holders
                On August 26, 1996, the following directors were elected at an Annual Meeting of Shareholders with 12,866,976 votes cast for and 45,450 against:

                Edward W. Duffy, Chairman; Herbert P. Ladds, Jr.;
                Robert L. Montgomery, Jr.; Randolph A. Marks; and
                L. David Black.

Item 5.     Other Information - none.

Item 6.     Exhibits and Reports on Form 8-K

     Exhibit 10.1 -  Amendment No. 4 to the Columbus McKinnon Corporation
                     Employee Stock Ownership Plan

     Exhibit 11.1 -  Columbus McKinnon Corporation Computation of
                     Earnings per Share

     On October 30, 1996 the Company filed Form 8-K dated October 17, 1996 with respect to the completion of its cash tender offer for all of the outstanding shares of Class A Common Stock of Spreckels Industries, Inc., now known as Yale International, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLUMBUS McKINNON CORPORATION
                                               (Registrant)






Date: November 13, 1996                /s/ Robert L. Montgomery, Jr.
      -------------------              -----------------------------
                                       Robert L. Montgomery, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer

                                  EXHIBIT INDEX


Exhibit                      Exhibit Description                        Location

10.1   Amendment No. 4 to the Columbus McKinnon Corporation
        Employee Stock Ownership Plan                                   E - 10.1

11.1   Columbus McKinnon Corporation Computation of Earnings per Share  E - 11.1