Form 10-Q
period 1996-12-29
COLUMBUS MCKINNON CORP
filed 1997-02-12
CIK 1005229

INDEX

                          COLUMBUS McKINNON CORPORATION

                                                                        Page #
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Condensed consolidated balance sheets -
         December 29, 1996 and March 31, 1996                               2

     Condensed consolidated statements of income and retained earnings -
         Three months and nine months ended December 29, 1996 and
         December 31, 1995                                                  3

     Condensed consolidated statements of cash flows -
         Nine months ended December 29, 1996 and December 31, 1995          4

     Notes to condensed consolidated financial statements -
         December 29, 1996                                                  5

Item 2.  Management's Discussion and Analysis of  Results of Operations
                  and Financial Condition                                   8


Part II. Other Information

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities - none.                                     11

Item 3.  Defaults upon Senior Securities - none.                           11

Item 4.  Submission of Matters to a Vote of Security Holders - none.       11

Item 5.  Other Information - none.                                         11

Item 6.  Exhibits and Reports on Form 8-K                                  11

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)


                         COLUMBUS McKINNON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                               December 29,       March 31,
                                                  1996              1996
                                              -----------------------------
                                                      (In thousands)


ASSETS:
Current assets:
      Cash and cash equivalents                    $12,751         $10,171
      Trade accounts receivable                     68,504          38,741
      Inventories                                   94,606          48,303
      Net assets of discontinued operations         10,192               0
      Prepaid expenses                              10,475           1,788
                                                  --------        --------
Total current assets                               196,528          99,003
Net property, plant, and equipment                  59,475          30,909
Goodwill and other intangibles, net                207,914          42,951
Marketable securities                               13,192          11,174
Deferred taxes on income                            17,884           2,881
Other assets                                         4,478           1,816
                                                  --------        --------
Total assets                                      $499,471        $188,734
                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                       $ 1,535          $1,635
      Trade accounts payable                        21,245          15,661
      Accrued liabilities                           34,080          15,803
      Current portion of long-term debt             22,268           1,446
                                                  --------        --------
Total current liabilities                           79,128          34,545
Long-term debt, less current portion               226,928           8,298
Other non-current liabilities                       46,405           8,269
                                                  --------        --------
Total liabilities                                  352,461          51,112
Minority interest                                      323               0

Shareholders' equity:
      Common stock                                     137             137
      Additional paid-in capital                    94,600          94,283
      Retained earnings                             57,105          49,386
      ESOP debt guarantee                           (4,540)         (5,238)
      Other                                           (615)           (946)
                                                  --------        --------
Total shareholders' equity                         146,687         137,622
                                                  --------        --------
Total liabilities,minority interest
  and shareholders' equity                        $499,471        $188,734
                                                  ========        ========

See accompanying notes to condensed consolidated financial statements.



                                              COLUMBUS McKINNON CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                        (UNAUDITED)


                                                             Three Months Ended          Nine Months Ended
                                                         -------------------------  -------------------------
                                                          December 29, December 31,  December 29, December 31,
                                                              1996         1995          1996         1995
                                                         -------------  ----------  -------------  ----------
                                                                     (In thousands, except per share data)

Net sales                                                    $103,393     $53,408       $233,554    $142,474
Cost of products sold                                          73,289      38,293        164,249     102,340
                                                               ------      ------         ------      ------
Gross profit                                                   30,104      15,115         69,305      40,134
Selling expenses                                                9,522       4,822         20,834      12,819
General and administrative expenses                             7,490       3,783         16,889       9,451
Amortization of intangibles                                     1,852         309          2,751         349
Environmental remediation costs                                     0           3              0         627
                                                               ------      ------        -------      ------
                                                               18,864       8,917         40,474      23,246
                                                               ------      ------        -------      ------
Income from operations                                         11,240       6,198         28,831      16,888
Interest and debt expense                                       4,819       1,667          5,298       2,880
Interest and other income                                         491         107            906         347
                                                               ------      ------        -------      ------
Income before income taxes                                      6,912       4,638         24,439      14,355
Income tax expense                                              3,370       1,882         10,654       5,597
                                                               ------      ------        -------      ------
Income before minority interest                                 3,542       2,756         13,785       8,758
Minority interest                                                 323           0            323           0
                                                               ------      ------        -------      ------
Income before extraordinary charge                              3,219       2,756         13,462       8,758
Extraordinary charge for debt extinguishment                   (3,101)          0         (3,101)          0
                                                               ------      ------        -------      ------
Net income                                                        118       2,756         10,361       8,758
Retained earnings - beginning of period                        57,910      43,628         49,386      38,443
Cash dividends of $0.07, $0.059, $0.20 and $0.177 per share      (923)       (417)        (2,642)     (1,229)
Cash dividends on preferred shares                                  0          (3)             0          (8)
                                                               ------      ------         ------      ------
Retained earnings - end of period                             $57,105     $45,964        $57,105     $45,694
                                                              =======     =======        =======     =======
Earnings per share, both primary and fully diluted:

 Before extraordinary charge                                    $0.25       $0.39          $1.02       $1.24

 Extraordinary charge                                           (0.24)                     (0.23)

 Net Income                                                     $0.01       $0.39          $0.79       $1.24

Average number of shares outstanding                           13,116       7,103         13,184       7,048



See accompanying notes to condensed consolidated financial statements.






                         COLUMBUS McKINNON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    Nine Months Ended
                                                --------------------------
                                                 December 29,  December 31,
                                                     1996          1995
                                                  ----------    ---------
                                                       (In thousands)

OPERATING ACTIVITIES:
Net income                                          $10,361       $8,758
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Extraordinary charge for early debt retirement    3,101            0
    Minority interest                                   323            0
    Depreciation and amortization                     6,796        3,006
    Other                                               215           44
    Changes in operating assets and liabilities:
        Trade accounts receivable                      (248)       4,939
        Inventories                                     (51)     (1,322)
        Prepaid expenses                                472        1,304
        Other assets                                   (346)          56
        Trade accounts payable                       (7,444)      (5,505)
        Accrued and non-current liabilities           5,124       (1,869)
                                                    --------    --------
Net cash provided by operating activities            18,303        9,411
INVESTING ACTIVITIES:
Acquisition of patents                                 (234)        (112)
Lister acquisition costs                             (7,054)           0
Yale acquisition costs                             (159,247)           0
Lift-Tech Acquisition costs                               0      (62,950)
Purchases of marketable securities, net of sales     (1,597)      (1,310)
Capital expenditures                                 (4,983)      (5,257)
                                                    --------    --------
Net cash used in investing activities              (173,115)     (69,629)
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
  line-of-credit agreements                          75,382       15,559
Repayment of debt                                   (72,865)      (2,681)
Proceeds from issuance of long term debt            164,099       50,000
Deferred financing costs incurred                   (10,000)        (889)
Dividends paid                                       (2,505)      (1,259)
Reduction of ESOP debt guarantee                      1,075          890
Other                                                 2,667         (907)
                                                    --------    --------
Net cash provided by financing activities           157,853      60,713
Effect of exchange rate changes on cash                (461)         (28)
                                                    --------    --------
Net increase in cash and cash equivalents             2,580          467
Cash and cash equivalents at beginning of period     10,171          392
                                                    --------    --------
Cash and cash equivalents at end of period          $12,751     $    859
                                                    ========    ========




See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               DECEMBER 29, 1996


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at December 29, 1996, and the results of its operations and its cash flows for the three and nine month periods ended December 29, 1996 and December 31, 1995 have been included. Results for the period ended December 29, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1996 and the consolidated financial statements and footnotes thereto included in the Spreckles Industries, Inc. (doing business as Yale International Inc. "Yale") annual report on Form 10-K for the year ended June 30, 1996.

2. Inventories consisted of the following at December 29, 1996 and March 31, 1996 (in thousands):

          At cost--FIFO basis:
              Raw materials             $           21,133    $          24,596
              Work-in-process                       30,084               11,533
              Finished goods                        46,895               15,180
                                        ------------------    -----------------
                                                    98,112               51,309
          LIFO cost less than FIFO cost             (3,506)              (3,006)
                                        ------------------    -----------------
                                        $           94,606    $          48,303
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

3.   Property,  plant,  and equipment is net of $19,890,440  and  $15,656,000 of
     accumulated   depreciation  at  December  29,  1996  and  March  31,  1996,
     respectively.

4.   Goodwill and other  intangibles,  net includes  $3,420,420  and $690,000 of
     accumulated   amortization  at  December  29,  1996  and  March  31,  1996,
     respectively.

5. General and Product Liability - The accrued general and product liability costs which are included in other non-current liabilities are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on past experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

     Yale is self-insured for product liability claims up to a maximum of $500,000 per occurrence and maintains product liability insurance with a $100 million cap per occurrence. The Company has been advised that a customer has alleged that one of Yale's products was the cause of a fire which occurred in January 1995 at a manufacturing facility, resulting in losses in excess of Yale's policy limits. A formal complaint has been filed seeking damages in excess of $500 million. However, it is the opinion of management that there was no manufacturing defect and that the claim will in all likelihood be settled within the Company's policy limits.

     Environmental - Yale discovered in 1987 that groundwater and sediments beneath the Jackson, Michigan plant of Yale's subsidiary, Mechanical Products, Inc., contain certain organic chemical compounds in concentrations above those permitted by applicable law. The Company conducted an extensive investigation of the site and has entered into an Administrative Order by Consent with the State of Michigan Department of Natural Resources which provides for further investigation, the development of a remedial plan and subsequent remedial action. In 1991, the Company began removal of such compounds from the groundwater and affected sediments. These efforts are continuing during fiscal 1997 and possibly beyond. Although no assurances can be given, management believes that the remaining cost to the Company of remedial efforts at the Jackson plant will not have a material adverse effect on the Company's business, financial condition or results of operations.

6. Primary and fully diluted earnings per share were based on the following (in thousands):

                                         Three Months Ended   Nine Months Ended
                                        --------------------  ------------------
                                        Dec. 29   Dec. 31,   Dec. 29,  Dec. 31,
                                          1996      1995       1996       1995
                                          ----      ----       ----       ----
          Weighted-average common stock
           outstanding                   13,116     7,103     13,184      7,048
          Common stock equivalents            -         -         -          -


7. Income tax expense for the three and nine month periods ended December 29, 1996 exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $1,770,000 and $2,597,000, respectively.

8. On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock (on a fully diluted basis) of Spreckels Industries, Inc., now known as Yale International, Inc. ("Yale"), a manufacturer of a wide range of industrial products, including hoists, scissor lifts, mechanical jacks, rotating joints, actuators and circuit protection devices. On January 3, 1997 the Company acquired the remaining outstanding shares, effected a merger, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt. The funding required to complete the transactions was financed through borrowings under a bank credit facility, which consists of: 1) $125 million of five year term debt with interest payable at varying rates based on the Company's leverage ratio, currently at a Eurodollar rate based on LIBOR ("Eurodollar rate") plus 250 basis points, 2) $75 million of seven year term debt with interest also payable at varying rates, currently at a Eurodollar rate plus 300 basis points, and
     3) $125 million of five year revolving debt, of which $75 million was designated for the refinancing of the acquired Yale debt, with interest also payable at varying rates, currently at a Eurodollar rate plus 250 basis points. This new debt is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries), and intellectual property. In conjunction with this financing transaction, the Company's existing domestic line of credit was retired, and the interest rate on the Company's ESOP loans was changed to that consistent with the new five year term loan previously referred to above. The goodwill acquired is being amortized on a straight-line basis over a 25 year period.

     The condensed consolidated statements of income and retained earnings for the three and nine month periods ended December 29, 1996 and the condensed consolidated statement of cash flows for the nine months ended December 29, 1996 include the Yale activity since the October 17 acquisition. The minority interest share of Yale's earnings since acquisition has been appropriately segregated from consolidated net income.

     On December 18, 1996, $69.5 million of the $70 million of acquired Yale debt was refinanced under the available five year revolving debt referred to above. The debt was retired at a premium of 825 basis points, amounting to $5.7 million. The resulting loss on debt extinguishment has been reflected as an extraordinary item, net of the related tax benefit.

     On December 19, 1996, the Company acquired all of the outstanding stock of Lister Bolt and Chain Ltd. and of Lister Chain and Forge, Inc. (together known as "Lister"), a chain and forgings manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $7 million of cash, which was financed by the Company's revolving debt facility. The Lister acquisition did not have a material impact on current period or pro forma period operations.

     On November 1, 1995, the Company acquired all of the outstanding stock of LTI Holdings, Inc. ("Lift-Tech"), a hoist manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $63 million, consisting of $43 million in cash and $20 million for the refinancing of Lift-Tech bank debt. The funding required to complete the transaction was financed through borrowings under bank credit facilities, which consisted of $50 million of seven-year term debt with interest payable at prime plus 1% and $25 million revolving debt with interest payable at prime plus 1/2% which would have expired November 1, 1998. The obligations outstanding under these debt instruments were paid in full by application of proceeds received from the Company's initial public offering which commenced on February 22, 1996. The goodwill acquired is being amortized on a straight-line basis over a 25 year period.

     The condensed consolidated statements of income and retained earnings for the three and nine month periods ended December 29, 1996 and the condensed consolidated statement of cash flows for the nine months ended December 29, 1996 include the Lift-Tech activity.

     The following table presents pro forma summary information for the nine month periods ended December 29, 1996 and December 31, 1995 as if the Yale and Lift-Tech acquisitions and related borrowings, and the initial public offering, had occurred as of April 1, 1995, which is the beginning of fiscal 1996. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                     Nine Months Ended
                                         --------------------------------------
                                         December 29, 1996    December 31, 1995
                                         -----------------    -----------------
                                          (In thousands, except per share data)
         Pro forma:
           Net sales                       $   337,989         $   321,101
           Income from operations               38,530              32,070
           Income before extraordinary item     10,114               6,017
           Net income                            7,013               6,017
           Earnings per share before
             extraordinary item, both
             primary and fully diluted            0.77                0.46
           Earnings per share, both
             primary and fully diluted            0.53                0.46

9. In conjunction with the Yale acquisition, the Company has formulated a plan which will involve termination of employees resulting from redundant or unnecessary efforts. A $1.3 million liability has been estimated and established as of the acquisition date, consisting of salaries, severance and related benefits in administrative and marketing functional areas, including executive, sales and accounting departments. During the three months ended December 29, 1996, $350,000 was charged against the liability. It is anticipated that the plan will be complete by early fiscal 1998.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Months and Nine Months Ended December 29, 1996 and December 31, 1995 Net sales in the fiscal 1997 quarter ended December 29, 1996 were $103,393,000, an increase of $49,985,000 or 93.6% over the fiscal 1996 quarter ended December 31, 1995. Net sales for the nine months ended December 29, 1996 were $233,554,000, an increase of $91,080,000 or 63.9% over the nine months ended December 1, 1995. Sales growth during the current quarter was due primarily to the December 1996 Yale and November 1995 Lift-Tech acquisitions which affected the general distribution, service-after-sale, and original equipment manufacturers distribution channels. The Company also experienced increased sales volume primarily in the following distribution channels: 1) specialty distributors due primarily to new product introductions and an expanding customer base, 2) general distributors due to increased market share, 3) waste management due to timing of orders, 4) original equipment manufacturers due to timing of orders, and 5) consumer due to timing of orders. In addition, list price increases of approximately 4% were introduced in November of 1995 and November/December of 1996 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channel groups were as follows, in thousands of dollars and with percentage changes for each group:

                           Three Months Ended                         Nine Months Ended
                          Dec. 29,    Dec. 31,        Change      Dec. 29,    Dec. 31,         Change
                           1996         1995       Amount  %        1996       1995        Amount   %
                         -------------------------------------   --------------------------------------
                                             (In thousands, except percentages)
Commercial sales:
    Domestic             $ 79,597    $ 39,406   $ 40,191  102.0  $ 176,738   $ 102,616   $  74,122  72.2
    International          17,647       8,318      9,329  112.2     37,558      21,033      16,525  78.6
                         --------    --------    -------         ---------   ---------   --------
                           97,244      47,724     49,520  103.8    214,296     123,649      90,647  73.3
Consumer sales:
    Domestic                5,609       5,052        557   11.0     17,487      17,037        450    2.6
    International             540         632        (92) (14.6)     1,771       1,788        (17)  (1.0)
                         --------    --------   --------         ---------   ---------   ---------
                            6,149       5,684        465    8.2     19,258      18,825        433    2.3
                         --------    --------   --------         ---------   ---------   ---------
Net sales                $103,393    $ 53,408   $ 49,985   93.6  $ 233,554   $ 142,474   $  91,080  63.9
                         ========    ========   ========         =========   =========   =========

The Company's gross profit margins were approximately 29.1%, 28.3%, 29.7% and 28.2% for the fiscal 1997 and 1996 quarters and the nine months then ended, respectively. The increase in gross profit margin in the current quarter and year-to-date resulted from the effects of the Company's cost control efforts and changes in product mix.

Selling expenses were $9,522,000, $4,822,000, $20,834,000 and $12,819,000 in the
fiscal 1997 and 1996 quarters and the nine months then ended, respectively. The 1997 expenses were impacted by the addition of Yale and Lift-Tech sales. As a percentage of consolidated net sales, selling expenses were 9.2%, 9.0%, 8.9% and 9.0% in the fiscal 1997 and 1996 quarters and the nine months then ended, respectively. The higher percentage in the fiscal 1997 quarter is due primarily to the timing of various marketing related expenses.

General and administrative expenses were $7,490,000, $3,783,000, $16,889,000 and $9,451,000 in the fiscal 1997 and 1996 quarters and the nine months then ended, respectively. The 1997 expenses were impacted by the addition of Yale and Lift-Tech activities. As a percentage of consolidated net sales, general and administrative expenses were 7.2%, 7.1%, 7.2% and 6.6% in the fiscal 1997 and 1996 quarters and the nine months then ended, respectively. In fiscal 1997, these expenses include a provision for corporate-wide incentive compensation.

Amortization of intangibles was $1,852,000, $309,000, $2,751,000 and $349,000 in
the fiscal 1997 and 1996 quarters and the nine months then ended, respectively; increases are due to the amortization of goodwill resulting from the acquisitions of Yale and of Lift-Tech.

Environmental remediation costs were $3,000 in the fiscal 1996 quarter and $627,000 for the nine months then ended, with no corresponding expense in fiscal 1997. Those costs related primarily to a specific project which is substantially complete.

Interest and debt expense was $4,819,000,  $1,667,000, $5,298,000 and $2,880,000
in the fiscal 1997 and 1996 quarters and the nine months then ended. The fiscal 1997 increase is due to debt incurred to fund the Yale acquisition. As a percentage of consolidated net sales, interest and debt expense was 4.7%, 3.1%, 2.3% and 2.0% in the fiscal 1997 and 1996 quarters and the nine months then ended, respectively.

Interest and other income was $491,000,  $107,000,  $906,000 and $347,000 in the
fiscal 1997 and 1996 quarters and the nine months then ended, respectively. The fiscal 1997 increase is due to additional investment holdings to fund the Company's general and products liability self-insurance reserves.

Income taxes as a percentage of pre-tax accounting income were 48.8%, 40.6%, 43.6% and 40.0% in the fiscal 1997 and 1996 quarters and the nine months then ended, respectively. The fiscal 1997 percentages reflect the effect of nondeductible amortization of goodwill resulting from the Yale and Lift-Tech acquisitions.

Minority interest was $323,000 in the fiscal 1997 quarter and also in the nine months then ended. This resulted from the 28% of Yale which was not owned by the Company during this period.

As a result of the above, income before extraordinary item increased $463,000 or 16.8% for the quarter and $4,704,000 or 53.7% for the nine months then ended. As a percentage of consolidated net sales, income before extraordinary item was 3.1%, 5.2%, 5.8% and 6.1% in the fiscal 1997 and 1996 quarters and the nine months then ended, respectively.

The extraordinary charge for early retirement of debt of $3,101,000 in the fiscal 1997 quarter and also in the nine months then ended resulted from the refinancing of acquired Yale debt which was at 11 1/2% interest, replaced with five year revolving debt with interest currently at a Eurodollar rate plus 250 basis points.

As a result of the above, net income decreased $2,638,000 or 95.7% for the quarter and increased $1,603,000 or 18.3% for the nine months then ended.

Liquidity and Capital Resources
On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock (on a fully diluted basis) of Spreckels Industries, Inc., now known as Yale International, Inc. ("Yale"), a manufacturer of a wide range of industrial products, including hoists, scissor lifts, mechanical jacks, rotating joints, actuators and circuit protection devices. On January 3, 1997 the Company acquired the remaining outstanding shares, effected a merger, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt. The funding required to complete the transactions was financed through borrowings under a bank credit facility, which consists of: 1) $125 million of five year term debt with interest payable at varying rates based on the Company's leverage ratio, currently at a Eurodollar rate based on LIBOR ("Eurodollar rate") plus 250 basis points, 2) $75 million of seven year term debt with interest also payable at varying rates, currently at a Eurodollar rate plus 300 basis points, and 3) $125 million of five year revolving debt, of which $75 million was designated for the refinancing of the acquired Yale debt, with interest also payable at varying rates, currently at a Eurodollar rate plus 250 basis points. This new debt is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries), and intellectual property. In conjunction with this financing transaction, the Company's existing domestic line of credit was retired, and the interest rate on the Company's ESOP loans was changed to that consistent with the new five year term loan previously referred to above. The goodwill acquired is being amortized on a straight-line basis over a 25 year period.

On December 18, 1996, $69.5 million of the $70 million of acquired Yale debt was refinanced under the available five year revolving debt referred to above. The debt was retired at a premium of 825 basis points, amounting to $5.7 million. The resulting loss on debt extinguishment has been reflected as an extraordinary item, net of the related tax benefit.

On December 19, 1996, the Company acquired all of the outstanding stock of Lister Bolt and Chain Ltd. and of Lister Chain and Forge, Inc. (together known as "Lister"), a chain and forgings manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $7 million of cash, which was financed by the Company's revolving debt facility.

At December 29, 1996 $77,000,000 was outstanding under the revolving credit facility.

The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, debt service and budgeted capital expenditures for the next twelve months.

Net cash provided by operating activities increased to $18,303,000 for the nine months ended December 29, 1996 from $9,411,000 for the nine months ended December 31, 1995. The $8,892,000 increase in net cash provided by operating activities resulted primarily from improved operating results before minority interest and extraordinary charge of $5,027,000 and an increase in depreciation and amortization of $3,790,000 mainly as a result of acquiring Yale and Lift-Tech.

Net cash used in investing activities increased to $173,115,000 for the nine months ended December 29, 1996 from $69,629,000 for the nine months ended December 31, 1995. The $103,486,000 increase is due primarily to $159,247,000 and $7,054,000 for the acquisitions of Yale and Lister, respectively.

Net cash provided by financing activities increased to $157,853,000 for the nine months ended December 29, 1996 from $60,713,000 for the nine months ended December 31, 1995. The increase is primarily due to debt incurred to fund the acquisitions of Yale and Lister.

Capital  Expenditures
In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 29, 1996 and December 31, 1995 were $4,983,000 and $5,257,000, respectively.

Inflation  and Other  Market  Conditions
The Company's costs are affected by inflation in the U.S. economy, and to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The Company does not believe that inflation has had a material effect on results of operations over the periods presented because of low inflation levels over the periods and because the Company has generally been able to pass on rising costs through price increases. However, in the future there can be no assurance that the Company's business will not be affected by inflation or that it will be able to pass on cost increases.

Effects of New Accounting Pronouncements
In 1997, the Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which has not had a material effect on the financial statements.

Part II.    Other Information

Item 1.     Legal Proceedings - none other than those previously disclosed within "Notes to Condensed Consolidated Financial Statements" footnote no.5, incorporated herein by reference.

Item 2.     Changes in Securities - none.

Item 3.     Defaults upon Senior Securities - none.

Item 4.     Submission of Matters to a Vote of Security Holders - none

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

     On November 14, 1996 the Company filed Form 8-K dated November 12, 1996 with respect to the Company's intent to commence a tender offer for all $70 million of the Company's 11-1/2% Senior Secured Notes due 2000. Anticipated commencement on or about November 15, 1996.

     On December 6, 1996 the Company filed form 8-K dated November 29, 1996 with respect to its amended tender offer and consent solicitation including an exhibit for Amendment 1 to the Credit Agreement among Parent, Fleet Bank, as Administration Agent, and the Bank, Financial Institutions and other Institutional Lenders named therein dated as of November 14, 1996.

     On December 19, 1996 the Company filed form 8-K dated December 16, 1996 with respect to the completed Tender offer to purchase at a price equal to 108,250% of the outstanding principal amount, plus accrued interest, for all $70 million of the Company's 11-1/2% Senior Secured Notes due 2000. The Tender offer expired at 5:00 p.m. New York City time on December 13, 1996.

     On December 31, 1996 the Company filed form 8-K/A with respect to the financial statements and exhibits for the Company's business acquisition, Spreckels Industries, Inc. (doing business as Yale International, Inc. "Yale").

     On January 9, 1997 the Company filed form 8-K dated January 9, 1997 with respect to the completed acquisition of Spreckles Industries, Inc. (Spreckels) (known as Yale International, Inc.) by merger of the Company's wholly owned subsidiary, L Aquisition Corp., with and into Spreckles pursuant to terms of its merger agreement with Spreckles.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLUMBUS McKINNON CORPORATION
                                               (Registrant)






Date: February 12, 1997                /s/ Robert L. Montgomery, Jr.
      -------------------              -----------------------------
                                       Robert L. Montgomery, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer

                                  EXHIBIT INDEX


Exhibit                      Exhibit Description                        Location

11.1   Columbus McKinnon Corporation Computation of Earnings per Share  E - 11.1