Form 10-K
period 1997-03-31
COLUMBUS MCKINNON CORP
filed 1997-06-27
CIK 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                        For the transition period from to

                         Commission file number 0-27618

                          COLUMBUS McKINNON CORPORATION
             (Exact name of registrant as specified in its charter)

           New York                                      16-0547600
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

140 John James Audubon Parkway, Amherst, N.Y.               14228-1197
  (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code: (716) 689-5400

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class          Name of each exchange on which registered
  Common Stock, $0.01 Par Value                NASDAQ National Market

Securities pursuant to section 12(g) of the Act:
                                                     None
                                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1997 was $185,471,640.

The  number  of  shares  of common  stock  outstanding  as of May 31,  1997 was:
13,755,858 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held August 18, 1997 are incorporated by reference into Part III of this report.

                          COLUMBUS McKINNON CORPORATION
                         1997 Annual Report on Form 10-K
                                     PART I
                                     ------

Item 1.   Business.
-------   ---------

               Overview

     The Company, established in 1875, designs, manufactures and distributes a broad range of material handling, lifting and positioning products, which the Company sells in an increasing number of domestic and international markets. The Company's products are sold to distributors and end-users for various applications in the general manufacturing, overhead crane, mining, construction, transportation, entertainment, power generation, waste management, agriculture, marine, logging and medical markets. The Company also sells to the consumer market through hardware and farm equipment distributors, mass merchandisers and rental outlets. In fiscal 1997, the Company's total sales were approximately
$359.4 million, of which commercial sales and consumer sales accounted for approximately $332.7 million and $26.7 million, respectively.

     Through innovative design and selective acquisitions, the Company has expanded its product lines to include specialized hoists for the entertainment industry, operator-controlled manipulators for a variety of manufacturing applications, patient lifters sold to health care providers, scissor lift tables, actuators, rotary unions and mechanical jacks. The Company believes that the demand for its products has increased in recent years and will continue to increase in the future as a result of trends in a broad array of industries that have enabled the Company to expand into new product areas and markets.
These trends include:

     Productivity enhancement. In recent years employers have responded to competitive pressures by seeking to maximize productivity and efficiency. The Company's hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort, and with reduced personnel requirements.

     Safety regulations and concerns. Driven by federal and state workplace safety regulations such as the Occupational Safety and Health Act ("OSHA") and the Americans with Disabilities Act and by the general competitive need to reduce costs, such as health insurance premiums and workers' compensation expenses and by insurance concerns, employers seek safer ways to lift and position loads. The Company's lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

     Workforce diversity. The percentages of women, disabled and older persons in the work force are continuing to grow, as are the number of workplace tasks traditionally performed by men that are now performed by women. The Company's products enable many workplace tasks to be performed safely, efficiently and with less physical stress. The Company believes that increasing diversity in the workforce will continue to increase demand for its products.

     The Company believes that new competitors entering its various markets would face a number of obstacles. The Company has a large installed base of its products in place in a wide variety of settings, favorable brand name recognition, an active service-after-sale network through which end-users purchase parts and service and an established network of distributors with many of whom the Company has preferred supplier status.

     The Company was incorporated under the laws of the State of New York in 1929. Its executive offices are located at 140 John James Audubon Parkway, Amherst, New York 14228-1197, and its telephone number is (716) 689-5400.


Recent Acquisitions

     Over the last ten years, the Company has acquired eight (8) operations:

o In 1989, the Company acquired Positech Corporation, a publicly-held designer and manufacturer of manipulators. This acquisition expanded the Company's product lines to include manipulators, which are designed to safely lift, grab and position loads, and expanded its markets for hoists and lifters.

o In February 1994, the Company purchased the assets of Durbin-Durco, Inc., a manufacturer of load securement equipment and attachments. This acquisition provided the Company with metal stamping capabilities and a broad range of complementary products.

o In December 1994, the Company purchased the assets of the Conco division of McGill Industries, Inc., a manufacturer of manipulators. This acquisition enhanced the Company's existing product line of manipulators.

o In January 1995, the Company purchased certain assets of Cady Lifters, Inc., a manufacturer of "below the hook" lifters. Cady had 30 years experience in lifter technology. Cady pallet lifters, crane forks, steel coil lifters and C-hooks are used to help move heavy loads.

o In October 1995, the Company purchased the remaining equity interest in Endor, a Mexican manufacturer of hoists. The Company had been a 49% owner of this company since 1979. This acquisition provides the Company with a manufacturing presence in Mexico and greater access to the Mexican marketplace for all of its products.

o In November 1995, the Company acquired Lift-Tech, which is engaged in the manufacture and distribution of hoists and crane components, including wire rope and air-powered hoists. Lift-Tech's products complemented the Company's existing product lines, thereby enabling the Company to offer a broad product line to the marketplace.

o In October 1996, the Company acquired the majority of the outstanding common equity of Spreckels Industries, Inc. ("Spreckels") through a cash tender offer. In January 1997, the Company acquired the remaining common equity of Spreckels and effected a merger. Spreckels, which has subsequently changed its name to Yale Industrial Products, Inc.("Yale"), manufactures a variety of lifting and positioning products, including hoists and scissor lifts; industrial components such as actuators, jacks and rotary unions; and circuit protection devices. This acquisition further complemented the Company's product line and also provided the Company with international operations and distribution facilities in Europe, South Africa and China.

o In December 1996, the Company acquired Lister Bolt & Chain, Ltd. ("Lister"), which is engaged in the manufacture of cement kiln, anchor and buoy chain and mining bolts. This transaction complemented the Company's line of chain products and provided the Company with access to new markets, particularly in the international marketplace.

Products and Services

     The Company primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use.

     Hoists. The Company manufactures a variety of hand-operated hoists and lever tools, air-powered hoists, electric chain hoists, and electric wire rope hoists. Load capacities for the Company's hoist product lines range from less than one ton to 30 tons. These products are sold under its Budgit, Chester, Coffing, Cyclone, Little Mule, Lodestar, Meteor, Puller, Shaw-Box, Valustar, Yale and other recognized trademarks. The Company's hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental, health care and other emerging product markets.

     The Company also offers a line of custom-designed, below-the-hook tooling. Below-the-hook tooling is specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications. Lift-Tech's principal products, which include electric wire rope hoists, air-powered hoists, and chain hoists, generally complement the Company's other product offerings. The Company also supplies hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

     Sales of hoists accounted for approximately 58% of the Company's revenues in fiscal 1997.

     Chain. The Company manufactures alloy chain for various industrial applications. Federal regulations in the United States favor the use of alloy chain, which the Company first developed, for overhead lifting applications because of its strength and wear characteristics. A line of the Company's alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. The Company also sells specialized load chain for use in hoists. Three grades and multiple sizes of carbon steel welded-link chain are sold by the Company in the industrial and consumer markets for various load securement and other non-overhead lifting applications. As a result of the acquisition of Lister, the Company now also manufactures kiln chain sold primarily to the cement and lime kiln manufacturing market and anchor and buoy chain sold primarily to the United States and Canadian governments.

     The Company also designs and manufactures its own chain making and chain repair equipment.

     Sales of chain represented approximately 15% of the Company's revenues in fiscal 1997.

     Forged Products. The Company manufactures a complete line of alloy and carbon steel forgings, including hooks, shackles, hitch pins, master links and loadbinders. These forgings are used in virtually all types of chain and wire rope rigging applications in a variety of industries, including transportation, mining, railroad, construction, marine, logging, petrochemical and agriculture.

     The Company also manufactures carbon steel forged and stamped products, such as loadbinders, hooks, shackles and other securement devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and original equipment manufacturers.

     Sales of forged products were approximately 15% of Company revenues in fiscal 1997.

     Industrial Components. The Company, through the Duff-Norton division of Yale, designs and manufactures industrial components such as mechanical and electromechanical actuators, mechanical jacks and rotary unions for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Mechanical jacks are heavy duty lifting devices whose uses include the repair and maintenance of railroad tracks, locomotives and industrial machinery. Rotary unions are piping devices which introduce heating or cooling liquids into the interiors of rotating drums in industrial processes in the paper, textiles, rubber, plastics, printing and machine tool industries.

     Sales  of  industrial  components  represented   approximately  5%  of  the
Company's revenues in fiscal 1997.

     Manipulators. The Company manufactures a line of sophisticated operator-controlled manipulators. These products are articulated mechanical arms with specialized end tooling designed to perform lifting, rotating, turning, tilting, reaching and positioning tasks in a manufacturing process. Utilizing various models and size configurations, the Company can offer custom-designed hydraulic, pneumatic, and electric manipulators for a wide variety of applications where the user requires multi-axial movement in a harsh or repetitive environment. The Company also has the capability to manufacture more sophisticated, semi-robotic manipulators for specialized, repetitive motion applications and has manufactured simple pick and place robots.

     Sales of manipulators represented approximately 2% of Company revenues in fiscal 1997.

     Scissor Lifts. The American Lifts division of Yale manufactures hydraulic scissor lift tables and other engineered lifting products. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

     Sales  of  scissor  lifts  and  engineered  lifting  products   represented
approximately 2% of the Company's revenues in fiscal 1997.

     Tire Shredders. The Company manufactures a line of tire shredders, capable of reducing tires of up to 48 inch diameter to 2 inch or 1 inch square chips. Tire shredding allows for a broad range of recovery and recycling functions, including the use of granulated rubber from chips in pavement and in waste management systems, and as fuel in boilers and cement kilns. Steel in belted tires also can be recovered and recycled, further reducing waste from disposal of worn tires. In addition, tire shredding reduces required landfill space. As more uses are developed for tire chips and granulated rubber, the Company believes that the market for its tire shredders will grow.

     Sales of tire shredders accounted for approximately 2% of Company revenues in fiscal 1997.

     Circuit Protection Devices. The Mechanical Products division of Yale develops circuit protection devices for various aerospace and commercial applications. Circuit protection devices are sold to manufacturers of private, commercial and military aircraft, as well as NASA. In addition, they are also sold to original equipment manufacturers, electrical distributors and for use in medical equipment, motor vehicles and other electrical components and equipment.

     Sales of circuit protection devices represented approximately 2% of the Company's revenues in fiscal 1997.


Sales and Marketing

     The Company supports its commercial and consumer sales through independent sales forces and through independent manufacturing agents worldwide, including over 125 factory-trained salespersons who sell hoists, chain, forged products, manipulators, lift-tables, rotary unions, actuators, jacks, circuit breakers and related material handling accessories. Sales are supported through over 150 independent manufacturers representatives. Commercial and consumer sales are further supported by over 140 Company-trained customer service correspondents and sales application engineers.

     The Company promotes its products by advertising in trade journals and by participating in more than 50 trade shows each year throughout the United States and abroad. Trade shows are central to promotion of the Company's products and, in certain cases, for actual sale of the Company's products, particularly to hardware distributors. Shows in which the Company participates range from global events held in Hanover, Germany ("Hanover Fair"), Cologne, Germany ("Cologne Show") and Chicago, Illinois ("International Machine Tool Show") to local
"markets" and "open houses" put on by individual hardware and industrial distributors. The Company also attends specialty shows for the entertainment, rental, safety, environmental recycling and health care markets, as well as general purpose industrial and consumer hardware shows. In fiscal 1997 the Company participated in trade shows in Canada, Mexico, Germany, England, Japan, Singapore, Malaysia, Greece, South Africa, China and Peru, as well as in the United States.

     The Company's communication program encompasses advertisements in leading trade journals as well as producing and distributing high quality information catalogs. On-site distributors and end-user training programs are held worldwide to promote and reinforce the attributes of the Company's products. The Company has two Web sites on the Internet (http://www.cmworks.com and http://www.Industry.net/cm).

     The Company supports its product distribution by running cooperative "pull-through" advertising in over 60 vertical trade magazines and directories targeted to the theatrical, international, consumer, medical, tire shredder and crane builder markets. The Company has separate ads for chain, hoists, forgings, lifters, manipulators, lift tables, actuators, hydraulic jacks, tire shredders, mobility systems and hardware programs.


Distribution and Markets

     Commercial Distribution. In fiscal 1997, commercial sales of industrial products totalled approximately $332.7 million or 93% of total sales. The
Company supports industrial products sales to distribution channels and end-users with a direct sales force of approximately 125 salespersons worldwide. Commercial distribution channels include industrial wholesale distributors, rigging shops, crane builders, catalog distributors, material handling specialists, entertainment equipment distributors, service-after-sale distributors and other general and specialty distributors.

     General Distribution Channels:

o Industrial distributors sell a variety of products for maintenance, repair, operation and production ("MROP") applications through their own direct sales force.

o Rigging shops are distributors who are experts in the rigging, lifting, positioning and load securement areas of material handling. Most rigging shops manufacture and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings, and sell off-the-shelf products.

o Crane builders design, build and install overhead crane and light-rail systems for general industry and sell a wide variety of hoists and lifting attachments.

     Specialty Distribution Channels:

o Catalog distributors market a variety of maintenance, repair, operation and production supplies and material handling products either exclusively through catalogs, or through a combination of catalog sales and a field sales force. The customer base of catalog distributors, which traditionally included smaller industrial companies and consumers, has expanded to include large industrial accounts and integrated suppliers.

o Material handling distributors design and assemble systems incorporating hoists, overhead rail systems, trolleys, lift tables, manipulators, air balancers, jib arms and other products.

o Entertainment equipment distributors design, supply and install a variety of material handling equipment for concerts, theaters, ice shows, sports arenas, convention centers and discos.

     Service-After-Sale Distribution Channel:

o Service-after-sale distributors include over 150 repair parts distribution centers, 13 chain repair service stations and over 300 hoist and other product service and repair stations worldwide. This service network is designed for easy parts and service access for the Company's large installed base of hoists and related equipment.

     Other Sales Channels:

o Original equipment manufacturers supply various component parts for industrial manufacturers as well as private branding and packaging of traditional Company products for material handling and lifting. Sales in this area have grown with the addition of the Mechanical Products division of Yale which manufactures industrial and commercial circuit breakers, and with Duff-Norton division of Yale which manufactures rotary unions and actuators.

o Government sales are sold direct by the Company and have expanded with the acquisition of Lister which manufactures anchor, buoy and mooring chain for the American and Canadian Navy and Coast Guard.

     Consumer Distribution. The Company's consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand-powered hoists, were approximately $26.7 million or 7% of total sales in fiscal 1997. Distribution of these products is primarily comprised of five channels: hardware distribution (such as Servistar, Distribution America and Ace Hardware); one step retailers (such as Menards and Canadian Tire); trucking and transportation distributors (such as Trail Mobile and Fruehauf); farm hardware distributors (such as Case and TSC); and the newly targeted rental sales distributors.


Customer Service and Training

     The Company maintains well-trained customer service departments for all of its sales divisions, and regularly schedules product and service training schools for all customer service representatives and field sales forces. In addition, training schools for distribution, service stations, and end-users are held on a regular basis at most of the Company's facilities as well as in the field. The Company has more than 300 service stations worldwide that provide local and regional repair, warranty and general service work for distribution and end-users. End-user trainees attending various training schools maintained by the Company include General Motors, Dupont, 3M, GTE, Cummins Engines, General Electric and many other large industrial manufacturers.

     The Company also provides a variety of collateral material in video, cassette, CD-ROM, slide and literature format addressing such relevant material handling topics as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety.

     The Company also sponsors seven separate advisory boards made up of representatives of its primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable the Company and its primary distributors to exchange product and market information relevant to industry trends.


Competition

     The markets in which the Company operates are highly competitive and the Company faces competition from a number of different manufacturers in each of its product areas and geographic markets, domestic and foreign. The Company competes in the sale of hoists with Demag, Kito-Harrington, Ingersoll-Rand and P&H; in chain and attachments with Cooper Tools, Peerless Chain Company and American Chain and Cable Company; in forged products with the Crosby Group, Chicago Hardware and Cooper Tools; and in actuators and rotary unions with Deublin and Joyce-Dayton. The principal competitive factors affecting the market for the Company's products include performance, functionality, price, brand recognition, customer service and support and product availability. Some of the Company's competitors have greater financial and other resources than the Company.


Production

     The Company emphasizes efficient, safe production in all of its manufacturing operations. Seven of the Company's manufacturing facilities have been certified as ISO 9000 qualified, and all of the others are preparing for qualification review. At several of its facilities, the Company employs continuous flow manufacturing analytical techniques to support manufacturing process improvements.


Employees

     At May 31, 1997, the Company had 3,479 employees, 2,973 in the United States, 237 in Canada, 118 in Mexico, 26 in China and 125 in Europe. Approximately 1,225 of the Company's employees are represented under eleven separate collective bargaining agreements which terminate at various times between January 31, 1998 and June 1, 2001.

     During the past five years,  the only  interruption  or  curtailment of the
Company's business due to labor dispute was a 29-day work stoppage at the Cobourg, Ontario plant in fiscal 1994, and a five-day work stoppage at a Yale plant in Charlotte, North Carolina in fiscal 1997. The Company believes that its relationship with its employees is good. In support of this relationship, the Company has maintained an Employee Stock Ownership Plan since 1988 and also uses incentive-based compensation programs that are linked to the Company's profitability.


Backlog

     The Company's backlog of orders at March 31, 1997 was approximately $58.9 million. The Company's orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer's specifications are generally shipped within four weeks. Accordingly, the Company does not believe that the amount of its backlog orders is a reliable indication of its future sales.


Environmental and Other Governmental Regulation

     Like many manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all facilities owned or leased by the Company shall, and all employees of the Company have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards. The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time-to-time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures that would result in a material adverse effect on the Company's results of operations or financial condition and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 1998.

     Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate, or clean up, sites that are contaminated by hazardous substances. This applies to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. The Company is involved in one judicial environmental enforcement proceeding regarding a site that it neither owns nor operates but with regard to which it has been identified by a governmental authority as one of several potentially responsible parties ("PRPs"). The Company has recently been involved in seven administrative enforcement proceedings in connection with the remediation of certain facilities, two of which it owns and operates and five of which it neither owns nor operates but with regard to which it is one of several identified PRPs. The Company has been and is cooperating with the regulatory authorities in connection with these environmental proceedings. From the perspective of the Company, with the exception of the three environmental administrative proceedings discussed below, these matters have been, and are expected to continue to be, minor matters not requiring substantial effort or expenditure on the part of the Company.

     The first environmental administrative proceeding is one in which the Company has completed a site remediation project at its manufacturing facility located in Tonawanda, New York ("Tonawanda Site") under a consent order with the New York State Department of Environmental Conservation ("NYSDEC"). The presence of certain contaminants in the soil and nearby stream sediments resulted in the listing of the Tonawanda Site on NYSDEC's registry of inactive hazardous waste disposal sites ("Registry"). The costs of the remediation of approximately $7.0 million have been paid in full by the Company, and NYSDEC has approved the final engineering report and certification submitted by the Company's technical consultant. The Tonawanda Site has officially been removed from the Registry as of June 1996.

     The second environmental administrative proceeding is one in which the Company has been identified by NYSDEC, along with other companies, as a PRP at the Frontier Chemical Site in Pendleton, New York ("Pendleton Site"), a site listed on NYSDEC's Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility by Frontier Chemical Waste Process, Inc. ("Frontier"). The Company sent waste pickle liquor generated at its facility in Tonawanda, New York to the Pendleton Site during the period from approximately 1969 to 1977, and the Company is participating with other PRPs in conducting the remediation of the Pendleton site under a consent order with NYSDEC. The approved remedial action plan consisted of excavation, consolidation and encapsulation at the Pendleton Site of contaminated sediments and soils, as well as pumping and, to the extent necessary, treating impacted groundwater. As a result of a negotiated cost allocation among the participating PRPs, the Company has paid its pro rata share of the remediation costs and accrued its share of the ongoing operations and maintenance costs. As of March 31, 1997, the Company has paid or accrued approximately $1.1 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton site and who, in the view of participating PRPs, should bear their pro rata shares of the site remediation costs. If any of the currently nonparticipating parties identified by the participating PRPs pay their pro rata shares of the remediation costs, then the Company's share of total site remediation costs will decrease. The Company also believes that some or all of its costs associated with the Pendleton Site may be covered by policies of liability insurance purchased by the Company. All of the Company's liability insurance carriers have been notified of this occurrence and, with certain exceptions, all have denied coverage in connection with the Pendleton Site. The Company is in the process of negotiating a settlement with one of its insurance carriers for a portion of the past and anticipated future costs.

However, there can be no assurance that any of the Company's past or present insurers will pay any portion of the Company's pro rata share of the remediation costs for the Pendleton Site.

     The third environmental administrative proceeding involves Mechanical Products, Inc., a subsidiary of Yale ("MPI"). In 1987, MPI discovered that groundwater and certain soils at and near its Jackson, Michigan plant contained certain organic chemical compounds in concentrations above those permitted by applicable law. MPI conducted an extensive investigation of the site and entered into an Administrative Order by Consent with the State of Michigan Department of Natural Resources which provides for further investigation and the development and implementation of a plan for remedial action. Since 1991, MPI has been engaged in efforts to investigate and remediate the impacted areas. As of March 31, 1997, the Company has paid or accrued approximately $ 5.0 million in remediation and ongoing operations and maintenance costs associated with this site.

     For all of the currently known environmental matters, the Company has accrued a total of approximately $5.35 million as of March 31, 1997, which, in the opinion of the Company's management, is sufficient to deal with such matters. Further, the Company's management believes that the environmental matters known to, or anticipated by, the Company should not, individually or in the aggregate, have a material adverse effect on the Company's cash flow, results of operations or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on the Company.

     The Company's operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA and regulations thereunder. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its cash flow, results of operations or financial condition.



Item 2.   Properties.
-------   -----------

         The Company maintains its corporate headquarters in Amherst, New York and conducts its principal manufacturing and distribution operations at the following facilities:

       Location                  Utilization         Square Footage   Owned or
                                                                      Leased

United States:

Amherst, NY               Headquarters                    52,000(a)   Leased(b)

Muskegon, MI              Hoist manufacturing               500,000   Owned

Forrest City, AR          Hoist manufacturing               257,000   Leased

Charlotte, NC             Industrial component              250,000   Leased
                          manufacturing

Tonawanda, NY             Patient lifter,                187,630(c)   Owned
                          manipulator and forged
                          product manufacturing
                          and warehouse

Wadesboro, NC             Hoist manufacturing               180,000   Owned

Lexington, TN             Chain manufacturing               153,230   Owned

Cedar Rapids, IA          Forging                           100,000   Owned

Reform, AL                Stamping factory                   99,760   Owned

Damascus, VA              Hoist manufacturing                87,400   Owned

Abingdon, VA              Hoist manufacturing                87,000   Owned

Chattanooga, TN           Forging                            77,000   Owned

Greensburg, IN            Scissor lift                       60,000   Owned
                          manufacturing

Jackson, MI               Circuit device                     53,000   Owned
                          manufacturing

Hollywood, MD             Circuit device                     53,000   Owned
                          manufacturing

Laurens, IA               Manipulator                        50,350   Owned
                          manufacturing

Lisbon, OH                Hoist manufacturing                37,000   Owned

Chattanooga, TN           Forging                            33,000   Owned

Sarasota, FL              Tire shredder                      24,954   Owned
                          manufacturing

Blaine, WA                Chain manufacturing                15,800   Owned

Romeoville, IL            Chain warehouse                    12,800   Leased

Ontario, CA               Chain warehouse                    12,600   Leased

Woodland, CA              Hoist warehouse                    10,000   Leased

Houston, TX               Chain warehouse                     7,800   Leased

Milwaukie, OR             Warehouse                           7,500   Leased

Atlanta, GA               Chain warehouse                     6,679   Leased

Edmonton, Alberta         Distribution center                 3,150   Leased

Seattle, WA               Chain warehouse           Space as needed   Leased

International:

Cobourg, Ontario,         Chain and hoist                   125,016   Owned
Canada                    manufacturing

Santiago                  Hoist manufacturing                85,000   Owned
Tianguistenco,
 Mexico D.F.

Richmond, British         Chain manufacturing                56,000   Owned
Columbia, Canada

Velbert, Germany          Hoist manufacturing                54,000   Leased

Hangzhou, China           Textile strapping                  20,000   Leased
                          manufacturing

Cambridge, Ontario,       Warehouse                          11,200   Leased
Canada

Rotterdam,                Distribution center       Space as needed   Leased
Netherlands
================================================================================

----------

(a) Approximately 26,000 square feet of the building are sublet through June 30, 1998.
(b) Title to the property is vested in the Town of Amherst Industrial Development Agency pursuant to an Industrial Development Bond transaction. The Company has the right and obligation to purchase the property at the expiration of the lease term for $1.00.
(c) Approximately 15,000 square feet of this facility are subject to leases which expire at various times through 1998.

     The Company also leases a number of sales offices and minor warehouses located throughout North America, Europe, Asia and South Africa.

     The Company believes that its properties have been adequately maintained, are in generally good condition and are suitable for the Company's business as presently conducted. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future. The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or enter into leases for alternative locations at market terms.


Item 3.   Legal Proceedings.
-------   ------------------

     From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company's cash flow, results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

     On November 18, 1996, an action entitled Miliken & Company vs. Duff-Norton Company, Inc. and Industrial Distribution Group, Inc. d/b/a Dixie Industrial Supply Company was commenced in the Superior Court of Troup County, Georgia. In its complaint in this action, the plaintiff alleges that a rotary union coupler manufactured by a subsidiary of Yale failed, causing a fire resulting in alleged damages to the plaintiff's carpet manufacturing facility and equipment in excess of $500 million. This action has been turned over to the Company's insurer and is in the early stages of discovery.

     The Company has denied all of the material allegations contained in the complaint and has asserted certain affirmative defenses. Based upon the advice of its counsel, the Company believes it has meritorious defenses to the causes of action specified in the complaint and intends to vigorously defend this action.


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     Not applicable.

                                     PART II

Item 5.   Market for the Company's Common Stock and Related Security Holder
-------   -----------------------------------------------------------------
          Matters.
          --------

     The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the trading symbol "CMCO". The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the Company's Common Stock as reported by NASDAQ.


                                      Fiscal 1997            Fiscal 1996
                                    ----------------       ----------------
                                     Low       High         Low       High
                                    ------    ------       ------    ------
     1st Quarter                    15-1/4    16-3/4         --        --
     2nd Quarter                    13-7/8    15-5/8         --        --
     3rd Quarter                    14-1/4    16-5/8         --        --
     4th Quarter                    15-1/4    18-3/8       15-1/8    16-5/8

     As of March 31, 1997, there were 149 holders of record of the Company's Common Stock. Over 2,000 additional shareholders hold shares of the Company's Common Stock in "street name".

     The Company declared total cash dividends on its common stock of $.27 per share and $.236 per share in fiscal 1997 and 1996, respectively.

Item 6.   Selected Financial Data
-------   -----------------------

The selected financial data set forth below should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere. Refer to the "Description of Business and Business Acquisitions" note to the consolidated financial statements regarding the unaudited pro forma information presented, which reflects the Yale, Lister and Lift-Tech acquisitions and related borrowings, and also the initial public offering as if they occurred on April 1, 1995, which is the beginning of fiscal 1996.

                               1997       1996       1995       1994       1993
                             ---------------------------------------------------
                              (In thousands, except per share data)
Income Statement Data:
Net sales                  $ 359,424  $ 209,837  $ 172,330  $ 142,313  $ 128,338
Gross profit                 107,437     60,326     47,838     38,786     35,118
Unusual charges (a)                -        672      1,598      2,055         26
Income from operations
   before amortization        50,251     26,593     18,876     12,798     12,480
Income from operations        45,054     25,802     18,276     12,420     12,173
Interest and debt expense     11,930      5,292      2,352      2,126      2,464
Income before income
   taxes, minority interest,
   extraordinary charge,
   and cumulative effect
   of accounting change       34,292     21,644     16,396     10,665      9,975
Extraordinary charge
   for early debt
   extinguishment             (3,198)         -          -          -          -
Cumulative effect of
   accounting change               -          -          -      1,001          -
Net income                    15,154     12,987     10,504      7,029      6,272

Net income per common
   share (b)                    1.15       1.69       1.48       0.99       0.87
Cash dividend declared per
   common share (b)        $    0.27   $   0.24  $    0.21   $   0.18   $   0.18


Pro Forma Income Statement Data:
Income before income taxes,
   minority interest, and
   extraordinary charge      $31,133    $21,231
Net income                    11,415      9,903
Net income per share, both
   primary and fully diluted:
   Income before extra-
     ordinary charge            1.11       0.75
   Net income                $  0.86    $  0.75
Weighted average common
   shares assumed
   outstanding,
     - primary                13,215     13,188
     - fully diluted          13,216     13,188

                                                   March 31,
                               1997       1996       1995       1994       1993
                             ---------------------------------------------------
                                             (In thousands)
Balance Sheet Data:
Current assets              $204,371   $ 99,003   $ 63,649   $ 63,269   $ 58,231
Total assets                 548,245    188,734     97,822     93,378     83,026
Current liabilities:
   Notes payable to
     banks and current
     portion of long-
     term debt                23,906      3,081      8,169     15,154      8,899
   Other                      64,091     31,464     23,374     22,969     18,944
                             ---------------------------------------------------
                              87,997     34,545     31,543     38,123     27,843
Long-term debt               263,944      8,298     18,973     16,726     20,492
Shareholders' equity        $150,156   $137,622   $ 40,850   $ 32,464   $ 27,131


(a) Unusual charges consist of $672, $1,598, $264, and $26 of environmental remediation costs in 1996 through 1992, respectively, and also $1,791 of goodwill write-off in 1994.

(b) Reflects a 17 to 1 stock split of the common stock effected on February 15, 1996.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Results of Operations
Fiscal Years Ended March 31, 1997, 1996, and 1995
Sales growth during the periods was due primarily to the October 1996 Yale acquisition and the November 1995 Lift-Tech acquisition as well as increased volume in nearly all distribution channels. Sales in 1997 increased $149,587,000 or 71.3% over 1996, and sales in 1996 increased $37,507,000 or 21.8% over 1995.
The 1997 sales include $88.3 million in Yale sales and $81.5 million in Lift-Tech sales; the 1996 sales include $29.6 million in Lift-Tech sales. In addition, during this period the Company introduced list price increases of approximately 4% between November and January of each year affecting many of its hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channels were as follows, in thousands of dollars and with percentage changes for each market group:

                                          Fiscal years ended
                                          ------------------
                                  1997           1996            1995
                                  ----           ----            ----
                                   (In thousands, except percentages)
Commercial sales
    Domestic                  $ 267,426      $ 152,245       $  126,388
    International                65,302         31,995           19,736
                                -------        -------          -------
                                332,728        184,240          146,124
Consumer sales
    Domestic                     24,022         23,282           24,136
    International                 2,674          2,315            2,070
                                -------         ------          -------
                                 26,696         25,597           26,206
                                -------         ------          -------
Consolidated net sales        $ 359,424      $ 209,837       $  172,330
                                =======        =======          =======

                                     Change                   Change
                                  1997 vs 1996            1996 vs 1995
                                  ------------            ------------
                                Amount      %            Amount       %
                              ---------   -----         --------    -----
Commercial sales
    Domestic                  $ 115,181    75.7        $  25,857     20.5
    International                33,307   104.1           12,259     62.1
                              ---------                 --------
                                148,488    80.6           38,116     26.1
Consumer sales
    Domestic                        740     3.2             (854)    (3.5)
    International                   359    15.5              245     11.8
                              ---------                 --------
                                  1,099     4.3             (609)    (2.3)
                              ---------                 --------
Consolidated net sales        $ 149,587    71.3         $ 37,507     21.8
                              =========                 ========

The 75.7% growth in domestic commercial sales in 1997 resulted almost entirely from the Yale and Lift-Tech acquisitions. The Company also experienced increased sales volume primarily in the specialty distributors marketing channel, which consists of catalog houses, entertainment product distributors and material handling specialists. The 104.1% growth in international commercial sales in 1997 resulted almost entirely from the addition of the European operations of Yale, and also from the Company's existing Canadian operations. Consumer sales have been strongest in the Company's Canadian markets.

The 20.5% growth in domestic commercial sales during 1996 resulted almost entirely from the acquisition of Lift-Tech. The 62.1% growth in international commercial sales in 1996 included a 37.0% increase from operations other than Lift-Tech. These increases resulted principally from increased demand in Canada by industrial wholesale distributors, and in Europe, South America and Asia by industrial wholesale distributors and entertainment equipment distributors caused by improving economies in these regions. In addition, the Company also believes that it increased its market share in many of these regions, particularly in sales to general distributors in Canada and sales of hoists to the European entertainment industry. The growth also included 10.5% due to higher sales of tire shredders internationally. Exclusive of the tire shredders and Lift-Tech, international commercial sales grew 26.5% in fiscal 1996.

The Company believes that the decrease in its domestic consumer sales in fiscal 1996 reflects reduced consumer activity in the U.S. economy, particularly in the second and third quarters.

The Company's gross profit margin was approximately 29.9%, 28.7% and 27.8% for 1997, 1996, and 1995, respectively. The increase in gross profit margin in each of the periods resulted from the effects of the Company's cost control efforts and the economies of scale resulting from increasing production levels. The 1997 improvement was offset by approximately $1.5 million of corporate-wide incentive compensation.

Selling expenses increased to $32,550,000 in fiscal 1997 from $19,120,000 in 1996, and from $15,915,000 in 1995. The 1997 expenses were impacted by the addition of Yale and the full year of Lift-Tech sales; the 1996 expenses were impacted by the addition of Lift-Tech sales. However, it should be noted that as a percentage of consolidated net sales, selling expenses were 9.1%, 9.1% and 9.2% in fiscal 1997, 1996 and 1995, respectively. Sales per employee increased to $134,400 in 1997 from $113,200 in 1995.

General and administrative expenses increased to $24,636,000 in fiscal 1997 from $13,941,000 in fiscal 1996, and from $11,449,000 in 1995. The 1997 expenses were impacted by the addition of Yale and the full year of Lift-Tech activities; the 1996 expenses were impacted by the addition of Lift-Tech activities. As a percentage of consolidated net sales, general and administrative expenses were 6.9%, 6.6% and 6.6% in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, these expenses included approximately $1,200,000 of corporate-wide incentive compensation.

Amortization of intangibles increased $4,406,000 in fiscal 1997 to $5,197,000 due to the goodwill resulting from the Yale and Lift-Tech acquisitions; the $191,000 increase in 1996 was also due to the partial year of goodwill amortization resulting from the acquisition of Lift-Tech.

Environmental remediation costs were $672,000 in fiscal 1996 and $1,598,000 in 1995. The 1996 costs resulted primarily from the Pendleton, New York site remediation, which is complete. The 1995 costs included approximately $1.4 million for the Tonawanda plant site remediation which has also been completed.

Interest and debt expense increased by $6,638,000 to $11,930,000 in fiscal 1997 from $5,292,000 in 1996 and by $2,940,000 from $2,352,000 in 1995. The fiscal
1997 and 1996 increases were due to the financing required to complete the Yale and Lift-Tech acquisitions, respectively. The 1996 financing was repaid in full with the proceeds from the Company's initial public offering. As a percentage of consolidated net sales, interest and debt expense was 3.3%, 2.5% and 1.4% in fiscal 1997, 1996 and 1995, respectively.

Interest and other income increased by $34,000 to $1,168,000 in fiscal 1997 from $1,134,000 in 1996, and by $662,000 from $472,000 in fiscal 1995. The 1997 income reflects increases in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims. The fiscal 1996 increase is primarily due to a $625,000 gain recognized upon the sale of an uncontrolled foreign subsidiary.

Income taxes as a percentage of pre-tax accounting income were 45.5%, 40.0% and 35.9% in fiscal 1997, 1996 and 1995, respectively. The fiscal 1997 and 1996 percentages reflect the effect of non-deductible goodwill amortization resulting from the Yale and Lift-Tech acquisitions. The lower rate in fiscal 1995 reflects the use of all remaining net operating loss carryforwards by one of the Company's subsidiaries.

The minority interest share of Yale earnings of $323,000 resulted from the fact that the Company acquired 72% of the outstanding Yale shares on a fully diluted basis in October 1996 and the remainder in January 1997.

The extraordinary charge for early debt extinguishment of $3,198,000 resulted from the tender in December 1996 for 11.5% acquired Yale notes. The charge consisted of redemption premiums, costs to exercise the tender offer, and write-off of previously incurred deferred financing costs, and is net of $2,133,000 of tax benefit.

As a result of the above, net income increased $2,167,000 or 16.7% in 1997 and $2,483,000 or 23.6% in 1996. This is based on net income of $15,154,000,
$12,987,000  and  $10,504,000  or  4.2%,  6.2%  and  6.1%  as  a  percentage  of consolidated net sales in fiscal 1997, 1996 and 1995, respectively.

Liquidity and Capital Resources
The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

In October 1996, primarily to finance the Yale acquisition, the Company refinanced and modified its then existing credit facilities. The existing revolving lines of credit were replaced with a $125 million revolving credit facility bearing interest at varying Eurodollar rates based on LIBOR plus 250 basis points. The Company also obtained $125 million and $75 million term loans bearing interest at varying Eurodollar rates based on LIBOR plus 250 and 300 basis points, respectively. These new credit facilities are secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. To manage its exposure to interest rate fluctuations, the Company has interest rate swaps and caps.

Net cash provided by operating activities increased to $28,886,000 in fiscal 1997 from $18,338,000 in 1996 and $15,529,000 in fiscal 1995. The $10,548,000 increase in net cash provided by operating activities in fiscal 1997 resulted primarily from depreciation and amortization of $6,057,000, deferred income taxes of $3,920,000 and an extraordinary charge for early debt extinguishment of $3,198,000. The $2,809,000 increase in net cash provided by operating activities in fiscal 1996 resulted primarily from improved operating results of $2,483,000. Operating assets net of liabilities increased $5,905,000 in fiscal 1997 compared to a $1,027,000 increase in 1996 and $160,000 decrease in 1995.

Net cash used in investing activities increased to $222,382,000 in fiscal 1997 from $73,721,000 in 1996 and $8,083,000 in 1995. The $148,661,000 increase in net cash used in investing activities in fiscal 1997 compared to fiscal 1996 includes $202,644,000 and $7,464,000 for the Yale and Lister acquisitions, respectively. The $65,692,000 increase in net cash used in investing activities in fiscal 1996 compared to fiscal 1995 was primarily due to the acquisition of Lift-Tech for $62,950,000, acquisition of the remaining 51% interest in Endor, and a $1,640,000 increase in capital expenditures.

Capital  Expenditures
In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for fiscal 1997, 1996 and 1995 were $9,392,000, $6,988,000 and $5,348,000, respectively, excluding those capital assets acquired in conjunction with business acquisitions.

Inflation and Other Market Conditions
The Company's costs are affected by inflation in the U.S. economy, and to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The Company does not believe that inflation has had a material effect on results of operations over the periods presented because of low inflation levels over the period and because the Company has generally been able to pass on rising costs through price increases. However, in the future there can be no assurance that the Company's business will not be affected by inflation or that it will be able to pass on cost increases.

Seasonality and Quarterly Results
Lower than average orders and shipments during the December holiday period have a slight effect on the Company. In addition, quarterly results may be materially affected by the timing of large customer orders, by periods of high vacation concentrations, and by acquisitions and the magnitude of acquisition costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

Effects of New Accounting Pronouncements
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options and has presented the disclosures required by FAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, there has been no impact on the financial statements. In fiscal 1998, the Company will adopt FAS No. 128, "Earnings per Share" which is not expected to have a material effect on the financial statements.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 1997:


                                                             Page No.
                                                             --------

     Report of Independent Auditors.............................22

     Consolidated Balance Sheets................................23

     Consolidated Statements of Income..........................24

     Consolidated Statements of Shareholders' Equity............25

     Consolidated Statements of Cash Flows......................27

     Notes to Consolidated Financial Statements.................28

                         Report of Independent Auditors



Board of Directors
Columbus McKinnon Corporation


We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                      /s/Ernst & Young LLP



Buffalo, New York
May 12, 1997

                          COLUMBUS MCKINNON CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                  March 31,
                                                              1997         1996
                                                            -------------------
                                                               (In thousands)
Assets
Current assets:
   Cash and cash equivalents                               $  8,907   $  10,171
   Trade accounts receivable, less allowance for
     doubtful accounts ($1,884 and $917 respectively)        74,446      38,741
   Inventories                                               94,409      48,303
   Net assets held for sale                                  14,971           -
   Prepaid expenses                                          13,638       1,788
                                                            -------------------
Total current assets                                        206,371      99,003
Net property, plant, and equipment                           63,942      30,909
Goodwill and other intangibles, net                         250,062      42,951
Marketable securities                                        13,590      11,174
Deferred taxes on income                                      8,935       2,881
Other assets                                                  5,345       1,816
                                                            -------------------
Total assets                                              $ 548,245   $ 188,734
                                                            ===================
Liabilities and Shareholders' Equity Current liabilities:
   Notes payable to banks                                 $   1,562   $   1,635
   Trade accounts payable                                    28,330      15,661
   Accrued liabilities                                       35,761      15,803
   Current portion of long-term debt                         22,344       1,446
                                                            -------------------
Total current liabilities                                    87,997      34,545
Long-term debt, less current portion                        263,944       8,298
Other non-current liabilities                                46,148       8,269
                                                            -------------------
Total liabilities                                           398,089      51,112
                                                            -------------------
Shareholders' equity:
   Class A voting common stock; 50,000,000 shares
     authorized; 13,748,358 and 13,731,669 shares issued        137         137
   Additional paid-in capital                                95,254      94,283
   Retained earnings                                         60,999      49,386
   ESOP debt guarantee;  426,508 and 532,109 shares          (4,201)     (5,238)
   Unearned restricted stock;  134,550 and 136,850 shares      (821)       (836)
   Net unrealized investment gains                            1,040         722
   Minimum pension liability adjustment                        (541)       (430)
   Foreign currency translation adjustment                   (1,711)       (402)
                                                            -------------------
Total shareholders' equity                                  150,156     137,622
                                                            -------------------
Total liabilities and shareholders' equity                $ 548,245   $ 188,734
                                                            ===================
See accompanying notes.

                          COLUMBUS McKINNON CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended March 31,
                                             1997           1996          1995
                                           ------------------------------------
                                           (In thousands, except per share data)

Net sales                               $  359,424      $ 209,837     $ 172,330
Cost of products sold                      251,987        149,511       124,492
                                           ------------------------------------
Gross profit                               107,437         60,326        47,838

Selling expenses                            32,550         19,120        15,915
General and administrative expenses         24,636         13,941        11,449
Amortization of intangibles                  5,197            791           600
Environmental remediation costs                  -            672         1,598
                                           ------------------------------------
                                            62,383         34,524        29,562
                                           ------------------------------------
Income from operations                      45,054         25,802        18,276

Interest and debt expense                   11,930          5,292         2,352
Interest and other income                    1,168          1,134           472
                                           ------------------------------------
Income before income taxes, minority
   interest and extraordinary charge        34,292         21,644        16,396
Income tax expense                          15,617          8,657         5,892
                                           ------------------------------------
Income before minority interest and
   extraordinary charge                     18,675         12,987        10,504
Minority interest                             (323)             -             -
                                           ------------------------------------
Income before extraordinary charge          18,352         12,987        10,504
Extraordinary charge for early debt
   extinguishment                           (3,198)             -             -
                                           ------------------------------------
Net income                              $   15,154      $  12,987     $  10,504
                                           ====================================

Earnings per share data, both
   primary and fully diluted:
  Income before extraordinary charge
   for debt extinguishment              $     1.39      $    1.69     $    1.48
  Extraordinary charge for debt
   extinguishment                            (0.24)             -             -
                                           ------------------------------------
  Net income                            $     1.15      $    1.69     $    1.48
                                           ====================================
See accompanying notes.

                                            COLUMBUS McKINNON CORPORATION
                                              CONSOLIDATED STATEMENTS OF
                                                 SHAREHOLDERS' EQUITY
                                    (In  thousands, except share and per share data)


                            Preferred    Common     Addi-                                    Net     Minimum    Foreign
                             Stock at     Stock     tional              ESOP    Unearned  Unrealized  Pension   Currency   Treasury
                            Redemption    ($.01    Paid-in  Retained    Debt   Restricted Investment Liability Translation  Stock
                              Value     par value) Capital  Earnings Guarantee   Stock       Gains  Adjustment  Adjustment  At Cost
                          ----------------------------------------------------------------------------------------------------------
Balance at March 31, 1994      $  100    $  72     $ 5,662  $ 29,418   $ (893)   $ (131)   $  156    $ (114)    $(485)     $ (1,321)
Earned 86,139 ESOP shares           -        -           -         -      614         -         -         -         -             -
Sale of 609,144 common
   shares to ESOP                   -        6       5,995         -   (6,000)        -         -         -         -             -
Repurchase of 23,800 common
   shares held by ESOP              -        -           -         -        -         -         -         -         -          (250)
Repurchase of 124,899
   common shares                    -        -           -         -        -         -         -         -         -        (1,310)
Restricted common stock
   granted, 105,400 shares          -        -         219         -        -    (1,014)        -         -         -           803
Earned portion of restricted
   stock                            -        -           -         -        -       187         -         -         -             -
Net income 1995                     -        -           -    10,504        -         -         -         -         -             -
Net unrealized gain on
   investments                      -        -           -         -        -         -       117         -         -             -
Change in minimum pension
   liability adjustment             -        -           -         -        -         -         -        52         -             -
Change in foreign currency
   translation adjustment           -        -           -         -        -         -         -         -       (58)            -
Preferred dividends declared
   $100 per share                   -        -           -       (10)       -         -         -         -         -             -
Common dividends declared
   $0.21 per share                  -        -           -    (1,469)       -         -         -         -         -             -
                          ----------------------------------------------------------------------------------------------------------
Balance at March 31, 1995         100       78      11,876    38,443   (6,279)     (958)      273       (62)     (543)       (2,078)
Earned 122,816 ESOP shares          -        -         222         -    1,041         -         -         -         -             -
Issued 108,375 common
   shares for purchase of
   affiliated company               -        -         319         -        -        -          -         -         -         1,056
Repurchase of 24,582 common
   shares held by ESOP              -        -           -         -        -        -          -         -         -          (312)
Restricted common stock
   canceled, 17,000 shares          -        -           9         -        -       45          -         -         -          (127)
Restricted common stock
   granted, 14,450 shares           -        -          44         -        -     (183)         -         -         -           139
Earned portion of restricted
   stock                            -        -           -         -        -      260          -         -         -             -
Restricted stock market
   value adjustment                 -        -          45         -        -        -          -         -         -             -
Sold 850 common shares              -        -           3         -        -        -          -         -         -             9
Exchanged 850 common shares
   to retire preferred shares    (100)       -           2         -        -        -          -         -         -             9
Canceled treasury shares            -        -      (1,304)        -        -        -          -         -         -         1,304
Issued 6,037,500 common
   shares under initial
   public offering                  -       59      83,067         -        -        -          -         -         -             -
Net income 1996                     -        -           -    12,987        -        -          -         -         -             -
Net unrealized gain on
   investments                      -        -           -         -        -        -        449         -         -             -
Change in minimum pension
   liability adjustment             -        -           -         -        -        -          -      (368)        -             -
Change in foreign currency
   translation adjustment           -        -           -         -        -        -          -         -       141             -
Preferred dividends declared
   $75 per share                    -        -           -        (7)       -        -          -         -         -             -
Common dividends declared
   $0.236 per share                 -        -           -    (2,037)       -        -          -         -         -             -
                          ----------------------------------------------------------------------------------------------------------
Balance at March 31, 1996           -      137      94,283    49,386   (5,238)    (836)       722      (430)     (402)            -
                          ==========================================================================================================

                                                   COLUMBUS McKINNON CORPORATION
                                                     CONSOLIDATED STATEMENTS OF
                                                        SHAREHOLDERS' EQUITY
                                        (In  thousands, except share and per share data)


                            Preferred    Common     Addi-                                    Net      Minimum    Foreign
                             Stock at     Stock     tional              ESOP    Unearned  Unrealized  Pension    Currency   Treasury
                            Redemption    ($.01    Paid-in  Retained    Debt   Restricted Investment Liability  Translation   Stock
                              Value     par value) Capital  Earnings  Guarantee   Stock     Gains    Adjustment  Adjustment  At Cost
                          ----------------------------------------------------------------------------------------------------------
Balance at March 31, 1996           -       137     94,283     49,386   (5,238)    (836)      722       (430)       (402)         -
Earned 105,601 ESOP shares          -         -        665          -    1,037        -         -          -           -          -
Restricted common stock
   granted, 19,800 shares;
   net of 3,111 shares
   canceled                         -         -        289         -         -     (280)        -          -           -          -
Earned portion of restricted
   stock                            -         -         17         -         -      295         -          -           -          -
Net income 1997                     -         -          -    15,154         -        -         -          -           -          -
Net unrealized gain on
   investments                      -         -          -         -         -        -       318          -           -          -
Change in minimum pension
   liability adjustment             -         -          -         -         -        -         -       (111)          -          -
Change in foreign currency
   translation adjustment           -         -          -         -         -        -         -          -      (1,309)         -
Common dividends declared
   $0.27 per share                  -         -          -    (3,541)        -        -         -          -           -          -
                          ----------------------------------------------------------------------------------------------------------
Balance at March 31, 1997    $      -     $ 137   $ 95,254  $ 60,999  $ (4,201)  $ (821)  $ 1,040     $ (541)   $ (1,711)     $   -
                          ==========================================================================================================
See accompanying notes.



                          COLUMBUS McKINNON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Year ended March 31,
                                                   1997        1996       1995
                                                  -----------------------------
                                                           (In thousands)
Operating activities:
Net income                                     $  15,154   $  12,987  $  10,504
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Extraordinary charge for early debt
         extinguishment                             3,198           -         -
     Minority interest                                323           -         -
     Depreciation and amortization                 11,285       5,228     3,285
     Deferred income taxes                          4,816         896     1,434
     Other                                             15         254       146
     Changes in operating assets and liabilities
     net of effects from businesses purchased:
         Trade accounts receivable                 (3,320)        567      (961)
         Inventories                               (2,177)     (2,365)    2,728
         Prepaid expenses                          (1,721)      1,373      (173)
         Other assets                                (949)        682       117
         Trade accounts payable                      (586)       (913)      298
         Accrued and non-current liabilities        2,848        (371)   (1,849)
                                                  ------------------------------
Net cash provided by operating activities          28,886      18,338    15,529
                                                  ------------------------------
Investing activities:
Purchase of marketable securities, net             (2,098)     (1,806)   (1,334)
Capital expenditures                               (9,392)     (6,988)   (5,348)
Purchase of businesses, net of cash acquired     (210,108)    (64,927)   (1,401)
Net assets held for sale                             (784)          -         -
                                                  ------------------------------
Net cash used in investing activities            (222,382)    (73,721)   (8,083)
                                                  ------------------------------
Financing activities:
Proceeds from issuance of common stock, net             -      83,126         -
Net (payments) borrowings under
   revolving line-of-credit agreements             81,293      (2,956)   (7,103)
Repayment of debt                                 (78,528)    (62,944)   (3,635)
Proceeds from issuance of long-term debt          200,000      50,000     6,000
Deferred financing costs incurred                 (10,000)     (1,405)      (21)
Dividends paid                                     (4,390)     (1,688)   (1,348)
Repurchase of stock                                     -        (391)   (1,553)
Reduction of ESOP debt guarantee                   (1,596)      1,041       614
                                                  ------------------------------
Net cash provided by (used in)
   financing activities                           186,779      64,783    (7,046)
Effect of exchange rate changes on cash            (1,078)        384       (57)
                                                  ------------------------------
Net change in cash and cash equivalents            (7,795)      9,784       343
Cash and cash equivalents at
   beginning of year                               16,702         387        44
                                                  ------------------------------
Cash and cash equivalents at end of year       $    8,907  $   10,171 $     387
                                                  ==============================
Supplementary cash flows data:
   Interest paid                               $    8,683  $    5,256 $   2,439
   Income taxes paid                           $   14,993  $    5,555 $   7,587

See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Business Acquisitions

Columbus McKinnon Corporation (the Company) manufacturers and sells hoists, chain, forgings, operator-controlled manipulators, scissor lifts, mechanical jacks, rotating joints, actuators, circuit protection devices and tire shredders primarily within the material handling industry. Approximately 78% of sales are to customers in the United States.

On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock (on a fully diluted basis) of Spreckels Industries, Inc., now known as Yale Industrial Products, Inc. ("Yale"), a manufacturer of a wide range of industrial products, including hoists, scissor lifts, mechanical jacks, rotating joints, actuators and circuit protection devices. On January 3, 1997 the Company acquired the remaining outstanding shares, effected a merger, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt.

The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1997 include Yale activity since its October 17 acquisition by the Company. The minority interest share of Yale's earnings since acquisition through January 3, 1997 has been appropriately segregated from consolidated net income.

Included with the Yale acquired assets were real estate properties and equipment retained from Yale's April 19, 1996 sale of two of its subsidiaries in unrelated businesses. These assets held for sale are expected to be sold in fiscal 1998 and have been recorded at their estimated realizable values net of disposal costs, separately reflected on the consolidated balance sheet and amounting to $14,971,000 as of March 31, 1997.

On December 19, 1996, the Company acquired all of the outstanding stock of Lister Bolt & Chain Ltd. and of Lister Chain & Forge, Inc. (together known as "Lister"), a chain and forgings manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $7 million of cash, which was financed by the Company's revolving debt facility. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1997 include Lister activity since its December 19 acquisition by the Company.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Description of Business and Business Acquisitions (continued)

On November 1, 1995, the Company acquired all of the outstanding stock of LTI Holdings, Inc., parent company of Lift-Tech International, Inc. ("Lift-Tech"), a hoist manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $63 million, consisting of $43 million in cash and $20 million for the refinancing of Lift-Tech bank debt.

The consolidated statement of income and consolidated statement of cash flows for the year ended March 31, 1996 include Lift-Tech activity since its November 1, 1995 acquisition by the Company.

The following table presents pro forma summary information, which is not covered by the report of independent auditors, for the years ended March 31, 1997 and 1996, as if the Yale, Lister and Lift-Tech acquisitions and related borrowings, and also the initial public offering had occurred as of April 1, 1995 which is the beginning of fiscal 1996. The pro forma net income for the year ended March 31, 1996, as if the Yale, Lister and Lift-Tech acquisitions and related borrowings (but not the initial public offering) occurred as of April 1, 1995, is $5,280,000. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                  Year Ended March 31,
                                                 1997                 1996
                                             --------------------------------
                                          (In thousands, except per share data)

   Pro forma:
     Net sales                                $ 470,325            $ 449,309
     Income from operations                      54,862               46,188
     Income before extraordinary charge          14,613                9,903
     Net income                                  11,415                9,903

     Earnings per share, both
       primary and fully diluted:
     Income before extraordinary charge            1.11                 0.75
     Extraordinary charge                         (0.25)                   -
     Net income                                    0.86                 0.75

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Accounting Principles and Practices

Consolidation

These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated at average exchange rates for the year. All assets and liabilities are translated at the year-end exchange rate. Gains or losses on translations are accumulated in the shareholders' equity section of the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Revenue Recognition and Concentration of Credit Risk

Sales are recorded when products are shipped to a customer. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The Company established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Inventories

Inventories are valued at the lower of cost or market. Costs of approximately 60% of inventories have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) method. FIFO cost approximates replacement cost.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Accounting Principles and Practices (continued)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment - 15 to 40 years; machinery and equipment - 3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

Goodwill

It is the Company's policy to account for goodwill and other intangible assets at the lower of amortized cost, or fair value if indicators of impairment exist.

As a result of the Lift-Tech, Yale and Lister acquisitions, the Company recorded approximately $42 million, $200 million and $2 million of goodwill, respectively, which is being amortized on a straight-line basis over twenty five years. At March 31, 1997 and 1996 accumulated amortization was $5,644,000 and $689,000, respectively.

Marketable Securities

All of the  Company's  investments,  which  consist  of  equity  securities  and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in interest and other income on the consolidated statements of income.

The marketable securities are carried as long-term assets since they are retained for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Accounting Principles and Practices (continued)

Fair Value of Financial Instruments

The fair value of interest rate swap and cap agreements is the amount that the Company would receive or pay to terminate the agreements, based on quoted market prices and considering current interest rates and remaining maturities.

Research and Development

Research  and  development  costs as defined  in FAS No. 2, for the years  ended
March  31,  1997,  1996  and  1995  were  $1,283,000,   $662,000  and  $491,000,
respectively.


3.     Inventories

Inventories consisted of the following:
                                                       March 31,
                                                  1997           1996
                                              ---------------------------
                                                     (In thousands)
At cost - FIFO basis:
   Raw materials                             $   35,815      $   24,596
   Work-in-process                               17,206          11,533
   Finished goods                                44,344          15,180
                                              ---------------------------
                                                 97,365          51,309
LIFO cost less than FIFO cost                    (2,956)         (3,006)
                                              ---------------------------
Net inventories                              $   94,409      $   48,303
                                              ===========================


4.     Marketable Securities

Marketable securities are retained for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc. (see Notes 2 and 12). The following is a summary of available-for-sale securities at March 31, 1997:

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Marketable Securities (continued)


                                   Cost       Gross        Gross      Estimated
                                            Unrealized   Unrealized      Fair
                                              Gains        Losses        Value
                                 -----------------------------------------------

                                                (In thousands)

Government securities           $ 9,039       $   74        $ 75        $ 9,038

U. S. corporate securities          738            7           3            742
                                 -----------------------------------------------
  Total debt securities           9,777           81          78          9,780

Equity securities                 2,213        1,600           3          3,810
                                 -----------------------------------------------
                                $11,990       $1,681        $ 81        $13,590
                                 ===============================================

The following is a summary of available-for-sale securities at March 31, 1996:

                                   Cost       Gross        Gross      Estimated
                                            Unrealized   Unrealized      Fair
                                              Gains        Losses        Value
                                 -----------------------------------------------
                                                 (In thousands)

Government securities           $ 7,346       $  104        $ 54        $ 7,396

U. S. corporate securities          100           10           -            110
                                 -----------------------------------------------

  Total debt securities           7,446          114          54          7,506

Equity securities                 2,617        1,059           8          3,668
                                 -----------------------------------------------
                                $10,063       $1,173        $ 62        $11,174
                                 ===============================================

The amortized cost and estimated fair value of debt and equity securities at March 31, 1997, by contractual maturity, are shown below:
                                                                      Estimated
                                                                        Fair
                                                  Cost                  Value
                                             -----------------------------------
                                              (In thousands)

   Due in one year or less                  $     1,358            $     1,352
   Due after one year through three years         1,705                  1,693
   Due after three years                          6,714                  6,735
                                             -----------------------------------
                                                  9,777                  9,780
   Equity securities                              2,213                  3,810
                                             -----------------------------------
                                            $    11,990            $    13,590
                                             ===================================

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Marketable Securities (continued)

Net unrealized gains included in the balance sheet amounted to $1,600,000 and $1,111,000 at March 31, 1997 and 1996, respectively. The amounts, net of related income taxes of $560,000 and $389,000 at March 31, 1997 and 1996, respectively, are reflected as a separate component of equity.


5.   Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                March 31,
                                                            1997          1996
                                                         -----------------------
                                                             (In thousands)

   Land and land improvements                           $  2,892       $  1,740
   Buildings                                              14,986          7,834
   Machinery, equipment, and leasehold improvements       65,431         34,767
   Construction in progress                                3,003          2,224
                                                         -----------------------
                                                          86,312         46,565
   Less accumulated depreciation                          22,370         15,656
                                                         -----------------------
   Net property, plant, and equipment                   $ 63,942       $ 30,909
                                                         =======================

6.   Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company included the following:

                                                                March 31,
                                                            1997          1996
                                                         -----------------------
                                                             (In thousands)

       Accrued payroll                                  $ 12,298       $  5,487
       Accrued pension cost                                5,583          3,088
       Accrued interest                                    3,211            149
       Income taxes payable                                2,875          2,061
       Other accrued liabilities                          11,794          5,018
                                                         -----------------------
                                                        $ 35,761       $ 15,803
                                                         =======================

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Accrued Liabilities and Other Non-current Liabilities (continued)

Consolidated   other  non-current   liabilities  of  the  Company  included  the
following:

                                                                 March 31,
                                                            1997          1996
                                                          ----------------------
                                                              (In thousands)

       Accumulated postretirement benefit obligation     $ 17,057      $      -
       Accrued general and product liability costs         11,874         7,110
       Other non-current liabilities                       17,217         1,159
                                                          ----------------------
                                                         $ 46,148      $  8,269
                                                          ======================

7.   Notes Payable and Long-Term Debt

Consolidated notes payable and long-term debt payable to banks (except as noted) of the Company consisted of the following:

                                                                 March 31,
                                                            1997          1996
                                                        -----------------------
                                                           (In thousands)
Term Loan A payable in quarterly  installments
  of $5,000,000 through March 1998, $6,250,000
  through March 1999,  $6,875,000 through
  March 2001 and $10,000,000 through September 2001
  plus interest payable at varying Eurodollar rates
  based on LIBOR plus 250 basis points
  (8.12% at March 31, 1997).                          $ 120,000      $    -

Term Loan B payable in quarterly installments of
  $250,000 through March 2001, $187,500 through
  March 2002, $8,750,000 through March 2003, and
  $17,500,000 through September 2003 plus interest
  payable at varying Eurodollar rates based on LIBOR
  plus 300 basis points (8.62% at March 31, 1997).       74,750           -

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Notes Payable and Long-Term Debt (continued)

                                                              March 31,
                                                        1997            1996
                                                     ---------------------------
                                                           (In thousands)
Revolving Credit Facility with availability up to
  $125 million,  due October 17, 1999 with interest
  payable at varying Eurodollar rates based on LIBOR
  plus 250 basis points.                              $  83,000           $  -

Industrial Development Revenue Bonds payable
  annually at $625,000 through 1999, $620,000
  thereafter through 2001, $315,000 in 2002, and
  $52,000 in 2003 in quarterly sinking fund
  installments plus interest payable at varying
  effective rates (3.81% and 3.78% at
  March 31, 1997 and 1996).                               2,857           3,482

Employee Stock  Ownership Plan term loans payable
  in quarterly  installments  of $148,000 plus an
  annual minimum of $23,000 through July 1999 and
  $3,156,000 in October 1999 plus interest payable
  at prime plus 1% or a Eurodollar rate plus 250
  basis points (8.06% and 9.25% at March 31, 1997
  and 1996).                                              4,682           5,591

Other                                                       999             671
                                                       -------------------------
Total                                                   286,288           9,744
Less current portion                                     22,344           1,446
                                                       -------------------------
                                                      $ 263,944         $ 8,298
                                                       =========================

The Term Loan A, Term Loan B, and Revolving Credit Facility are secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement places certain debt covenant restrictions on the Company including, but not limited to, maximum cash dividends of $5.5 million in fiscal 1998 and $6 million thereafter.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Notes Payable and Long-Term Debt (continued)

To manage its exposure to interest rate fluctuations, the Company has interest rate swaps with a notional amount of $22 million through January 2, 1999 and $3.5 million from January 2, 1999 through July 2, 2000, both based on LIBOR at 5.9025%. In order to comply with its credit agreements, the Company also has LIBOR-based interest rate caps on $40 million of debt through December 16, 1998 and on an additional $49.5 million of debt through December 16, 1999 at 9% and 10%, respectively. Net payments or receipts under the swap and cap agreements are recorded as adjustments to interest expense. The carrying amount of the Company's debt instruments approximates the fair values.

The Industrial Development Revenue Bonds are held by institutional investors and are guaranteed by a bank letter of credit (IDRB letter of credit). The Employee Stock Ownership Plan term loans (ESOP loans) are guaranteed by the Company and are collateralized by an equivalent number of shares of Company common stock. The IDRB letter of credit and the ESOP loans are not further collateralized.

The principal payments expected to be made as of March 31, 1997 on the above long-term debt, for the next five annual periods subsequent thereto, are as follows (dollars in thousands):

         1998                          $      22,344
         1999                                 27,418
         2000                                115,640
         2001                                 29,178
         2002                                 21,656

In December 1996, the Company tendered to purchase the outstanding Yale Senior Secured Notes at a premium and redeemed $69,480,000 of the $70,000,000 face value which was outstanding. The Company recorded an extraordinary charge of $5,331,000 ($3,198,000 net of taxes), consisting of redemption premiums, costs to exercise the tender offer, and write-off of deferred financing costs related to early retirement of debt. The debt extinguishment was funded by the Company's revolving credit facility.

As of March 31, 1997, the Company had letters of credit outstanding of $6.4 million, including those issued as security for the IDRBs as referred to above.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Retirement Plans

Most domestic employees of the Company, excluding Lift-Tech and Lister union employees, are covered under defined benefit retirement plans and most domestic non-union employees, excluding Yale and Lister employees, are included in an Employee Stock Ownership Plan (See Note 9). Benefits under the plans vary, based on formulas applied to career earnings, compensation for a period immediately prior to retirement, compensation at the date benefits are earned, or pre-established benefit rates.

The Company's funding policy with respect to the plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

At March 31, 1997, six of the Yale plans had market values of plan assets in excess of the accumulated benefits of those respective plans; the Company's remaining plans had accumulated benefits in excess of plan assets. At March 31, 1996, all of the Company's plans had accumulated benefits in excess of plan assets. The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets:

                                                        March 31,
                                            1997          1997           1996
                                         ------------------------   -----------
                                         Plans with    Plans with    Plans with
                                          Assets in    Accumulated  Accumulated
                                          Excess of    Benefits in   Benefits in
                                         Accumulated    Excess of     Excess of
                                           Benefits      Assets         Assets
                                         -----------   ----------    -----------
                                                      (In thousands)
Actuarial present value of obligations:
  Accumulated benefit obligation, vested  $ (24,551)     $ (26,825)  $ (12,646)
  Accumulated benefit obligation,
    non-vested                               (1,190)          (766)       (574)
                                           -------------------------------------
  Accumulated benefit obligation          $ (25,741)     $ (27,591)  $ (13,220)
                                           =====================================

  Projected benefit obligation            $ (32,150)     $ (30,172)  $ (14,913)
  Plan assets at fair value                  30,861         23,986      11,226
                                           -------------------------------------
  Plan assets less than
    projected benefit obligation             (1,289)        (6,186)     (3,687)
  Unrecognized transition assets                  -           (142)       (170)
  Unrecognized net loss from past
    experience different from that
    assumed                                     958          1,356       1,502
  Unrecognized prior service cost               300          1,286         932
  Adjustment required to recognize
    additional minimum liability                  -         (1,772)     (1,683)
                                           -------------------------------------
                                                (31)        (5,458)     (3,106)
  Income tax effect of
    accrued pension cost                          -            (94)         18
                                           -------------------------------------
  Accrued pension cost included in
    accrued liabilities                   $     (31)     $  (5,552)  $  (3,088)
                                           =====================================

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Retirement Plans (continued)

Net periodic pension cost included the following components:

                                                  Year Ended March 31,
                                           1997           1996          1995
                                         --------------------------------------
                                                     (In thousands)
Service costs-benefits earned during
   the period                          $  2,354        $ 1,129       $ 1,078
Interest cost on projected benefit
   obligation                             2,744          1,011           831
Actual return on plan assets             (2,966)        (1,439)         (653)
Net amortization                            475            759           125
Income tax effect of accrued
   pension costs                           (192)          (175)         (166)
                                         --------------------------------------
Net periodic pension cost               $ 2,415        $ 1,285       $ 1,215
                                         ======================================

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of all of the defined benefit plans was 8 percent for the years ended March 31, 1997 and 1996 and 8.5 percent for the year ended March 31, 1995. Plan assets consist of equities, corporate and government securities, and fixed income annuity contracts. The weighted-average expected long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8.875 percent. Future average compensation increases are assumed to be 5.25 percent per year.

9.     Employee Stock Ownership Plan (ESOP)

Beginning April 1, 1994, the Company prospectively adopted the provisions of AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires that compensation expense for ESOP shares acquired after 1992 and not committed to be released before April 1, 1994 (609,144 shares, referred to as the "New ESOP shares"), be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those New ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. As a result of such changes, net income in the year ended March 31, 1995 has been reduced by $36,000. In addition, under the SOP the average number of ESOP shares considered outstanding for earnings per share purposes in fiscal 1995 was 258,638 lower because unallocated New ESOP shares are excluded from the calculation. The combination of these two factors caused a net increase in earnings per share of $0.05 in 1995. These new rules have not been applied to the ESOP shares issued prior to 1993, referred to as the "Old ESOP shares".

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     Employee Stock Ownership Plan (ESOP) (continued)

The obligation of the ESOP to repay borrowings incurred previously to purchase shares of the Company's common stock is guaranteed by the Company; the unpaid balance of such borrowings, therefore, has been reflected in the accompanying consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders' equity.

Substantially all of the Company's domestic non-union employees, excluding Yale and Lister employees, are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $1,704,000, $1,120,000 and $487,000 in fiscal 1997, 1996 and 1995, respectively, is recorded based on the guarantee release of the New ESOP shares at their fair market value. Dividends on allocated New ESOP shares are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 1997, 618,071 and 180,457 of Old ESOP shares and New ESOP shares, respectively, and at March 31, 1996, 641,818 and 77,035 of Old ESOP shares and New ESOP shares, respectively, were allocated or available to be allocated to participants' accounts. At March 31, 1997, 426,508 of New ESOP shares and at March 31, 1996, 532,109 of New ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares at March 31, 1997 amounted to $7,570,000.

Regarding the debt associated with the Old ESOP shares, $14,000 and $46,000 of interest was incurred during fiscal 1996 and 1995, respectively. Associated with that same debt, ESOP contributions amounted to $406,000 and $487,000, which included $117,000 and $127,000 of dividends which were used for debt service for fiscal 1996 and 1995, respectively.


10.    Postretirement Benefit Obligation

The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to Yale domestic retirees and their dependents. The Company pays the majority of the medical costs for retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    Postretirement Benefit Obligation (continued)

The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," the following table sets forth the plans' combined accumulated postretirement health benefit obligation recognized in the Company's March 31, 1997 balance sheet (in thousands):

       Current retirees                              $   10,211
       Employees eligible to retire                       2,159
       Active employees not eligible to retire            4,687
                                                      ---------
         Total accumulated postretirement
         benefit obligation, included in other
         non-current liabilities                     $   17,057
                                                      =========

Net periodic postretirement benefit cost included the following components for the year ended March 31, 1997, since the October 17, 1996 Yale acquisition (in thousands):

       Service cost - benefits attributed to
         service during the period                   $      187
       Interest cost                                        609
                                                      ---------
         Net periodic postretirement benefit cost    $      796
                                                      =========

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of postretirement medical benefits was assumed at the beginning of the period; the rate was assumed to decrease 0.5% per year to 5.5% by 2000. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at March 31, 1997 by $1,009,000 with a corresponding increase in the 1997 postretirement benefit expense of $57,000. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for 1997.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Common Stock, Earnings per Share and Stock Plans

Common Stock

Effective February 22, 1996, the Company issued 6,037,500 shares of its common stock at $15.00 per share in an initial public offering. Proceeds from the offering, net of commissions and other related expenses totaling approximately $7.5 million, were approximately $83.1 million. The proceeds were primarily used to reduce the Company's outstanding indebtedness, a significant portion of which arose from the Lift-Tech acquisition.

Earnings per Share

Earnings per share were based on the following:

                                                Year Ended March 31,
                                           1997         1996          1995
                                        -------------------------------------

   Weighted-average common stock
     outstanding                        13,210,001    7,662,310     7,089,240
   Common stock equivalents-primary          5,200            -             -
   Common stock equivalents-fully
     diluted                                 5,634            -             -

The weighted-average common stock outstanding shown above is net of unallocated New ESOP shares (see Note 9).

Beginning December 31, 1997, the Company will be required to comply with FAS No. 128, "Earnings per Share," which is not expected to have a material effect on the Company's financial statements.

Stock Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recognized.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Common Stock, Earnings per Share and Stock Plans (continued)

Stock Plans (continued)

The Company maintains two stock option plans, a Non-Qualified Stock Option Plan ("Non-Qualified Plan") and an Incentive Stock Option Plan ("Incentive Plan"). At March 31, 1997, 250,000 shares and 1,050,000 shares were reserved for grant under the Non-Qualified Plan and Incentive Plan, respectively. Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. The Company has not granted any options under the Non-Qualified Plan. Options granted under the Incentive Plan become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under this plan may be exercised not earlier than one year and not later than ten years from the date such option is granted. During 1997, the Company granted 200,000 options at an exercise price of $15.50 per share which was the market value on the grant date, representing the only options outstanding at March 31, 1997. Those options become exercisable January 1, 1998 and expire January 1, 2007.

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997: risk-free interest rate of 5.5%, dividend yield of 1.8%, volatility factor of the expected market price of the Company's common stock of .245, and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Common Stock, Earnings per Share and Stock Plans (continued)

Stock Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended March 31, 1997 follows (in thousands, except for earnings per share data):

   Pro forma net income                      $    15,127

   Pro forma earnings per share, both
     primary and fully diluted                      1.14

The Company maintains a Restricted Stock Plan, under which the Company has reserved 80,200 shares at March 31, 1997. During fiscal 1997, 19,800 shares were issued under the Restricted Stock Plan at a purchase price of $0.01 - $1.00 per share. The weighted-average grant-date market value of those shares granted was $14.74. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Loss Contingencies

General and Product Liability - $8,262,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 1997 ($7,110,000 at March 31, 1996) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on past experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, of 6.63% to 8.42%, to the undiscounted reserves of $11,154,000 and $9,373,000 at March 31, 1997 and 1996, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 4).

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

13.    Income Taxes

The following is a reconciliation of the difference between the effective tax rate and the statutory federal tax rate:
                                                   Year Ended March 31,
                                                1997        1996        1995
                                              --------------------------------
                                                      (In thousands)

Computed statutory provision                 $ 12,002    $  7,575    $  5,639
State income taxes net of federal benefit       1,700         743         561
Nondeductible goodwill amortization             1,961           -           -
Other                                             (46)        339        (308)
                                              --------------------------------
Actual tax provision                         $ 15,617    $  8,657    $  5,892
                                              ================================

The provision for income tax expense consisted of the following:

                                                    Year Ended March 31,
                                                1997        1996        1995
                                               -------------------------------
                                                      (In thousands)
Current income tax expense:
   Federal taxes                             $  8,399    $  6,336    $  3,801
   State taxes                                  1,124         975         657
   Foreign                                      1,278         450           -
Deferred income tax expense:
   Domestic                                     4,736         627         977
   Foreign                                         80         269         457
                                              --------------------------------
                                             $ 15,617    $  8,657    $  5,892
                                              ================================

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    Income Taxes (continued)

The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes."

The gross composition of the net current deferred tax asset (liability) is as follows:

                                                                March 31,
                                                            1997          1996
                                                         -----------------------
                                                             (In thousands)

         Inventory                                      $  (5,177)   $   (2,721)
         Bad debt allowance                                   440           449
         Accrued vacation and incentive costs               2,157           997
         Other                                              3,122           931
                                                         -----------------------
           Net current deferred tax asset (liability)   $     542    $     (344)
                                                         =======================

The gross composition of the net non-current deferred tax asset is as follows:

                                                                March 31,
                                                            1997          1996
                                                         -----------------------
                                                             (In thousands)

         Insurance reserves                             $  11,711    $    2,804
         Property, plant, and equipment                    (8,010)       (1,687)
         Other                                              5,234         1,764
                                                         -----------------------
           Net non-current deferred tax asset           $   8,935    $    2,881
                                                         =======================

Income before income taxes, minority interest and extraordinary charge includes foreign subsidiary net income of $3,650,000, $1,188,000 and $1,162,000 for the years ended March 31, 1997, 1996, and 1995 respectively. United States income taxes have not been provided on unremitted earnings of the Company's foreign subsidiaries as such earnings are considered to be permanently reinvested.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 1997, 1996 and 1995 was $2,805,000, $1,668,000 and $1,535,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 1997 under non-cancelable operating leases extending beyond one year (in thousands):

Year ended                                 Vehicles and
 March 31,         Real Property             Equipment              Total
-----------        -------------           ------------          ----------
1998                $   1,514              $   1,534             $   3,048
1999                    1,545                  1,358                 2,903
2000                    1,477                    994                 2,471
2001                    1,430                    737                 2,167
2002                    1,417                    278                 1,695

15.    Foreign Operations

                                 United                                             Elimin-     Consoli-
                                 States        Canada     Europe      Mexico         ations        dated
                                --------------------------------------------------------------------------
                                                                (In thousands)
Year ended March 31, 1997
Sales to unaffiliated
   customers                   $ 313,705    $  27,951   $  14,146    $  3,622      $       -    $ 359,424
Transfers between
   geographic areas               10,411          547           -           -        (10,958)           -
                                --------------------------------------------------------------------------
Total net sales                $ 324,116    $  28,498   $  14,146    $  3,622      $ (10,958)   $ 359,424
                                ==========================================================================

Income from operations         $  41,190    $   1,955   $   1,548    $    361      $       -    $  45,054
Net income                        13,073        1,129         730         222              -       15,154
Identifiable and total assets    457,501       26,191      61,696       2,857              -      548,245
Total liabilities                382,762        4,600       9,949         778              -      398,089

Year ended March 31, 1996
Sales to unaffiliated
   customers                   $ 191,178   $   18,659   $       -     $       -    $       -    $ 209,837
Transfers between
   geographic areas                5,453        1,278           -             -       (6,731)           -
                                --------------------------------------------------------------------------
Total net sales                $ 196,631   $   19,937   $       -     $       -    $  (6,731)   $ 209,837
                                ==========================================================================

Income from operations         $  24,451   $    1,351   $       -     $       -    $       -    $  25,802
Net income                        12,489          498           -             -            -       12,987
Identifiable and total assets    177,055       11,679           -             -            -      188,734
Total liabilities                 47,233        3,879           -             -            -       51,112

                                           COLUMBUS MCKINNON CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Foreign Operations (continued)

                                 United                                             Elimin-     Consoli-
                                 States        Canada     Europe      Mexico         ations        dated
                                --------------------------------------------------------------------------
                                                                (In thousands)
Year ended March 31, 1995
Sales to unaffiliated
   customers                   $ 158,906    $  13,424   $       -    $      -      $       -    $ 172,330
Transfers between
   geographic areas                3,853        3,327           -           -         (7,180)           -
                               ----------------------------------------------------------------------------
Total net sales                $ 162,759    $  16,751   $       -    $      -      $  (7,180)   $ 172,330
                               ============================================================================

Income from operations         $  16,942    $   1,334   $       -    $      -      $       -    $  18,276
Net income                         9,799          705           -           -              -       10,504
Identifiable and total assets     88,227        9,595           -           -              -       97,822
Total liabilities                 52,979        3,993           -           -              -       56,972


U.S. operations' sales to unaffiliated customers include $23,075,000, $15,074,000 and $8,464,000 for the years ended March 31, 1997, 1996 and 1995, respectively, for export. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities.


Schedule II - Valuation and qualifying  accounts
March 31, 1997,  1996 and 1995
Dollars in thousands

                                                                    Additions
                                                             -----------------------
                                                                         Charged to
                                               Balance at    Charged to    Other                          Balance at
                                              Beginning of   Costs and    Accounts -     Deductions -       End of
                 Description                    Period        Expenses    Describe       Describe           period
-------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997:
 Deducted from asset accounts:
     Allowance for doubtful accounts            $   917       $   905      $ 1,189 (4)    $ 1,127 (1)      $  1,884
     Slow-moving and obsolete inventory           2,467           325        1,770 (4)      1,206 (2)         3,356
     Reserve against non-current receivable         600                                                         600
--------------------------------------------------------------------------------------------------------------------
        Total                                   $ 3,984       $ 1,230      $ 2,959        $ 2,333          $  5,840
====================================================================================================================

Reserves on balance sheet:
     Accrued general & product liability costs  $ 7,110       $ 1,775      $ 3,806 (4)    $   718 (3)      $ 11,973
====================================================================================================================

Year ended March 31, 1996:
 Deducted from asset accounts:
     Allowance for doubtful accounts            $   537       $   358      $   289 (4)    $   267 (1)      $    917
     Slow-moving obsolete inventory               1,815           487          370 (4)        205 (2)         2,467
     Reserve against non-current receivable           0           600                                           600
--------------------------------------------------------------------------------------------------------------------
        Total                                   $ 2,352       $ 1,445      $   659        $   472          $  3,984
====================================================================================================================

Reserves on balance sheet:
     Accrued general & product liability costs  $ 5,758       $ 1,555                     $   203 (3)      $  7,110
====================================================================================================================
Year ended March 31, 1995:
 Deducted from asset accounts:
     Allowance for doubtful accounts            $   495       $   511                     $   469 (1)      $    537
     Slow-moving and obsolete inventory           1,603           946                         734 (2)         1,815
--------------------------------------------------------------------------------------------------------------------
       Total                                    $ 2,098       $ 1,457                     $ 1,203          $  2,352
====================================================================================================================

Reserves on balance sheet:
      Accrued general & product liability costs $ 4,833       $ 1,210                     $   285 (3)      $  5,758
====================================================================================================================


(1)               Uncollectible accounts written off, net of recoveries
(2)               Obsolete inventory disposals
(3)               Insurance claims and expenses paid
(4)               Reserves at date of acquisition of subsidiaries



                                      -49

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

     The  information   regarding   Directors  and  Executive  Officers  of  the
Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1997.


Item 11.  Executive Compensation
--------  ----------------------

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1997.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1997.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

(a)(1)    Financial Statements:
          ---------------------

          The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

          Reference                                                    Page No.
          ---------                                                    --------

                  Report of Independent Auditors                          22

                  Consolidated balance sheets - March 31, 1997
                  and 1996                                                23

                  Consolidated statements of income - Years
                  ended March 31, 1997, 1996 and 1995                     24

                  Consolidated statements of shareholders' equity
                  Years ended March 31, 1997, 1996 and 1995               25

                  Consolidated statements of cash flows - Years
                  ended March 31, 1997, 1996 and 1995                     27

                  Notes to consolidated financial statements              28


(a)(2)    Financial Statement Schedule:                                Page No.
          -----------------------------                                --------

                  Report of Independent Auditors                          22

                  Schedule II - Valuation and qualifying accounts         49

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)            Exhibits:

Exhibit
Number
-------

 2.1 Agreement and Plan of Merger dated August 24, 1996 among Columbus McKinnon Corporation, L Acquisition Corporation and Spreckels Industries, Inc. (known as Yale International, Inc.) (incorporated by reference to Exhibit (c)(1) to the Company's Tender Offer Statement on
         Schedule 14D-1 dated August 30, 1996.)

 2.2 Offer to Purchase by L Acquisition Corporation dated August 30, 1997, as revised (incorporated by reference to Exhibit (a)(1) to the Company's Tender Offer Statement on Schedule 14D-1 dated August 30, 1997, as amended by Amendment No. 1 dated September 18, 1996, Amendment No. 2 dated September 27, 1996, Amendment No. 3 dated October 4, 1996, Amendment No. 4 dated October 9, 1996 Amendment No. 5 dated October 13, 1996 and Amendment No. 6 dated October 17, 1996.)

 3.1 Restated Certificate of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

 3.2 Amended By-Laws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

 4.1     Specimen  Common  Share  Certificate.  (incorporated  by  reference  to
         Exhibit 4.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.1 Stock Purchase Agreement by and among Columbus McKinnon Corporation and all of the shareholders of LTI Holdings, Inc., dated as of November 1, 1995. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.2 Amended and Restated Term Loan Agreement by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr., as Trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated March 31, 1993. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.3 Amendment No. 1 to Amended and Restated Term Loan Agreement, dated March 31, 1993, by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated October 27, 1994. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.4 Amendment No. 2 to Amended and Restated Term Loan Agreement by and among Fleet Bank, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated November 2, 1995. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.5 Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 27, 1994. (incorporated by reference to Exhibit
         10.5 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.6 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.7 Credit Agreement between Marine Midland Bank, N.A. and Columbus McKinnon Corporation, dated March 31, 1993. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.8 Amendment No. 1 to Credit Agreement, dated March 31, 1993, between Marine Midland Bank, as successor by conversion from Marine Midland Bank, N.A. and Columbus McKinnon Corporation, dated January 26, 1994. (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.9 Amendment No. 2 to Credit Agreement, dated March 31, 1993, between Marine Midland Bank as successor by conversion from Marine Midland Bank, N.A. and Columbus McKinnon Corporation, dated October 27, 1994. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.10 Agreement between Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995. (incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.11 Series Loan Agreement, dated as of November 1, 1993, between City of Cedar Rapids, Iowa and Columbus McKinnon Corporation. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.12 Series Letter of Credit Reimbursement Agreement between Marine Midland Bank, N.A. and Columbus McKinnon Corporation, dated as of November 1, 1993. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.13    Series Lease,  dated as of November 1, 1993,  between Issuer as Lessor:
         Town of Amherst  Industrial  Development  Agency and Company as Lessee:
         Columbus  McKinnon  Corporation.  (incorporated by reference to Exhibit
         10.13 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.14 Series Letter of Credit Reimbursement Agreement between Marine Midland Bank, N.A. and Columbus McKinnon Corporation, dated as of November 1, 1993. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.15 Agreement between Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995. (incorporated by reference to Exhibit
         10.15 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.16 Credit Agreement, dated as of November 2, 1995, by and among Fleet Bank, Marine Midland Bank, Fleet Bank, as Administrative Agent, Marine Midland Bank, as Collateral Agent, and Columbus McKinnon Corporation. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.17 Lease Agreement between Warehouse Associates of Texas, as lessor, and Columbus McKinnon Corporation, as lessee, dated February 8, 1994. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.18 Real Estate Lease between C.M. Realty Company, as lessor, and Columbus McKinnon Corporation, as lessee, dated April 5, 1993. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.19 Lease between Grub & Ellis Industrial Properties Fund II as lessor, and Columbus McKinnon Corporation, as lessee, dated June 19, 1992.
         (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995)

10.20 Second Amendment to Lease by and between Adaya Asset Archibald, L.P. (as transferee of Crow-Eaves-Ontario #1 Limited Partnership), as Landlord, and Columbus McKinnon, as Tenant, dated October 27, 1994; Amendment to Lease Agreement by and between Crow-Eaves-Ontario #1 Limited Partnership, dated October 1, 1989; Lease Agreement by and between Crow-Eaves-Ontario Limited Partnership and Columbus McKinnon Corporation. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 33- 80687 on Form S-1 dated December 21, 1995)

10.21 Lease dated September 10, 1986 between Lift-Tech International Cranes & Hoists, Inc. as lessee and 638037 Ontario Limited, as lessor as assigned to Lift-Tech International Cranes & Hoists Ltd. by Assignment of Lease dated April 1, 1991. (incorporated by reference to Exhibit
         10.21 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.22 Lease between Atlanta Structures L.P., as lessor and Lift-Tech International, Inc., as lessee, dated September 1, 1995. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.23* Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.24* Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995. (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S- 1 dated December 21,
         1995)

10.25* Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987. (incorporated by reference to Exhibit
         10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.26* Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.27* Columbus McKinnon Corporation 1995 Incentive Stock Option Plan. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No. 33-80687 on Form S- 1 dated December 21,
         1995)

10.28* Columbus McKinnon Corporation Restricted Stock Plan. (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.29* Columbus McKinnon Corporation Non-Qualified Stock Option Plan. (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement No. 33-80687 on Form S- 1 dated December 21,
         1995)

10.30* Columbus McKinnon Corporation Thrift [401(k) Plan] 1989 Restatement Effective January 1, 1989. (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.31* Amendment No. 1 to Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1989. (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.32* Columbus McKinnon Corporation Thrift [401(k)] Plan Trust Agreement Restatement Effective August 9, 1994. (incorporated by reference to
         Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.33* Columbus McKinnon Corporation Monthly Retirement Benefit Plan Tax Reform Restatement Effective April 1, 1989. (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.34* Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement effective as of April 1, 1987. (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.35* Columbus McKinnon Corporation Executive Incentive Compensation Plan - Fiscal 1996. (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995)

10.36* Columbus McKinnon Corporation Description of Corporate Incentive Plan. (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement No. 33-80687 on Form S- 1 dated December 21,
         1995)

10.37* Amendment No. 1 to the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 27, 1996.

10.38* Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995.

10.39* Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996.(E-10.39)

10.40* Amendment No. 2 to the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 27, 1996.(E-10.40)

10.41*   Amendment No. 4 of the Columbus  McKinnon  Corporation  Employee  Stock
         Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on form 10-Q for the quarterly period ended September 30, 1996.)

10.42 Credit Agreement dated as of August 5, 1996 by and among Fleet Bank, Marine Midland Bank, Fleet Bank, as Administrative Agent and Columbus McKinnon Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.)

11.1**   Columbus McKinnon Computation of Earnings per Share.

21.1**   Subsidiaries of the Registrant.

23.1**   Consent of Ernst & Young LLP.

99.1** Form 11-K Columbus McKinnon Corporation Employee Stock Ownership Plan Annual Report for the year ended March 31, 1997.

--------------
* Indicates a management contract or compensation plan or arrangement. ** Filed herewith

(b)      Reports on Form 8-K:

         On January 9, 1997, the Company filed a current Report on form 8-K dated January 9, 1997 announcing the completion of its acquisition of Spreckels Industries, Inc. through a subsidiary merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COLUMBUS McKINNON CORPORATION

Dated:  June 27, 1997     By: /s/ Herbert P. Ladds, Jr.
                                  Herbert P. Ladds, Jr.
                                  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                 Date
---------                       -----                                 ----

/s/ Herbert P. Ladds, Jr.       President, Chief Executive        June 27, 1997
    Herbert P. Ladds, Jr.       Officer and Director



/s/ Robert L. Montgomery, Jr.   Executive Vice President,         June 27, 1997
    Robert L. Montgomery, Jr.   Chief Financial Officer,
                                Chief Accounting Officer
                                and Director



/s/ Edward W. Duffy             Chairman of the Board of          June 27, 1997
    Edward W. Duffy             Directors



/s/ Randolph A. Marks           Director                          June 27, 1997
    Randolph A. Marks



/s/ L. David Black              Director                          June 27, 1997
    L. David Black