Form 10-Q
period 1997-06-29
COLUMBUS MCKINNON CORP
filed 1997-08-13
CIK 1005229

FORM 10-Q INDEX
                          COLUMBUS McKINNON CORPORATION
                                 JUNE 29, 1997

                                                                          Page #

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets -                               2
                  June 29, 1997 and March 31, 1997

         Condensed consolidated statements  of income and retained  earnings - 3
                  Three months ended June 29, 1997 and June 30, 1996

         Condensed consolidated statements of cash flows -                     4
                  Three months ended June 29, 1997 and June 30, 1996

         Notes to condensed consolidated financial statements -                5
                  June 29, 1997

Item 2.  Management's Discussion and Analysis of                               8
                  Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities - none.                                        11

Item 3.  Defaults upon Senior Securities - none.                              11

Item 4.  Submission of Matters to a Vote of Security Holders - none.          11

Item 5.  Other Information - none.                                            11

Item 6.  Exhibits and Reports on Form 8-K                                     11

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)


                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                             JUNE 29,          MARCH 31,
                                               1997              1997
                                             --------          --------
ASSETS:                                          (IN THOUSANDS)
Current assets:
     Cash and cash equivalents               $ 11,079           $ 8,907
     Trade accounts receivable                 76,655            74,446
     Inventories                               92,800            94,409
     Net assets held for sale                  15,217            14,971
     Prepaid expenses                          11,010            13,638
                                              -------------------------
Total current assets                          206,761           206,371
Net property, plant, and equipment             63,241            63,942
Goodwill and other intangibles, net           247,038           250,062
Marketable securities                          14,925            13,590
Deferred taxes on income                        9,494             8,935
Other assets                                    5,375             5,345
                                             --------------------------
Total assets                                 $546,834          $548,245
                                             ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Notes payable to banks                  $    129          $  1,562
     Trade accounts payable                    22,026            28,330
     Accrued liabilities                       47,061            35,761
     Current portion of long-term debt         22,568            22,344
                                             --------------------------
Total current liabilities                      91,784            87,997
Long-term debt, less current portion          262,852           263,944
Other non-current liabilities                  38,380            46,148
                                             --------------------------
Total liabilities                             393,016           398,089

Shareholders' equity:
     Common stock                                 137               137
     Additional paid-in capital                95,444            95,254
     Retained earnings                         64,497            60,999
     ESOP debt guarantee                       (3,978)           (4,201)
     Other                                     (2,282)           (2,033)
                                             --------------------------
Total shareholders' equity                    153,818           150,156
                                             --------------------------
Total liabilities and shareholders' equity   $546,834          $548,245
                                             ==========================

See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                     JUNE 29,          JUNE 30,
                                                       1997              1996
                                                     --------          --------
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)

Net sales                                            $124,442          $ 65,735
Cost of products sold                                  89,239            45,718
                                                      -------------------------
Gross profit                                           35,203            20,017
Selling expenses                                       11,165             6,002
General and administrative expenses                     6,343             4,892
Amortization of intangibles                             2,549               442
                                                      -------------------------
                                                       20,057            11,336
                                                      -------------------------
Income from operations                                 15,146             8,681
Interest and debt expense                               6,525               256
Interest and other income                                 316               183
                                                      -------------------------
Income before income taxes                              8,937             8,608
Income tax expense                                      4,506             3,576
                                                      -------------------------
Net income                                              4,431             5,032
Retained earnings - beginning of period                60,999            49,386
Cash dividends of $0.07 and $0.06 per share              (933)             (786)
                                                      -------------------------
Retained earnings - end of period                    $ 64,497          $ 53,632
                                                      =========================
Earnings per share, both primary and fully diluted   $   0.33          $   0.38
                                                      =========================






See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                          ---------------------
                                                          JUNE 29,      JUNE 30,
                                                            1997          1996
                                                          --------      -------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                $ 4,431       $ 5,032
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                           4,760         1,636
    Other                                                     (79)           65
    Changes in operating assets and liabilities:
       Trade accounts receivable                           (2,908)        1,921
       Inventories                                          1,609           368
       Prepaid expenses                                     2,628            66
       Other assets                                          (226)         (659)
       Trade accounts payable                              (5,438)       (4,614)
       Accrued and non-current liabilities                  3,620         3,165
                                                          ---------------------
Net cash provided by operating activities                   8,397         6,980
INVESTING ACTIVITIES:
Purchases of marketable securities, net of sales             (927)         (501)
Net assets held for sale                                     (246)            -
Capital expenditures                                       (1,509)       (1,401)
Other                                                        (122)          (64)
                                                          ---------------------
Net cash used in investing activities                      (2,804)       (1,966)
FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements     (1,433)         (840)
Repayment of debt                                            (867)         (878)
Dividends paid                                               (933)         (786)
Reduction of ESOP debt guarantee                              407           380
                                                          ---------------------
Net cash used in financing activities                      (2,826)       (2,124)
Effect of exchange rate changes on cash                      (595)          (72)
                                                          ---------------------
Net increase in cash and cash equivalents                   2,172         2,818
Cash and cash equivalents at beginning of period            8,907        10,171
                                                          ---------------------
Cash and cash equivalents at end of period                $11,079       $12,989
                                                          =====================


See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 1997

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 29, 1997, and the results of its operations and its cash flows for the three month periods ended June 29, 1997 and June 30, 1996 have been included. Results for the period ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1997.

2.  Inventories  consisted of the  following:

                                             June 29, 1997   March 31, 1997
                                             -------------   --------------
                                                      (in thousands)
         At cost--FIFO basis:
                  Raw materials                $ 23,690       $ 35,815
                  Work-in-process                25,646         17,206
                  Finished goods                 46,973         44,344
                                                 ------         ------
                                                 96,309         97,365
         LIFO cost less than FIFO cost           (3,509)        (2,956)
                                                 ------         ------
                                               $ 92,800       $ 94,409
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

3. Property, plant, and equipment is net of $24,598,000 and $16,822,000 of accumulated depreciation at June 29, 1997 and March 31, 1997, respectively.

4. Goodwill and other intangibles, net includes $24,919,000 and $22,370,000 of accumulated amortization at June 29, 1997 and March 31, 1997, respectively.

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

6.  Primary and fully diluted earnings per share were based on the following:

                                                         Three Months Ended
                                                      -------------------------
                                                       June 29,       June 30,
                                                         1997           1996
                                                      ----------     ----------
         Weighted-average common stock
           outstanding                                13,325,459     13,199,818
         Common stock equivalents - primary               33,333              -
         Common stock equivalents - fully diluted         34,211              -

7. Income tax expense for the three month periods ended June 29, 1997 and June 30, 1996 exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $2,549,000 and $442,000, respectively.

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

    On December 19, 1996, the Company acquired all of the outstanding stock of Lister Bolt & Chain Ltd. and of Lister Chain & Forge, Inc. (together known as "Lister"), a chain and forgings manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $7 million of cash.

    The following table presents pro forma summary information for the three month period ended June 30, 1996 as if the Yale and Lister acquisitions and related borrowings had occurred as of April 1, 1996, which is the beginning of fiscal 1997. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                     Three Months Ended
                                                     ------------------
                                                        June 30, 1996
                                                     ------------------
                                           (In thousands, except per share data)
          Pro forma:
           Net sales                                     $ 116,711
           Income from operations                           14,447
           Net income                                        4,287
           Earnings per share, both
             primary and fully diluted                        0.32

    Item 2.         MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    RESULTS OF OPERATIONS
    THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
    Net sales in the fiscal 1998 quarter ended June 29, 1997 were $124,442,000, an increase of $58,707,000 or 89.3% over the fiscal 1997 quarter ended June 30, 1996. Sales growth during the current quarter was due primarily to the October 1996 Yale acquisition and December 1996 Lister acquisition which affected the general distribution, specialty distribution, service-after-sale, and original equipment manufacturers distribution channels. The Company also experienced increased sales volume to the consumer and waste management distribution channels. In addition, list price increases of approximately 4% were introduced in November/December of 1996 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channel groups were as follows, in thousands of dollars and with percentage changes for each group:

                             THREE MONTHS ENDED
                           ---------------------              CHANGE
                           JUNE 29,     JUNE 30,        ----------------
                             1997         1996            AMOUNT      %
                           ---------------------        ----------------
                                (IN THOUSANDS, EXCEPT PERCENTAGES)
        Commercial sales:
        Domestic           $ 89,633     $ 48,385        $ 41,248    85.2
        International        27,441       10,312          17,129   166.1
                            -------       ------          ------
                            117,074       58,697          58,377    99.5

        Consumer sales:
        Domestic              7,064        6,412             652    10.2
        International           304          626            (322)  (51.4)
                            -------       ------          ------
                              7,368        7,038             330     4.7
                            -------       ------          ------
        Net sales          $124,442     $ 65,735        $ 58,707    89.3
                            =======       ======          ======



    The Company's gross profit margins were approximately 28.3% and 30.5% for the fiscal 1998 and 1997 quarters, respectively. The decrease in gross profit margin in the current quarter resulted primarily from a change in the classification of approximately $1.9 million of costs into cost of products sold which previously had been classified as general and administrative expenses. This change was made for intracorporate consistency. In addition, fiscal 1998 gross profit was impacted by a temporary two week slow-down in production and shipments at one of its facilities during a computer systems conversion, amounting to approximately $400,000 of gross profit. Also, one of the Yale facilities acquired in fiscal 1997 is realizing lower-than-average gross profit due to temporary production workflow inefficiencies, amounting to approximately $500,000.

    Selling expenses were $11,165,000 and $6,002,000 in the fiscal 1998 and 1997 quarters, respectively. The 1998 expenses were impacted by the addition of Yale and Lister sales. As a percentage of consolidated net sales, selling expenses were 9.0% and 9.1% in the fiscal 1998 and 1997 quarters, respectively.

    General and administrative expenses were $6,343,000 and $4,892,000 in the fiscal 1998 and 1997 quarters, respectively. The 1998 expenses were impacted by the addition of Yale and Lift-Tech activities. As a percentage of consolidated net sales, general and administrative expenses were 5.1%, and 7.4% in the fiscal 1998 and 1997 quarters, respectively. As noted above, the improved percentage is due primarily to a change that classifies approximately $1.9 million of expenses previously classified as general and administrative into cost of products sold for intracorporate consistency. The improved percentage also results from the fixed nature of costs in relation to the increased sales.

    Amortization of intangibles was $2,549,000 and $442,000 in the fiscal 1998 and 1997 quarters, respectively; increases are due to the amortization of goodwill resulting from the acquisitions of Yale and of Lister.

    Interest and debt expense was $6,525,000 and $256,000 in the fiscal 1998 and 1997 quarters, respectively. The fiscal 1998 increase is primarily due to debt incurred to fund the Yale acquisition. As a percentage of consolidated net sales, interest and debt expense was 5.2% and 0.4% in the fiscal 1998 and 1997 quarters, respectively.

    Interest and other income was $316,000 and $183,000 in the fiscal 1998 and 1997 quarters, respectively. The fiscal 1998 increase is due to additional investment holdings to fund the Company's general and products liability self-insurance reserves.

    Income taxes as a percentage of pre-tax accounting income were 50.4% and 41.5% in the fiscal 1998 and 1997 quarters, respectively. The fiscal 1998 percentage reflects the effect of nondeductible amortization of goodwill resulting from the Yale, Lister and Lift-Tech acquisitions. The fiscal 1997 percentage reflects the effect of Lift-Tech nondeductible goodwill amortization.

    As a result of the above, net income decreased $601,000 or 11.9% for the quarter. As a percentage of consolidated net sales, net income was 3.6% and 7.7% in the fiscal 1998 and 1997 quarters, respectively.


    LIQUIDITY AND CAPITAL RESOURCES
    The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

    Effective July 17, 1997 the interest rates on the Company's credit facility were revised as follows: Term Loan A and the Revolving Credit facility rates vary based on the Company's leverage ratio, and are currently at a Eurodollar rate based on LIBOR ("Eurodollar rate") plus 175 basis points; the Term Loan B rate also varies based on the Company's leverage ratio, and is currently at a Eurodollar rate plus 225 basis points.

    At June 29, 1997 $83,000,000 was outstanding under the revolving credit facility.

    Net cash provided by operating activities increased to $8,397,000 for the three months ended June 29, 1997 from $6,980,000 for the three months ended June 30, 1996. The $1,417,000 increase in net cash provided by operating activities resulted primarily from an increase in depreciation and amortization of $3,124,000 mainly as a result of acquiring Yale and Lister.

    Net cash used in investing activities increased to $2,804,000 for the three months ended June 29, 1997 from $1,966,000 for the three months ended June 30, 1996. The $838,000 increase is due primarily to normal purchases of marketable securities to fund general and products liability self-insurance reserves.

    Net cash used in financing activities increased to $2,826,000 for the three months ended June 29, 1997 from $2,124,000 for the three months ended June 30, 1996. The $702,000 increase is primarily due to repayment of indebtedness of subsidiary lines of credit.

    CAPITAL EXPENDITURES
    In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 29, 1997 and June 30, 1996 were $1,509,000 and $1,401,000, respectively.

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

    EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS
    In 1998, the Company will adopt FAS No. 128, "Earnings per Share", which is not expected to have a material effect on the financial statements.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings - none other than that previously disclosed within "Notes to Condensed Consolidated Financial Statements" footnote number 5 contained herein.

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





                                        COLUMBUS MCKINNON CORPORATION
                                        -----------------------------
                                                  (Registrant)




         Date: August 13, 1997          /s/ Robert L. Montgomery, Jr.
               -----------------        -----------------------------
                                        Robert L. Montgomery, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer

                                  EXHIBIT INDEX


     EXHIBIT                EXHIBIT DESCRIPTION                  LOCATION
-------------------------------------------------------------------------------

      11.1      Columbus McKinnon Corporation Computation of
                 Earnings per Share                              E - 11.1