Form 10-Q
period 1997-09-28
COLUMBUS MCKINNON CORP
filed 1997-11-12
CIK 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended September 28, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ________ to ________

Commission File Number:       0-27618
                              -------

        Columbus McKinnon Corporation
--------------------------------------------
(Exact name of registrant as specified in its charter)

            New York                                    16-0547600
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

140 John James Audubon Parkway, Amherst, NY                    14228-1197
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip code)

(716) 689-5400
--------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of October 31, 1997 was: 13,755,858 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                               SEPTEMBER 28, 1997

                                                                          Page #
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
           September 28, 1997 and March 31, 1997                              2

         Condensed consolidated statements of income and
           retained earnings Three months and six months
           ended September 28, 1997 and September 29, 1996                    3

         Condensed consolidated statements of cash flows -
           Six months ended September 28, 1997 and September 29, 1996         4

         Notes to condensed consolidated financial statements -
           September 28, 1997                                                 5

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities - none.                                       11

Item 3.  Defaults upon Senior Securities - none.                             11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information - none.                                           11

Item 6.  Exhibits and Reports on Form 8-K                                    11

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                              SEPTEMBER 28,       MARCH 31,
                                                  1997              1997
                                               ---------------------------
                                                       (IN THOUSANDS)
ASSETS:
Current assets:
      Cash and cash equivalents               $      8,070      $     8,907
      Trade accounts receivable                     78,653           74,446
      Inventories                                   94,199           94,409
      Net assets held for sale                      15,295           14,971
      Prepaid expenses                              12,869           13,638
                                               ----------------------------
Total current assets                               209,086          206,371
Net property, plant, and equipment                  62,814           63,942
Goodwill and other intangibles, net                244,635          250,062
Marketable securities                               15,685           13,590
Deferred taxes on income                             9,495            8,935
Other assets                                         5,328            5,345
                                               ----------------------------
Total assets                                   $   547,043      $   548,245
                                               ============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                   $        36      $     1,562
      Trade accounts payable                        22,564           28,330
      Accrued liabilities                           48,264           35,761
      Current portion of long-term debt             22,547           22,344
                                               ----------------------------
Total current liabilities                           93,411           87,997
Long-term debt, less current portion               256,646          263,944
Other non-current liabilities                       38,009           46,148
                                               ----------------------------
Total liabilities                                  388,066          398,089

Shareholders' equity:
      Common stock                                     137              137
      Additional paid-in capital                    95,677           95,254
      Retained earnings                             69,194           60,999
      ESOP debt guarantee                          (3,757)          (4,201)
      Other                                        (2,274)          (2,033)
                                               ----------------------------
Total shareholders' equity                         158,977          150,156
                                               ----------------------------
Total liabilities and shareholders' equity     $   547,043      $   548,245
                                               ============================


See accompanying notes to condensed consolidated financial statements.


                                      (2)

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                          ------------------    ----------------
                                          SEPT 28,  SEPT 29,   SEPT 28, SEPT 29,
                                            1997      1996       1997     1996
                                           -----------------   -----------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                 $123,907  $ 64,426  $248,349  $130,161
Cost of products sold                       88,071    45,242   177,310    90,960
                                           -----------------   -----------------
Gross profit                                35,836    19,184    71,039    39,201
Selling expenses                            10,628     5,310    21,793    11,312
General and administrative expenses          5,993     4,507    12,336     9,399
Amortization of intangibles                  2,545       457     5,094       899
                                           -----------------   -----------------
                                            19,166    10,274    39,223    21,610
                                           -----------------   -----------------

Income from operations                      16,670     8,910    31,816    17,591
Interest and debt expense                    5,910       223    12,435       479
Interest and other income                      328       232       644       415
                                           -----------------   -----------------

Income before income taxes                  11,088     8,919    20,025    17,527
Income tax expense                           5,458     3,708     9,964     7,284
                                           ------------------  -----------------

Net income                                   5,630     5,211    10,061    10,243
Retained earnings - beginning of period 64,497 53,632 60,999 49,386 Cash dividends of $0.07, $0.07, $0.14 and
   $0.13 per share                           (933)      (933)  (1,866)   (1,719)
                                           ------------------  -----------------

Retained earnings - end of period         $ 69,194  $  57,910 $ 69,194  $ 57,910
                                           ==================  =================

Earnings per share, both primary and
   fully diluted                          $   0.42  $    0.39 $   0.75  $   0.77
                                           ==================  =================


See accompanying notes to condensed consolidated financial statements.



                                      (3)

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                          ----------------
                                                    SEPTEMBER 28,  SEPTEMBER 29,
                                                        1997            1996
                                                      -----------------------
                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                           $    10,061    $    10,243
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                          9,539          3,338
    Other                                                    347            161
    Changes in operating assets and liabilities:
        Trade accounts receivable                        (4,906)          1,201
        Inventories                                          210          (217)
        Prepaid expenses                                     769             11
        Other assets                                       (284)          (426)
        Trade accounts payable                           (4,900)        (2,788)
        Accrued and non-current liabilities                5,132        (1,123)
                                                      ----------      ---------
Net cash provided by operating activities                 15,968         10,400

INVESTING ACTIVITIES:
Purchases of marketable securities, net of sales         (1,687)          (996)
Net assets held for sale                                   (324)              -
Capital expenditures                                     (3,280)        (3,281)
Other                                                      (148)          (789)
                                                      ----------      ---------
Net cash used in investing activities                    (5,439)        (5,066)

FINANCING ACTIVITIES:
Net payments under revolving
  line-of-credit agreements                              (1,526)        (1,624)
Repayment of debt                                        (7,093)        (1,231)
Deferred financing costs incurred                          (558)          (500)
Dividends paid                                           (1,866)        (1,572)
Reduction of ESOP debt guarantee                             407            723
                                                      ----------      ---------
Net cash used in financing activities                   (10,636)        (4,204)
Effect of exchange rate changes on cash                    (730)           (63)
                                                      ----------      ---------
Net change in cash and cash equivalents                    (837)          1,067
Cash and cash equivalents at beginning of period           8,907         10,171
                                                      ----------      ---------
Cash and cash equivalents at end of period           $     8,070     $   11,238
                                                      ==========      =========


See accompanying notes to condensed consolidated financial statements.

                                      (4)

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1997

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 28, 1997, and the results of its operations and its cash flows for the three and six month periods ended September 28, 1997 and September 29, 1996, have been included. Results for the period ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1997.


2.  Inventories  consisted of the  following:
                                        September 28,     March 31,
                                             1997           1997
                                        --------------------------
                                              (in  thousands)
    At  cost--FIFO  basis:
          Raw  materials                 $ 23,410         $ 35,815
          Work-in-process                  27,124           17,206
          Finished  goods                  47,267           44,344
                                          -------          -------
                                           97,801           97,365
    LIFO cost less than FIFO cost         (3,602)          (2,956)
                                          -------          -------
                                         $ 94,199         $ 94,409
                                          =======          =======

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


3.  Property,  plant,  and equipment is net of  $26,815,000  and  $16,822,000 of
    accumulated   depreciation  at  September  28,  1997  and  March  31,  1997,
    respectively.


4.  Goodwill and other intangibles,  net includes $27,464,000 and $22,370,000 of
    accumulated   amortization  at  September  28,  1997  and  March  31,  1997,
    respectively.




                                      (5)

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

    Yale was self-insured for product liability claims up to a maximum of $500,000 per occurrence and maintained product liability insurance with a $100 million cap per occurrence through July 31, 1997 when Yale was added to the Company's coverage as described above. The Company has been advised that a customer has alleged that one of Yale's products was the cause of a fire that occurred in January 1995 at a manufacturing facility, resulting in losses in excess of Yale's policy limits. A formal complaint has been filed seeking damages in excess of $500 million. However, it is the opinion of management that there was no manufacturing defect and that the claim will in all likelihood be settled within the Company's policy limits.


6.  Primary and fully diluted earnings per share were based on the following:

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                    SEPT 28,   SEPT 29,     SEPT 28,   SEPT  29,
                                      1997       1996         1997       1996
                                 -----------------------    --------------------
    Weighted-average common stock
      outstanding                 13,352,000  13,236,000   13,340,000 13,218,000
    Common stock equivalents -
      Primary                         41,000           -       41,000          -
    Common stock equivalents -
      Fully diluted                   42,000           -       42,000          -


7. Income tax expense for the three month periods ended September 28, 1997 and September 29, 1996 and also for the six month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $2,545,000, $457,000, $5,094,000 and $899,000, respectively.


8. On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock (on a fully diluted basis) of Spreckels Industries, Inc., now known as Yale Industrial Products, Inc. ("Yale"), a manufacturer of a wide range of industrial products including hoists, scissor lifts, mechanical jacks, rotating joints, actuators and circuit protection devices. On January 3, 1997 the Company acquired the remaining outstanding shares, effected a merger, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt.

    On December 19, 1996, the Company acquired all of the outstanding stock of Lister Bolt & Chain Ltd. and of Lister Chain & Forge, Inc. (together known as "Lister"), a chain and forgings manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $7 million of cash.


                                      (6)

    The following table presents pro forma summary information for the three and six month periods ended September 29, 1996 as if the Yale and Lister acquisitions and related borrowings had occurred as of April 1, 1996, which is the beginning of fiscal 1997. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                         ------------------    ----------------
                                                    SEPTEMBER 29, 1996
                                                    ------------------
                                          (IN THOUSANDS,  EXCEPT PER SHARE DATA)
         Pro forma:
              Net sales                      $   113,720          $   230,431
              Income from operations              12,407               26,854
              Net income                           2,919                7,205
              Earnings per share, both
                primary and fully diluted           0.22                 0.55





                                      (7)

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Three Months and Six Months Ended September 28, 1997 and September 29, 1996
Net sales in the fiscal 1998 quarter ended September 28, 1997 were $123,907,000, an increase of $59,481,000 or 92.3% over the fiscal 1997 quarter ended September 29, 1996. Net sales for the six months ended September 28, 1997 were $248,349,000, an increase of 90.8% over the six months ended September 29, 1996. Sales growth during the current quarter and six month periods was due primarily to the October 1996 Yale acquisition and December 1996 Lister acquisition which affected the general distribution, specialty distribution, service-after-sale, and original equipment manufacturers distribution channels. The Company categorizes all of those distribution channels as "commercial" sales. In addition to the effects of the acquisitions, the Company also experienced increased sales volume in the quarter through all of its commercial distribution channels due to strong demand in the marketplace. The only market channel experiencing softness was the domestic consumer channel due to foreign-lead price competition and a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share. In addition, list price increases of approximately 4% were introduced in November/December 1996 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channel groups were as follows, in thousands of dollars and with percentage changes for each group:

                    THREE MONTHS ENDED               SIX MONTHS ENDED
                    ------------------               ----------------
              SEPT 28,  SEPT 29, CHANGE      SEPT 28,  SEPT 29,   CHANGE
                                -------                           ------
                 1997    1996  AMOUNT   %       1997     1996    AMOUNT   %
               -------------------------------   -------------------------------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial sales:
  Domestic    $ 92,960 $48,673 $44,287   91.0  $182,593 $ 97,058 $ 85,535   88.1
  International 24,526   9,683  14,843  153.3    51,967   19,995   31,972  159.9
                ------  ------  ------          -------  -------  -------
               117,486  58,356  59,130  101.3   234,560  117,053  117,507  100.4
Consumer sales:
  Domestic       5,502   5,465      37    0.7    12,566   11,877      689    5.8
  International    919     605     314   51.9     1,223    1,231      (8)  (0.6)
               -------  ------  ------          -------  -------  -------
                 6,421   6,070     351    5.8    13,789   13,108      681    5.2
               -------  ------  ------          -------  -------  -------
Net sales     $123,907 $64,426 $59,481   92.3  $248,349 $130,161 $118,188   90.8
               =======  ======  ======          =======  =======  =======

The Company's gross profit margins were approximately 28.9%, 29.8%, 28.6% and 30.1% for the fiscal 1998 and 1997 quarters and the six months then ended, respectively. The decrease in gross profit margin in the current quarter and six month periods resulted primarily from a change in the classification of approximately $1.9 million and $3.8 million, respectively, of costs into cost of products sold which previously had been classified as general and administrative expenses. This change was made for intracorporate consistency. The current quarter's gross profit margin was favorably impacted by slight fluctuations in product mix. The fiscal 1998 six month period was impacted by a temporary two week slow-down in production and shipments at one of its facilities during a computer systems conversion in the first quarter, amounting to approximately $400,000 of gross profit. Also, one of the Yale facilities acquired in fiscal 1997 is realizing lower-than-average gross profit due to temporary production workflow inefficiencies, amounting to approximately $900,000 year-to-date.

Selling expenses were  $10,628,000,  $5,310,000,  $21,793,000 and $11,312,000 in
the fiscal 1998 and 1997 quarters and the six months then ended, respectively. The 1998 expenses were impacted by the addition of Yale and Lister sales. As a percentage of consolidated net sales, selling expenses were 8.6%, 8.2%, 8.8% and 8.7% in the fiscal 1998 and 1997 quarters and the six months then ended, respectively. The lower percentage in the fiscal 1997 quarter is due primarily to the timing of various marketing related expenses.


                                      (8)

General and administrative expenses were $5,993,000, $4,507,000, $12,336,000 and $9,399,000 in the fiscal 1998 and 1997 quarters and the six months then ended, respectively. The 1998 expenses were impacted by the addition of Yale and Lister activities. As a percentage of consolidated net sales, general and administrative expenses were 4.8%, 7.0%, 5.0% and 7.2% in the fiscal 1998 and 1997 quarters and the six months then ended, respectively. As noted above, the improved percentages in fiscal 1998 are due primarily to a change that reclassifies approximately $1.9 million and $3.8 million for the three and six month periods, respectively, of expenses previously classified as general and administrative into cost of products sold for intracorporate consistency. The improved percentage also results from the fixed nature of costs in relation to the increased sales.

Amortization of intangibles was $2,545,000, $457,000, $5,094,000 and $899,000 in
the fiscal 1998 and 1997 quarters and the six months then ended, respectively; increases are due to the amortization of goodwill resulting from the acquisitions of Yale and of Lister.

Interest and debt expense was $5,910,000,  $223,000, $12,435,000 and $479,000 in
the fiscal 1998 and 1997 quarters and the six months then ended, respectively. The fiscal 1998 increase is primarily due to debt incurred to fund the Yale acquisition. As a percentage of consolidated net sales, interest and debt expense was 4.8%, 0.3%, 5.0% and 0.4% in the fiscal 1998 and 1997 quarters and the six months then ended, respectively.

Interest and other income was $328,000,  $232,000,  $644,000 and $415,000 in the
fiscal 1998 and 1997 quarters and the six months then ended, respectively. The fiscal 1998 increase is due to additional investment holdings to fund the Company's general and products liability self-insurance reserves.

Income taxes as a percentage of pre-tax accounting income were 49.2%, 41.6%, 49.8% and 41.6% in the fiscal 1998 and 1997 quarters and the six months then ended, respectively. The fiscal 1998 percentages reflect the effect of nondeductible amortization of goodwill resulting from the Yale, Lister and Lift-Tech acquisitions. The fiscal 1997 percentages reflect the effect of Lift-Tech nondeductible goodwill.

As a result of the above, net income increased $419,000 or 8.0% for the quarter and decreased $182,000 or 1.8% for the six months then ended. As a percentage of consolidated net sales, net income was 4.5%, 8.1%, 4.1% and 7.9% in the fiscal 1998 and 1997 quarters and the six months then ended, respectively.

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

At September 28, 1997 $83,000,000 was outstanding under the revolving credit facility.

Net cash provided by operating activities increased to $15,968,000 for the six months ended September 28, 1997 from $10,400,000 for the six months ended September 29, 1996. The $5,568,000 increase in net cash provided by operating activities resulted primarily from a $6,201,000 increase in depreciation and amortization offset somewhat by an increase in working capital. These fluctuations are primarily a result of including the Yale and Lister operations in the current fiscal period.

                                      (9)

Net cash used in investing activities increased to $5,439,000 for the six months ended September 28, 1997 from $5,066,000 for the six months ended September 29, 1996. The $373,000 increase is due primarily to normal purchases of marketable securities to fund general and products liability self-insurance reserves.

Net cash used in financing activities increased to $10,636,000 for the six months ended September 28, 1997 from $4,204,000 for the six months ended September 29, 1996. The $6,432,000 increase is primarily due to scheduled debt repayments under the Company's term loan agreements.

CAPITAL EXPENDITURES
In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 28, 1997 and September 29, 1996 were $3,280,000 and $3,281,000, respectively.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS
In 1998, the Company will adopt FAS No. 128, "Earnings per Share," which is not expected to have a material effect on the financial statements.


                                      (10)

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - none other than that previously disclosed within
            "Notes to Condensed Consolidated Financial Statements" footnote number 5 contained herein.

Item 2.   Changes in Securities - none.

Item 3.   Defaults upon Senior Securities - none.

Item 4.   Submission of Matters to a Vote of Security Holders
            On August 18, 1997, the following directors were elected at an Annual Meeting of Shareholders with:

              13,344,069 votes cast for and 4,856 against:
                    Edward W. Duffy, Chairman

              13,346,569 votes cast for and 2,356 against:
                    Herbert P. Ladds, Jr.; Robert L. Montgomery, Jr.; Randolph A. Marks; and L. David Black.

Item 5.     Other Information - none.

Item 6.     Exhibits and Reports on Form 8-K

  Exhibit 10.1 - Third Amendment to the Credit Agreement By and Among
                 THE BANKS, FINANCIAL INSTITUTIONS AND OTHER INSTITUTIONAL LENDERS NAMED THEREIN, as Lenders, FLEET BANK, as Initial Issuing Bank, FLEET BANK, As Swing Line Bank, FLEET BANK, as Administrative Agent and Columbus McKinnon Corporation as the Borrower, Dated as of July 17, 1997

  Exhibit 11.1 - Columbus McKinnon Corporation Computation of Earnings per Share

  On October 29, 1997 the Company filed Form 8-K dated October 29, 1997 with respect to Stockholder Rights Agreement.




                                      (11)

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






Date: November 12, 1997                 \s\Robert L. Montgomery, Jr.
      -----------------                 -----------------------------
                                            Robert L. Montgomery, Jr.

                                        Executive Vice President and Chief
                                        Financial Officer




                                      (12)

                                  EXHIBIT INDEX


EXHIBIT                        EXHIBIT DESCRIPTION                     LOCATION

10.1 Third Amendment to the Credit Agreement By and Among THE BANKS, FINANCIAL INSTITUTIONS AND OTHER INSTITUTIONAL LENDERS NAMED THEREIN, as Lenders, FLEET BANK, as Initial Issuing Bank, FLEET
       BANK, as Swing Line Bank, FLEET BANK, as  Administrative  Agent
       and Columbus McKinnon Corporation as the Borrower,  Dated as of
       July 17, 1997                                                    E-10.1

11.1   Columbus McKinnon Corporation Computation of
        Earnings per Share                                              E-11.1





                                      (13)