Form 10-Q
period 1997-12-28
COLUMBUS MCKINNON CORP
filed 1998-02-11
CIK 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 28, 1997
                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________


Commission File Number:       0-27618
                              -------
   Columbus McKinnon Corporation
   -----------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

   New York                                      16-0547600
   -----------------------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

   140 John James Audubon Parkway, Amherst, NY                  14228-1197
   -----------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip code)

   (716) 689-5400
   -----------------------------------------------------------------------
   (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of January 31, 1997 was: 13,755,858 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                DECEMBER 28, 1997


                                                                         Page #
PART I. FINANCIAL INFORMATION                                            ------

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed consolidated balance sheets -
               December 28, 1997 and March 31, 1997                          2

        Condensed consolidated statements of income and retained  earnings
               Three months and nine months ended December 28, 1997
               and December 29, 1996                                         3

        Condensed consolidated statements of cash flows -
               Nine months ended December 28, 1997 and December 29, 1996     4

        Notes to condensed consolidated financial statements -
               December 28, 1997                                             5

Item 2. Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                       9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities - none.                                      13

Item 3.   Defaults upon Senior Securities - none.                            13

Item 4.   Submission of Matters to a Vote of Security Holders - none.        13

Item 5.   Other Information - none.                                          13

Item 6.   Exhibits and Reports on Form 8-K                                   13

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               DECEMBER 28,      MARCH 31,
                                                 1997             1997
                                               -----------------------------
                                                      (IN THOUSANDS)
ASSETS:
Current assets:
      Cash and cash equivalents                $  5,883          $  8,907
      Trade accounts receivable                  79,726            74,446
      Inventories                                95,999            94,409
      Net assets held for sale                   10,302            14,971
      Prepaid expenses                            6,877            13,638
                                                -------           -------
Total current assets                            198,787           206,371
Net property, plant, and equipment               63,489            63,942
Goodwill and other intangibles, net             241,687           250,062
Marketable securities                            16,293            13,590
Deferred taxes on income                          9,196             8,935
Other assets                                      5,573             5,345
                                                -------           -------
Total assets                                   $535,025          $548,245
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                   $    445          $  1,562
      Trade accounts payable                     21,426            28,330
      Accrued liabilities                        41,956            35,761
      Current portion of long-term debt          22,504            22,344
                                                -------           -------
Total current liabilities                        86,331            87,997
Long-term debt, less current portion            246,016           263,944
Other non-current liabilities                    39,068            46,148
                                                -------           -------
Total liabilities                               371,415           398,089

Shareholders' equity:
      Common stock                                  137               137
      Additional paid-in capital                 96,024            95,254
      Retained earnings                          73,743            60,999
      ESOP debt guarantee                       (3,539)           (4,201)
      Other                                     (2,755)           (2,033)
                                               --------           -------
Total shareholders' equity                      163,610           150,156
                                               --------           -------
Total liabilities  and shareholders' equity    $535,025          $548,245
                                                =======           =======
See accompanying notes to condensed consolidated financial statements.



                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)





                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ---------------------------   ---------------------------
                                                   DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                      1997            1996           1997           1996
                                                   ------------   ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT  PER SHARE DATA)



Net sales                                            $124,093       $103,393        $372,442      $233,554
Cost of products sold                                  88,680         73,289         265,990       164,249
                                                      -------        -------         -------       -------
Gross profit                                           35,413         30,104         106,452        69,305
Selling expenses                                       11,565          9,522          33,358        20,834
General and administrative expenses                     5,751          7,490          18,087        16,889
Amortization of intangibles                             2,487          1,852           7,581         2,751
                                                      -------        -------         -------       -------
                                                       19,803         18,864          59,026        40,474
                                                      -------        -------         -------       -------
Income from operations                                 15,610         11,240          47,426        28,831
Interest and debt expense                               5,294          4,819          17,729         5,298
Interest and other income                                 432            491           1,076           906
                                                      -------        -------         -------       -------
Income before income taxes, minority
      interest and extraordinary charge                10,748          6,912          30,773        24,439
Income tax expense                                      5,263          3,370          15,227        10,654
                                                      -------        -------         -------       -------
Income before minority interest and
      extraordinary charge                              5,485          3,542          15,546        13,785
Minority interest                                           -            323               -           323
                                                      -------        -------         -------       -------
Income before extraordinary charge                      5,485          3,219          15,546        13,462
Extraordinary charge for debt extinguishment                -        (3,101)               -       (3,101)
                                                      -------        -------         -------       -------
Net income                                              5,485            118          15,546        10,361
Retained earnings - beginning of period                69,194         57,910          60,999        49,386
Cash dividends of $0.07, $0.07, $0.21 and
   $0.20 per share                                      (936)          (923)         (2,829)       (2,642)
                                                      -------        -------         -------       -------
Retained earnings - end of period                    $ 73,743       $ 57,105        $ 73,716      $ 57,105
                                                      =======        =======         =======       =======
Earnings per share data, both basic and diluted:

     Income before extaordinary charge
          for debt extinguishment                       $0.41          $0.25           $1.16         $1.02

     Extraordinary charge for debt extinguishment           -          (.24)               -         (.23)
                                                        -----          -----           -----         -----
     Net income                                         $0.41          $0.01           $1.16         $0.79
                                                        =====          =====           =====         =====

See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                      --------------------------
                                                      DECEMBER 28,  DECEMBER 29,
                                                          1997          1996
                                                      ------------  ------------
                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                              $  15,546    $  10,361
Adjustments to reconcile net income to
 net cash  provided by operating activities:
   Extraordinary charge for early debt extinguishment           -        3,101
    Minority interest                                           -          323
    Depreciation and amortization                          14,244        6,796
    Other                                                   1,080          215
    Changes in operating assets and liabilities
      net of effects from businesses purchased:
        Trade accounts receivable                         (5,979)        (248)
        Inventories                                       (1,590)         (51)
        Prepaid expenses                                    8,986          472
        Other assets                                        (311)        (346)
        Trade accounts payable                            (6,038)      (7,444)
        Accrued and non-current liabilities               (1,909)        5,124
                                                        ---------    ---------
Net cash provided by operating activities                  24,029       18,303
INVESTING ACTIVITIES:
Purchase of marketable securities, net of sales           (2,295)      (1,597)
Net assets held for sale                                    4,669            -
Capital expenditures                                      (6,161)      (4,983)
Yale acquisition costs                                         42    (159,247)
Lister acquisition costs                                      (6)      (7,054)
Other                                                       (204)        (234)
                                                        ---------    ---------
Net cash used in investing activities                     (3,955)    (173,115)
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
  line-of-credit agreements                               (1,273)       75,382
Repayment of debt                                        (17,622)     (72,865)
Proceeds from issuance of long-term debt                       12      164,099
Deferred financing costs incurred                           (558)     (10,000)
Dividends paid                                            (2,802)      (2,505)
Reduction of ESOP debt guarantee                              625        1,075
Other                                                           -        2,667
                                                        ---------    ---------
Net cash (used in) provided by financing activities      (21,618)      157,853
Effect of exchange rate changes on cash                   (1,480)        (461)
                                                        ---------    ---------
Net increase in cash and cash equivalents                 (3,024)        2,580
Cash and cash equivalents at beginning of period            8,907       10,171
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   5,883    $  12,751
                                                        =========    =========
See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 28, 1997


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at December 28, 1997, and the results of its operations and its cash flows for the three and nine month periods ended December 28, 1997 and December 29, 1996, have been included. Results for the period ended December 28, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1997.


2.  Inventories  consisted  of the  following:
                                          DECEMBER 28,    MARCH 31,
                                             1997           1997
                                          -------------------------
                                               (IN  THOUSANDS)
    At cost--FIFO basis:
       Raw materials                      $  25,747       $ 35,815
       Work-in-process                       25,469         17,206
       Finished goods                        48,498         44,344
                                           --------        -------
                                             99,714         97,365
    LIFO cost less than FIFO cost           (3,715)        (2,956)
                                           --------        -------
                                          $  95,999       $ 94,409
                                           ========        =======

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


3.  Property,  plant,  and equipment is net of  $29,033,000  and  $22,370,000 of
    accumulated   depreciation   at  December  28,  1997  and  March  31,  1997,
    respectively.


4.  Goodwill and other intangibles,  net includes  $12,836,000 and $5,644,000 of
    accumulated   amortization   at  December  28,  1997  and  March  31,  1997,
    respectively.

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

6. To manage its exposure to interest rate fluctuations, the Company has interest rate swaps with a notional amount of $22 million through January 2, 1999 and $3.5 million from January 2, 1999 through July 2, 2002, both based on LIBOR at 5.9025%. In order to comply with its credit agreements, the Company also has LIBOR-based interest rate caps on $40 million of debt through December 16, 1998 and on an additional $49.5 million of debt through December 16, 1999 at 9% and 10%, respectively. Net payments or receipts under the swap and cap agreements are recorded as adjustments to interest expense. The carrying amount of the Company's debt instruments approximates the fair values.

7. In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

    The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:



                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                -----------------------------     -----------------------------
                                                DECEMBER 28,     DECEMBER 29,     DECEMBER 28,     DECEMBER 29,
                                                    1997             1996             1997             1996
                                                -----------------------------     -----------------------------
     Numerator for basic and diluted earnings
          per share:
     Income before extraordinary charge          $5,485,000      $3,219,000       $15,546,000      $13,462,000
                                                 ==========      ==========       ===========      ===========
     Denominators:
     Weighted-average common
          stock outstanding -
           denominator for basic EPS             13,274,000      13,116,000        13,344,000       13,184,000

     Effect of dilutive employee stock options       50,000               -            50,000                -
                                                 ----------      ----------     -------------       ----------
     Adjusted weighted-average common
          stock outstanding and assumed
          conversions - denominator
              for diluted EPS                    13,324,000      13,116,000        13,394,000       13,184,000
                                                 ==========      ==========        ==========       ==========


8. Income tax expense for the three month periods ended December 28, 1997 and December 29, 1996 and also for the nine month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $2,487,000, $1,852,000, $7,581,000 and $2,751,000, respectively.

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

    The following table presents pro forma summary information for the three and nine month periods ended December 29, 1996 as if the Yale and Lister acquisitions and related borrowings had occurred as of April 1, 1996, which is the beginning of fiscal 1997. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                          ------------------   -----------------
                                                    DECEMBER 29, 1996
                                                    -----------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Pro forma:
         Net sales                              $ 112,794          $ 343,225
         Income from operations                    12,097             38,951
         Income before extraordinary charge         2,908             10,113
         Net (loss) income                          (193)              7,012
         Earnings per share before
           extraordinary charge, both
           basic and diluted                         0.22               0.77
         Earnings per share, both
           basic and diluted                       (0.01)               0.53


10. On January 7, 1998 the Company acquired all of the outstanding stock of Univeyor A/S ("Univeyor"), a Denmark-based manufacturer and distributor of automated material handling systems, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $16.5 million, consisting of $15.0 million of cash financed by the Company's revolving debt facility and $1.5 million of assumed debt.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Three Months and Nine Months Ended December 28, 1997 and December 29, 1996
Net sales in the fiscal 1998 quarter ended December 28, 1997 were $124,093,000, an increase of $20,700,000 or 20.0% over the fiscal 1997 quarter ended December 29, 1996. Net sales for the nine months ended December 28, 1997 were $372,442,000, an increase of 59.5% over the nine months ended December 29, 1996. Sales growth during the current quarter and nine month periods was due primarily to the October 1996 Yale acquisition and December 1996 Lister acquisition which affected the general distribution, specialty distribution, service-after-sale, and original equipment manufacturers distribution channels. The Company categorizes all of those distribution channels as "commercial" sales. In addition to the effects of the acquisitions, the Company also experienced increased sales volume in the quarter through all of its commercial distribution channels due to strong demand in the marketplace. The only market channel experiencing softness was the international consumer channel due to a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share. In addition, list price increases of approximately 4% were introduced in both December 1997 and November/December 1996 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channel groups were as follows, in thousands of dollars and with percentage changes for each group:


                THREE MONTHS ENDED              NINE MONTHS ENDED
                DEC. 28,  DEC. 29,   CHANGE     DEC. 28, DEC. 29,     CHANGE
                  1997     1996   AMOUNT   %      1997     1996    AMOUNT   %
                 -----------------------------  -------------------------------
                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial sales:
  Domestic     $ 93,310 $ 79,597 $13,713  17.2 $275,903 $176,738 $ 99,165  56.1
  International  24,437   17,647   6,790  38.5   76,404   37,558   38,846 103.4
                -------  -------  ------        -------  -------  -------
                117,747   97,244  20,503  21.1  352,307  214,296  138,011  64.4
Consumer sales:
  Domestic        6,144    5,609     535   9.5   18,710   17,487    1,223   7.0
  International     202      540   (338) (62.6)   1,425    1,771    (346) (19.5)
                -------  -------  ------        -------  -------  -------
                  6,346    6,149     197   3.2   20,135   19,258      877   4.6
                -------  -------  ------        -------  -------  -------
Net sales      $124,093 $103,393 $20,700  20.0 $372,442 $233,554 $138,888  59.5
                =======  =======  ======        =======  =======  =======

The Company's gross profit margins were approximately 28.5%, 29.1%, 28.6% and 29.7% for the fiscal 1998 and 1997 quarters and the nine months then ended, respectively. The decrease in gross profit margin in the current quarter and nine month periods resulted primarily from a change in the classification of approximately $1.9 million and $5.7 million, respectively, of costs into cost of products sold which previously had been classified as general and administrative expenses. This change was made for intracorporate consistency and had a minimal effect on income from operations. The current quarter's gross profit margin was favorably impacted by slight fluctuations in product mix. However, one of the Yale facilities acquired in fiscal 1997 is continuing to realize lower-than-average gross profit due to production workflow inefficiencies that are being aggressively addressed by management, which unfavorably impacted gross profit by approximately $1,350,000 during the first three quarters of fiscal 1998.

Selling expenses were  $11,565,000,  $9,522,000,  $33,358,000 and $20,834,000 in
the fiscal 1998 and 1997 quarters and the nine months then ended, respectively. The 1998 expenses were impacted by the addition of Yale and Lister sales. As a percentage of consolidated net sales, selling expenses were 9.3%, 9.2%, 9.0% and 8.9% in the fiscal 1998 and 1997 quarters and the nine months then ended, respectively. The higher percentage in the fiscal 1998 quarter is due primarily to the timing of various marketing related expenses.

General and administrative expenses were $5,751,000, $7,490,000, $18,087,000 and $16,889,000 in the fiscal 1998 and 1997 quarters and the nine months then ended, respectively. The 1998 expenses were impacted by the addition of Yale and Lister activities. As a percentage of consolidated net sales, general and administrative expenses were 4.6%, 7.2%, 4.9% and 7.2% in the fiscal 1998 and 1997 quarters and the nine months then ended, respectively. As noted above, the improved percentages in fiscal 1998 are due primarily to a change that reclassifies approximately $1.9 million and $5.7 million for the three and nine month periods, respectively, of expenses previously classified as general and administrative into cost of products sold for intracorporate consistency. The improved percentage also results from the fixed nature of costs in relation to the increased sales.

Amortization  of  intangibles  was   $2,487,000,   $1,852,000,   $7,581,000  and
$2,751,000 in the fiscal 1998 and 1997 quarters and the nine months then ended, respectively; increases are due to the amortization of goodwill resulting from the acquisitions of Yale and of Lister.

Interest and debt expense was $5,294,000, $4,819,000, $17,729,000 and $5,298,000
in the fiscal 1998 and 1997 quarters and the nine months then ended, respectively. The fiscal 1998 increase is primarily due to debt incurred to fund the Yale acquisition. As a percentage of consolidated net sales, interest and debt expense was 4.3%, 4.7%, 4.8% and 2.3% in the fiscal 1998 and 1997 quarters and the nine months then ended, respectively.

Interest and other income was $432,000, $491,000, $1,076,000 and $906,000 in the
fiscal 1998 and 1997 quarters and the nine months then ended, respectively. The fiscal 1998 increase is due to additional investment holdings to fund the Company's general and products liability self-insurance reserves.

Income taxes as a percentage of income before income taxes were 49.0%, 48.8%, 49.5% and 43.6% in the fiscal 1998 and 1997 quarters and the nine months then ended, respectively. The fiscal 1998 percentages reflect the effect of nondeductible amortization of goodwill resulting from the Yale, Lister and Lift-Tech acquisitions. The fiscal 1997 percentages reflect the effect of Lift-Tech nondeductible goodwill, and Yale for the quarter only.

Minority interest was $323,000 in the fiscal 1997 quarter and also in the nine months then ended, resulting from the 28% of Yale which was not owned by the Company during that period.

As a result of the above, income before extraordinary charge increased $1,943,000 or 60.4% for the quarter and $2,084,000 or 15.5% for the nine months then ended.

In December of fiscal 1997 an extraordinary charge of $3,101,000 was recorded for the early extinguishment of acquired Yale debt which was at 11.5% interest, replaced with five year revolving debt with interest currently at a Eurodollar rate based on LIBOR ("Eurodollar rate") plus 150 basis points.

Net income, therefore, increased $5,044,000 and $5,185,000 for the quarter and nine months then ended, respectively.

LIQUIDITY AND CAPITAL  RESOURCES
On January 7, 1998 the Company acquired all of the outstanding stock of Univeyor A/S ("Univeyor"), a Denmark-based manufacturer and distributor of automated material handling systems, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $16.5 million, consisting of $15.0 million of cash financed by the Company's revolving debt facility and $1.5 million of assumed debt.

The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, debt service and budgeted capital expenditures for the next twelve months.

Effective July 17, 1997 the interest rates on the Company's credit facility were revised as follows: Term Loan A and the Revolving Credit facility rates vary based on the Company's leverage ratio, and are currently at a Eurodollar rate plus 150 basis points; the Term Loan B rate also varies based on the Company's leverage ratio, and is currently at a Eurodollar rate plus 200 basis points.

At December 28, 1997 $83,000,000 was outstanding under the revolving credit facility and $36,000,000 was available.

Net cash provided by operating activities increased to $24,029,000 for the nine months ended December 28, 1997 from $18,303,000 for the nine months ended December 29, 1996. The $5,726,000 increase in net cash provided by operating activities resulted primarily from a $7,448,000 increase in depreciation and amortization offset somewhat by an increase in working capital. These fluctuations are primarily a result of including the Yale and Lister operations in the current fiscal period.

Net cash used in investing activities decreased to $3,955,000 for the nine months ended December 28, 1997 from $173,115,000 for the nine months ended December 29, 1996. The $169,160,000 decrease is due primarily to the Yale and Lister acquisitions which occurred in fiscal 1997.

Net cash used in financing activities was $21,618,000 for the nine months ended December 28, 1997 while net cash provided by financing activities was $157,853,000 for the nine months ended December 29, 1996. The $179,471,000 change is primarily due to the financing of the Yale and Lister acquisitions reflected in the nine months ended December 29, 1996.

CAPITAL EXPENDITURES
In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 28, 1997 and December 29, 1996 were $6,161,000 and $4,983,000, respectively.

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

YEAR 2000 CONVERSIONS
The Company is moving forward with its Year 2000 Readiness project. This project is addressing all components of its information technology infrastructure. Currently, corporate-wide assessment is underway with specific areas already complete. The assessment of Year 2000 on the Company's customized business information system has been completed with modifications and enhancements underway.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which the Company will adopt as of April 1, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. This includes unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which currently are reported in shareholders' equity, and will be included and disclosed in total comprehensive income upon adoption of the Statement. The impact of compliance with this Statement has not yet been determined.

The FASB also issued FAS Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which the Company will adopt as of April 1, 1998. Statement No. 131 superseded FAS Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 establishes new standards for determining segment criteria and annual and interim reporting of that data. It also establishes new disclosures about products, geographic areas and major customers. Currently, the Company reports one operating segment under Statement No. 14 and, while the impact of compliance with Statement No. 131 has not yet been determined, the Company may be required to report more than one segment upon its adoption.

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


                                       COLUMBUS McKINNON CORPORATION
                                       -----------------------------
                                                 (Registrant)






Date: February 11, 1998                /s/ Robert L.  Montgomery, Jr.
      -------------------              ------------------------------
                                       Robert L. Montgomery, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer