Form 10-K
period 1998-03-31
COLUMBUS MCKINNON CORP
filed 1998-06-29
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 31, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from_______to_______

Commission file number 0-27618

                          COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
          NEW  YORK                                         16-0547600
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

140 JOHN JAMES AUDUBON PARKWAY,  AMHERST,  N.Y.                       14228-1197
-----------------------------------------------                       ----------
     (Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code: (716) 689-5400

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EXCHANGE ON
          TITLE OF CLASS                            WHICH REGISTERED
          --------------                            ----------------
     Common Stock, $0.01 Par Value               NASDAQ National Market

Securities pursuant to section 12(g) of the Act: NONE

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1998 was $306,824,186.

     The number of shares of common  stock  outstanding  as of May 31, 1998 was:
13,756,858 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of the proxy statement for the annual shareholders meeting to be held August 17, 1998 are incorporated by reference into Part III of this report.

                          COLUMBUS McKINNON CORPORATION
                         1998 Annual Report on Form 10-K
                                     PART I


     This annual report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements, including general economic, and business conditions, conditions affecting the industries served by the Company and its subsidiaries, conditions affecting the Company's customers and suppliers, competitor responses to the Company's products and services, the overall market acceptance of such products and services and other factors disclosed in the Company's periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 1.   BUSINESS.


OVERVIEW

     Columbus McKinnon ("Columbus McKinnon" or the "Company"), established in 1875, is a leading designer, manufacturer and distributor of a broad range of material handling, lifting and positioning products. The Company sells its products both domestically and internationally, primarily to third-party distributors and, to a lesser extent, directly to manufacturers and end-users for a wide range of applications. The Company's major commercial markets include the general manufacturing, crane building, mining, construction, transportation, entertainment, power generation, waste management, agricultural, marine, automotive, and logging markets. Additionally, the Company sells its products to the consumer market through hardware and farm equipment distributors, mass merchandisers and rental outlets. For the year ended March 31, 1998, the Company generated net sales and income from operations of $510.7 million and $67.9 million, respectively.

     The Company's products include a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; alloy, carbon steel and kiln chain;
closed-die forgings, such as hooks, shackles and loadbinders; electric, hydraulic and pneumatic operator-controlled manipulators; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; scissor lifts; below-the-hook lifters; circuit protection devices; logging tools and chain making and chain repair equipment. Through innovative design and manufacturing expertise developed by the Company and through selective acquisitions, the Company has established a leading market share in many of its product lines. As a result of its recent acquisitions of Univeyor A/S ("Univeyor") and LICO, Inc. ("LICO"), the Company has also positioned itself as a leader in the project design, management and implementation of automated material handling systems. Columbus McKinnon believes it has more overhead hoists in use in North America than all of its competitors combined. The Company's products and customer base are highly diversified; no single product accounted for more than 1% and no individual customer accounted for more than 5% of net sales for the year ended March 31, 1998.

     The Company believes that the demand for its products has increased in recent years and will continue to increase in the future as a result of several favorable trends impacting a broad array of industries that have enabled the Company to expand into new product areas and markets. These trends include:

     PRODUCTIVITY ENHANCEMENT. In recent years employers have responded to competitive pressures by seeking to maximize productivity and efficiency. The Company's hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort, and with fewer people.

     SAFETY REGULATIONS AND CONCERNS. Driven by federal and state workplace safety regulations such as the Occupational Safety and Health Act ("OSHA") and the Americans with Disabilities Act, and by the general competitive need to reduce costs such as health insurance premiums and workers' compensation expenses, employers seek safer ways to lift and position loads. The Company's lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

     WORKFORCE DIVERSITY. The percentages of women, disabled and older persons in the work force and the tasks they perform are continuing to increase. The Company's products enable many workplace tasks to be performed safely, efficiently and with less physical stress. The Company believes that increasing diversity in the workforce will continue to increase demand for its products.

     OUTSOURCING OF MATERIAL HANDLING PROJECT DESIGN AND MANAGEMENT. More of the Company's customers and end-users are outsourcing non-core business functions to improve productivity and cost efficiency. This has created opportunities for the Company to assume the project design, management and implementation responsibilities for both workstation and facility-wide material handling systems. The Company's opportunity to capitalize on this trend has been enhanced by the recent acquisitions of Univeyor and LICO. Through the combination of the Company's expertise and technological know-how with that of Univeyor and LICO, the Company believes that it will be able to position itself as a leader in the project design, management and implementation of automated material handling systems. As a result, many of the Company's existing products may be utilized in these systems.

     The Company has extended its product lines and penetrated new markets in recent years through several acquisitions which have been successfully integrated into the Company. In November 1995 and October 1996, the Company acquired Lift-Tech International, Inc. ("Lift-Tech") and Yale Industrial
Products, Inc. ("Yale"), respectively, manufacturers of hoist and crane components, and in December 1996, the Company acquired Lister Bolt & Chain Ltd. ("Lister"), a specialty bolt and chain manufacturer. These, together with other acquisitions made by the Company, have enhanced the Company's position as the largest North American manufacturer of overhead hoists, operator-controlled manipulators and alloy chain. As a result of internal growth and acquisitions, the Company's net sales and income from operations have increased to $510.7 million and $67.9 million, respectively, for the year ended March 31, 1998 from $128.3 million and $12.2 million, respectively, in fiscal 1993, representing compound annual growth rates of approximately 31.8% and 41.0%, respectively.

KEY STRENGTHS

     The Company attributes its strong competitive position to the following key strengths:

     LEADING MARKET POSITION. Columbus McKinnon is the largest manufacturer of hoists, alloy and high strength carbon steel chain and operator-controlled manipulators in North America. The Company has developed its leading market position over its 123-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service.

     PREFERRED PROVIDER TO MAJOR DISTRIBUTORS. The Company enjoys long-standing relationships with and is a preferred provider to many of its largest distributors. Since 1990, during a period of significant consolidation among distributors of material handling equipment, the Company has benefited from this consolidation as it has maintained and enhanced its relationships with the leading distributors. The Company believes that its ability to retain existing customers and attract new customers is attributable to its ongoing commitment to customer service and satisfaction. For example, the Company maintains close contact with its customers and provides prompt aftermarket service to end-users of its products through a network of independent distributors staffed with Company-trained professionals at over 300 hoist repair centers, over 100 repair parts distribution centers and 11 chain service centers. Additionally, to ensure continuing product development and market awareness, the Company sponsors advisory boards composed of representatives of its largest distributors and aftermarket sales and service network.

     DIVERSIFIED PRODUCTS, MARKETS, AND CUSTOMER BASE. The Company believes that it offers the most extensive product line of material handling products in the markets which it serves. No single product accounted for more than 1% of net sales for the year ended March 31, 1998. The Company's products are sold to over 10,000 general, specialty and service-after-sale distributors and original equipment manufacturers ("OEMs") for various applications in the general manufacturing, overhead crane, construction, transportation, entertainment, power generation, waste management, agricultural, marine, automotive and logging markets. Additionally, the Company sells its products for consumer use to over 100 hardware, trucking and transportation, farm hardware and rental outlets. No single customer accounted for more than 5% of net sales for the year ended March 31, 1998. The Company believes that the breadth of its products, the diversity of its markets and the strength of its distribution relationships minimize its dependence on any particular product, market or customer.

     LARGE INSTALLED PRODUCT BASE; STRONG BRAND NAMES. Columbus McKinnon believes it has more overhead hoists in use in North America than all of its competitors combined. In addition, the Company's brand names, including Big Orange, Budgit, Chester, CM, Coffing, Cyclone, Duff-Norton, Hammerlok, Herc-Alloy, Little Mule, Lodestar, Puller, Shaw-Box, Valustar and Yale, are among the most recognized and respected in the industry. The Company believes that its strong brand name recognition, together with the Company's large installed base of products, provide it with a significant competitive advantage in selling its full product line to existing and new customers as well as providing repair and replacement parts.

     EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT OWNERSHIP INTEREST. The Company's management team provides a depth and continuity of experience. The Company's directors and executive officers own an aggregate of approximately 21% of the Company's outstanding common stock. In addition, in April 1997 Columbus McKinnon implemented economic value added ("EVA(R)") as a performance measure and is using EVA(R) goals to, among other things, determine incentive-based compensation for all of its employees.

BUSINESS STRATEGY

     The Company's strategic objective is to further enhance its position as a leading designer, manufacturer and distributor of material handling, lifting and positioning products both domestically and internationally. The Company plans to achieve this objective through the continued implementation of the following three-pronged strategy:

     ENHANCE EXISTING BUSINESS. The Company continually strives to enhance its existing business through the following:

     * Leverage Strong Competitive Position. The Company's position as a leading provider of material handling equipment has resulted in a substantial installed base of its products. The Company's close relationships with its distributors permit it to obtain customer information and product requirements in order to respond to and anticipate future needs of end-users of the Company's products, which the Company believes allows it to maintain its market leadership position. The repair and replacement of parts and complementary products for the Company's large installed base of products represents additional revenue growth potential. The Company believes that it can expand the market and customer base for new and acquired products by introducing these products through its existing distribution channels. In addition, the Company believes it can achieve product and marketing synergies by selling its products into the markets of acquired businesses.

     * Increase Productivity and Realize Cost Savings. In addition to developing and introducing new products, the Company focuses on improving the quality and reliability of its products and increasing manufacturing efficiency. Fourteen of the Company's existing manufacturing facilities and six of its distribution facilities have achieved ISO 9000 certification, and substantially all of the Company's remaining manufacturing and distribution facilities are in the process of obtaining such certification. The Company improves productivity by reducing cycle times, increasing employee involvement in production and investing in new, more efficient manufacturing processes, including computer-aided design capabilities. The Company has implemented EVA(R) to analyze the utilization of its assets and productivity in order to improve all aspects of the Company's operations, and to determine incentive-based compensation for its employees. Further, the Company believes additional cost savings can be realized through the continued integration of the operations of recent acquisitions with those of the Company. For example, through its increased critical mass, the Company has been able to achieve raw material purchasing efficiencies.

     INCREASE PENETRATION OF INTERNATIONAL MARKETS. The Company maintains a distributor network in approximately 50 countries and has manufacturing facilities in Canada, Mexico, Germany, Denmark, France and China. The Company intends to increase its international presence, with a primary focus on enhancing its existing presence in Europe and expanding its operations into the Pacific Rim, South America and Africa. The Company intends to accomplish this growth by strengthening its international distribution network and by making additional strategic acquisitions and alliances. The recent acquisition of Univeyor has provided the Company with another European operating location, and will enable the Company to market Univeyor's material handling systems expertise to the Company's customer base. The Company has increased its international net sales from approximately 12.9% ($16.6 million) of net sales in fiscal 1993 to approximately 21.1% ($107.5 million) of net sales for the year ended March 31, 1998.

     PURSUE SELECTIVE ACQUISITIONS. The Company intends to selectively pursue strategic acquisitions, joint ventures and alliances. Potential strategic combinations will be evaluated based on their ability to, among other things:
(i) complement existing businesses and further expand product lines; (ii) strengthen the Company's leadership position in the material handling and lifting industry; (iii) provide synergistic opportunities; (iv) enhance and broaden distribution channels; (v) increase the Company's international presence; and (vi) enhance shareholder value and be EVA(R) positive.

PRODUCTS AND SERVICES

     The Company primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use. The following table sets forth certain sales data for the Company's products, expressed as a percentage of net sales, for the periods presented:

                                                            FISCAL YEAR ENDED
                                                                 MARCH 31,
     PRODUCTS                                               1997       1998
     --------                                               ----       ----
     Hoists..........................................         57%       58%
     Chain...........................................         15        12
     Forged products.................................         15        11
     Industrial components...........................          5         8
     Circuit protection devices......................          2         4
     Scissor lifts...................................          2         3
     Manipulators....................................          2         2
     Tire shredders..................................          2         1
     Conveyors.......................................         --         1
                                                              --        --
                                                             100%      100%
                                                             ====      ====

     Hoists. The Company manufactures a variety of hand-operated hoists and lever tools, air-powered hoists, electric chain hoists, and electric wire rope hoists. Load capacities for the Company's hoist product lines range from less than one ton to 100 tons. These products are sold under its Budgit, Chester, CM, Coffing, Cyclone, Little Mule, Lodestar, Puller, Shaw-Box, Valustar, Yale and other recognized trademarks. The Company's hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental, health care and other emerging product markets. The Company also supplies hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

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

     The Company also manufactures carbon steel forged and stamped products, such as loadbinders, hooks, shackles and other securement devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

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

     Circuit Protection Devices. The Mechanical Products Division of Yale develops circuit protection devices for various aerospace and commercial applications. Circuit protection devices are sold to manufacturers of private, commercial and military aircraft, as well as NASA. In addition, they are also sold to OEMs, electrical distributors and outlets for power supplies for use in medical equipment, motor vehicles and other electrical components and equipment.

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

     Tire Shredders. The Company manufactures a line of tire shredders, capable of reducing tires of up to 48 inch diameter to 2 inch or 1 inch square chips. Tire shredding allows for a broad range of recovery and recycling functions, including the use of granulated rubber for chips in pavement and in waste management systems, and as fuel in boilers and cement kilns. Steel in belted tires also can be recovered and recycled, further reducing waste from disposal of worn tires. In addition, tire shredding reduces required landfill space.

     Conveyors. Commencing with its January 1998 acquisition of Univeyor, the Company designs, manufactures and installs automated material handling systems for a variety of industries including automotive, consumer products manufacturing and warehousing.

SALES AND MARKETING

     The Company supports its commercial and consumer sales through its sales forces and through independent manufacturing agents worldwide, including approximately 120 dedicated salespersons who sell hoists, chain, forged products, manipulators, lift-tables, rotary unions, actuators, jacks, circuit breakers and related material handling accessories. Consumer sales are supported through approximately 25 independent manufacturers representative companies. Commercial and consumer sales are further supported by over 100 Company-trained customer service correspondents and sales application engineers.

     The Company promotes its products by advertising in trade journals and by participating in more than 50 trade shows each year throughout the United States and abroad. Trade shows are central to promotion of the Company's products and, in certain cases, for actual sale of the Company's products, particularly to hardware retailers. Shows in which the Company participates range from global events held in Hanover, Germany, Cologne, Germany and Chicago, Illinois to local "markets" and "open houses" put on by individual hardware and industrial distributors. The Company also attends specialty shows for the entertainment, rental, safety, environmental recycling and health care markets, as well as general purpose industrial and consumer hardware shows. In fiscal 1998, the Company participated in trade shows in Canada, Mexico, Germany, England, Japan, Singapore, Malaysia, Greece, South Africa, China and Peru, as well as in the United States.

     The Company's communication program encompasses advertisements in leading trade journals as well as producing and distributing high quality information catalogs. On-site distributors and end-user training programs are held worldwide to promote and reinforce the attributes of the Company's products. The Company also has a Web site on the Internet (http://www.cmworks.com).

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

DISTRIBUTION AND MARKETS

     Commercial Distribution. In 1998, commercial sales of industrial products totaled approximately $484.0 million or 95% of total sales, as compared to approximately $332.7 million or 93% in 1997. Commercial distribution channels include industrial wholesale distributors, rigging shops, crane builders, catalog houses, material handling specialists, entertainment equipment riggers, service-after-sale distributors and other general and specialty distributors.

     General Distribution Channels:

     * Industrial distributors sell a variety of products for maintenance, repair, operation and production ("MROP") applications through their own direct sales force.

     * Rigging shops are distributors who are experts in the rigging, lifting, positioning and load securement areas of material handling. Most rigging shops manufacture and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

     * Crane builders design, build and install overhead crane and light-rail systems for general industry and sell a wide variety of hoists and lifting attachments.

     Specialty Distribution Channels:

     * Catalog houses market a variety of MROP supplies and material handling products either exclusively through large, nationally distributed catalogs, or through a combination of catalog sales and a field sales force. The customer base of catalog houses, which traditionally included smaller industrial companies and consumers, has expanded to include large industrial accounts and integrated suppliers.

     *    Material   handling    specialists   design   and   assemble   systems
          incorporating hoists, overhead rail systems, trolleys, lift tables, manipulators, air balancers, jib arms and other products.

     * Entertainment equipment riggers design, supply and install a variety of material handling equipment for concerts, theaters, ice shows, sports arenas, convention centers and discos.

     Service-After-Sale Distribution Channel:

     * Service-after-sale distributors include over 100 hoist master parts depots, 11 chain repair service stations and over 300 hoist and other product service and repair stations. This service network is designed for easy parts and service access for the Company's large installed base of hoists and related equipment in North America.

     Other Sales Channels:

     * Original equipment manufacturers supply various component parts to other industrial manufacturers as well as private branding and packaging of traditional Company products for material handling and lifting. Sales in this area have grown with the addition of the Mechanical Products Division of Yale, which manufactures industrial and commercial circuit breakers, and with the Duff-Norton Division of Yale, which manufactures rotary unions and actuators.

     * Government sales are sold directly by the Company and have expanded with the acquisition of Lister, which manufactures anchor, buoy and mooring chain for the United States and Canadian Navies and Coast Guards.

     Consumer Distribution. The Company's consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand-powered hoists, were approximately $26.8 million or 5% of total sales in 1998 and approximately $26.7 million or 7% in 1997. Distribution of these products is primarily comprised of five channels: two-step wholesale hardware distribution (such as Distribution America and Ace Hardware); one-step distribution (such as Fastenal and Canadian Tire); trucking and transportation distributors (such as U-Haul and Fruehauf); farm hardware distributors (such as J. I. Case and Tractor Supply Company); and rental outlets.

CUSTOMER SERVICE AND TRAINING

     The Company maintains well-trained customer service departments for all of its sales divisions, and regularly schedules product and service training schools for all customer service representatives and field sales forces. In addition, training schools for distribution, service stations, and end-users are held on a regular basis at most of the Company's facilities, as well as in the field. The Company has more than 300 service stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending various training schools maintained by the Company include representatives of General Motors, DuPont, 3M, GTE, Cummins Engine, General Electric and many other large industrial manufacturers.

     The Company also provides a variety of collateral material in video, cassette, CD-ROM, slide and literature format addressing such relevant material handling topics as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety.

     The Company also sponsors eight separate advisory boards made up of representatives of its primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable the Company and its primary distributors to exchange product and market information relevant to industry trends.

RECENT ACQUISITIONS

   LICO Acquisition.

     On March 31, 1998, the Company acquired all of the outstanding capital stock of LICO for $155.0 million in cash, adjusted for outstanding borrowings at closing. Founded in 1981 in Kansas City, Missouri, LICO is a leading designer, manufacturer and installer of custom conveyers and material handling systems primarily for the automotive industry and, to a lesser extent, the steel, construction and other industrial markets.

     The Company believes that the LICO Acquisition will complement its recent acquisition of Univeyor and further strengthen its position as a leader in providing project design, management and implementation of automated material handling systems, and will provide the Company with an established platform for increasing sales of its products to the automotive and industrial manufacturing markets.

     LICO  provides  custom  conveyor  and  material  handling  systems  for its customers  as either a prime  contractor  with  turnkey  responsibility  for its systems, or as a supplier working closely with the customer's general contractor. LICO concentrates its sales efforts on engineer-to-engineer interactions. The typical LICO product cycle begins with an initial consultation between the customer and a LICO engineer or project manager. After the project parameters have been defined, LICO prepares an estimate and submits a formal bid to complete the project.

     LICO recognizes revenues from its projects on a percentage of completion basis. LICO is paid by its customers typically on a progress payment basis upon achieving certain milestones as specified in the contracts. If a project is terminated prior to completion, LICO is contractually entitled to recover its costs plus a profit for work performed. Historically, very few of the projects undertaken by LICO have been terminated.

     To ensure that its bidding estimation process is accurate and that its products and systems satisfy customer expectations, LICO maintains an active staff of approximately 130 in-house and contract engineers with backgrounds and degrees in electrical, structural and mechanical engineering and systems analysis. Many of LICO's designed systems are proprietary in nature or contain parts unique to LICO's material handling systems thereby providing it with a significant competitive advantage. LICO places significant emphasis on the development of new technology and products, and its designed systems often include overhead power and free conveyors, inverted power and free conveyors, electrified monorail systems and robotic indexing systems and automatic body transfer systems.

     LICO's customers have aggressively implemented programs to consolidate their material handling system suppliers, relying on fewer qualified companies to bid on and provide these systems. In addition these customers are requiring qualified suppliers to be able to complete increasingly larger projects. LICO has become a leading provider of custom conveyors and material handling systems to many of its customers, including its two largest customers, General Motors and Ford, which represented approximately 58% and 24%, respectively, of LICO's sales for the twelve months ended March 31, 1998. In recognition of its quality service and products, LICO has received several awards from some of its customers. The automotive manufacturers are an attractive market for LICO's products and systems, given: (i) the trend by these customers to shorten new model life cycles and emphasize rapid plant change-overs; (ii) the coordination of customer demand with manufacturing capacity which requires flexible assembly operations; and (iii) the expanding international auto manufacturing market. The consolidation of material handling system suppliers coupled with the favorable trends impacting the implementation of automated material handling systems by the automotive manufacturers and other industrial manufacturers, as well as LICO's preferred provider status for many of these customers, has resulted in LICO enjoying increased market shares in its respective markets and has generated significant increases in LICO's backlog. As of March 31, 1998, LICO's total backlog was $136.3 million, an increase of $44.1 million from its backlog as of March 31, 1997. LICO's backlog has generally been recognized as revenue over the next 12 to 18 months.

     The following table sets forth certain information for LICO for the fiscal periods indicated.

                                                                 SIX MONTHS
                              YEAR ENDED SEPTEMBER 30,         ENDED MARCH 31,
                         ------------------------------       ------------------
                           1995      1996      1997               1997     1998
                           ----      ----      ----               ----     ----
                                             (DOLLARS IN THOUSANDS)
Revenues..............  $84,137   $129,733  $126,551            $58,609  $97,931
Operating income......    2,811      3,317     6,919              2,442    7,626
Net income............    1,799      2,061     3,817              1,273    4,649

   Acquisitions since November 1995.

     Since November 1995 in addition to LICO, the Company has acquired four operations:

     *In January 1998, the Company acquired Univeyor, which is engaged in the design and manufacture of automated material handling systems, for approximately $15.0 million plus assumed liabilities. This transaction enabled the Company, which previously has designed solutions only for individual workstations, to offer automated material handling systems, predominantly using powered roller conveyors, for the entire workplace. For its latest fiscal year ended June 30, 1997, Univeyor had sales of approximately $24.8 million.

     *In December 1996, the Company  acquired  Lister,  a manufacturer of cement kiln, anchor and buoy chain and mining bolts, for approximately $7.0 million. This transaction complemented the Company's line of chain products and provided the Company with access to new markets, particularly in the international marketplace. Lister's sales for its latest fiscal year ended December 31, 1996 were approximately $11.6 million.

     *In October 1996, the Company acquired the majority of the outstanding common equity of Yale, a manufacturer of a variety of lifting and positioning products, including hoists and scissor lifts, industrial components such as actuators, jacks and rotary unions and circuit protection devices, for approximately $270.0 million through a cash tender offer. In January 1997, the Company acquired the remaining common equity of Yale and effected a merger. This acquisition further complemented the Company's product line and also provided the Company with international operations and distribution facilities in Europe, South Africa and China. For its latest fiscal year ended June 30, 1996, Yale generated sales of approximately $187.0 million.

     *In November  1995, the Company  acquired  Lift-Tech,  a  manufacturer  and distributor of hoists and crane components, including wire rope and air-powered hoists, for approximately $63.0 million. Lift-Tech's products complemented the Company's existing hoist product lines, thereby enabling the Company to offer a broader product line to the marketplace. Lift-Tech's sales for its latest fiscal year ended March 31, 1995 were approximately $64.4 million.


   Acquisitions prior to November 1995.

     Between February 1994 and October 1995 the Company also acquired (i) the remaining 51% equity interest in Endor, a Mexican manufacturer of hoists, for approximately $2.0 million, (ii) certain assets of Cady Lifters, Inc., a manufacturer of "below the hook" lifters, for approximately $0.8 million, (iii) the assets of the Conco Division of McGill Industries, Inc., a manufacturer of manipulators, for approximately $0.8 million and (iv) the assets of Durbin-Durco, Inc., a manufacturer of load securement equipment and attachments, for approximately $2.4 million.

COMPETITION

     The markets in which the Company operates are highly competitive and the Company faces competition from a number of different manufacturers in each of its product areas and geographic markets, domestic and foreign. The Company competes in the sale of hoists with Demag, Kito-Harrington, Ingersoll-Rand and Morris Material Handling; in chain with Campbell, Peerless Chain Company and American Chain and Cable Company; in forged products with the Crosby Group, Chicago Hardware and Cooper; and in actuators and rotary unions with Deublin and Joyce-Dayton. The principal competitive factors affecting the market for the Company's products include performance, functionality, price, brand recognition, customer service and support and product availability. Some of the Company's competitors have greater financial and other resources than the Company.

EMPLOYEES

     At March 31, 1998, the Company had approximately 4,100 employees, 3,440 in the United States, 215 in Canada, 120 in Mexico and 325 in Europe. Approximately 1,460 of the Company's employees are represented under twelve separate collective bargaining agreements which terminate at various times between August 22, 1998 and April 30, 2003. A collective bargaining agreement covering approximately 130 employees at the Company's Cedar Rapids, Iowa facility expires on August 22, 1998.

     During the past five years, the only interruptions or curtailments of the Company's business due to labor disputes was a 29-day work stoppage at the Cobourg, Ontario plant in fiscal 1994, and a five-day work stoppage at a Yale plant in Charlotte, North Carolina in fiscal 1997. The Company believes that its relationship with its employees is good. In support of this relationship, the Company has maintained an Employee Stock Ownership Plan since 1988 and also uses incentive-based compensation programs that are linked to the Company's profitability and increase in shareholder value.

BACKLOG

     The Company's backlog of orders at March 31, 1998 was approximately $198.2 million compared to approximately $58.9 million at March 31, 1997. The March 31, 1998 amount includes $136.3 million of LICO backlog. The Company's orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. Revenues from the Company's contracts for automated systems are generally recognized within 12 to 18 months. The Company does not believe that the amount of its backlog orders is a reliable indication of its future sales.


RAW MATERIALS AND COMPONENTS

     The principal raw materials used by the Company are structural steel and processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel which are available from multiple sources. The Company purchases these various forms of steel from a number of suppliers under long-term agreements which are negotiated on a company-wide basis to take advantage of volume discounts. Although the steel industry is cyclical and steel prices can be volatile, the Company has not been significantly impacted in recent years by increases in steel prices.

     The Company also purchases components such as motors, bearings and gear housings and castings. These components are generally available from several suppliers.

     The Company estimates that its total materials cost, including steel products and components, represented approximately 32% of net sales in fiscal 1998. The Company generally seeks to pass on materials price increases to its customers, although a lag period often exists. The Company's ability to pass on these increases is determined by competitive conditions.


ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

     Like many manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all facilities owned or leased by the Company shall, and all employees of the Company have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards. The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures that would result in a material adverse effect on the Company's results of operations or financial condition and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 1999.

     Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate sites that are contaminated by hazardous substances. These laws apply to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. The Company has recently been involved in eight administrative enforcement proceedings in connection with the remediation of certain facilities, two of which it owns and operates and six of which it neither owns nor operates but with regard to which it has been identified as one of several potentially responsible parties ("PRPs"). The Company has been and is cooperating with the regulatory authorities in connection with these environmental proceedings. From the perspective of the Company, with the exception of the two environmental administrative proceedings discussed below, these matters have been, and are expected to continue to be, minor matters not requiring substantial effort or expenditure on the part of the Company.

     The first environmental administrative proceeding is one in which the Company has been identified by the New York State Department of Environmental Conservation ("NYSDEC"), along with other companies, as a PRP at the Frontier Chemical Site in Pendleton, New York ("Pendleton Site"), a site listed on NYSDEC's Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. The Company sent waste pickling liquor generated at its facility in Tonawanda, New York to the Pendleton Site during the period from approximately 1969 to 1977, and the Company is participating with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. As a result of a negotiated cost allocation among the participating PRPs, the Company has paid its pro rata share of the remediation costs and accrued its share of the ongoing operations and maintenance costs. As of March 31, 1998, the Company has paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. If any of the currently nonparticipating parties identified by the participating PRPs pay their pro rata shares of the remediation costs, then the Company's share of total site remediation costs will decrease. Settlements have been reached with 39 of the 113 defendants in the cost recovery action, and additional settlements are expected in the future. However, the Company has not yet received payment in connection with such settlements. The Company also has entered into a settlement agreement with one of its insurance carriers in the amount of approximately $734,130 in connection with the Pendleton Site and has received payment in full of the settlement amount.

     The second environmental administrative proceeding involves Mechanical Products, Inc., a subsidiary of Yale ("MPI"). In 1987, MPI discovered that groundwater and certain soils at and near its Jackson, Michigan plant contained certain organic chemical compounds in concentrations above those permitted by applicable law. MPI conducted an extensive investigation of the site and entered into an Administrative Order by Consent with the State of Michigan Department of Natural Resources which provides for further investigation and the development and implementation of a plan for remedial action. Since 1991, MPI has been engaged in efforts to investigate and remediate the impacted areas. As of March 31, 1998, the Company has paid approximately $3.4 million in remediation and ongoing operations and maintenance costs associated with this site.

     For all of the currently known environmental matters, the Company has accrued a total of approximately $4.9 million as of March 31, 1998, which, in the opinion of the Company's management, is sufficient to deal with such matters. Further, the Company's management believes that the environmental matters known to, or anticipated by, the Company should not, individually or in the aggregate, have a material adverse effect on the Company's cash flow, results of operations or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on the Company.

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

ITEM 2.   PROPERTIES.

The Company  maintains  its  corporate  headquarters  in  Amherst,  New York and
conducts  its  principal   manufacturing  and  distribution  operations  at  the
following facilities:

LOCATION                         UTILIZATION                                        SQUARE FOOTAGE      OWNED OR LEASED
--------                        -------------                                      ----------------     ---------------
UNITED STATES:
Amherst, NY...................  Headquarters                                       52,000(1)            Leased(2)
Muskegon, MI..................  Hoist manufacturing                                500,000              Owned
Forrest City, AR..............  Hoist manufacturing                                257,000              Leased
Charlotte, NC.................  Industrial component manufacturing                 250,000              Leased
Tonawanda, NY.................  Patient lifter, manipulator and forged product     187,630(3)           Owned
Wadesboro, NC.................  Hoist manufacturing                                180,000              Owned
Lexington, TN.................  Chain manufacturing                                153,230              Owned
Cedar Rapids, IA..............  Forging                                            100,000              Owned
Reform, AL....................  Stamping factory                                   99,760               Owned
Damascus, VA..................  Hoist manufacturing                                87,400               Owned
Abingdon, VA..................  Hoist manufacturing                                87,000               Owned
Chattanooga, TN...............  Forging                                            77,000               Owned
Greensburg, IN................  Scissor lift manufacturing                         60,000               Owned
Jackson, MI...................  Circuit device manufacturing                       53,000               Owned
Hollywood, MD.................  Circuit device manufacturing                       53,000               Owned
Laurens, IA...................  Manipulator manufacturing                          50,350               Owned
Lisbon, OH....................  Hoist manufacturing                                37,000               Owned
Kansas City, MO...............  Conveyor project administration                    33,325               Owned
Chattanooga, TN...............  Forging                                            33,000               Owned
Kansas City, MO...............  Conveyor project design, management
                                and manufacturing                                  27,630               Owned
Kansas City, MO...............  Construction management                            25,000               Leased
Sarasota, FL..................  Tire shredder manufacturing                        24,954               Owned
Kansas City, MO...............  Conveyor manufacturing                             22,000               Leased
Kansas City, MO...............  Conveyor project design, management and
                                manufacturing                                      20,520               Owned
Kansas City, KS...............  Conveyor manufacturing                             17,000               Leased
Blaine, WA....................  Chain manufacturing                                15,800               Owned
Romeoville, IL................  Chain warehouse                                    12,800               Leased
Ontario, CA...................  Chain warehouse                                    12,600               Leased
Woodland, CA..................  Hoist warehouse                                    12,000               Leased
Raytown, MO...................  Conveyor manufacturing                             9,500                Leased
Brighton, MI..................  Engineering                                        8,400                Leased
Houston, TX...................  Chain warehouse                                    7,800                Leased
Milwaukie, OR.................  Warehouse                                          7,500                Leased
Atlanta, GA...................  Chain warehouse                                    6,679                Leased
Seattle, WA...................  Chain warehouse                                    Space as needed      Leased

INTERNATIONAL:
Cobourg, Ontario, Canada......  Chain and hoist manufacturing                      125,016              Owned
Santiago, Tianguistenco,
   Mexico.....................  Hoist manufacturing                                85,000               Owned
Arden, Denmark................  Project design and conveyor manufacturing          70,500               Owned
Richmond, British
   Columbia, Canada...........  Chain manufacturing                                56,000               Owned
Velbert, Germany..............  Hoist manufacturing                                54,000               Leased
Hangzhou, China...............  Metal fabrication and textile manufacturing        37,000               Leased
Hangzhou, China...............  Textile strapping manufacturing                    20,000               Leased
Arden, Denmark................  Project construction                               19,500               Leased
Hobro, Denmark................  Electronic control design and manufacturing        15,000               Owned
Vierzon, France...............  Hoist manufacturing                                14,000               Leased
Cambridge, Ontario,
   Canada.....................  Warehouse                                          11,200               Leased
Edmonton, Alberta,
   Canada.....................  Distribution center                                3,150                Leased
Rotterdam, Netherlands........  Distribution center                                Space as needed      Leased

                                           (footnotes on following page)



(1) Approximately 26,000 square feet of the building is sublet through June 30, 2003.
(2) Title to the property is vested in the Town of Amherst Industrial Development Agency pursuant to an Industrial Development Bond transaction. The Company has the right and obligation to purchase the property at the expiration of the lease term for $1.00.
(3) Approximately 15,000 square feet of this facility is subject to leases which expire at various times through 2001.

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

     On November 18, 1996, an action entitled Milliken & Company vs. Duff-Norton Company, Inc. and Industrial Distribution Group, Inc. d/b/a Dixie Industrial Supply Company was commenced in the Superior Court of Troup County, Georgia. In its complaint in this action, the plaintiff alleges that a rotary union coupler manufactured by a subsidiary of Yale failed, causing a fire resulting in alleged damages to the plaintiff's carpet manufacturing facility and equipment in excess of $500 million. This action has been turned over to the Company's insurer and is in the early stages of discovery. The Company's insurance coverage applicable to this matter is limited to $100 million plus the costs and expenses of defending the action.

     The Company has denied all of the material allegations contained in the complaint and has asserted certain affirmative defenses and counterclaims. Based upon the advice of its counsel, the Company believes it has meritorious defenses to the causes of action specified in the complaint and intends to vigorously defend this action. Further, the Company believes that its potential liability, if any, arising out of this action will be within the limits of its insurance coverage. However, there can be no assurance as to the outcome of this litigation.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                                       PART II

ITEM 5.           MARKET FOR THE COMPANY'S  COMMON STOCK AND RELATED  SECURITY
                  HOLDER MATTERS.

     The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the trading symbol "CMCO". The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the Company's Common Stock as reported by NASDAQ.


                               FISCAL 1998                 FISCAL 1997
                            HIGH         LOW            HIGH         LOW
                            ----         ---            ----         ---
     1st Quarter            19           17             16 3/4       15 1/4
     2nd Quarter            26 1/4       18 5/8         15 5/8       13 7/8
     3rd Quarter            26 1/2       22 1/2         16 5/8       14 1/4
     4th Quarter            27 7/8       22 3/16        18 3/8       15 1/4

     As of March 31, 1997, there were 155 holders of record of the Company's Common Stock. Approximately 2,000 additional shareholders hold shares of the Company's Common Stock in "street name".

     The Company declared total cash dividends of $.28 per share in fiscal 1998 and $.27 per share in fiscal 1997.

ITEM 6.           SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years in the period ended March 31, 1998. This information includes (i) the results of operations of Lift-Tech since its acquisition on November 1, 1995, (ii) the results of operations of Yale since its acquisition on October 17, 1996, (iii) the results of operations of Lister since its acquisition on December 19, 1996 and (iv) the results of operations of Univeyor since its acquisition on January 8, 1998. This table should be read in conjunction with the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein. Refer to the "Description of Business and Business Acquisitions" note to the Consolidated Financial Statements regarding the unaudited pro forma information presented which reflects the LICO, Univeyor, Yale and Lister acquisitions and related borrowings and also the private placement of senior subordinated notes, as if they occurred on April 1, 1996, which is the beginning of fiscal 1997.

                                                                           FISCAL YEARS ENDED MARCH 31,
                                                                1994       1995       1996        1997          1998
                                                                ----       ----       ----        ----          ----
                                                                                (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales....................................................   $142,313   $172,330   $209,837    $359,424      $510,731
Cost of products sold........................................    103,527    124,492    149,511     251,987       363,117
                                                                --------   --------   --------    --------      --------
Gross profit.................................................     38,786     47,838     60,326     107,437       147,614
Selling expenses.............................................     13,828     15,915     19,120      32,550        45,181
General and administrative expenses..........................     10,105     11,449     13,941      24,636        24,342
Amortization of intangibles..................................        378        600        791       5,197        10,201
Other charges................................................      2,055      1,598        672          --            --
                                                                  ------     ------       ----         ---           ---
Income from operations.......................................     12,420     18,276     25,802      45,054        67,890
Interest and debt expense....................................      2,126      2,352      5,292      11,930        23,975
Interest and other income....................................        371        472      1,134       1,168         1,940
                                                                    ----       ----     ------      ------         -----
Income before income taxes, minority interest, extraordinary
charge, and cumulative effect of accounting change...........     10,665     16,396     21,644      34,292        45,855
Income tax expense...........................................      4,637      5,892      8,657      15,617        22,434
Minority interest............................................         --         --         --        (323)           --
Extraordinary charge for early debt extinguishment...........         --         --         --      (3,198)       (4,520)
Cumulative effect of accounting change.......................      1,001         --         --          --            --
                                                                  ------        ---        ---         ---           ---
Net income...................................................    $ 7,029   $ 10,504  $  12,987   $  15,154     $  18,901
                                                                 =======   ========  =========   =========     =========
Earnings per share data, both basic and diluted(1):
     Income before extraordinary charge and cumulative
        effect of accounting change..........................    $  0.85   $   1.48  $    1.69   $    1.39     $    1.75
     Net income..............................................       0.99       1.48       1.69        1.15          1.41
Cash dividend per common share(1) ...........................       0.18       0.21       0.24        0.27          0.28

PRO FORMA STATEMENT OF INCOME DATA:
Net sales....................................................                                    $ 627,107     $ 693,269
Income from operations.......................................                                       55,340        80,673
Income before extraordinary charge...........................                                        7,035        23,508
Net income...................................................                                        3,837        18,988
Earnings per share data, both basic and diluted(1):
     Income before extraordinary charge......................                                         0.53          1.75
     Net income..............................................                                         0.29          1.41

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets.................................................   $ 93,378   $ 97,822  $ 188,734   $ 548,245      $763,748
Total long-term debt (including current maturities)..........     20,222     22,587      9,744     286,288       448,312
Total liabilities............................................     60,914     56,972     51,112     398,089       597,226
Total shareholders' equity...................................     32,464     40,850    137,622     150,156       166,522

(1) Reflects a 17 to 1 stock split of the common stock effected on February 15, 1996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

     Excluding the recent acquisitions of LICO and Univeyor on March 31, 1998 and January 7, 1998, respectively, the Company's products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers and other end-users. Commercial distribution channels include general distributors, specialty distributors, service-after-sale distributors and OEMs. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Company products are also sold to OEMs, and to the U.S. and Canadian governments. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. LICO and Univeyor sales are made primarily to end-users. LICO's sales are concentrated in the domestic automotive industry and, to a lesser extent, the steel, construction and other industrial markets. Univeyor's sales are made to automotive, consumer products manufacturing, warehousing and other industrial markets, primarily in Europe.

     This section should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented:

                                                    FISCAL YEARS ENDED MARCH 31,
                                                     1998        1997       1996
                                                     ----        ----       ----
Commercial sales..............................        94.8%      92.6%     87.8%
Consumer sales................................         5.2        7.4      12.2
                                                       ---       ----      ----

Net sales.....................................       100.0      100.0     100.0
Cost of products sold.........................        71.1       70.1      71.3
                                                       ---       ----      ----

Gross profit..................................        28.9       29.9      28.7
Selling expenses..............................         8.8        9.1       9.1
General and administrative expenses...........         4.8        6.9       6.6
Amortization of intangibles...................         2.0        1.4       0.4
Other charges.................................         0.0        0.0       0.3
                                                       ---       ----      ----

Income from operations........................        13.3       12.5      12.3
Interest and debt expense.....................         4.7        3.3       2.5
Interest and other income.....................         0.4        0.3       0.5
                                                       ---       ----      ----

Income before income taxes, minority
  interest and extraordinary charge...........         9.0        9.5      10.3
Income tax expense............................         4.4        4.3       4.1
                                                       ---       ----      ----

Income before minority interest and
  extraordinary charge........................         4.6%       5.2%      6.2%
                                                       ====       ====      ====

   Fiscal Years Ended March 31, 1998, 1997, and 1996

      Sales growth during the periods was primarily due to the October 1996 Yale acquisition and the November 1995 Lift-Tech acquisition as well as increased volume in nearly all distribution channels. Sales in 1998 of $510,731,000 increased  $151,307,000  or 42.1% over 1997,  and sales in 1997 of  $359,424,000 increased $149,587,000 or 71.3% over 1996. The 1998 sales include $204.5 million of Yale sales and $86.0 million of Lift-Tech sales; 1997 sales include $88.3 million of Yale sales and $81.5 million of Lift-Tech sales; 1996 sales include $29.6 million of Lift-Tech sales. In addition, during these periods the Company introduced list price increases of approximately 4% between November and January of each year affecting many of its hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channels were as follows, in thousands of dollars and with percentage changes for each market group:

                                                                                CHANGE                CHANGE
                                      FISCAL YEARS ENDED MARCH 31,           1998 VS 1997           1997 VS 1996
                                  -----------------------------------    ------------------       ------------------
                                  1998         1997           1996       AMOUNT           %       AMOUNT        %
                                  ----         ----           ----       ------           -       ------        -
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)

Commercial sales
     Domestic...............     $378,107      $267,426      $152,245    $110,681        41.4     $115,181     75.7
     International..........      105,862        65,302        31,995      40,560        62.1       33,307    104.1
                                  -------       -------       -------     -------       -----      -------    -----
                                  483,969       332,728       184,240     151,241        45.5      148,488     80.6
Consumer sales
     Domestic...............       25,086        24,022        23,282       1,064         4.4          740      3.2
     International..........        1,676         2,674         2,315        (998)      (37.3)         359     15.5
                                  -------       -------       -------     -------       -----      -------    -----
                                   26,762        26,696        25,597          66         0.2        1,099      4.3
                                  -------       -------       -------     -------       -----      -------    -----
Consolidated net sales......     $510,731      $359,424      $209,837    $151,307        42.1     $149,587     71.3
                                 ========      ========      ========    ========        ====     ========    =====


     The 41.4% growth in domestic commercial sales and the 62.1% growth in international commercial sales in 1998 resulted primarily from the inclusion of Yale and Lister for the full year, and the addition of Univeyor in January 1998. These acquisitions contributed to the general distribution, specialty distribution, service-after-sale and OEM distribution channels. In addition to the effects of acquisitions, the Company also experienced increased sales volume through all of its commercial distribution channels due to continued demand in the marketplace, except for the waste management sector. The only other market channel experiencing softness in fiscal 1998 was the international consumer channel due to a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share.

     The 75.7% growth in domestic commercial sales in 1997 resulted almost entirely from the Yale and Lift-Tech acquisitions. The Company also experienced increased sales volume primarily in the specialty distributors marketing channel. The 104.1% growth in international commercial sales in 1997 resulted almost entirely from the addition of the European operations of Yale, and also from the Company's existing Canadian operations. Consumer sales in fiscal 1997 were strongest in the Company's Canadian markets.

     The Company's gross profit margins were approximately 28.9%, 29.9% and 28.7% for 1998, 1997 and 1996, respectively. The decrease in gross profit margin in fiscal 1998 resulted from a change in the classification of approximately $7.6 million of costs into cost of products sold which previously had been classified as general and administrative expenses. This change was made for intracorporate consistency and had a minimal effect on income from operations. After isolating the effect of that classification change, the 1998 gross profit margin increased by .5% compared to 1997; 1997 increased by 1.2% over 1996. The increase in gross profit margin in each of the periods resulted from the effects of the Company's cost control efforts, integration of acquisitions and the economies of scale resulting from increasing production levels.

     Selling  expenses were  $45,181,000,  $32,550,000 and $19,120,000 in fiscal
1998, 1997, and 1996, respectively. The 1998 expenses included the full year of Yale activity; 1997 expenses were impacted by the addition of Yale and the full year of Lift-Tech activity. As a percentage of consolidated net sales, selling expenses were 8.8%, 9.1% and 9.1% in fiscal 1998, 1997 and 1996, respectively. Sales per employee increased to $168,600 in fiscal 1998 from $126,100 in fiscal 1996.

     General and administrative expenses were $24,342,000, $24,636,000 and $13,941,000 in fiscal 1998, 1997 and 1996, respectively. The 1998 expenses included the full year of Yale activity; 1997 expenses were impacted by the addition of Yale and the full year of Lift-Tech activity. As a percentage of consolidated net sales, general and administrative expenses were 4.8%, 6.9% and 6.6% in fiscal 1998, 1997 and 1996, respectively. As noted above, the improved percentage in fiscal 1998 was due primarily to a change that reclassified approximately $7.6 million of expenses previously classified as general and administrative into cost of products sold for intracorporate consistency. The improved percentage also resulted from the fixed nature of costs in relation to the increased sales and integration of acquisitions.

     Amortization of intangibles was $10,201,000, $5,197,000 and $791,000 in fiscal 1998, 1997 and 1996, respectively. Fiscal 1998 included a full year of goodwill amortization resulting from the Yale acquisition; fiscal 1997 included a partial year of Yale and a full year of goodwill amortization resulting from the Lift-Tech acquisition; fiscal 1996 included a partial year of Lift-Tech.

     Environmental remediation costs were $672,000 in fiscal 1996, and resulted primarily from the Pendleton, New York site remediation, construction of which is complete.

     Interest and debt expense was  $23,975,000,  $11,930,000  and $5,292,000 in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 and 1997 increases were primarily due to the financing required to complete the Yale acquisition, reflecting a full year in 1998. As a percentage of consolidated net sales, interest and debt expense was 4.7%, 3.3% and 2.5% in fiscal 1998, 1997 and 1996, respectively.

     Interest and other income was  $1,940,000,  $1,168,000  and  $1,134,000  in fiscal 1998, 1997 and 1996, respectively. The 1998 and 1997 improvements reflect increases in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims.

     Income taxes as a percentage of pre-tax accounting income were 48.9%, 45.5% and 40.0% in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 and 1997 percentages reflect the effect of non-deductible goodwill amortization resulting from the Yale and Lift-Tech acquisitions.

     In fiscal 1997, the minority interest share of Yale earnings of $323,000 resulted from the fact that the Company acquired 72% of the outstanding Yale shares on a fully diluted basis in October 1996 and the remainder in January 1997.

     As a result of the above, income before extraordinary charges increased $5,069,000 or 27.6% in 1998 and $5,365,000 or 41.3% in 1997. This is based on income before extraordinary charges of $23,421,000, $18,352,000 and $12,987,000 or 4.6%, 5.1% and 6.2% as a percentage of consolidated net sales in fiscal 1998, 1997 and 1996, respectively.

     In fiscal 1998, the extraordinary charge for early debt extinguishment of $4,520,000 resulted from the non-cash write-off of unamortized deferred financing costs upon refinancing of the Company's bank debt effective March 31, 1998. The charge is net of $3,012,000 of tax benefit. In 1997, the extraordinary charge for early debt extinguishment of $3,198,000 resulted from the tender in December 1996 for 11.5% acquired Yale notes. The charge consisted of redemption premiums, costs to exercise the tender offer, and write-off of previously incurred deferred financing costs, and was net of $2,133,000 of tax benefit.

     Net income, therefore, increased $3,747,000 or 24.7% in 1998 and $2,167,000 or 16.7% in 1997. This is based on net income of $18,901,000, $15,154,000 and
$12,987,000 in fiscal 1998, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 1998, the Company acquired all of the outstanding stock of LICO for approximately $155 million of cash, which was financed by proceeds from the Company's new revolving credit facility and a private placement of senior subordinated notes, both of which also closed effective March 31, 1998. The Company's previously existing Term Loan A, Term Loan B and revolving credit facility were repaid and retired on March 31, 1998.

     On January 7, 1998, the Company acquired all of the outstanding stock of Univeyor for approximately $15 million of cash financed by the Company's revolving credit facility, plus the assumption of certain debt.

     The new 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $240 million was outstanding at March 31, 1998. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 125 basis points at March 31, 1998. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables and subsidiary stock (limited to 65% for foreign subsidiaries). To manage its exposure to interest rate fluctuations, the Company has interest rate swaps and caps.

     The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199,468,000, net of original issue discount of $532,000 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1,902,000 of proceeds from rate hedging in advance of the
placement.   Provisions  of  the  8  1/2%  Notes  include,  without  limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined). On or after April 1, 2003, they are redeemable at prices declining annually from 108.5% to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes at a redemption price of 108.5% with the proceeds of equity offerings, subject to certain restrictions. In the event of a Change of Control (as defined), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are not subject to any sinking fund requirements.

     The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

     Net cash provided by operating activities increased to $40,217,000 in fiscal 1998 from $28,886,000 in 1997 and $18,338,000 in 1996. The $11,331,000
increase in net cash provided by operating activities in fiscal 1998 resulted primarily from increased net income of $3,747,000, increased depreciation and amortization of $7,804,000, reduced deferred tax expense of $4,818,000 and a smaller increase in net operating assets than fiscal 1997. The $10,548,000 increase in net cash provided by operating activities in fiscal 1997 resulted primarily from increased depreciation and amortization of $6,057,000, increased deferred income tax expense of $3,920,000 and an extraordinary charge for early debt extinguishment of $3,198,000. Operating assets net of liabilities increased $2,291,000, $5,905,000 and $1,027,000 in fiscal 1998, 1997 and 1996, respectively.

     Net cash used in investing activities was $176,494,000 in fiscal 1998 compared to $215,851,000 in 1997 and $73,721,000 in 1996. The 1998 amount includes the acquisitions of LICO and Univeyor for $168,051,000, net of cash acquired; it is reduced by $4,575,000 of proceeds from the sale of non-operating assets acquired with Yale in fiscal 1997. The net cash used in investing activities in fiscal 1997 includes $196,113,000 and $7,464,000 for the Yale and Lister acquisitions, respectively, net of cash acquired. The 1996 amount includes $64,927,000 for the acquisition of Lift-Tech, net of cash acquired.


CAPITAL EXPENDITURES

     In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations.
Consolidated capital expenditures for fiscal 1998, 1997 and 1996 were $10,501,000, $9,392,000 and $6,988,000, respectively, excluding those capital assets acquired in conjunction with business acquisitions.


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


YEAR 2000 CONVERSIONS

     The Company continues to move forward with its Year 2000 readiness project. This project is addressing all components of its information technology infrastructure. Currently, corporate-wide assessment is underway with specific areas already complete. The assessment of Year 2000 on the Company's customized business information system has been completed with modifications and enhancements underway. The Company does not believe that the costs associated with these modifications and enhancements will be material.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which the Company will adopt for the year ended March 31, 1999. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. This includes unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which currently are reported in shareholders' equity, and will be included and disclosed in total comprehensive income upon adoption of the Statement. The impact of compliance with this Statement will not impact financial position, net income or cash flows.

     The FASB also issued FAS Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which the Company will adopt for the year ended March 31, 1999. Statement No. 131 superseded FAS Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 established new standards for determining segment criteria and annual and interim reporting of that data. It also established new disclosures about products, geographic areas and major customers. Currently, the Company reports one operating segment under Statement No. 14 and, while the impact of compliance with Statement No. 131 has not yet been determined, the Company expects to report at least two segments upon its adoption.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBUS MCKINNON CORPORATION

Audited Consolidated Financial Statements as of March 31, 1998:
     Report of Independent Auditors............................        F-2
     Consolidated Balance Sheets...............................        F-3
     Consolidated Statements of Income.........................        F-4
     Consolidated Statements of Shareholders' Equity...........        F-5
     Consolidated Statements of Cash Flows.....................        F-6
     Notes to Consolidated Financial Statements................        F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Columbus McKinnon Corporation

     We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /S/ ERNST & YOUNG LLP

Buffalo, New York
May 15, 1998


                                           COLUMBUS MCKINNON CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                          MARCH 31,
                                                                                                     1998           1997
                                                                                                     ----           ----
                                                                                                        (IN THOUSANDS)
                                           ASSETS
Current assets:
     Cash and cash equivalents.............................................................         $ 22,841     $ 8,907
     Trade accounts receivable, less allowance for doubtful accounts
                ($2,522 and $1,884, respectively)..........................................          113,509      74,446
     Unbilled revenues.....................................................................           19,634          --
     Inventories...........................................................................          107,673      94,409
     Net assets held for sale..............................................................           10,396      14,971
     Prepaid expenses......................................................................            9,969      13,638
                                                                                                    --------    --------
Total current assets.......................................................................          284,022     206,371
Net property, plant, and equipment.........................................................           81,927      63,942
Goodwill and other intangibles, net........................................................          368,137     250,062
Marketable securities......................................................................           16,665      13,590
Deferred taxes on income...................................................................            7,534       8,935
Other assets...............................................................................            5,463       5,345
                                                                                                    --------    --------
Total assets...............................................................................         $763,748    $548,245
                                                                                                    ========    ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks................................................................          $ 2,801     $ 1,562
     Trade accounts payable................................................................           53,901      28,330
     Excess billings.......................................................................            3,290          --
     Accrued liabilities...................................................................           43,065      35,761
     Current portion of long-term debt.....................................................            1,456      22,344
                                                                                                     -------     -------
Total current liabilities..................................................................          104,513      87,997
Senior debt, less current portion..........................................................          247,388     263,944
Subordinated debt..........................................................................          199,468          --
Other non-current liabilities..............................................................           45,857      46,148
                                                                                                     -------     -------
Total liabilities..........................................................................          597,226     398,089
                                                                                                     -------     -------
Shareholders' equity:
     Class A voting common stock; 50,000,000 shares authorized;
              13,755,858 and 13,748,358 shares issued......................................              137         137
     Additional paid-in capital............................................................           96,544      95,254
     Retained earnings.....................................................................           76,187      60,999
     ESOP debt guarantee; 325,092 and 426,508 shares.......................................           (3,203)     (4,201)
     Unearned restricted stock; 134,550 and 134,550 shares.................................             (538)       (821)
     Net unrealized investment gains.......................................................            1,598       1,040
     Minimum pension liability adjustment..................................................             (988)       (541)
     Foreign currency translation adjustment...............................................           (3,215)     (1,711)
                                                                                                    --------    --------
Total shareholders' equity.................................................................          166,522     150,156
                                                                                                    --------    --------
Total liabilities and shareholders' equity.................................................         $763,748    $548,245
                                                                                                    ========    ========











                                              See accompanying notes.
                                      -28-



                                           COLUMBUS MCKINNON CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEAR ENDED MARCH 31,
                                                                          1998        1997        1996
                                                                          ----        ----        ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales............................................................    $510,731    $359,424    $209,837
Cost of products sold................................................     363,117     251,987     149,511
                                                                         --------    --------    --------
Gross profit.........................................................     147,614     107,437      60,326
Selling expenses.....................................................      45,181      32,550      19,120
General and administrative expenses..................................      24,342      24,636      13,941
Amortization of intangibles..........................................      10,201       5,197         791
Environmental remediation costs......................................          --          --         672
                                                                         --------    --------    --------
                                                                           79,724      62,383      34,524
                                                                         --------    --------    --------
Income from operations...............................................      67,890      45,054      25,802
Interest and debt expense............................................      23,975      11,930       5,292
Interest and other income............................................       1,940       1,168       1,134
                                                                         --------    --------    --------
Income before income taxes, minority interest and
   extraordinary charge..............................................      45,855      34,292      21,644
Income tax expense...................................................      22,434      15,617       8,657
                                                                         --------    --------    --------
Income before minority interest and extraordinary charge.............      23,421      18,675      12,987
Minority interest....................................................          --        (323)         --
                                                                         --------    --------    --------
Income before extraordinary charge...................................      23,421      18,352      12,987
Extraordinary charge for early debt extinguishment...................      (4,520)     (3,198)         --
                                                                         --------    --------    --------
Net income...........................................................    $ 18,901    $ 15,154    $ 12,987
                                                                         ========    ========    ========

Earnings per share data, both basic and diluted:
     Income before extraordinary charge for debt extinguishment......      $ 1.75      $ 1.39      $ 1.69
     Extraordinary charge for debt extinguishment....................       (0.34)      (0.24)         --
                                                                           ------      ------      ------
     Net income......................................................      $ 1.41      $ 1.15      $ 1.69
                                                                           ======      ======      ======









                                              See accompanying notes.

                                                    COLUMBUS MCKINNON CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                              PREFERRED  COMMON  ADDI-                                     NET       MINIMUM      FOREIGN
                              STOCK AT   STOCK  TIONAL              ESOP     UNEARNED   UNREALIZED   PENSION     CURRENCY   TREASURY
                              REDEMPTION ($.01  PAID-IN  RETAINED   DEBT    RESTRICTED  INVESTMENT  LIABILITY   TRANSLATION   STOCK
                              VALUE      PAR    CAPITAL  EARNINGS GUARANTEE   STOCK       GAINS     ADJUSTMENT   ADJUSTMENT  AT COST
                                         VALUE)
Balance at March 31, 1995....    $ 100    $ 78  $11,876  $38,443   $(6,279)  $ (958)     $ 273      $ (62)      $ (543)    $ (2,078)
Earned 122,816 ESOP shares...       --      --      222       --     1,041       --         --         --           --           --
Issued 108,375 common shares
  for purchase of affiliated
  company....................       --      --      319       --        --       --         --         --           --        1,056
Repurchase of 24,582 common
  shares held by ESOP........       --      --       --       --        --       --         --         --           --         (312)
Restricted common stock
  canceled, 17,000 shares....       --      --        9       --        --       45         --         --           --         (127)
Restricted common stock
  granted, 14,450 shares.....       --      --       44       --        --     (183)        --         --           --          139
Earned portion of restricted
  stock......................       --      --       --       --        --      260         --         --           --           --
Restricted stock market
  value adjustment...........       --      --       45       --        --       --         --         --           --           --
Sold 850 common shares.......       --      --        3       --        --       --         --         --           --            9
Exchanged 850 common shares
  to retire preferred shares.     (100)     --        2       --        --       --         --         --           --            9
Canceled treasury shares.....       --      --   (1,304)      --        --       --         --         --           --        1,304
Issued 6,037,500 common
  shares under initial
  public offering............       --      59   83,067       --        --       --         --         --           --           --
Net income 1996..............       --      --       --   12,987        --       --         --         --           --           --
Net unrealized gain on
  investments................       --      --       --       --        --       --        449         --           --           --
Change in minimum pension
  liability adjustment.......       --      --       --       --        --       --         --       (368)          --           --
Change in foreign currency
  translation adjustment.....       --      --       --       --        --       --         --         --          141           --
Preferred dividends declared
  $75 per share..............       --      --       --       (7)       --       --         --         --           --           --
Common dividends declared
  $0.236 per share...........       --      --       --   (2,037)       --       --         --         --           --           --
                               -------  ------  -------  -------    ------   ------   --------   --------       ------      -------
Balance at March 31, 1996....       --     137   94,283   49,386    (5,238)    (836)       722       (430)        (402)          --
Earned 105,601 ESOP shares...       --      --      665       --     1,037       --         --         --           --           --
Restricted common stock
  granted, 19,800 shares;
  net of 3,111 shares
  canceled...................       --      --      289       --        --     (280)        --         --           --           --
Earned portion of restricted
  stock......................       --      --       17       --        --      295         --         --           --           --
Net income 1997..............       --      --       --   15,154        --       --         --         --           --           --
Net unrealized gain on
  investments................       --      --       --       --        --       --        318         --           --           --
Change in minimum pension
  liability adjustment.......       --      --       --       --        --       --         --       (111)          --           --
Change in foreign currency
  translation adjustment.....       --      --       --       --        --       --         --         --       (1,309)          --
Common dividends declared
  $0.27 per share............       --      --       --   (3,541)       --       --         --         --           --           --
                              --------  ------  -------  -------    ------   ------   --------    -------       ------      -------
Balance at March 31, 1997....       --     137   95,254   60,999    (4,201)    (821)     1,040       (541)      (1,711)          --
Earned 101,416 ESOP shares...       --      --    1,270       --       998       --         --         --           --           --
Earned portion of restricted
  stock......................       --      --       20       --        --      283         --         --           --           --
Net income 1998..............       --      --       --   18,901        --       --         --         --           --           --
Net unrealized gain on
  investments................       --      --       --       --        --       --        558         --           --           --
Change in minimum pension
  liability adjustment.......       --      --       --       --        --       --         --       (447)          --           --
Change in foreign currency
  translation adjustment.....       --      --       --       --        --       --         --         --       (1,504)          --
Common dividends declared
  $0.28 per share............       --      --       --   (3,713)       --       --         --         --           --           --
                              --------  ------  -------  -------    ------   ------   --------    -------       ------      -------
Balance at March 31, 1998.... $     --   $ 137  $96,544  $76,187   $(3,203)   $(538)    $1,598      $(988)     $(3,215)      $   --
                              ========  ======  =======  =======   =======   ======   ========    =======      =======       ======









                                              See accompanying notes.


                                           COLUMBUS MCKINNON CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED MARCH 31,
                                                                                             1998        1997      1996
                                                                                             ----        ----      ----
                                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income   ........................................................................     $ 18,901   $ 15,154   $12,987
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary charge for early debt extinguishment..............................        4,520      3,198        --
     Minority interest...............................................................           --        323        --
     Depreciation and amortization...................................................       19,089     11,285     5,228
     Deferred income taxes...........................................................           (2)     4,816       896
     Other   ........................................................................           --         15       254
     Changes in operating  assets and liabilities net of effects from businesses purchased:
          Trade accounts receivable..................................................       (8,512)    (3,320)      567
          Inventories................................................................       (4,244)    (2,177)   (2,365)
          Prepaid expenses...........................................................        3,906     (1,721)    1,373
          Other assets...............................................................        2,135       (949)      682
          Trade accounts payable.....................................................          817       (586)     (913)
          Accrued and non-current liabilities........................................        3,607      2,848      (371)
                                                                                            -------    -------   -------
Net cash provided by operating activities............................................       40,217     28,886    18,338
                                                                                            -------    -------   -------

INVESTING ACTIVITIES:
Purchase of marketable securities, net...............................................       (2,517)    (2,098)   (1,806)
Capital expenditures.................................................................      (10,501)    (9,392)   (6,988)
Purchase of businesses, net of cash acquired.........................................     (168,051)  (203,577)  (64,927)
Net assets held for sale.............................................................        4,575       (784)       --
                                                                                          ---------  ---------  --------
Net cash used in investing activities................................................     (176,494)  (215,851)  (73,721)
                                                                                          ---------  ---------  --------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net..........................................           --         --    83,126
Net (payments) borrowings under revolving line-of-credit agreements..................      156,550     75,293    (2,956)
Repayment of debt....................................................................     (196,967)   (78,528)  (62,944)
Proceeds from issuance of long-term debt, net........................................      196,120    206,000    50,000
Deferred financing costs incurred....................................................       (1,273)   (10,000)   (1,405)
Dividends paid.......................................................................       (3,713)    (4,390)   (1,688)
Repurchase of stock..................................................................           --         --      (391)
Change in ESOP debt guarantee........................................................          998     (1,596)    1,041
                                                                                          ---------  ---------  --------
Net cash provided by financing activities............................................      151,715    186,779    64,783
Effect of exchange rate changes on cash..............................................       (1,504)    (1,078)      384
                                                                                          ---------  ---------  --------
Net change in cash and cash equivalents..............................................       13,934     (1,264)    9,784
Cash and cash equivalents at beginning of year.......................................        8,907     10,171       387
                                                                                          ---------  --------   --------
Cash and cash equivalents at end of year.............................................     $ 22,841   $  8,907   $10,171
                                                                                          =========  =========  ========

Supplementary cash flows data:
     Interest paid...................................................................     $ 25,666    $ 8,683   $ 5,256
     Income taxes paid...............................................................     $ 13,086   $ 14,993   $ 5,555





                                              See accompanying notes.

                                      -31-

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BUSINESS ACQUISITIONS

     Columbus McKinnon Corporation (the Company) is a leading designer, manufacturer and distributor of a broad range of material handling, lifting and positioning products. The Company sells its products both domestically and internationally, primarily to third-party distributors and, to a lesser extent, directly to manufacturers and end-users for a wide range of applications. During fiscal 1998, approximately 79% of sales were to customers in the United States.

     On March 31, 1998, the Company acquired all of the outstanding stock of LICO, Inc. ("LICO"), a leading designer, manufacturer and installer of custom conveyor and automated material handling systems primarily for the automotive industry, and to a lesser extent, the steel, construction and other industrial markets. The total cost of the acquisition, which was accounted for as a purchase, was approximately $155 million of cash, which was financed by proceeds from the Company's new revolving debt facility and a private placement of senior subordinated notes, both of which also closed effective March 31, 1998. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1998 do not include any LICO activity.

     On January 7, 1998, the Company acquired all of the outstanding stock of Univeyor A/S ("Univeyor"), a Denmark-based designer, manufacturer and distributor of automated material handling systems, and has accounted for the acquisition as a purchase. The cost of the acquisition was approximately $15 million of cash financed by the Company's revolving debt facility, plus certain debt. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1998 include Univeyor activity since its January 7, 1998 acquisition by the Company.

     On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock (on a fully diluted basis) of Spreckels Industries, Inc., now known as Yale Industrial Products, Inc. ("Yale"), a manufacturer of a wide range of industrial products, including hoists, scissor lift tables, mechanical jacks, rotating joints, actuators and circuit protection devices. On January 3, 1997 the Company acquired the remaining outstanding shares, effected a merger, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1997 include Yale activity since its October 17, 1996 acquisition by the Company. The minority interest share of Yale's earnings since acquisition through January 3, 1997 has been appropriately segregated from consolidated net income.

     Included with the Yale acquired assets were real estate properties and equipment retained from Yale's April 19, 1996 sale of two of its subsidiaries in unrelated businesses. Certain assets were sold during fiscal 1998 and the remaining assets held for sale are expected to be sold in fiscal 1999. They have been recorded at their estimated realizable values net of disposal costs, separately reflected on the consolidated balance sheet and amounting to $10,396,000 and $14,971,000 as of March 31, 1998 and 1997, respectively.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     On December 19, 1996, the Company acquired all of the outstanding stock of Lister Bolt & Chain Ltd. and of Lister Chain & Forge, Inc. (together known as "Lister"), a chain and forgings manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $7 million of cash, which was financed by the Company's revolving debt facility. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1997 include Lister activity since its December 19, 1996 acquisition by the Company.

     On November 1, 1995, the Company acquired all of the outstanding stock of LTI Holdings, Inc., now known as Lift-Tech International ("Lift-Tech"), a hoist manufacturer, and has accounted for the acquisition as a purchase. The total cost of the acquisition was approximately $63 million, consisting of $43 million in cash and $20 million for the refinancing of Lift-Tech bank debt. The consolidated statement of income and consolidated statement of cash flows for the year ended March 31, 1996 include Lift-Tech activity since its November 1, 1995 acquisition by the Company.

     The following table presents pro forma summary information, which is not covered by the report of independent auditors, for the years ended March 31, 1998 and 1997, as if the LICO, Univeyor, Yale, and Lister acquisitions and related borrowings and also the private placement of senior subordinated notes, had occurred as of April 1, 1996 which is the beginning of fiscal 1997. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                            YEAR ENDED MARCH 31,
                                                            1998          1997
                                                            ----          ----
                                                            (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
     Pro forma:
          Net sales.................................     $693,269     $627,107
          Income from operations....................       80,673       55,340
          Income before extraordinary charge........       23,508        7,035
          Net income................................       18,988        3,837
     Earnings per share, both basic and diluted:
          Income before extraordinary charge........         1.75         0.53
          Extraordinary charge......................        (0.34)       (0.24)
          Net income................................         1.41         0.29

2.    ACCOUNTING PRINCIPLES AND PRACTICES

   Consolidation

     These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

   Revenue Recognition and Concentration of Credit Risk

     Sales are recorded when products are shipped to a customer. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.

     LICO and Univeyor recognize contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (excess billings) and current assets (unbilled revenues), respectively.

     As of March 31, 1998, approximately $26 million of trade accounts receivable was concentrated in the automotive industry, including retainages amounting to $7,870,000. The accounts receivable included $13,840,000 due from General Motors.

   Concentrations of Labor

     Approximately 35% of the Company's employees are represented by twelve separate domestic and Canadian collective bargaining agreements which terminate at various times between August 22, 1998 and April 30, 2003. Approximately 5% of the labor force is covered by collective bargaining agreements that will expire within one year. In addition, the Company hires union production workers for field installation under its material handling systems contracts.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   Inventories

     Inventories  are  valued  at  the  lower  of  cost  or  market.   Costs  of
approximately 53% and 60% of inventories at March 31, 1998 and 1997, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

   Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment--15 to 40 years; machinery and equipment--3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

   Goodwill

     It is the Company's policy to account for goodwill and other intangible assets at the lower of amortized cost, or fair value if indicators of impairment exist.

     As a result of the Lift-Tech, Yale, Lister, Univeyor and LICO acquisitions, the Company recorded approximately $42 million, $200 million, $2 million, $9 million and $123 million of goodwill, respectively, which is being amortized on a straight-line basis over twenty-five years. At March 31, 1998 and 1997 accumulated amortization was $14,979,000 and $5,644,000, respectively.

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

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   Fair Value of Financial Instruments

     The fair value of interest rate swap and cap agreements is the amount that the Company would receive or pay to terminate the agreements, based on quoted market prices and considering current interest rates and remaining maturities.

   Research and Development

     Research and development costs as defined in FAS No. 2, for the years ended March 31, 1998, 1997 and 1996 were $1,497,000, $1,283,000 and $662,000, respectively.

3.    UNBILLED REVENUES AND EXCESS BILLINGS

                                                                 MARCH 31, 1998
                                                                 --------------
                                                                 (IN THOUSANDS)
       Costs incurred on uncompleted contracts....                    $ 194,359
       Estimated earnings.........................                       38,255
                                                                        -------
       Revenues earned to date....................                      232,614
       Less billings to date......................                      216,270
                                                                        -------
                                                                       $ 16,344
                                                                       ========



The net amount above is included in the consolidated balance sheet at March 31 under the following captions:

     Unbilled revenues....................................             $ 19,634
     Excess billings......................................               (3,290)
                                                                        -------
                                                                       $ 16,344
                                                                       ========

4.   INVENTORIES

     Inventories consisted of the following:

                                                                 MARCH 31,
                                                            1998          1997
                                                            ----          ----
                                                           (IN THOUSANDS)
     At cost--FIFO basis:
          Raw materials...........................        $ 52,158     $43,526
          Work-in-process.........................          22,188      17,206
          Finished goods..........................          37,089      36,633
                                                            -------     -------
                                                           111,435      97,365
     LIFO cost less than FIFO cost................          (3,762)     (2,956)
                                                            -------    --------
     Net inventories..............................        $107,673     $94,409
                                                           ========    =======


5.    MARKETABLE SECURITIES

     Marketable securities are retained for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc. (see Notes 2 and 13). The following is a summary of available-for-sale securities at March 31, 1998:

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                                                         GROSS       GROSS       ESTIMATED
                                                                                       UNREALIZED  UNREALIZED      FAIR
                                                                             COST        GAINS       LOSSES        VALUE
                                                                             ----        -----       ------        -----
                                                                                           (IN THOUSANDS)
     Government securities........................................         $10,180        $ 285        $ 13      $10,452
     U. S. corporate securities...................................           1,107           36           1        1,142
                                                                           -------       ------        ----      -------
          Total debt securities...................................          11,287          321          14       11,594
     Equity securities............................................           2,847        2,247          23        5,071
                                                                           -------       ------        ----      -------
                                                                           $14,134       $2,568        $ 37      $16,665
                                                                           =======       ======        ====      =======

     The following is a summary of available-for-sale securities at March 31, 1997:



                                                                                         GROSS       GROSS       ESTIMATED
                                                                                       UNREALIZED  UNREALIZED      FAIR
                                                                             COST        GAINS       LOSSES        VALUE
                                                                             ----        -----       ------        -----
                                                                                           (IN THOUSANDS)
     Government securities........................................         $ 9,039         $ 74        $ 75      $ 9,038
     U. S. corporate securities...................................             738            7           3          742
                                                                           -------      -------        ----      -------
          Total debt securities...................................           9,777           81          78        9,780
     Equity securities............................................           2,213        1,600           3        3,810
                                                                           -------      -------        ----      -------
                                                                           $11,990      $ 1,681        $ 81      $13,590
                                                                           =======      =======        ====      =======



     The amortized cost and estimated fair value of debt and equity securities at March 31, 1998, by contractual maturity, are shown below:

                                                                      ESTIMATED
                                                                        FAIR
                                                          COST          VALUE
                                                          ----          -----
                                                            (IN THOUSANDS)
     Due in one year or less.....................         $ 880          $ 880
     Due after one year through three years......         1,101          1,108
     Due after three years.......................         9,306          9,606
                                                          -----          -----
                                                         11,287         11,594
     Equity securities...........................         2,847          5,071
                                                        -------        -------
                                                        $14,134        $16,665
                                                        =======        =======

     Net unrealized gains included in the balance sheet amounted to $2,531,000 and $1,600,000 at March 31, 1998 and 1997, respectively. The amounts, net of related income taxes of $933,000 and $560,000 at March 31, 1998 and 1997, respectively, are reflected as a separate component of equity.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.   PROPERTY, PLANT, AND EQUIPMENT

     Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                 MARCH 31,
                                                           1998          1997
                                                            (IN THOUSANDS)
     Land and land improvements.........................   $ 4,073     $ 2,892
     Buildings..........................................    26,706      14,986
     Machinery, equipment, and leasehold improvements...    78,862      65,431
     Construction in progress...........................     3,162       3,003
                                                           -------      ------
                                                           112,803      86,312
     Less accumulated depreciation......................    30,876      22,370
                                                           -------      ------
     Net property, plant, and equipment.................   $81,927     $63,942
                                                           =======     =======


7.   ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

     Consolidated accrued liabilities of the Company included the following:


                                                                  MARCH 31,
                                                              1998         1997
                                                              ----         ----
                                                               (IN THOUSANDS)
     Accrued payroll..............................         $ 16,713   $ 12,298
     Accrued pension cost.........................            5,195      5,489
     Income taxes payable.........................            5,730      2,875
     Other accrued liabilities....................           15,427     15,099
                                                           --------   --------
                                                           $ 43,065   $ 35,761
                                                           ========   ========

     Consolidated other non-current liabilities of the Company included the following:

                                                                 MARCH 31,
                                                              1998       1997
                                                              ----       ----
                                                               (IN THOUSANDS)
     Accumulated postretirement benefit obligation......    $ 17,154   $ 17,057
     Accrued general and product liability costs........      11,688     11,874
     Other non-current liabilities......................      17,015     17,217
                                                              ------     ------
                                                            $ 45,857   $ 46,148
                                                            ========   ========

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.   LONG-TERM DEBT

     Consolidated long-term debt payable to banks (except as noted) of the Company consisted of the following:

                                                                   MARCH 31,
                                                               1998        1997
                                                               ----        ----
                                                                (IN THOUSANDS)
     Revolving Credit  Facility with  availability
       up to $300 million, due March 31, 2003 with
       interest  payable  at  varying   Eurodollar
       rates   based  on   LIBOR   plus  a  spread
       determined by the Company's leverage ratio,
       amounting  to 125 basis points at March 31,
       1998 (7.0% at March 31, 1998).....................   $240,000       $ --
     Term Loan A, Term Loan B and revolving credit
       facility   repaid  and  retired  March  31,
       1998..............................................         --    277,750
     Industrial  Development Revenue Bonds payable
       annually at $625,000 through 1999, $620,000
       thereafter through 2001,  $315,000 in 2002,
       and  $52,000 in 2003 in  quarterly  sinking
       fund  installments plus interest payable at
       varying effective rates (3.98% and 3.81% at
       March 31, 1998 and 1997)..........................      2,232      2,857
     Employee  Stock  Ownership  Plan  term  loans
       payable  in   quarterly   installments   of
       $148,000 plus an annual  minimum of $23,000
       through July 1999 and $2,854,000 in October
       1999 plus interest  payable at a Eurodollar
       rate   based   on   LIBOR   plus  a  spread
       determined by the Company's  leverage ratio
       (7.34%  and  8.06%  at March  31,  1998 and
       1997).............................................      3,765      4,682
     Other senior debt...................................      2,847        999
                                                               -----      -----


     Total senior debt..............................         248,844    286,288
     8 1/2%  Senior  Subordinated  Notes due March
       31,   2008   with   interest   payable   in
       semi-annual installments at 8.45% effective
       rate, recorded net of unamortized  discount
       of $532,000.......................................    199,468         --
                                                             -------    -------
     Total...............................................    448,312    286,288
     Less current portion................................      1,456     22,344
                                                             -------    -------
                                                            $446,856   $263,944
                                                            ========   ========

     On March 31, 1998, the Company entered into a new revolving credit facility ("1998 Revolving Credit Facility") with a group of financial institutions. Concurrently, the Company issued $200 million of 8 1/2% Senior Subordinated Notes ("the 8 1/2% Notes") due March 31, 2008. Proceeds from both the bank refinancing and the note offering were used to finance the acquisition of LICO, and to repay the outstanding balances and retire the Company's then existing Term Loan A, Term Loan B and revolving credit facility.

     The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables and subsidiary stock (limited to 65% for foreign subsidiaries). The corresponding credit agreement places certain debt covenant restrictions on the Company including, but not limited to, maximum annual cash dividends of $10 million. Upon refinancing its bank debt, the Company wrote off unamortized financing costs of $7,532,000 and recorded an extraordinary charge of $4,520,000, which is net of $3,012,000 of tax.
                                      -39-

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     The Industrial Development Revenue Bonds are held by institutional investors and are guaranteed by a bank letter of credit (IDRB letter of credit), which is collateralized by the assets also securing the 1998 Revolving Credit Facility. The Employee Stock Ownership Plan term loans (ESOP loans) are guaranteed by the Company and are collateralized by an equivalent number of shares of Company common stock. The ESOP loans are not further collateralized.

     Provisions of the 8 1/2% Notes include, without limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes at a redemption price of 108.5% with the proceeds of equity offerings, subject to certain restrictions. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     The principal payments expected to be made as of March 31, 1998 on the above debt, for the next five annual periods subsequent thereto, are as follows (dollars in thousands):


               1999..........................................          $ 1,456
               2000..........................................            3,973
               2001..........................................            1,299
               2002..........................................              486
               2003..........................................          240,223

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

     As of March 31, 1998, the Company had letters of credit outstanding of $7.0 million, including those issued as security for the IDRBs as referred to above.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9.    RETIREMENT PLANS

     Most domestic employees of the Company, excluding Lift-Tech and Lister union employees and LICO employees, are covered under defined benefit retirement plans and most domestic non-union employees, excluding Yale and LICO employees, are included in an Employee Stock Ownership Plan (See Note 10). Benefits under the plans vary, based on formulas applied to career earnings, compensation for a period immediately prior to retirement, compensation at the date benefits are earned, or pre-established benefit rates.

     The Company's funding policy with respect to the plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

     At March 31, 1998, eight (six at March 31, 1997) of the Company's plans had market values of plan assets in excess of the accumulated benefits of those respective plans; the Company's remaining five plans (seven at March 31, 1997) had accumulated benefits in excess of plan assets. The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets:

                                                                            MARCH 31,
                                                          1998            1998            1997            1997
                                                          ----            ----            ----            ----
                                                        PLANS WITH      PLANS WITH      PLANS WITH      PLANS WITH
                                                        ASSETS IN      ACCUMULATED      ASSETS IN      ACCUMULATED
                                                         EXCESS        BENEFITS IN       EXCESS        BENEFITS IN
                                                      OF ACCUMULATED    EXCESS OF     OF ACCUMULATED    EXCESS OF
                                                        BENEFITS         ASSETS         BENEFITS         ASSETS
                                                        --------         ------         --------         ------
                                                                            (IN THOUSANDS)
     Actuarial present value of obligations:
        Accumulated benefit obligation,
          vested...............................       $ (49,746)      $ (10,719)      $ (24,551)      $ (26,825)
        Accumulated benefit obligation,
          non-vested...........................          (1,530)           (592)         (1,190)           (766)
                                                         -------           -----         -------           -----
        Accumulated benefit obligation.........       $ (51,276)      $ (11,311)      $ (25,741)      $ (27,591)
                                                      ----------      ----------      ----------      ----------

     Projected benefit obligation..............       $ (57,530)      $ (12,150)      $ (32,150)      $ (30,172)
     Plan assets at fair value.................          60,113           9,090          30,861          23,986
                                                         -------          ------         -------         ------
        Plan assets in excess of (less than)
          projected benefit obligation.........           2,583          (3,060)         (1,289)         (6,186)
     Unrecognized transition assets............            (113)              --              --           (142)
     Unrecognized net (gain) loss from past
        experience different from
        that assumed...........................          (4,757)          1,720             958           1,356
     Unrecognized prior service cost...........             305             550             300           1,286
     Adjustment required to recognize
        additional minimum liability...........              --          (2,423)             --          (1,772)
                                                            ---         -------             ---         -------
        Accrued pension cost included in
          accrued liabilities..................        $ (1,982)       $ (3,213)          $ (31)       $ (5,458)
                                                       ========        ========           =====        ========


                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Net periodic pension cost included the following components:

                                                          YEAR ENDED MARCH 31,
                                                        1998     1997      1996
                                                        ----     ----      ----
                                                           (IN THOUSANDS)
     Service costs-benefits earned during the period.  $3,244    $2,354  $1,129
     Interest cost on projected benefit obligation...   4,787     2,744   1,011
     Actual return on plan assets....................  (6,670)   (2,966) (1,439)
     Net amortization................................   1,951       475     759
                                                       ------    ------  ------
     Net periodic pension cost.......................  $3,312    $2,607  $1,460
                                                       ======    ======  ======

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of all of the defined benefit plans was 7 1/2% and 8% as of March 31, 1998 and 1997, respectively. Future average compensation increases are assumed to be 4.3% and 5 1/4% per year as of March 31, 1998 and 1997, respectively. The weighted-average expected long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8 7/8%, 8 7/8%, and 8 1/2% for the years ended March 31, 1998, 1997 and 1996, respectively. Plan assets consist of equities, corporate and government securities, and fixed income annuity contracts.

10.   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

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

     Substantially all of the Company's domestic non-union employees, excluding Yale and LICO employees, are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $2,268,000, $1,704,000 and $1,120,000 in fiscal 1998, 1997 and 1996, respectively, is recorded based on the guarantee release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are applied toward debt service.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At  March  31,  1998  and  1997,   855,337  and  798,528  of  ESOP  shares,
respectively, were allocated or available to be allocated to participants' accounts. At March 31, 1998 and 1997, 325,092 and 426,508 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

     The fair market value of unearned ESOP shares at March 31, 1998 amounted to $8,940,000.

11.   POSTRETIREMENT BENEFIT OBLIGATION

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to Yale domestic retirees and their dependents. Prior to the acquisition of Yale, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

     The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," the following table sets forth the plans' combined accumulated postretirement health benefit obligation recognized in the Company's balance sheets:

                                                                   MARCH 31,
                                                               1998        1997
                                                               ----        ----
                                                                (IN THOUSANDS)
     Accumulated postemployment benefit obligation:
          Current retirees.............................     $(10,380)  $(10,211)
          Employees eligible to retire.................       (2,315)    (2,159)
          Active employees not eligible to retire......       (3,814)    (4,687)
                                                             --------   --------
                                                             (16,509)   (17,057)
     Unrecognized (gains)/losses.......................         (645)        --
                                                             --------   --------
     Total accumulated postretirement benefit obligation,
       included in other non-current liabilities.           $(17,154)  $(17,057)
                                                             ========   ========

     Net periodic postretirement benefit cost included the following components since the October 17, 1996 Yale acquisition:

                                                                   YEAR ENDED
                                                                    MARCH 31,
                                                                 1998     1997
                                                                 ----     ----
                                                                 (IN THOUSANDS)
     Service cost-benefits attributed to service
      during the period...................................       $ 348      $187
     Interest cost........................................       1,203       609
                                                                 -----       ---
          Net periodic postretirement benefit cost........      $1,551      $796
                                                                ======      ====

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     For measurement purposes, a 7% annual rate of increase in the per capita cost of postretirement medical benefits was assumed at the beginning of the period; the rate was assumed to decrease 0.5% per year to 5.5% by 2001. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at March 31, 1998 by $997,000 with a corresponding increase in the 1998 postretirement benefit expense of $120,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7 1/2% and 8% as of March 31, 1998 and 1997, respectively.

12.   COMMON STOCK, EARNINGS PER SHARE AND STOCK PLANS

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

   Earnings per Share

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). FAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FAS No. 128 requirements. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:

                                                          YEAR ENDED MARCH 31,
                                                       1998       1997     1996
                                                       ----       ----     ----
                                                           (IN THOUSANDS)
     Numerator for basic and diluted earnings per share:
        Income before extraordinary charge..........  $23,421  $18,352  $12,987
                                                      =======  =======  =======

     Denominators:
        Weighted-average common stock outstanding
          --denominator for basic EPS...............    13,363   13,210    7,662
        Effect of dilutive employee stock options...        58        5       --
                                                        ------   ------    -----
        Adjusted weighted-average common stock
          outstanding and assumed conversions
          --denominator for diluted EPS.............    13,421   13,215    7,662
                                                        ======   ======    =====

     The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 10).

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     The Company maintains two stock option plans, a Non-Qualified Stock Option Plan ("Non-Qualified Plan") and an Incentive Stock Option Plan ("Incentive Plan"). At March 31, 1998, 250,000 shares and 1,050,000 shares were reserved for grant under the Non-Qualified Plan and Incentive Plan, respectively. Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. The Company has not granted any options under the Non-Qualified Plan. Options granted under the Incentive Plan become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under this plan may be exercised not earlier than one year and not later than ten years from the date such option is granted. During 1997, the Company granted 200,000 options at an exercise price of $15.50 per share which was the market value on the grant date, representing the only options outstanding at March 31, 1998 and 1997. Twenty-five percent of those options became exercisable January 1, 1998 and will expire January 1, 2007; none were exercised during the year ended March 31, 1998.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options issued in fiscal 1997: risk-free interest rate of 5.5%, dividend yield of 1.8%, volatility factor of the expected market price of the Company's common stock of .245, and a weighted-average expected life of the option of 4 years.

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

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          YEAR ENDED MARCH 31,
                                                              1998       1997
                                                              ----       ----
                                                             (IN THOUSANDS,
                                                            EXCEPT FOR EARNINGS
                                                             PER SHARE DATA)

     Pro forma net income.........................          $ 18,791     $15,127
     Pro forma earnings per share,
       both basic and diluted.....................              1.40        1.14

     The Company maintains a Restricted Stock Plan, under which the Company has reserved 80,200 shares at March 31, 1998. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they're issued. It is then ratably amortized over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant.

13.   LOSS CONTINGENCIES

     General and Product Liability--$9,688,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 1998 ($8,262,000 at March 31, 1997) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on past experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 6.33% and 8.42%, to the undiscounted reserves of $12,685,000 and $11,154,000 at March 31, 1998 and 1997, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 5).

     Prior to its acquisition by the Company, Yale was self-insured for product liability claims up to a maximum of $500,000 per occurrence and maintained product liability insurance with a $100 million cap per occurrence. The Company has been advised that a customer has alleged that one of Yale's products was the cause of a fire which occurred in January 1995 at a manufacturing facility, resulting in losses in excess of Yale's policy limits. A formal complaint has been filed seeking damages in excess of $500 million. However, it is the opinion of management that there was no manufacturing defect and that the claim will in all likelihood be settled within the Company's policy limits.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14.  INCOME TAXES

     The following is a reconciliation of the difference between the effective tax rate and the statutory federal tax rate:
                                                            YEAR ENDED MARCH 31,
                                                      1998        1997      1996
                                                      ----        ----      ----
                                                            (IN THOUSANDS)

     Computed statutory provision...............    $16,049    $12,002    $7,575
     State income taxes net of federal benefit..      1,983      1,700       743
     Nondeductible goodwill amortization........      2,858      1,961        --
     Foreign taxes greater than
       statutory provision......................        904        301       332
     Other......................................        640       (347)        7
                                                      -----     ------     -----
     Actual tax provision.......................    $22,434    $15,617    $8,657
                                                    =======   ========    ======

     The provision for income tax expense consisted of the following:

                                                          YEAR ENDED MARCH 31,
                                                      1998        1997      1996
                                                      ----        ----      ----
                                                             (IN THOUSANDS)
     Current income tax expense:
          Federal taxes........................     $16,169    $ 8,399    $6,336
          State taxes..........................       3,082      1,124       975
          Foreign..............................       3,185      1,278       450
     Deferred income tax (benefit) expense:
          Domestic.............................       (248)      4,736       627
          Foreign..............................        246          80       269
                                                    ------     -------    ------
                                                   $22,434     $15,617    $8,657
                                                   =======     =======    ======

     The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes."

     The gross composition of the net current deferred tax asset, included in prepaid expenses within the consolidated balance sheet, is as follows:
                                                                    MARCH 31,
                                                               1998        1997
                                                               ----        ----
                                                                 (IN THOUSANDS)
     Inventory........................................      $ (5,557)  $ (5,177)
     Accrued vacation and incentive costs.............         1,724      2,157
     Other............................................         4,749      3,562
                                                              ------     ------
          Net current deferred tax asset..............      $    916   $    542
                                                             =======   ========

     The gross composition of the net non-current deferred tax asset is as follows:

                                                                   MARCH 31,
                                                               1998        1997
                                                               ----        ----
                                                                (IN THOUSANDS)
     Insurance reserves...............................       $11,087    $11,711
     Property, plant, and equipment...................        (7,620)    (8,010)
     Other............................................         4,067      5,234
                                                              ------    -------
          Net non-current deferred tax asset..........      $  7,534   $  8,935
                                                            ========   ========

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     Income before income taxes, minority interest and extraordinary charge includes foreign subsidiary income of $7,220,000, $3,650,000 and $1,188,000 for the years ended March 31, 1998, 1997, and 1996 respectively. United States income taxes have not been provided on unremitted earnings of the Company's foreign subsidiaries as such earnings are considered to be permanently reinvested.

15.   RENTAL EXPENSE AND LEASE COMMITMENTS

     Rental expense for the years ended March 31, 1998, 1997 and 1996 was $3,714,000, $2,805,000 and $1,668,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 1998 under non-cancelable operating leases extending beyond one year (in thousands):


                                                             VEHICLES
                                                   REAL        AND
     YEAR ENDED MARCH 31,                        PROPERTY   EQUIPMENT      TOTAL
     --------------------                        --------   ---------     ------
     1999................................         $ 1,954    $  1,429     $3,383
     2000................................           1,895       1,284      3,179
     2001................................           1,671         956      2,627
     2002................................           1,585         568      2,153
     2003................................           1,399          29      1,428

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

16.   SUMMARY FINANCIAL INFORMATION

     The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors) of the 8 1/2% senior subordinated notes follows:


                                                                         DOMESTIC      FOREIGN
                                                              PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                              ------   ------------  ------------  ------------ ------------
                                                                                  (IN THOUSANDS)
As of March 31, 1998:
Current assets:
     Cash     ....................................          $18,035      $ 768     $   4,038          $  --       $ 22,841
     Trade accounts receivable....................           41,651     71,244        20,248             --        133,143
     Inventories..................................           47,201     36,912        23,712           (152)       107,673
     Other current assets.........................            5,050     12,505         2,810             --         20,365
                                                             ------     ------        ------          -----       --------

          Total current assets....................          111,937    121,429        50,808           (152)       284,022
Net property, plant, and equipment................           32,159     32,135        17,633             --         81,927
Goodwill and other intangibles, net...............           43,404    275,470        49,263             --        368,137
Intercompany balances.............................          237,011   (400,381)      (66,353)       229,723             --
Other assets .....................................          214,997    166,167           494       (351,996)        29,662
                                                            -------   --------        ------        -------         ------

          Total assets............................         $639,508   $194,820      $ 51,845      $(122,425)     $ 763,748
                                                           ========   ========      ========      =========      =========

Current liabilities  .............................         $ 35,854   $ 47,240      $ 21,158          $ 261      $ 104,513
Long-term debt, less current portion..............          444,225        483         2,148             --        446,856
Other non-current liabilities.....................           10,576     30,465         4,816             --         45,857
                                                            -------   --------      --------      ---------      ---------

          Total liabilities.......................          490,655     78,188        28,122            261        597,226
Shareholders' equity..............................          148,853    116,632        23,723       (122,686)       166,522
                                                            -------   --------      --------      ---------      ---------

          Total liabilities and shareholders'
             equity...............................         $639,508   $194,820      $ 51,845      $(122,425)     $ 763,748
                                                           ========   ========      ========      =========      =========

For the Year Ended March 31, 1998:
Net sales           ..............................   .     $269,677   $171,173      $ 82,515      $ (12,634)     $ 510,731
Cost of products sold.............................          192,686    124,958        58,107        (12,634)       363,117
                                                           --------   --------      --------      ---------      ---------

Gross profit         .............................   .       76,991     46,215        24,408             --        147,614
Selling, general and administrative expenses......           36,804     17,805        14,914             --         69,523
Amortization of intangibles.......................            1,892      6,382         1,927             --         10,201
                                                           --------   --------      --------      ---------      ---------

                                                             38,696     24,187        16,841             --         79,724
                                                           --------   --------      --------      ---------      ---------

Income from operations............................           38,295     22,028         7,567             --         67,890
Interest and debt expense.........................           24,125       (332)          182             --         23,975
Interest and other income.........................            1,764          7           169             --          1,940
                                                           --------   --------      --------      ---------      ---------

Income before income taxes and extraordinary
   charge    .....................................   .       15,934     22,367         7,554             --         45,855
Income tax expense................................            7,326     11,524         3,584             --         22,434
                                                           --------   --------      --------      ---------      ---------

Income before extraordinary charge................            8,608     10,843         3,970             --         23,421
Extraordinary charge for early debt
   extinguishment.................................           (4,520)        --            --             --         (4,520)
                                                           --------   --------      --------      ---------      ---------

Net income   .....................................   .      $ 4,088   $ 10,843       $ 3,970       $     --       $ 18,901
                                                           ========   ========      ========      =========      =========


                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                            DOMESTIC      FOREIGN      ELIMIN-
                                                                 PARENT    SUBSIDIARIES  SUBSIDIARIES  ATIONS   CONSOLIDATED
                                                                 ------    ------------  ------------  ------   ------------
                                                                                  (IN THOUSANDS)
For the Year Ended March 31, 1998:
OPERATING ACTIVITIES:
Cash provided by (used in) operating
   activities.............................................    $ 40,272      $ (3,725)    $ 3,019     $   651  $  40,217
INVESTING ACTIVITIES:
Purchase of marketable securities, net....................      (2,517)           --          --          --     (2,517)
Capital expenditures......................................      (6,518)       (2,259)    (1,724)          --    (10,501)
Purchase of businesses, net of cash acquired..............    (170,277)        1,716         510          --   (168,051)
Net assets held for sale..................................          --         4,575          --          --      4,575
                                                              --------        ------     -------       -----   --------
Net cash (used in) provided by investing
   activities.............................................    (179,312)        4,032     (1,214)          --   (176,494)

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
   line-of-credit agreements..............................     157,058            --       (508)          --    156,550
Repayment of debt.........................................    (196,353)          (50)      (564)          --   (196,967)
Proceeds from issuance of long-term debt,
   net....................................................     196,120            --         --           --    196,120
Dividends paid............................................      (3,713)           --         --           --     (3,713)
Other.....................................................        (275)           --        561         (561)      (275)
                                                              --------        ------     -------       -----   --------
Net cash provided by (used in) financing
   activities.............................................     152,837           (50)      (511)       ( 561)   151,715
Effect of exchange rate changes on cash...................          --            --     (1,414)         (90)    (1,504)
                                                              --------        ------     -------       -----   --------
Net change in cash and cash equivalents...................      13,797           257       (120)          --     13,934
Cash and cash equivalents at beginning of
   year...................................................       4,238           511      4,158           --      8,907
                                                              --------        ------     -------       -----   --------
Cash and cash equivalents at end of year..................     $18,035         $ 768    $ 4,038        $  --   $ 22,841
                                                              ========        ======    ========       =====   ========

17.  FOREIGN OPERATIONS
                                                              UNITED                                    ELIMIN-  CONSOLI-
                                                              STATES      CANADA      EUROPE    MEXICO  ATIONS    DATED
                                                              ------      ------      ------    ------  ------    -----
                                                                                (IN THOUSANDS)
     Year ended March 31, 1998:
     Sales to unaffiliated customers........                $429,792      $36,603    $39,208   $5,128 $     --  $510,731
     Transfers between geographic areas.....                  10,949        1,574         --       --  (12,523)       --
                                                            --------      -------    -------   ------ --------  --------
     Total net sales........................                $440,741      $38,177    $39,208   $5,128  (12,523) $510,731
                                                            ========      =======    =======   ====== ========  ========
     Income from operations.................                $ 60,311      $ 3,124    $ 3,869  $   586      $-- $  67,890
     Net income.............................                  14,910        2,021      1,620      350       --    18,901
     Identifiable and total assets..........                 645,555       23,960     90,036    4,197       --   763,748
     Total liabilities......................                 569,109        3,268     23,576    1,273       --   597,226

     Year ended March 31, 1997:
     Sales to unaffiliated customers........                $313,705      $27,951    $14,146   $3,622      $--  $359,424
     Transfers between geographic areas.....                  10,411          547         --       --  (10,958)       --
                                                            --------      -------    -------   ------  -------  --------
     Total net sales........................                $324,116      $28,498    $14,146   $3,622  (10,958) $359,424
                                                            ========      =======    =======   ======  =======  ========

     Income from operations.................                $ 41,190      $ 1,955    $ 1,548  $   361      $-- $  45,054
     Net income.............................                  13,073        1,129        730      222       --    15,154
     Identifiable and total assets..........                 457,501       26,191     61,696    2,857       --   548,245
     Total liabilities......................                 382,762        4,600      9,949      778       --   398,089

     Year ended March 31, 1996:
     Sales to unaffiliated customers........                $191,178      $18,659    $    --  $    --  $    --  $209,837
     Transfers between geographic areas.....                   5,453        1,278         --       --   (6,731)       --
                                                            --------      -------    -------  -------  -------  --------
     Total net sales........................                $196,631      $19,937    $    --  $    --  $(6,731) $209,837
                                                            ========      =======    =======  =======  =======  ========

     Income from operations.................                $ 24,451     $  1,351    $    --  $    --      $-- $  25,802
     Net income.............................                  12,489          498         --       --       --    12,987
     Identifiable and total assets..........                 177,055       11,679         --       --       --   188,734
     Total liabilities......................                  47,233        3,879         --       --       --    51,112

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     U.S. operations' sales to unaffiliated customers include $26,599,000, $23,075,000 and $15,074,000 for the years ended March 31, 1998, 1997 and 1996, respectively, for export. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities.

18.  EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which the Company will adopt for the year ended March 31, 1999. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. This includes unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which currently are reported in shareholders' equity, and will be included and disclosed in total comprehensive income upon adoption of the Statement. The impact of compliance with this Statement will not impact the financial position, net income or cashflows.

     The FASB also issued FAS Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which the Company will adopt for the year ended March 31, 1999. Statement No. 131 superseded FAS Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 established new standards for determining segment criteria and annual and interim reporting of that data. It also established new disclosures about products, geographic areas and major customers. Currently, the Company reports one operating segment under Statement No. 14 and, while the impact of compliance with Statement No. 131 has not yet been determined, the Company may be required to report more than one segment upon its adoption.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED                      YEAR ENDED
                                                  ------------------------------------------------------------     ----------
                                                  JUNE 29,      SEPTEMBER 28,        DECEMBER 28,     MARCH 31,      MARCH 31,
                                                    1997            1997                 1997          1998(a)        1998(a)
                                                    ----            ----                 ----          ------         ------
Net sales................................         $124,442       $ 123,907            $ 124,093       $138,289       $510,731
Gross profit.............................           35,203          35,836               35,413         41,162        147,614
Income from operations...................           15,146          16,670               15,610         20,464         67,890
Income before extraordinary charge.......            4,431           5,630                5,485          7,875         23,421
Net income...............................            4,431           5,630                5,485          3,355(b)      18,901(b)
Income per share before extraordinary
   charge................................             0.33            0.42                 0.41           0.58           1.75
Net income per share.....................             0.33            0.42                 0.41           0.25(b)        1.41(b)

                                                                          THREE MONTHS ENDED                       YEAR ENDED
                                                  -------------------------------------------------------------    ----------
                                                  JUNE 30,     SEPTEMBER 29,         DECEMBER 29,      MARCH 31,     MARCH31,
                                                    1996           1996               1996(c, d)       1997(c, d)   1997(c, d)
                                                    ----           ----               ---------        ---------    ---------
Net sales................................         $ 65,735        $ 64,426            $ 103,393      $125,870        $359,424
Gross profit.............................           20,017          19,184               30,104        38,132         107,437
Income from operations...................            8,681           8,910               11,240        16,223          45,054
Income before extraordinary charge.......            5,032           5,211                3,219         4,890          18,352
Net income...............................            5,032           5,211                  118(e)      4,793(e)       15,154(e)
Income per share before extraordinary
   charge................................             0.38            0.39                 0.24          0.37            1.39
Net income per share.....................             0.38            0.39                 0.01(e)       0.36(e)         1.15(e)
--------

(a) Includes the results of operations of Univeyor since its acquisition on January 7, 1998 and related interest on revolver borrowings to finance the acquisition.
(b) Includes extraordinary charges for early debt extinguishment amounting to $4,520 in the quarter ended March 31, 1998, net of the tax effect.
(c) Includes the results of operations of Yale since its acquisition on October 17, 1996, except for the minority interest share of earnings amounting to $323 in the quarter ended December 29, 1996; also reflects the related interest and debt expense on borrowings to finance the acquisition.
(d) Includes the results of operations of Lister since its acquisition on December 19, 1996 and related interest on revolver borrowings to finance the acquisition.
(e) Includes extraordinary charges for early debt extinguishment amounting to $3,101 and $97 in the quarters ended December 29, 1996 and March 31, 1997, respectively, net of the tax effect.

                          COLUMBUS MCKINNON CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          MARCH 31, 1998, 1997 AND 1996
                              DOLLARS IN THOUSANDS

                                                                           ADDITIONS
                                                                           ---------
                                                          BALANCE AT   CHARGED TO  CHARGED                     BALANCE AT
                                                          BEGINNING    COSTS AND   TO OTHER                      END OF
                       DESCRIPTION                        OF PERIOD     EXPENSES   ACCOUNTS    DEDUCTIONS        PERIOD
                       -----------                        ---------     --------   --------    ----------        ------

Year ended March 31, 1998:
   Deducted from asset accounts:
     Allowance for doubtful accounts                         $ 1,884      $1,381    $ 225(4)    $   968(1)       $ 2,522
     Slow-moving and obsolete inventory                        3,356       1,115      335(4)        641(2)         4,165
     Reserve against non-current receivable                      600          --       --            --              600
                                                             -------      ------    -----       -------          -------
          Total                                              $ 5,840      $2,496    $ 560       $ 1,609          $ 7,287
                                                             =======      ======    =====       =======          =======
   Reserves on balance sheet:
     Accrued general and product liability costs            $ 11,973      $1,522    $  --       $ 1,807(3)       $11,688
                                                            ========      ======    =====       =======          =======

Year ended March 31, 1997:
   Deducted from asset accounts:
     Allowance for doubtful accounts                        $    917       $ 905  $ 1,189(4)    $ 1,127(1)       $ 1,884
     Slow-moving and obsolete inventory                        2,467         325    1,770(4)      1,206(2)         3,356
     Reserve against non-current receivable                      600          --       --            --              600
                                                            --------      ------  -------       -------          -------
          Total                                             $  3,984      $1,230  $ 2,959       $ 2,333          $ 5,840
                                                            ========      ======  =======       =======          =======
   Reserves on balance sheet:
     Accrued general and product liability costs            $  7,110      $1,775  $ 3,806(4)    $   718(3)       $11,973
                                                            ========      ======  =======       =======          =======


Year ended March 31, 1996:
   Deducted from asset accounts:
     Allowance for doubtful accounts                        $    537      $  358    $ 289(4)    $   267(1)       $   917
     Slow-moving and obsolete inventory                        1,815         487      370(4)        205(2)         2,467
     Reserve against non-current receivable                       --         600       --            --              600
                                                            --------      ------    -----       -------          -------
          Total                                             $  2,352      $1,445    $ 659       $   472          $ 3,984
                                                            ========      ======    =====       =======          =======
   Reserves on balance sheet:
     Accrued general and product liability costs            $  5,758      $1,555    $  --       $   203(3)       $ 7,110
                                                            ========      ======    =====       =======          =======
--------

(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventory disposals
(3)  Insurance  claims  and  expenses  paid
(4)  Reserves  at date of acquisition of subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The  information   regarding   Directors  and  Executive  Officers  of  the
Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1998.


ITEM 11.       EXECUTIVE COMPENSATION

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1998.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1998.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1998.



                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS:

         The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

     REFERENCE                                                          PAGE NO.
     ---------                                                          --------

          Report of Independent Auditors                                   27

          Consolidated balance sheets - March 31, 1998 and 1997            28

          Consolidated  statements of income - Years ended
          March 31, 1998, 1997 and 1996                                    29

          Consolidated  statements of  shareholders'  equity
          - Years ended March 31, 1998, 1997 and 1996                      30

          Consolidated  statements  of cash flows - Years
          ended March 31, 1998, 1997 and 1996                              31

          Notes to consolidated financial statements                     32 - 52

(a)(2)   FINANCIAL STATEMENT SCHEDULE:                                  PAGE NO.
         -----------------------------                                  --------

          Report of Independent Auditors                                   27

          Schedule II - Valuation and qualifying accounts                  53

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   EXHIBITS:

EXHIBIT
NUMBER

2.1 Agreement and Plan of Merger dated August 24, 1996 among Columbus McKinnon Corporation, L Acquisition Corporation and Spreckels Industries, Inc. (known as Yale International, Inc.) (incorporated by reference to Exhibit (c)(1) to the Company's Tender Offer Statement on
          Schedule 14D-1 dated August 30, 1996).

2.2 Offer to Purchase by L Acquisition Corporation dated August 30, 1997, as revised (incorporated by reference to Exhibit (a)(1) to the Company's Tender Offer Statement on Schedule 14D-1 dated August 30, 1997, as amended by Amendment No. 1 dated September 18, 1996, Amendment No. 2 dated September 27, 1996, Amendment No. 3 dated October 4, 1996, Amendment No. 4 dated October 9, 1996 Amendment No. 5 dated October 13, 1996 and Amendment No. 6 dated October 17, 1996).

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

3.2 Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

4.1       Specimen  Common  Share  Certificate  (incorporated  by  reference  to
          Exhibit 4.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

4.2 Rights Agreement, dated as of October 20, 1997, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated October 27, 1997).

4.3 Indenture among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and State Street Bank and Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 9, 1998).

4.4 Supplemental Indenture among LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc., Mechanical Products, Inc., Minitec Corporation and State Street Bank and Trust Company, N.A., as trustee, dated March 31, 1998 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on form 8-K dated April 9, 1998).

4.5 A/B Registration Rights Agreement among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and Bear, Stearns & Co., Inc. and Goldman, Sachs & Co., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 9, 1998).

10.1 Stock Purchase Agreement by and among Columbus McKinnon Corporation and all of the shareholders of LTI Holdings, Inc., dated as of November 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.2 Amended and Restated Term Loan Agreement by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr., as Trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated March 31, 1993 (incorporated by reference to Exhibit
          10.2 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.3 Amendment No. 1 to Amended and Restated Term Loan Agreement, dated March 31, 1993, by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated October 27, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
          1995).

10.4 Amendment No. 2 to Amended and Restated Term Loan Agreement by and among Fleet Bank, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated November 2, 1995 (incorporated by reference to
          Exhibit 10.4 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.5 Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 27, 1994 (incorporated by reference to
          Exhibit 10.5 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.6 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit
          10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.7 Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank, and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 9, 1998).

10.8 Series Lease, dated as of November 1, 1993, between Town of Amherst Industrial Development Agency as Lessor and Columbus McKinnon Corporation as Lessee (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.9 Lease Agreement between Warehouse Associates of Texas, as lessor, and Columbus McKinnon Corporation, as lessee, dated February 8, 1994 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
          1995).

10.10 Real Estate Lease between C.M. Realty Company, as lessor, and Columbus McKinnon Corporation, as lessee, dated April 5, 1993 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.11 Lease between Grub & Ellis Industrial Properties Fund II as lessor, and Columbus McKinnon Corporation, as lessee, dated June 19, 1992 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
          1995).

10.12 Second Amendment to Lease by and between Adaya Asset Archibald, L.P. (as transferee of Crow-Eaves-Ontario #1 Limited Partnership), as Landlord, and Columbus McKinnon, as Tenant, dated October 27, 1994; Amendment to Lease Agreement by and between Crow-Eaves-Ontario #1 Limited Partnership, dated October 1, 1989; Lease Agreement by and between Crow-Eaves-Ontario Limited Partnership and Columbus McKinnon Corporation (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.13 Lease dated September 10, 1986 between Lift-Tech International Cranes & Hoists, Inc. as lessee and 638037 Ontario Limited, as lessor as assigned to Lift-Tech International Cranes & Hoists Ltd. by Assignment of Lease dated April 1, 1991 (incorporated by reference to Exhibit
          10.21 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.14 Lease between Atlanta Structures L.P., as lessor and Lift-Tech International, Inc., as lessee, dated September 1, 1995. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.15 Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989 (incorporated by reference to
          Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.16    Amendment No. 1 to the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.17 Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit
          10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.18 Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.19 Columbus McKinnon Corporation 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
          1995).

*10.20 Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.21 Columbus McKinnon Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
          1995).

*10.22 Columbus McKinnon Corporation Thrift [401(k) Plan] 1989 Restatement Effective January 1, 1989 (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.23 Amendment No. 1 to Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1989 (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.24 Columbus McKinnon Corporation Thrift [401(k)] Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to
          Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.25 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Tax Reform Restatement Effective April 1, 1989 (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.26 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.27 Columbus McKinnon Corporation Description of Corporate Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
          1995).

*10.28 Amendment No. 1 to the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 27, 1996 (incorporated by reference to Exhibit 10.37 to the Company's annual report on Form 10-K dated June 27, 1997).

*10.29 Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to
          Exhibit 10.38 to the Company's annual report on Form 10-K dated June 27, 1997).

*10.30 Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to
          Exhibit 10.39 to the Company's annual report on Form 10-K dated June 27, 1997).

*10.31 Amendment No. 2 to the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 27, 1996 (incorporated by reference to Exhibit 10.40 to the Company's annual report on Form 10-K dated June 27, 1997).

*10.32    Amendment No. 4 of the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on form 10-Q for the quarterly period ended September 30, 1996.)

*#10.33 Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Herbert P. Ladds, Jr., Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Ivan E. Shawvan, Jr., Karen L. Howard, Lois H. Demler and Timothy R. Harvey.

10.34 Stock Purchase Agreement, dated as of March 11, 1998, among Columbus McKinnon Corporation and the shareholders of LICO, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 9, 1998).

*#10.35 Amendment No. 3 to the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 27, 1998.

*#10.36   Amendment  No.  2  to  the  Columbus  McKinnon   Corporation   Monthly
          Retirement Benefit Plan, dated March 13, 1998.

*#10.37   Amendment No. 5 to the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997.

*#10.38 Amendment No. 6 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998.

#21.1     Subsidiaries of the Registrant.

#23.1     Consent of Ernst & Young LLP.

#27.1     Financial Data Schedule

#99.1 Form 11-K Columbus McKinnon Corporation Employee Stock Ownership Plan Annual Report for the year ended March 31, 1998.


--------------------------------
* Indicates a management contract or compensation plan or arrangement. # Filed herewith

(b)      Reports on Form 8-K:

         During the fourth quarter of fiscal 1998, the Company filed a current Report on form 8-K dated March 23, 1998 announcing that it had entered into a definitive purchase agreement in connection with its acquisition of LICO, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buffalo, State of New York on June 29, 1998.


                                       COLUMBUS McKINNON CORPORATION

                                       By:  /S/   HERBERT P. LADDS, JR.
                                            ---------------------------
                                                  Herbert P. Ladds, Jr.
                                            Chairman of the Board of Directors
                                               and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          SIGNATURE                   TITLE                            DATE
          ---------                   -----                            ----

/s/ Herbert P. Ladds, Jr.     Chairman of the Board of Directors   June 29, 1998
    -----------------------
    Herbert P. Ladds, Jr.      (Principal Executive Officer)

/s/ Timothy T. Tevens         President, Chief Operating Officer   June 29, 1998
    -----------------------
    Timothy T. Tevens          and Director

/s/ Robert L. Montgomery, Jr. Executive Vice President, Chief      June 29, 1998
    -----------------------
    Robert L. Montgomery, Jr. Financial Officer and Director
                              (Principal Financial Officer
                               and Principal Accounting Officer)

/s/ Edward W. Duffy           Director                             June 29, 1998
    -----------------------
    Edward W. Duffy

/s/ Randolph A. Marks         Director                             June 29, 1998
    -----------------------
    Randolph A. Marks

/s/ L. David Black            Director                             June 29, 1998
    -----------------------
    L. David Black