Form 10-Q
period 1998-06-28
COLUMBUS MCKINNON CORP; LICO INC; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 1998-08-12
CIK 1005229, 1062619, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 28, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to
                              -----------  ------------

Commission File Number: 0-27618
                        -------

     Columbus McKinnon Corporation
---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     New York                             16-0547600
-------------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S.  Employer Identification No.)
     incorporation or organization)

     140 John James Audubon Parkway, Amherst, NY       14228-1197
-------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip code)

     (716) 689-5400
-------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The  number  of  shares of common  stock  outstanding  as of July 31,  1998 was:
13,756,858 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS McKINNON CORPORATION
                                  JUNE 28, 1998


                                                                      Page #
                                                                      ------

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

          Condensed  consolidated  balance  sheets -
           June 28, 1998 and March 31, 1998                                 2

          Condensed consolidated statements of income and
           retained earnings - Three months ended June 28, 1998
           and June 29, 1997                                                3

          Condensed consolidated statements of cash flows -
           Three months ended June 28, 1998 and June 29, 1997               4

          Condensed consolidated statements of comprehensive
           income - Three months ended June 28, 1998 and June 29, 1997      5

          Notes to condensed consolidated financial statements -
           June 28, 1998                                                    6

Item 2.   Management's  Discussion and Analysis of Results of Operations
           and Financial Condition                                         11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                16

Item 2.   Changes in Securities - none.                                    16

Item 3.   Defaults upon Senior Securities - none.                          16

Item 4.   Submission of Matters to a Vote of Security Holders - none.      16

Item 5.   Other Information - none.                                        16

Item 6.   Exhibits and Reports on Form 8-K                                 16

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS McKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                         June 28,      March 31,
                                                           1998          1998
                                                         --------      ---------
                                                               (In thousands)
ASSETS:
Current assets:
  Cash and cash equivalents                              $  4,548     $  22,841
  Trade accounts receivable                               131,909       113,509
  Unbilled revenues                                        19,891        19,634
  Inventories                                             105,566       107,673
  Net assets held for sale                                 10,429        10,396
  Prepaid expenses                                          6,856         9,969
                                                          -------       -------
Total current assets                                      279,199       284,022
Net property, plant, and equipment                         81,059        81,927
Goodwill and other intangibles, net                       365,444       368,137
Marketable securities                                      17,691        16,665
Deferred taxes on income                                    7,895         7,534
Other assets                                                6,649         5,463
                                                          -------       -------
Total assets                                             $757,937      $763,748
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Notes payable to banks                                 $  1,516      $  2,801
  Trade accounts payable                                   42,415        53,901
  Excess billings                                           1,808         3,290
  Accrued liabilities                                      47,527        43,065
  Current portion of long-term debt                         1,412         1,456
                                                          -------       -------
Total current liabilities                                  94,678       104,513
Senior debt, less current portion                         247,400       247,388
Subordinated debt                                         199,468       199,468
Other non-current liabilities                              44,264        45,857
                                                          -------       -------
Total liabilities                                         585,810       597,226
Shareholders' equity:
  Common stock                                                137           137
  Additional paid-in capital                               96,961        96,544
  Retained earnings                                        81,330        76,187
  ESOP debt guarantee                                      (2,984)       (3,203)
  Unearned restricted stock                                  (466)         (538)
  Total accumulated other comprehensive income (loss)      (2,851)       (2,605)
                                                          -------       -------
Total shareholders' equity                                172,127       166,522
                                                          -------       -------
Total liabilities and shareholders' equity               $757,937      $763,748
                                                         ========      ========
See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                            Three Months Ended
                                                            ------------------
                                                          June 28,      June 29,
                                                           1998           1997
                                                          --------      --------
                                                          (In thousands, except
                                                               per share data)


Net sales                                                $170,503      $124,442
Cost of products sold                                     127,049        89,239
                                                          -------       -------
Gross profit                                               43,454        35,203

Selling expenses                                           12,480        11,165
General and administrative expenses                         6,896         6,343
Amortization of intangibles                                 3,760         2,549
                                                          -------       -------
                                                           23,136        20,057
                                                          -------       -------

Income from operations                                     20,318        15,146
Interest and debt expense                                   8,618         6,525
Interest and other income                                     372           316
                                                          -------       -------
Income before income taxes                                 12,072         8,937
Income tax expense                                          5,989         4,506
                                                          -------       -------
Net income                                                  6,083         4,431
Retained earnings - beginning of period                    76,187        60,999
Cash dividends of $0.07 per share                            (940)         (933)
                                                          -------       -------
Retained earnings - end of period                         $81,330       $64,497
                                                          =======       =======

Earnings per share data, both basic and diluted             $0.45         $0.33
                                                            =====         =====

See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                            ------------------
                                                         June 28,       June 29,
                                                           1998           1997
                                                         --------       --------
                                                               (In thousands)
OPERATING ACTIVITIES:
Net income                                               $  6,083      $  4,431
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             6,604         4,760
  Other                                                       815           (79)
  Changes in operating assets and liabilities net
   of effects from businesses purchased:
    Trade accounts receivable                             (18,401)       (2,908)
    Unbilled revenues and excess billings                  (1,739)           -
    Inventories                                             2,107         1,609
    Prepaid expenses                                         (214)        2,628
    Other assets                                             (436)         (226)
    Trade accounts payable                                (11,486)       (5,438)
    Accrued and non-current liabilities                     5,035         3,620
                                                          -------        ------
Net cash (used in) provided by operating activities       (11,632)        8,397
                                                          -------        ------

INVESTING ACTIVITIES:
Purchase of marketable securities, net of sales            (1,055)         (927)
Capital expenditures                                       (1,976)       (1,509)
Other                                                        (337)         (368)
                                                          -------        ------
Net cash used in investing activities                      (3,368)       (2,804)
                                                          -------        ------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements     (1,285)       (1,433)
Repayment of debt                                             (32)         (867)
Dividends paid                                               (940)         (933)
Reduction of ESOP debt guarantee                              219           407
Other                                                        (841)           -
                                                          -------        ------
Net cash used in financing activities                      (2,879)       (2,826)
Effect of exchange rate changes on cash                      (414)         (595)
                                                          -------        ------
Net increase in cash and cash equivalents                 (18,293)        2,172
Cash and cash equivalents at beginning of period           22,841         8,907
                                                          -------        ------
Cash and cash equivalents at end of period                $ 4,548       $11,079
                                                          =======       =======

See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           Three Months Ended
                                                           ------------------
                                                         June 28,       June 29,
                                                          1998            1997
                                                         --------       --------
                                                              (In thousands)

Net income                                               $  6,083      $  4,431
                                                         --------      --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                   (217)         (738)
  Unrealized gains on investments:
    Unrealized holding gains arising during the period         47           497
    Less:  reclassification adjustment for gains
           included in net income                             (76)          (89)
                                                         --------      --------
                                                              (29)          408
                                                         --------      --------
Total other comprehensive income (loss)                      (246)         (330)
                                                         --------      --------
Comprehensive income                                     $  5,837      $  4,101
                                                         ========      ========

See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS McKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 1998


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 28, 1998, and the results of its operations and its cash flows for the three month period ended June 28, 1998 and June 29, 1997, have been included. Results for the period ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1998.


2.   Inventories consisted of the following:
                                                 June 28,      March 31,
                                                   1998          1998
                                                 --------      ---------
                                                     (in thousands)
     At cost - FIFO basis:
        Raw materials                           $  47,185     $  52,158
        Work-in-process                            20,511        22,188
        Finished goods                             42,040        37,089
                                                 --------      --------
                                                  109,736       111,435
     LIFO cost less than FIFO cost                 (4,170)       (3,762)
                                                 --------      --------
                                                $ 105,566     $ 107,673
                                                =========     =========

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


3. Property, plant, and equipment is net of $33,720,000 and $30,876,000 of accumulated depreciation at June 28, 1998 and March 31, 1998, respectively.

4. Goodwill and other intangibles, net includes $18,739,000 and $14,979,000 of accumulated amortization at June 28, 1998 and March 31, 1998, respectively.

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


7. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:



                                                           Three Months Ended
                                                           ------------------
                                                         June 28,       June 29,
                                                           1998           1997
                                                         --------       --------

     Numerator for basic and diluted earnings per share:
       Income before extraordinary charge              $6,083,000    $4,431,000
                                                       ==========    ==========

     Denominators:
       Weighted-average common stock outstanding -
         denominator for basic EPS                     13,432,000    13,328,000

       Effect of dilutive employee stock options           87,000        27,000
                                                       ----------    ----------

       Adjusted weighted-average common stock
         outstanding and assumed conversions -
         denominator for diluted EPS                   13,519,000    13,355,000
                                                       ==========    ==========


8. Income tax expense for the three month periods ended June 28, 1998 and June 29, 1997 exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $3,760,000, and $2,549,000, respectively.

9. On March 31, 1998 the Company acquired all of the outstanding stock of LICO, Inc. ("LICO"), a leading designer, manufacturer and installer of custom conveyor and automated material handling systems primarily for the automotive industry and, to a lesser extent, the steel and other industrial markets. The total cost of the acquisition, which was accounted for as a purchase, was approximately $155 million of cash, which was financed by proceeds from the Company's new revolving debt facility and a private placement of senior subordinated notes, both of which also closed effective March 31, 1998.

     On January 7, 1998 the Company acquired all of the outstanding stock of Univeyor A/S ("Univeyor"), a Denmark-based designer, manufacturer and distributor of automated material handling systems, and has accounted for the acquisition as a purchase. The cost of the acquisition was approximately $15 million of cash financed by the Company's revolving debt facility, plus certain debt.

     The following table presents pro forma summary information for the three month period ended June 29, 1997 as if the LICO and Univeyor acquisitions and related borrowings had occurred as of April 1, 1997, which is the beginning of fiscal 1998. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                     Three Months Ended
                                                     ------------------
                                                       June 29, 1997
                                                       -------------
                                          (In thousands,  except per share data)
     Pro forma:
         Net sales                                       $  155,040
         Income from operations                              15,814
         Net income                                           3,148
         Earnings per share, both basic and diluted            0.24


10. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors) of the 8.5% senior subordinated notes follows:



                                                               Domestic      Foreign     Elimina-   Consoli-
(In thousands)                                      Parent   Subsidiaries  Subsidiaries   tions      dated
                                                  ------------------------------------------------------------
AS OF JUNE 28, 1998
Current assets:
 Cash and cash equivalents                        $    6,367  $     (3,200)  $    1,381 $        -  $   4,548
 Trade accounts receivable                            52,143        61,892       17,874          -    131,909
 Unbilled revenues                                         -        19,891            -          -     19,891
 Inventories                                          44,988        37,919       22,840       (181)   105,566
 Other current assets                                  1,981        11,647        3,657          -     17,285
                                                  ------------------------------------------------------------
  Total current assets                               105,479       128,149       45,752       (181)   279,199
Net property, plant, and equipment                    33,707        31,295       16,057          -     81,059
Goodwill and other intangibles, net                   44,079       273,026       48,339          -    365,444
Intercompany                                         241,610      (407,481)     (62,640)   228,511         (0)
Other assets                                         218,964       166,924       (1,657)  (351,996)    32,235
                                                  ------------------------------------------------------------
  Total assets                                    $  643,839  $    191,913   $   45,851 $ (123,666) $ 757,937
                                                  ============================================================

Current liabilities                               $   37,442  $     40,374   $   17,813 $     (951) $  94,678
Long-term debt, less current portion                 443,921           483        2,464          -    446,868
Other non-current liabilities                         11,373        30,161        2,730          -     44,264
                                                  ------------------------------------------------------------
  Total liabilities                                  492,736        71,018       23,007       (951)   585,810

Shareholders' equity                                 151,103       120,895       22,844   (122,715)   172,127
                                                  ------------------------------------------------------------
  Total liabilities and shareholders' equity      $  643,839  $    191,913   $   45,851 $ (123,666) $ 757,937
                                                  ============================================================

FOR THE THREE MONTHS ENDED JUNE 28, 1998
Net sales                                          $  66,761     $  82,100    $  24,759 $   (3,117) $ 170,503
Cost of products sold                                 47,435        64,782       17,949     (3,117)   127,049
                                                  ------------------------------------------------------------
Gross profit                                          19,326        17,318        6,810          -     43,454
                                                  ------------------------------------------------------------
Selling, general and administrative expenses           8,663         6,187        4,526          -     19,376
Amortization of intangibles                              488         2,745          527          -      3,760
                                                  ------------------------------------------------------------
                                                       9,151         8,932        5,053          -     23,136
                                                  ------------------------------------------------------------
Income from operations                                10,175         8,386        1,757          -     20,318
Interest and debt expense                              8,463            27          128          -      8,618
Interest and other income                                469            29         (126)         -        372
                                                  ------------------------------------------------------------
Income before income taxes                             2,181         8,388        1,503          -     12,072
Income tax expense                                     1,065         4,121          803          -      5,989
                                                  ------------------------------------------------------------
Net income                                         $   1,116     $   4,267    $     700 $        - $    6,083
                                                  ============================================================

FOR THE THREE MONTHS ENDED JUNE 28, 1998
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
  activities                                       $  (7,188)     $ (3,462)   $  (1,011) $      29 $  (11,632)
                                                  ------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                (1,055)            -            -          -     (1,055)
Capital expenditures                                  (1,515)         (169)        (292)         -     (1,976)
Other                                                      -          (337)           -          -       (337)
                                                  ------------------------------------------------------------
Net cash used in investing activities                 (2,570)         (506)        (292)         -     (3,368)
                                                  ------------------------------------------------------------

FINANCING ACTIVITIES:
Net payments under revolving
  line-of-credit agreements                                -             -       (1,285)         -     (1,285)
Repayment of debt                                       (304)            -          272          -        (32)
Dividends paid                                          (940)            -            -          -       (940)
Other                                                   (622)            -            -          -       (622)
                                                  ------------------------------------------------------------
Net cash used in financing activities                 (1,866)            -       (1,013)         -     (2,879)
                                                  ------------------------------------------------------------
Effect of exchange rate changes on cash                    -             -         (385)       (29)      (414)
                                                  ------------------------------------------------------------
Net change in cash and cash equivalents              (11,624)       (3,968)      (2,701)         -    (18,293)
Cash and cash equivalents at beginning of period      17,991           768        4,082          -     22,841
                                                  ------------------------------------------------------------
Cash and cash equivalents at end of period         $   6,367      $ (3,200)   $   1,381  $       - $    4,548
                                                  ============================================================

11. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which the Company has adopted for the interim reporting period ending June 28, 1998. Statement No. 130 establishes new rules for reporting and display of comprehensive income and its components. This includes unrealized gains and losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which previously were reported in shareholders' equity and will now be included and disclosed in total comprehensive income. Compliance with this Statement does not impact financial position, net income or cash flows.

     The FASB also issued FAS Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which the Company will adopt for the year ended March 31, 1999. Statement No. 131 superseded FAS Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 establishes new standards for determining segment criteria and annual and interim reporting of that data. It also establishes new disclosures about products, geographic areas and major customers. Currently, the company reports one operating segment under Statement No. 14 and, while the impact of compliance with Statement No. 131 has not yet been determined, the Company may be required to report at least two segments upon its adoption.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Excluding the recent acquisitions of LICO and Univeyor on March 31, 1998 and January 7, 1998, respectively, the Company's products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers and other end-users. Commercial distribution channels include general distributors, specialty distributors, service-after-sale distributors and original equipment manufacturers ("OEMs"). The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Company products are also sold to OEMs, and to the U.S. and Canadian governments. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. LICO and Univeyor sales are made primarily to end-users. LICO's sales are concentrated in the domestic automotive industry and, to a lesser extent, the steel, construction and other industrial markets. Univeyor's sales are made to automotive, consumer products manufacturing, warehousing and other industrial markets, primarily in Europe.

RESULTS OF OPERATIONS

Three Months Ended June 28, 1998 and June 29, 1997
Net sales in the fiscal 1999 quarter ended June 28, 1998 were $170,503,000, an increase of $46,061,000 or 37.0% over the fiscal 1998 quarter ended June 29, 1997. Sales growth during the current quarter was due primarily to the March 1998 LICO acquisition and January 1998 Univeyor acquisition. In addition to the effects of the acquisitions, the Company also experienced increased sales volume in the quarter through certain of its commercial distribution channels due to steady demand in the marketplace. This was offset by softness in the international and consumer market channels. Softness continues to be due to the impact of the Asian economic situation and also due to a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share. In addition, list price increases of approximately 4% were introduced in both December 1997 and November/December 1996 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the commercial and the consumer distribution channel groups were as follows, in thousands of dollars and with percentage changes for each group:

                              Three Months Ended
                              ------------------
                            June 28,        June 29,             Change
                              1998            1997          Amount        %
                            --------       --------         ------       ---
                                   (In thousands, except percentages)
Commercial sales:
    Domestic             $   137,524     $    89,633    $    47,891    53.4
    International             26,517          27,441           (924)   (3.4)
                          ----------      ----------     ----------
                             164,041         117,074         46,967    40.1
Consumer sales                 6,462           7,368           (906)  (12.3)
                          ----------      ----------     ----------
Net sales                $   170,503     $   124,442    $    46,061    37.0
                         ===========     ===========    ===========

The Company's gross profit margins were approximately 25.5% and 28.3% for the fiscal 1999 and 1998 quarters, respectively. The decrease in gross profit margin in the current quarter resulted from the inclusion of the LICO and Univeyor operations. These design and engineer-to-order businesses typically experience gross profit margins of approximately 20%, which is lower than the Company's margins in its product-oriented businesses.

Selling expenses were $12,480,000 and $11,165,000 in the fiscal 1999 and 1998 quarters, respectively. The 1999 expenses were impacted by the addition of LICO and Univeyor activities. As a percentage of consolidated net sales, selling expenses were 7.3%, and 9.0% in the fiscal 1999 and 1998 quarters, respectively. The more favorable percentage in the fiscal 1999 quarter is primarily due to low selling expenses relative to sales for LICO and Univeyor, which is normal for these businesses.

General and administrative expenses were $6,896,000, and $6,343,000 in the fiscal 1999 and 1998 quarters, respectively. The 1999 expenses were impacted by the addition of LICO and Univeyor activities. As a percentage of consolidated net sales, general and administrative expenses were 4.0% and 5.1% in the fiscal 1999 and 1998 quarters, respectively. The improved percentage results from continued integration of acquisitions and the fixed nature of costs in relation to the increased sales.

Amortization of intangibles was $3,760,000 and $2,549,000 in the fiscal 1999 and 1998 quarters, respectively. The fiscal 1999 increase is due to the amortization of goodwill resulting from the acquisitions of LICO and Univeyor.

As a result of the above, income from operations increased $5,173,000 or 34.2% in the fiscal 1999 quarter, compared to the fiscal 1998 quarter. This is based on income from operations of $20,319,000 and $15,146,000 or 11.9% and 12.2% as a percentage of consolidated net sales in the fiscal 1999 and 1998 quarters, respectively.

Interest and debt expense was $8,618,000, and $6,525,000 in the fiscal 1999 and 1998 quarters, respectively. The fiscal 1999 increase is primarily due to debt incurred to finance the LICO acquisition. As a percentage of consolidated net sales, interest and debt expense was 5.1%, and 5.2% in the fiscal 1999 and 1998 quarters, respectively.

Interest and other income was $372,000, and $316,000 in the fiscal 1999 and 1998 quarters, respectively. The fiscal 1999 increase is due to increases in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims.

Income taxes as a percentage of income before income taxes were 49.6%, and 50.4% in the fiscal 1999 and 1998 quarters, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

As a result of the above, net income increased $1,652,000 or 37.3% for the quarter. As a percentage of consolidated net sales, net income was 3.6% in both the fiscal 1999 and 1998 quarters.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1998, the Company acquired all of the outstanding stock of LICO for approximately $155 million in cash, which was financed by proceeds from the Company's new revolving credit facility ("1998 Revolving Credit Facility") and a private placement of senior subordinated notes ("8.5% Notes"), both of which also closed effective March 31, 1998. The Company's previously existing Term Loan A, Term Loan B and revolving credit facility were repaid and retired on March 31, 1998.

On January 7, 1998, the Company acquired all of the outstanding stock of Univeyor for approximately $15 million of cash financed by the Company's revolving credit facility, plus the assumption of certain debt.

The new 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $240 million was outstanding at June 28, 1998. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, revised to 112.5 basis points effective July 20, 1998. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables and subsidiary stock (limited to 65% for foreign subsidiaries). To manage its exposure to interest rate fluctuations, the Company has interest rate swaps and caps.

The senior subordinated 8.5% Notes issued on March 31, 1998 amounted to $199,468,000, net of original issue discount of $532,000 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1,902,000 of proceeds from rate hedging in advance of the
placement.   Provisions  of  the  8.5%  Notes   include,   without   limitation,
restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8.5% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined). On or after April 1, 2003 they are redeemable at prices declining annually from 108.5% to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes at a redemption price of 108.5% with the proceeds of equity offerings, subject to certain restrictions. In the event of a Change in Control (as defined), each holder of the 8.5% Notes may require the Company to repurchase all or a portion of such holder's 8.5% Notes at a purchase price equal to 101% of the principal amount thereof. The 8.5% Notes are not subject to any sinking fund requirements.

The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures and business acquisitions for the next twelve months.

Net cash used in operating activities was $11,630,000 for the three months ended June 28, 1998 while net cash provided by operating activities was $8,397,000 for the three months ended June 28, 1998. The $20,027,000 change is primarily due to changes in working capital, reflecting fluctuations in the working capital needs of LICO.

Net cash used in investing activities increased to $3,368,000 for the three months ended June 28, 1998 from $2,804,000 for the three months ended June 29, 1997. The $564,000 increase is due primarily to higher capital expenditures.

Net cash used in financing activities increased to $2,879,000 for the three months ended June 28, 1998 from $2,826,000 for the three months ended June 29, 1997. The $53,000 increase is primarily due to activities associated with the LICO and Univeyor acquisitions.

CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 28, 1998 and June 29, 1997 were $1,976,000 and $1,509,000, respectively.

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

YEAR 2000 CONVERSIONS

The Company's corporate-wide Year 2000 initiative is being managed by a team of internal staff and administered by an outside consultant. The Company has completed the assessment phase of its Year 2000 compliance project and is currently working on remediation of affected components.

The Company has determined that it needs to modify significant portions of its corporate business information software so that its computer system will function properly with respect to dates in the year 2000 and beyond. Both internal and external resources have been dedicated to assessing and converting, or replacing, various programs to make them Year 2000 compliant. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has completed a corporate-wide assessment of the Year 2000 readiness of microprocessor controlled equipment such as robotics, CNC machines, and security and environmental systems. Any necessary upgrades to ensure Year 2000 readiness are expected to be in place by the end of December 1998.

The Company has initiated communications with its suppliers and customers to determine the extent to which systems, products or services are vulnerable to failure should those third parties fail to remediate their own Year 2000 issues. While we believe that our Year 2000 compliance plan adequately addresses potential Year 2000 concerns and to date no significant Year 2000 issues have been identified with our suppliers and customers, there can be no guarantee that the systems of other companies on which our operations rely will be compliant on a timely basis and will not have an effect on our operations.

The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which the Company has adopted for the interim reporting period ending June 28, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. This includes unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which previously were reported in shareholders' equity, and will be included and disclosed in total comprehensive income. Compliance with this Statement does not impact financial position, net income or cash flows.

The FASB also issued FAS Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which the Company will adopt for the year ended March 31, 1999. Statement No. 131 superseded FAS Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 establishes new standards for determining segment criteria and annual and interim reporting of that data. It also establishes new disclosures about products, geographic areas and major customers. Currently, the Company reports one operating segment under Statement No. 14 and, while the impact of compliance with Statement No. 131 has not yet been determined, the Company may be required to report at least two segments upon its adoption.

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

           Exhibit 99.1 - Management EVA(R) Incentive Compensation Plan

       There are no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COLUMBUS McKINNON CORPORATION
                                  -----------------------------
                                           (Registrant)






Date: August 12, 1998             /s/ Robert L. Montgomery, Jr.
      ---------------             -----------------------------------------
                                  Robert L. Montgomery, Jr.
                                  Executive Vice President and
                                  Chief Financial Officer (Principal Financial
                                   Officer)