Form 10-Q
period 1998-09-27
COLUMBUS MCKINNON CORP; LICO INC; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 1998-11-12
CIK 1005229, 1062619, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 27, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                              ---------------------  -----------------

Commission File Number:       0-27618
                              -------

      COLUMBUS MCKINNON CORPORATION
------------------------------------------------------------------
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


-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common  stock  outstanding  as of October  30, 1998 was:
13,768,358 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                               SEPTEMBER 27, 1998


                                                                         PAGE #
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

          Condensed consolidated balance sheets -
           September 27, 1998 and March 31, 1998                              2

          Condensed consolidated statements of income and
           retained earnings - Three months and six months
           ended September 27, 1998 and September 28, 1997                    3

          Condensed consolidated statements of cash flows -
           Six months ended September 27, 1998 and September 28, 1997         4

          Condensed consolidated statements of comprehensive income -
           Three months and six months ended September 27, 1998
           and September 28, 1997                                             5

          Notes to condensed consolidated financial statements -
           September 27, 1998                                                 6

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           11


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 17

Item 2.    Changes in Securities - none.                                     17

Item 3.    Defaults upon Senior Securities - none.                           17

Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 5.    Other Information - none.                                         17

Item 6.    Exhibits and Reports on Form 8-K                                  17

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)


                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       SEPTEMBER 27,   MARCH 31,
                                                           1998          1998
                                                         --------      --------
                                                             (IN THOUSANDS)
ASSETS:
Current assets:
  Cash and cash equivalents                                $ 17,132    $ 22,841
  Trade accounts receivable                                 131,233     113,509
  Unbilled revenues                                          16,659      19,634
  Inventories                                               103,885     107,673
  Net assets held for sale                                    8,993      10,396
  Prepaid expenses                                            6,711       9,969
                                                           --------    --------
Total current assets                                        284,613     284,022
Net property, plant, and equipment                           80,747      81,927
Goodwill and other intangibles, net                         355,977     368,137
Marketable securities                                        15,980      16,665
Deferred taxes on income                                      6,859       7,534
Other assets                                                  8,697       5,463
                                                           --------    --------
Total assets                                               $752,873    $763,748
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Notes payable to banks                                   $  2,660    $  2,801
  Trade accounts payable                                     39,381      53,901
  Excess billings                                             4,853       3,290
  Accrued liabilities                                        45,987      43,065
  Current portion of long-term debt                           1,425       1,456
                                                           --------    --------
Total current liabilities                                    94,306     104,513
Senior debt, less current portion                           244,270     247,388
Subordinated debt                                           199,468     199,468
Other non-current liabilities                                37,843      45,857
                                                           --------    --------
Total liabilities                                           575,887     597,226
Shareholders' equity:
  Common stock                                                  137         137
  Additional paid-in capital                                 97,248      96,544
  Retained earnings                                          85,473      76,187
  ESOP debt guarantee                                        (2,767)     (3,203)
  Unearned restricted stock                                    (394)       (538)
  Total accumulated other comprehensive income (loss)        (2,711)     (2,605)
                                                           --------    --------
Total shareholders' equity                                  176,986     166,522
                                                           --------    --------
Total liabilities and shareholders' equity                 $752,873    $763,748
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.


                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)





                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     ------------------                 ----------------
                                                SEPTEMBER 27,    SEPTEMBER 28,     SEPTEMBER 27,      SEPTEMBER 28,
                                                      1998             1997              1998               1997
                                                      ----             ----              ----               ----
                                                              (IN THOUSANDS, EXCEPT  PER SHARE DATA)



Net sales                                            $168,634         $123,907          $339,138           $248,349
Cost of products sold                                 126,234           88,071           253,283            177,310
                                                      -------          -------           -------            -------
Gross profit                                           42,400           35,836            85,855             71,039
                                                      -------          -------           -------            -------

Selling expenses                                       12,461           10,628            24,941             21,793
General and administrative expenses                     7,213            5,993            14,109             12,336
Amortization of intangibles                             3,847            2,545             7,607              5,094
                                                      -------          -------           -------            -------
                                                       23,521           19,166            46,657             39,223
                                                      -------          -------           -------            -------

Income from operations                                 18,879           16,670            39,198             31,816
Interest and debt expense                               8,978            5,910            17,596             12,435
Interest and other income                                 262              328               633                644
                                                      -------          -------           -------            -------
Income before income taxes                             10,163           11,088            22,235             20,025
Income tax expense                                      5,078            5,458            11,066              9,964
                                                      -------          -------           -------            -------
Net income                                              5,085            5,630            11,169             10,061
Retained earnings - beginning of period                81,330           64,497            76,187             60,999
Cash dividends of $0.07, $0.07, $0.14 and
   $0.14 per share                                       (942)            (933)           (1,883)            (1,866)
                                                      -------          -------           -------            -------
Retained earnings - end of period                     $85,473          $69,194           $85,473            $69,194
                                                      =======          =======           =======            =======

Earnings per share data, both basic and diluted:        $0.38            $0.42             $0.83              $0.75
                                                        =====            =====             =====              =====

See accompanying notes to condensed consolidated financial statements.



                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                             SEPTEMBER 27,      SEPTEMBER 28,
                                                                                  1998               1997
                                                                                  ----               ----
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                                       $  11,169           $ 10,061
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                     13,231              9,539
  Other                                                                              1,166                347
  Changes in operating assets and liabilities net
   of effects from businesses purchased and sold:
    Trade accounts receivable                                                      (18,940)            (4,906)
    Unbilled revenues and excess billings                                            4,538                -
    Inventories                                                                      1,656                210
    Prepaid expenses                                                                   (67)               769
    Other assets                                                                      (367)              (284)
    Trade accounts payable                                                         (14,231)            (4,900)
    Accrued and non-current liabilities                                              4,072              5,132
                                                                                 ---------           --------
Net cash provided by operating activities                                            2,227             15,968
                                                                                 ---------           --------

INVESTING ACTIVITIES:
Purchase of marketable securities, net of sales                                        438             (1,687)
Capital expenditures                                                                (5,363)            (3,280)
Proceeds from sale of businesses                                                     9,301                -
Purchases of businesses, net of cash                                                (7,323)               -
Net assets held for sale                                                             1,403               (324)
Other                                                                                  -                 (148)
                                                                                 ---------           ---------
Net cash used in investing activities                                               (1,544)            (5,439)
                                                                                 ----------          ---------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements                              (2,741)            (1,526)
Repayment of debt                                                                     (549)            (7,093)
Dividends paid                                                                      (1,883)            (1,866)
Reduction of ESOP debt guarantee                                                       436                407
Other                                                                                 (891)              (558)
                                                                                 ----------          ---------
Net cash used in financing activities                                               (5,628)           (10,636)
Effect of exchange rate changes on cash                                               (764)              (730)
                                                                                 ----------          ---------
Net change in cash and cash equivalents                                             (5,709)              (837)
Cash and cash equivalents at beginning of period                                    22,841              8,907
                                                                                 ---------           --------
Cash and cash equivalents at end of period                                       $  17,132           $  8,070
                                                                                 =========           ========

See accompanying notes to condensed consolidated financial statements.



                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      ------------------                  ----------------
                                                SEPTEMBER 27,      SEPTEMBER 28,   SEPTEMBER 27,     SEPTEMBER 28,
                                                    1998               1997            1998              1997
                                                    ----               ----            ----              ----
                                                                           (IN THOUSANDS)

Net income                                         $    5,085         $    5,630      $   11,169        $   10,061
                                                   ----------         ----------      ----------        ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                360               (219)            143              (957)
  Unrealized gains on investments:
    Unrealized holding gains arising during
      the period                                         (268)               304            (221)              801
    Less:  reclassification adjustment for gains
      included in net income                               48               (158)            (28)             (247)
                                                   ----------         ----------      ----------        ----------
                                                         (220)               146            (249)              554
                                                   ----------         ----------      ----------        ----------
Total other comprehensive income (loss)                   140                (73)           (106)             (403)
                                                   ----------         ----------      ----------        ----------
Comprehensive income                               $    5,225         $    5,557      $   11,063        $    9,658
                                                   ==========         ==========      ==========        ==========


See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 1998


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 27, 1998, and the results of its operations and its cash flows for the three and six month periods ended September 27, 1998 and September 28, 1997, have been included. Results for the period ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1998.


2.   Inventories consisted of the following:

                                          SEPTEMBER 27,         MARCH 31,
                                              1998                1998
                                          -------------------------------
                                                   (IN THOUSANDS)
     At cost - FIFO basis:
        Raw materials                      $    47,835        $    52,158
        Work-in-process                         17,401             22,188
        Finished goods                          42,399             37,089
                                           -----------        -----------
                                               107,635            111,435
     LIFO cost less than FIFO cost              (3,750)            (3,762)
                                           -----------        -----------
                                           $   103,885        $   107,673
                                           ===========        ===========

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


3. Property, plant, and equipment is net of $35,722,000 and $30,876,000 of accumulated depreciation at September 27, 1998 and March 31, 1998, respectively.

4. Goodwill and other intangibles, net includes $21,993,000 and $14,979,000 of accumulated amortization at September 27, 1998 and March 31, 1998, respectively.

5. General and Product Liability - Accrued general and product liability costs which are included in other non-current liabilities are the actuarial present value of estimated expenditures based on amounts determined from loss reports and individual cases filed with the Company and an amount, based on past experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

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

6. To manage its exposure to interest rate fluctuations, the Company has interest rate swaps with a notional value of $22 million through January 2, 1999 and $3.5 million from January 2, 1999 through July 2, 2002, both based on LIBOR at 5.9025%. The Company also has LIBOR-based interest rate caps on $40 million of debt through December 16, 1998 and on an additional $49.5 million of debt through December 16, 1999 at 9% and 10%, respectively. Net payments or receipts under the swap and cap agreements are recorded as adjustments to interest expense. The carrying amount of the Company's senior debt instruments approximates the fair values. The Company's subordinated debt has an approximate fair value of $184,000,000, which is less than its carrying amount of $199,468,000.


7. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:



                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        ------------------                  ----------------
                                                  SEPTEMBER 27,     SEPTEMBER 28,      SEPTEMBER 27,   SEPTEMBER 28,
                                                      1998              1997               1998            1997
                                                      ----              ----               ----            ----


Numerator for basic and diluted earnings per share:
  Income before extraordinary charge                 $5,085,000       $5,630,000         $11,169,000    $10,061,000
                                                     ==========       ==========         ===========    ===========

Denominators:
  Weighted-average common stock outstanding -
     denominator for basic EPS                       13,456,000       13,352,000          13,444,000     13,340,000

  Effect of dilutive employee stock options              47,000           53,000              66,000         41,000
                                                     ----------       ----------          ----------     ----------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                     13,503,000       13,405,000          13,510,000     13,381,000
                                                     ==========       ==========          ==========     ==========


8. Income tax expense for the three month periods ended September 27, 1998 and September 28, 1997 and also for the six month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $3,847,000, $2,545,000, $7,607,000, and $5,094,000, respectively.


9. On August 21, 1998 the Company acquired the net assets of the Abell-Howe Crane division ("Abell-Howe") of Abell-Howe Company, a regional manufacturer of jib, gantry, and bridge cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $7 million of cash and was financed by proceeds from the Company's revolving debt facility.

     On August 7, 1998 the Company sold its Mechanical Products division, a producer of circuit protection devices, for $12 million, consisting of $9.6 million of cash and a $2.4 million note receivable, to Mechanical Products' senior management team.

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

     On January 7, 1998 the Company acquired all of the outstanding stock of Univeyor A/S ("Univeyor"), a Denmark-based designer, manufacturer and distributor of automated material handling systems, and has accounted for the acquisition as a purchase. The cost of the acquisition was approximately $15 million of cash financed by the Company's revolving debt facility, plus the assumption of certain debt.

     The following table presents pro forma summary information for the six month periods ended September 27, 1998 and September 28, 1997 as if the Mechanical Products sale, Abell-Howe, LICO and Univeyor acquisitions, and related borrowings had occurred as of April 1, 1997, which is the beginning of fiscal 1998. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                     SIX MONTHS ENDED
                                                     ----------------
                                       SEPTEMBER 27, 1998     SEPTEMBER 28, 1997
                                       ------------------     ------------------
                                         (IN THOUSANDS,  EXCEPT PER SHARE DATA)
     Pro forma:
        Net sales                          $  335,836                 $  322,615
        Income from operations                 38,818                     35,365
        Net income                             11,087                      8,729
        Earnings per share,
          both basic and diluted                 0.82                       0.65


10. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors) of the 8.5% senior subordinated notes follows:



                                                               Domestic      Foreign     Elimina-   Consoli-
(In thousands)                                      Parent   Subsidiaries  Subsidiaries   tions      dated
                                                  ------------------------------------------------------------
AS OF SEPTEMBER 27, 1998
Current assets:
 Cash and cash equivalents                        $   17,038  $     (3,526)  $    3,620 $        -  $  17,132
 Trade accounts receivable                            57,073        56,209       17,951          -    131,233
 Unbilled revenues                                         -        16,659            -          -     16,659
 Inventories                                          46,479        34,806       22,802       (202)   103,885
 Other current assets                                  1,742        10,156        3,806          -     15,704
                                                  ------------------------------------------------------------
  Total current assets                               122,332       114,304       48,179       (202)   284,613
Net property, plant, and equipment                    34,567        29,676       16,504          -     80,747
Goodwill and other intangibles, net                   43,511       263,960       48,506          -    355,977
Intercompany                                         214,865      (380,000)     (64,073)   229,208         (0)
Other assets                                         218,229       161,251       (1,811)  (346,133)    31,536
                                                  ------------------------------------------------------------
  Total assets                                    $  633,504  $    189,191   $   47,305 $ (117,127) $  752,873
                                                  ============================================================


Current liabilities                               $   31,098  $     45,645   $   17,817 $     (254) $  94,306
Long-term debt, less current portion                 441,088           103        2,547          -    443,738
Other non-current liabilities                         10,725        24,103        3,015          -     37,843
                                                  ------------------------------------------------------------
  Total liabilities                                  482,911        69,851       23,379       (254)   575,887

Shareholders' equity                                 150,593       119,340       23,926   (116,873)   176,986
                                                  ------------------------------------------------------------
  Total liabilities and shareholders' equity      $  633,504  $    189,191   $   47,305 $ (117,127) $ 752,873
                                                  ============================================================

FOR THE SIX MONTHS ENDED SEPTEMBER 27, 1998
Net sales                                         $  130,613    $  166,862    $  48,050 $  (6,387)  $ 339,138
Cost of products sold                                 93,092       132,050       34,528    (6,387)    253,283
                                                  ------------------------------------------------------------
Gross profit                                          37,521        34,812       13,522          -     85,855
                                                  ------------------------------------------------------------
Selling, general and administrative expenses          17,372        12,503        9,175          -     39,050
Amortization of intangibles                              976         5,577        1,054          -      7,607
                                                  ------------------------------------------------------------
                                                      18,348        18,080       10,229          -     46,657
                                                  ------------------------------------------------------------
Income from operations                                19,173        16,732        3,293          -     39,198
Interest and debt expense                             17,358            73          165          -     17,596
Interest and other income                                752            50         (169)         -        633
                                                  ------------------------------------------------------------
Income before income taxes                             2,567        16,709        2,959          -     22,235
Income tax expense                                     1,375         8,134        1,557          -     11,066
                                                  ------------------------------------------------------------
Net income                                        $    1,192    $    8,575    $   1,402 $        -  $  11,169
                                                  ============================================================

FOR THE SIX MONTHS ENDED SEPTEMBER 27, 1998
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
  activities                                      $    5,414    $   (4,456)   $   1,219   $     50  $   2,227
                                                  ------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                   438             -            -          -        438
Capital expenditures                                  (3,720)         (449)      (1,194)         -     (5,363)
Proceeds from sale of businesses                       9,390           (89)           -          -      9,301
Purchases of businesses, net of cash                  (7,000)         (323)           -          -     (7,323)
Other                                                      -         1,403            -          -      1,403
                                                  ------------------------------------------------------------
Net cash used in investing activities                   (892)          542       (1,194)         -     (1,544)
                                                  ------------------------------------------------------------

FINANCING ACTIVITIES:
Net payments under revolving
  line-of-credit agreements                           (2,600)            -         (141)         -     (2,741)
Repayment of debt                                       (537)         (380)         368          -       (549)
Dividends paid                                        (1,883)            -            -          -     (1,883)
Other                                                   (455)            -            -          -       (455)
                                                  ------------------------------------------------------------
Net cash used in financing activities                 (5,475)         (380)         227          -     (5,628)
                                                  ------------------------------------------------------------
Effect of exchange rate changes on cash                    -             -         (714)       (50)      (764)
                                                  ------------------------------------------------------------
Net change in cash and cash equivalents                 (953)       (4,294)        (462)         -     (5,709)
Cash and cash equivalents at beginning of period      17,991           768        4,082          -     22,841
                                                  ------------------------------------------------------------
Cash and cash equivalents at end of period        $   17,038    $   (3,526)   $   3,620   $      -  $  17,132
                                                  ============================================================

11. During October 1998 the Company repurchased 479,900 shares of its common stock for a total consideration of $7,682,000. These shares were deposited in the Employee Stock Ownership Plan and are owned by such plan.

12. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which the Company adopted for the interim reporting period ending June 28, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. This includes unrealized gains and losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which previously were reported in shareholders' equity and will now be included and disclosed in total comprehensive income. Compliance with this Statement does not impact financial position, net income or cash flows.

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

Excluding the recent acquisitions of LICO and Univeyor on March 31, 1998 and January 7, 1998, respectively, the Company's products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers and other end-users. These are referred to as "Products" sales. Commercial distribution channels include general distributors, specialty distributors, service-after-sale distributors and original equipment manufacturers ("OEMs"). The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Company products are also sold to OEMs, and to the U.S. and Canadian governments. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. LICO and Univeyor sales, as well as those of previously existing specialty divisions, are made primarily to end-users. These are referred to as "Solutions" sales. LICO's sales are concentrated in the domestic automotive industry and, to a lesser extent, the steel, construction and other industrial markets. Univeyor's sales are made to automotive, consumer products manufacturing, warehousing and other industrial markets, primarily in Europe.

RESULTS OF OPERATIONS

Three Months and Six Months Ended September 27, 1998 and September 28, 1997 Net sales in the fiscal 1999 quarter ended September 27, 1998 were $168,634,000, an increase of $44,727,000 or 36.1% over the fiscal 1998 quarter ended September 28, 1997. Net sales for the six months ended September 27, 1998 were $339,138,000, an increase of $90,789,000 or 36.6% over the six months ended September 28, 1997. Sales growth during the current quarter was due primarily to the March 1998 LICO acquisition and January 1998 Univeyor acquisition. The impact of the August 1998 sale of the Mechanical Products division resulted in a decrease in sales of $2,446,000 for the quarter ended September 27, 1998 compared to the quarter ended September 28, 1997. Excluding the effects of the acquisitions and the divestiture, compared with the prior year quarter, the Company experienced consistent sales volume through certain of its commercial distribution channels due to solid demand in the marketplace. This was offset by softness in the international and consumer market channels. Softness resulted from the effect of the General Motors strike, the impact of the Asian economic situation and also a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share. In addition, list price increases of approximately 4% were introduced in both December 1997 and November/December 1996 affecting many of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the Products and Solutions segments were as follows, in thousands of dollars and with percentage changes for each group:




                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                     ------------------                             ----------------
                     SEPT. 27,  SEPT. 28,      CHANGE              SEPT. 27   SEPT. 28       CHANGE
                                               ------                                        ------
                       1998       1997      AMOUNT     %             1998       1997      AMOUNT     %
                       ----       ----      ------     -             ----       ----      ------     -
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)

Products           $ 115,998  $ 118,304   $ (2,306)  (1.9)      $  233,923  $ 237,479   $ (3,556)  (1.5)
Solutions             55,906      8,788     47,118  536.2          111,602     16,944     94,658  558.7
Intercompany
 Eliminations         (3,270)    (3,185)       (85)  (2.7)          (6,387)    (6,074)      (313)  (5.2)
                   ---------  ---------   --------              ----------  ---------   --------
   Net sales       $ 168,634  $ 123,907   $ 44,727   36.1       $  339,138  $ 248,349   $ 90,789   36.6
                   =========  =========   ========              ==========  =========   ========

The Company's gross profit margins were approximately 25.1%, 28.9%, 25.3% and 28.6% for the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The decrease in gross profit margin in the current quarter and six month periods resulted from the inclusion of the LICO and Univeyor operations. These design and engineer-to-order businesses typically experience gross profit margins of approximately 20%, which is lower than the Company's margins in its product-oriented businesses.

Selling expenses were $12,461,000,  $10,628,000,  $24,941,000 and $21,793,000 in
the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The 1999 expenses were impacted by the addition of LICO and Univeyor activities. As a percentage of consolidated net sales, selling expenses were 7.4%, 8.6%, 7.4% and 8.8% in the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The more favorable percentages in the fiscal 1999 quarter and the six month period are primarily due to low selling expenses relative to sales for LICO and Univeyor, which is normal for these businesses.

General and administrative expenses were $7,213,000, $5,993,000, $14,109,000 and $12,336,000 in the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The 1999 expenses were impacted by the addition of LICO and Univeyor activities. As a percentage of consolidated net sales, general and administrative expenses were 4.3%, 4.8%, 4.2% and 5.0% in the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The improved percentages result from continued integration of acquisitions and the fixed nature of costs in relation to the increased sales.

Amortization  of  intangibles  was   $3,847,000,   $2,545,000,   $7,607,000  and
$5,094,000 in the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The fiscal 1999 increase is due to the amortization of goodwill resulting from the acquisitions of LICO and Univeyor.

As a result of the above, income from operations increased $2,209,000 or 13.3% in the fiscal 1999 quarter and $7,382,000 or 23.2% in the fiscal 1999 six month period compared to the respective periods in fiscal 1998. This is based on income from operations of $18,879,000, $16,670,000, $39,198,000 and $31,816,000
or 11.2%, 13.5%, 11.6% and 12.8% as a percentage of consolidated net sales in the fiscal 1999 and 1998 quarters and six months then ended, respectively.

Interest  and  debt  expense  was   $8,978,000,   $5,910,000,   $17,596,000  and
$12,435,000 in the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The fiscal 1999 increase is primarily due to debt incurred to finance the LICO acquisition. As a percentage of consolidated net sales, interest and debt expense was 5.3%, 4.8%, 5.2% and 5.0% in the fiscal 1999 and 1998 quarters and the six months then ended, respectively.

Interest and other income was $262,000,  $328,000,  $633,000 and $644,000 in the
fiscal 1999 and 1998 quarters and the six months then ended, respectively. The fiscal 1999 decrease is due to decreases in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims.

Income taxes as a percentage of income before income taxes were 50.0%, 49.2%, 49.8% and 49.8% in the fiscal 1999 and 1998 quarters and the six months then ended, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

As a result of the above, net income decreased $545,000 or 9.7% for the quarter and increased $1,108,000 or 11.0% for the six months then ended. As a percentage of consolidated net sales, net income was 3.0%, 4.5%, 3.3% and 4.1% in the fiscal 1999 and 1998 quarters and the six months then ended, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 21, 1998 the Company acquired the net assets of the Abell-Howe Crane division of Abell-Howe Company, a regional manufacturer of jib, gantry, and bridge cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $7 million of cash, and was financed by proceeds from the Company's revolving debt facility.

On August 7, 1998 the Company sold its Mechanical Products division, a producer of circuit controls and protection devices, for $12 million, consisting of $9.6 million of cash and a $2.4 million note receivable, to Mechanical Products' senior management team.

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

The new 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $237.4 million was outstanding at September 27, 1998. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, revised to 112.5 basis points effective July 20, 1998. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables and subsidiary stock (limited to 65% for foreign subsidiaries). To manage its exposure to interest rate fluctuations, the Company has interest rate swaps and caps.

The 8.5%  Notes  issued on March  31,  1998  amounted  to  $199,468,000,  net of original  issue  discount of $532,000  and are due March 31,  2008.  Interest is
payable semi-annually based on an effective rate of 8.45%, considering $1,902,000 of proceeds from rate hedging in advance of the placement. Provisions of the 8.5% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8.5% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined). On or after April 1, 2003 they are redeemable at prices declining annually from 108.5% to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes at a redemption price of 108.5% with the proceeds of equity offerings, subject to certain restrictions. In the event of a Change in Control (as defined), each holder of the 8.5% Notes may require the Company to repurchase all or a portion of such holder's 8.5% Notes at a purchase price equal to 101% of the principal amount thereof. The 8.5% Notes are not subject to any sinking fund requirements.

The Company believes that its cash on hand, cash flows, and borrowing capacity under its 1998 Revolving Credit Facility will be sufficient to fund its ongoing operations, budgeted capital expenditures and business acquisitions for the next twelve months.

Net cash provided by operating activities decreased to $2,227,000 for the six months ended September 27, 1998 from $15,968,000 for the six months ended September 28, 1997. The $13,741,000 decrease is primarily due to changes in working capital, reflecting fluctuations in the temporary working capital needs of LICO.

Net cash used in investing activities decreased to $1,544,000 for the six months ended September 27, 1998 from $5,439,000 for the six months ended September 28, 1997. The $3,895,000 decrease in cash usage is due primarily to proceeds received from the sale of Mechanical Products offset by cash used for the acquisition of Abell-Howe.

Net cash used in financing activities decreased to $5,628,000 for the six months ended September 27, 1998 from $10,636,000 for the six months ended September 28, 1997. The $5,008,000 decrease in cash usage is primarily due to the timing of debt repayments.



CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 27, 1998 and September 28, 1997 were $5,363,000 and $3,280,000, respectively. The increase reflects timing of the incurrence of maintenance capital expenditures.

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

The Company has determined that it needs to modify significant portions of its corporate business information software so that its computer system will function properly with respect to dates in the year 2000 and beyond. Both internal and external resources have been dedicated to identifying, implementing, and testing corrective action in order to make such programs Year 2000 compliant; all such work is planned to be completed by July 1999 and is currently on schedule. To date the corporate business information software has been 100% assessed, approximately 75% has been remedially reprogrammed, approximately 25% has been successfully tested, and approximately 20% is now implemented as totally Year 2000 compliant. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has completed a corporate-wide assessment of the Year 2000 readiness of microprocessor controlled equipment such as robotics, CNC machines, and security and environmental systems. This assessment has revealed that at least 70% of microprocessor controlled equipment, including over 95% of all security and environmental systems, is currently compliant. Any necessary upgrades to ensure Year 2000 readiness are expected to be in place by the end of December 1998. In addition, the Company has determined that all of its manufactured products are 100% Year 2000 compliant.

The Company has initiated communications with its suppliers and customers to determine the extent to which systems, products or services are vulnerable to failure should those third parties fail to remediate their own Year 2000 issues. To date the Company has received responses to over 60% of its inquiries and no Year 2000 compliance problem has been identified from these responses. While we believe that our Year 2000 compliance plan adequately addresses potential Year 2000 concerns and to date no significant Year 2000 issues have been identified with our suppliers and customers, there can be no guarantee that the systems of other companies on which our operations rely will be compliant on a timely basis and will not have an effect on our operations.

The Company has conducted preliminary contingency planning and identified the critical need areas. A high level approach incorporating manual workarounds, increasing critical inventories, identifying alternate suppliers, and adjusting staffing levels has been discussed and forms the basis for the initial contingency planning. The Company believes this level of planning is appropriate at the current time, however, the planning will be further expanded if warranted byfuture events.

The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

The forward looking statements contained in the Year 2000 Conversions should be read in conjunction with the Company's disclosures under the heading "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which the Company adopted for the interim reporting period ending June 28, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. This includes unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which previously were reported in shareholders' equity, and will be included and disclosed in total comprehensive income. Compliance with this Statement does not impact financial position, net income or cash flows.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intention and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings - none other than that previously disclosed within "Notes to Condensed Consolidated Financial Statements" footnote number 5 contained herein.

Item 2. Changes in Securities - none.

Item 3. Defaults upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security  Holders
          On August 17, 1998, the following directors were elected at an Annual Meeting of Shareholders with:
            12,717,917 votes cast for and 5,112 against:  Herbert P. Ladds, Jr.;
              Timothy T. Tevens; Robert L. Montgomery, Jr.; Edward W. Duffy; Randolph A. Marks; and L. David Black.

Item 5. Other Information - none.

Item 6. Exhibits and Reports on Form 8-K

      Exhibit 10.1 -  First  Amendment to the Credit  Agreement By and Among THE
                      BANKS, FINANCIAL INSTITUTIONS AND OTHER INSTITUTIONAL LENDERS NAMED THEREIN, as Lenders, FLEET NATIONAL BANK, as Initial Issuing Bank, FLEET NATIONAL BANK, as Swing Line Bank, FLEET NATIONAL BANK, as Administrative Agent and Columbus McKinnon Corporation as the Borrower, Dated as of September 23, 1998.

      On October 29, 1998 the Company filed Form 8-K dated October 29, 1998 with respect to First Amendment and Restatement of Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COLUMBUS MCKINNON CORPORATION
                                        -----------------------------
                                                  (Registrant)






Date: NOVEMBER 11, 1998                  /S/ ROBERT L.  MONTGOMERY, JR.
      ------------------                 ------------------------------

                                         Robert L. Montgomery, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer (Principal
                                           Financial Officer)