Form 10-Q
period 1998-12-27
COLUMBUS MCKINNON CORP; LICO INC; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 1999-02-10
CIK 1005229, 1062619, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 27, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                              --------------------   ---------------

Commission File Number:       0-27618
                              -------

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

    (716) 689-5400
--------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of January 31, 1999 was:
13,766,083 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS McKINNON CORPORATION
                                DECEMBER 27, 1998


                                                                          Page #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated  balance sheets -
          December 27, 1998 and March 31, 1998                                 2

         Condensed consolidated statements of income and retained earnings -
          Three months and nine months ended December 27, 1998
          and December 28, 1997                                                3

         Condensed consolidated statements of cash flows -
          Nine months ended December 27, 1998 and December 28, 1997            4

         Condensed  consolidated  statements  of  comprehensive  income -
          Three months and nine months ended December 27, 1998
          and December 28, 1997                                                5

         Notes to condensed consolidated financial statements -
          December 27, 1998                                                    6

Item 2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                             11


Part II. OTHER INFORMATION

Item 1    Legal Proceedings                                                   18

Item 2.   Changes in Securities - none.                                       18

Item 3.   Defaults upon Senior Securities - none.                             18

Item 4.   Submission of Matters to a Vote of Security Holders - none.         18

Item 5.   Other Information - none.                                           18

Item 6.   Exhibits and Reports on Form 8-K                                    18

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                          COLUMBUS McKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        DECEMBER 27,   MARCH 31,
                                                           1998          1998
                                                        -----------    ---------
                                                             (In thousands)
ASSETS:
Current assets:
      Cash and cash equivalents .........................  $ 11,102   $ 22,841
      Trade accounts receivable .........................   132,408    113,509
      Unbilled revenues .................................    17,986     19,634
      Inventories .......................................   107,621    107,673
      Net assets held for sale ..........................     7,292     10,396
      Prepaid expenses ..................................     7,126      9,969
                                                          ---------  ---------
Total current assets ....................................   283,535    284,022
Net property, plant, and equipment ......................    82,325     81,927
Goodwill and other intangibles, net .....................   352,132    368,137
Marketable securities ...................................    18,173     16,665
Deferred taxes on income ................................     6,820      7,534
Other assets ............................................     8,748      5,463
                                                          ---------  ---------
Total assets ............................................  $751,733   $763,748
                                                          =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks ............................  $  2,890   $  2,801
      Trade accounts payable ............................    45,371     53,901
      Excess billings ...................................     2,871      3,290
      Accrued liabilities ...............................    41,849     43,065
      Current portion of long-term debt .................     1,423      1,456
                                                          ---------  ---------
Total current liabilities ...............................    94,404    104,513
Senior debt, less current portion .......................   243,877    247,388
Subordinated debt .......................................   199,508    199,468
Other non-current liabilities ...........................    39,049     45,857
                                                          ---------  ---------
Total liabilities .......................................   576,838    597,226
Shareholders' equity:
      Common stock ......................................       137        137
      Additional paid-in capital ........................    97,409     96,544
      Retained earnings .................................    90,225     76,187
      ESOP debt guarantee ...............................   (10,235)    (3,203)
      Unearned restricted stock .........................      (322)      (538)
      Total accumulated other comprehensive income (loss)    (2,319)    (2,605)
                                                          ---------  ---------
Total shareholders' equity ..............................   174,895    166,522
                                                          ---------  ---------
Total liabilities and shareholders' equity ..............  $751,733   $763,748
                                                          =========  =========

See accompanying notes to condensed consolidated financial statements.

                                      -2-


                          COLUMBUS McKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)





                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                              ------------------            -----------------
                                          DECEMBER 27,    DECEMBER 28,   DECEMBER 27,  DECEMBER 28,
                                              1998           1997           1998          1997
                                                   (IN THOUSANDS, EXCEPT  PER SHARE DATA)



Net sales ...........................      $171,727       $124,093       $510,865       $372,442
Cost of products sold ...............       128,741         88,680        382,024        265,990
                                           --------       --------       --------       --------
Gross profit ........................        42,986         35,413        128,841        106,452
                                           --------       --------       --------       --------

Selling expenses ....................        12,480         11,565         37,421         33,358
General and administrative expenses .         6,886          5,751         20,996         18,087
Amortization of intangibles .........         3,756          2,487         11,363          7,581
                                           --------       --------       --------       --------
                                             23,122         19,803         69,780         59,026
                                           --------       --------       --------       --------

Income from operations ..............        19,864         15,610         59,061         47,426
Interest and debt expense ...........         8,946          5,294         26,543         17,729
Interest and other income ...........           231            432            864          1,076
                                           --------       --------       --------       --------
Income before income taxes ..........        11,149         10,748         33,382         30,773
Income tax expense ..................         5,451          5,263         16,517         15,227
                                           --------       --------       --------       --------
Net income ..........................         5,698          5,485         16,865         15,546
Retained earnings -
     beginning of period ............        85,473         69,194         76,187         60,999
Cash dividends of $0.07, $0.07,
     $0.21 and $0.21 per share ......          (946)          (936)        (2,827)        (2,802)
                                           --------       --------       --------       --------
Retained earnings - end of period ...      $ 90,225       $ 73,743       $ 90,225       $ 73,743
                                           ========       ========       ========       ========

Earnings per share data,
    both basic and diluted: .........         $0.44          $0.41          $1.26          $1.16
                                              =====          =====          =====          =====

See accompanying notes to condensed consolidated financial statements.



                          COLUMBUS McKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                               DECEMBER 27,      DECEMBER 28,
                                                                   1998              1997
                                                                   ----              ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ...........................................          $ 16,865           $ 15,546
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..................            19,752             14,244
      Other ..........................................             1,410              1,080
      Changes in operating assets and liabilities
         net of effects from businesses
         purchased and sold:
           Trade accounts receivable .................           (20,115)            (5,979)
           Unbilled revenues and excess billings .....             1,229                -
           Inventories ...............................            (2,080)            (1,590)
           Prepaid expenses ..........................              (482)             8,986
           Other assets ..............................              (434)              (311)
           Trade accounts payable ....................            (8,241)            (6,038)
           Accrued and non-current liabilities .......             1,373             (1,909)
                                                                --------           --------
Net cash provided by operating activities ............             9,277             24,029
                                                                --------           --------

INVESTING ACTIVITIES:
Purchase of marketable securities, net of sales ......              (834)            (2,295)
Capital expenditures .................................            (9,705)            (6,161)
Proceeds from sale of businesses .....................             9,301                -
Purchases of businesses, net of cash .................            (7,323)               -
Net assets held for sale .............................             3,104              4,669
Other ................................................               -                 (168)
                                                                --------           --------
Net cash used in investing activities ................            (5,457)            (3,955)
                                                                --------           --------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements            (2,511)            (1,273)
Repayment of debt ....................................              (944)           (17,610)
Deferred financing costs .............................              (985)              (558)
Dividends paid .......................................            (2,827)            (2,802)
Reduction of ESOP debt guarantee, net of borrowings ..            (7,032)               625
                                                                --------           --------
Net cash used in financing activities ................           (14,299)           (21,618)
Effect of exchange rate changes on cash ..............            (1,260)            (1,480)
                                                                --------           --------
Net change in cash and cash equivalents ..............           (11,739)            (3,024)
Cash and cash equivalents at beginning of period .....            22,841              8,907
                                                                --------           --------
Cash and cash equivalents at end of period ...........          $ 11,102           $  5,883
                                                                ========           ========

See accompanying notes to condensed consolidated financial statements.

                                      -4-



                          COLUMBUS McKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       ------------------               -----------------
                                                  DECEMBER 27,     DECEMBER 28,    DECEMBER 27,    DECEMBER 28,
                                                      1998             1997            1998            1997
                                                      ----             ----            ----            ----
                                                            (IN THOUSANDS)
Net income ...............................        $  5,698         $  5,485         $ 16,865         $ 15,546
                                                  --------         --------         --------         --------
Other comprehensive income (loss),
     net of tax:
  Foreign currency translation adjustments            (529)            (563)            (388)          (1,520)
  Unrealized gains on investments:
    Unrealized holding gains arising
     during the period ...................             899              182              678              983
    Less:  reclassification adjustment for
      gains included in net income .......              22             (182)              (4)            (429)
                                                  --------         --------         --------         --------
                                                       921              -                674              554
                                                  --------         --------         --------         --------
Total other comprehensive income (loss) ..             392             (563)             286             (966)
                                                  --------         --------         --------         --------
Comprehensive income .....................        $  6,090         $  4,922         $ 17,151         $ 14,580
                                                  ========         ========         ========         ========

See accompanying notes to condensed consolidated financial statements.

                                      -5-

                          COLUMBUS McKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 27, 1998


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at December 27, 1998, and the results of its operations and its cash flows for the three and nine month periods ended December 27, 1998 and December 28, 1997, have been included. Results for the period ended December 27, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1998.


2.   Inventories consisted of the following:

                                     DECEMBER 27,    MARCH 31,
                                         1998          1998
                                     ------------------------
                                            (IN THOUSANDS)
     At cost - FIFO basis:
          Raw materials ..........    $  49,667     $  52,158
          Work-in-process ........       17,504        22,188
          Finished goods .........       44,253        37,089
                                      ---------     ---------
                                        111,424       111,435
     LIFO cost less than FIFO cost       (3,803)       (3,762)
                                      ---------     ---------
                                      $ 107,621     $ 107,673
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

3.   Property,  plant,  and equipment is net of $38,485,000  and  $30,876,000 of
     accumulated   depreciation  at  December  27,  1998  and  March  31,  1998,
     respectively.

4.   Goodwill and other intangibles, net includes $25,750,000 and $14,979,000 of
     accumulated   amortization  at  December  27,  1998  and  March  31,  1998,
     respectively.

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

     Yale was self-insured for product liability claims up to a maximum of $500,000 per occurrence and maintained product liability insurance with a $100 million cap per occurrence through July 31, 1997 when Yale was added to the Company's coverage as described above. The general and product liability accrual continues to include provisions related to that pre-acquisition time period.

6. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap with a notional value $3.5 million from January 2, 1999 through July 2, 2002 based on LIBOR at 5.9025%. The Company also has a LIBOR-based interest rate cap on $49.5 million of debt through December 16, 1999 at 10%. Net payments or receipts under the swap and cap agreements are recorded as adjustments to interest expense. The carrying amount of the Company's senior debt instruments approximates the fair values. The Company's subordinated debt has an approximate fair value of $192,500,000, which is less than its carrying amount of $199,508,000.

7. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:



                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             ------------------            -----------------
                                                         DECEMBER 27,   DECEMBER 28,   DECEMBER 27,     DECEMBER 28,
                                                             1998           1997           1998             1997
                                                             ----           ----           ----             ----

Numerator for basic and diluted earnings per share:
  Income before extraordinary charge ..............     $ 5,698,000     $ 5,485,000     $16,865,000     $15,546,000
                                                        ===========     ===========     ===========     ===========

Denominators:
  Weighted-average common stock outstanding -
     denominator for basic EPS ....................      13,079,000      13,374,000      13,313,000      13,352,000

   Effect of dilutive employee stock options ......          13,000          72,000          48,000          52,000
                                                        -----------     -----------     -----------     -----------

   Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS ..................      13,092,000      13,446,000      13,361,000      13,404,000
                                                        ===========     ===========     ===========     ===========

8. Income tax expense for the three month periods ended December 27, 1998 and December 28, 1997 and also for the nine month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $3,605,000, $2,487,000, $11,212,000, and $7,581,000, respectively.


9. On December 4, 1998 the Company acquired all of the outstanding stock of Societe D'Exploitation des Raccords Gautier ("Gautier"), a French-based manufacturer of industrial components. The total cost of the acquisition, which was accounted for as a purchase, was approximately $3 million, consisting of cash of $2.4 million financed by proceeds from the Company's revolving debt facility and the assumption of certain debt.

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

     The following table presents pro forma summary information for the nine month periods ended December 27, 1998 and December 28, 1997 as if the Mechanical Products sale, Abell-Howe, LICO and Univeyor acquisitions, and related borrowings had occurred as of April 1, 1997, which is the beginning of fiscal 1998. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                    NINE MONTHS ENDED
                                                    -----------------
                                        DECEMBER  27, 1998    DECEMBER  28, 1997
                                        ------------------    ------------------
                                         (IN THOUSANDS,  EXCEPT PER SHARE DATA)
   Pro forma:
    Net sales ..............                 $507,563                 $501,331
    Income from operations .                   58,682                   56,239
    Net income .............                   16,784                   15,670
    Earnings per share,
      both basic and diluted                     1.26                     1.17


10.  The summary  financial  information  of the parent,  domestic  subsidiaries
     (guarantors) and foreign subsidiaries (nonguarantors) of the 8.5% senior subordinated notes follows:

                                                                Domestic     Foreign     Elimina-    Consoli-
(In thousands)                                       Parent   Subsidiaries Subsidiaries    Tions      Dated
                                                   ------------------------------------------------------------
AS OF DECEMBER 27, 1998
Current assets:
 Cash and cash equivalents                            $ 6,627   $   (1,482)     $ 5,957     $     -   $ 11,102
 Trade accounts receivable                             55,583       60,058       16,767           -    132,408
 Unbilled revenues                                          -       17,986            -           -     17,986
 Inventories                                           46,218       37,386       24,356        (339)   107,621
 Other current assets                                   1,696        8,453        4,269           -     14,418
                                                   ------------------------------------------------------------
  Total current assets                                110,124      122,401       51,349        (339)   283,535
Net property, plant, and equipment                     36,257       29,817       16,251           -     82,325
Goodwill and other intangibles, net                    42,967      261,236       47,929           -    352,132
Intercompany                                          208,358     (373,211)     (65,684)    230,537          -
Other assets                                          218,002      163,723       (1,851)   (346,133)    33,741
                                                   ------------------------------------------------------------
  Total assets                                      $ 615,708    $ 203,966    $  47,994  $ (115,935)  $751,733
                                                   ============================================================


Current liabilities                                  $ 18,230    $  57,109    $  18,052     $ 1,013   $ 94,404
Long-term debt, less current portion                  440,843          103        2,439          -     443,385
Other non-current liabilities                          11,909       24,061        3,079          -      39,049
                                                   ------------------------------------------------------------
  Total liabilities                                   470,982       81,273       23,570       1,013    576,838

Shareholders' equity                                  144,726      122,693       24,424    (116,948)   174,895
                                                   ------------------------------------------------------------
  Total liabilities and shareholders' equity        $ 615,708    $ 203,966    $  47,994 $  (115,935)  $751,733
                                                   ============================================================

FOR THE NINE MONTHS ENDED DECEMBER 27, 1998
Net sales                                            $196,972     $251,866      $72,555   $ (10,528)  $510,865
Cost of products sold                                 139,571      201,455       51,371     (10,373)   382,024
                                                   ------------------------------------------------------------
Gross profit                                           57,401       50,411       21,184        (155)   124,841
                                                   ------------------------------------------------------------
Selling, general and administrative expenses           25,448       18,665       14,304           -     58,417
Amortization of intangibles                             1,467        8,309        1,587           -     11,363
                                                   ------------------------------------------------------------
                                                       26,915       26,974       15,891           -     69,780
                                                   ------------------------------------------------------------
Income from operations                                 30,486       23,437        5,293        (155)    59,061
Interest and debt expense                              26,144           98          301           -     26,543
Interest and other income                                 934          141         (211)          -        864
                                                   ------------------------------------------------------------
Income before income taxes                              5,276       23,480        4,781        (155)    33,382
Income tax expense                                      2,625       11,560        2,394         (62)    16,517
                                                   ------------------------------------------------------------
Net income                                            $ 2,651     $ 11,920      $ 2,387    $    (93)  $ 16,865
                                                   ============================================================

FOR THE NINE MONTHS ENDED DECEMBER 27, 1998
OPERATING ACTIVITIES:
Net cash (used in) provided by operating             $ 8,100   $   (2,990)     $  4,135      $   32   $  9,277
activities
                                                   ------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                  (834)            -            -           -       (834)
Capital expenditures                                  (6,755)      (1,572)       (1,378)          -     (9,705)
Proceeds from sale of businesses                       9,390          (89)            -           -      9,301
Purchases of businesses, net of cash                  (7,000)        (323)            -           -     (7,323)
Other                                                      -        3,104             -           -      3,104
                                                   ------------------------------------------------------------
Net cash used in investing activities                 (5,199)       1,120        (1,378)          -     (5,547)
                                                   ------------------------------------------------------------

FINANCING ACTIVITIES:
Net payments under revolving
  line-of-credit agreements                           (2,600)           -            89           -     (2,511)
Repayment of debt                                       (822)        (380)          258           -       (944)
Dividends paid                                        (2,827)           -             -           -     (2,827)
Other                                                 (8,017)           -             -           -     (8,017)
                                                   ------------------------------------------------------------
Net cash used in financing activities                (14,266)        (380)          347           -    (14,299)
                                                   ------------------------------------------------------------
Effect of exchange rate changes on cash                    1            -        (1,229)        (32)    (1,260)
                                                   ------------------------------------------------------------
Net change in cash and cash equivalents              (11,364)      (2,250)        1,875           -    (11,739)
Cash and cash equivalents at beginning of period      17,991          768         4,082           -     22,841
                                                   ------------------------------------------------------------
Cash and cash equivalents at end of period           $ 6,627   $   (1,482)     $  5,597      $    -   $ 11,102
                                                   ============================================================

11. During October 1998, the Company repurchased 479,900 shares of its common stock for a total consideration of $7,682,000. These shares were deposited in the Employee Stock Ownership Plan and are owned by such plan.

12. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income," which the Company adopted for the interim reporting period ending June 28, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. This includes unrealized gains and losses on the Company's available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments, which previously were reported in shareholders' equity and will now be included and disclosed in total comprehensive income. Compliance with this Statement does not impact financial position, net income or cash flows.

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

     The FASB issued FAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for years beginning after June 15, 1999. Statement No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities. At this time, the Company's management does not believe that this statement will have a material effect on the financial statements.

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial and consumer markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers and other end-users. Commercial distribution channels include general distributors, specialty distributors, service-after-sale distributors, original equipment manufacturers ("OEMs"), and the U.S. and Canadian governments. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions businesses primarily deal with end-users. Material handling solution sales are concentrated, domestically and internationally (primarily Europe), in the automotive industry, consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction and other industrial markets.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997
Net sales in the fiscal 1999 quarter ended December 27, 1998 were $171,727,000, an increase of $47,634,000 or 38.4% over the fiscal 1998 quarter ended December 28, 1997. Net sales for the nine months ended December 27, 1998 were $510,865,000, an increase of $138,423,000 or 37.2% over the nine months ended December 28, 1997. Sales growth during the current quarter was due primarily to the March 1998 LICO acquisition and January 1998 Univeyor acquisition. The impact of the August 1998 sale of the Mechanical Products division resulted in a decrease of $4,360,000 for the quarter December 27, 1998 compared to the quarter ended December 28, 1997. Excluding the effects of the acquisitions and the divestiture, compared with the prior year quarter, the Company experienced a 3.9% net decrease in sales volume due to a soft industrial market, the continued effect of the General Motors strike, the impact of the Asian and South American economic situations and a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share. In addition, list price increases of approximately 4% were introduced in both December 1998 and 1997 affecting certain of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the Products and Solutions segments were as follows, in thousands of dollars and with percentage changes for each group:



                     THREE MONTHS ENDED                             NINE MONTHS ENDED
                     ------------------                             -----------------
                     DEC. 27,   DEC. 28,       CHANGE               DEC. 27    DEC. 28       CHANGE
                                               ------                                        ------
                       1998       1997      AMOUNT     %             1998       1997      AMOUNT     %
                       ----       ----      ------     -             ----       ----      ------     -
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)

Products           $ 113,416  $ 113,014   $    402     0.4      $  339,757  $ 341,524   $ (1,767)   (0.5)
Solutions             62,452      9,996     52,456   524.8         174,054     26,940    147,114   546.1
Divested business          -      4,360     (4,360) (100.0)          7,582     13,329     (5,747)  (43.1)
Intercompany
 Eliminations         (4,141)    (3,277)      (864)  (26.4)        (10,528)    (9,351)    (1,177)  (12.6)
                   ---------  ---------   --------              ----------  ---------   --------
   Net sales       $ 171,727  $ 124,093   $ 47,634    38.4      $  510,865  $ 372,442   $138,423    37.2
                   =========  =========   ========              ==========  =========   ========

The Company's gross profit margins were approximately 25.0%, 28.5%, 25.2% and 28.6% for the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The decrease in gross profit margin in the current quarter and the nine month period resulted from the inclusion of the LICO and Univeyor operations. These design and engineer-to-order businesses typically experience gross profit margins of approximately 20%, which is lower than the Company's margins in its product-oriented businesses.

Selling expenses were $12,480,000,  $11,565,000,  $37,421,000 and $33,358,000 in
the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The 1999 expenses were impacted by the addition of LICO and Univeyor activities. As a percentage of consolidated net sales, selling expenses were 7.3%, 9.3%, 7.3% and 9.0% in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The more favorable percentages in the fiscal 1999 quarter and the nine month period are primarily due to low selling expenses relative to sales for LICO and Univeyor, which is normal for these businesses.

General and administrative expenses were $6,886,000, $5,751,000, $20,996,000 and $18,087,000 in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The 1999 expenses were impacted by the addition of LICO and Univeyor activities. As a percentage of consolidated net sales, general and administrative expenses were 4.0%, 4.6%, 4.1% and 4.9% in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The improved percentages result from continued integration of acquisitions and the fixed nature of costs in relation to the increased sales.

Amortization  of  intangibles  was  $3,756,000,   $2,487,000,   $11,363,000  and
$7,581,000 in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The fiscal 1999 increase is due to the amortization of goodwill resulting from the acquisitions of LICO and Univeyor.

As a result of the above, income from operations increased $4,254,000 or 27.3% in the fiscal 1999 quarter and $11,635,000 or 24.5% in the fiscal 1999 nine month period compared to the respective periods in fiscal 1998. This is based on income from operations of $19,864,000, $15,610,000, $59,061,000 and $47,426,000
or 11.6%, 12.6%, 11.6% and 12.7% as a percentage of consolidated net sales in the fiscal 1999 and 1998 quarters and nine months then ended, respectively.

Interest  and  debt  expense  was   $8,946,000,   $5,294,000,   $26,543,000  and
$17,729,000 in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The fiscal 1999 increase is primarily due to debt incurred to finance the LICO acquisition. As a percentage of consolidated net sales, interest and debt expense was 5.2%, 4.3%, 5.2% and 4.8% in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively.

Interest and other income was $231,000, $432,000, $864,000 and $1,076,000 in the
fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The fiscal 1999 decrease is due to decreases in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims.

Income taxes as a percentage of income before income taxes were 48.9%, 49.0%, 49.5% and 49.5% in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

As a result of the above, net income increased $213,000 or 3.9% for the quarter and increased $1,319,000 or 8.5% for the nine months then ended. As a percentage of consolidated net sales, net income was 3.3%, 4.4%, 3.3% and 4.2% in the fiscal 1999 and 1998 quarters and the nine months then ended, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On December 4, 1998 the Company acquired all of the outstanding stock of Societe D'Exploitation des Raccords Gautier ("Gautier"), a French-based manufacturer of industrial components. The total cost of the acquisition, which was accounted for as a purchase, was approximately $3 million, consisting of cash of $2.4 million financed by proceeds from the Company's revolving debt facility and the assumption of certain debt.

During October, the Company repurchased 479,900 shares of its common stock of a total of $7,82,000. These shares were deposited in the Employee Stock Ownership Plan and are owned by such plan.

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

The new 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $237.4 million was outstanding at December 27, 1998. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, revised to 112.5 basis points effective July 20, 1998. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables and subsidiary stock (limited to 65% for foreign subsidiaries). To manage its exposure to interest rate fluctuations, the Company has an interest rate swap and cap.

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

Net cash provided by operating activities decreased to $9,277,000 for the nine months ended December 27, 1998 from $24,029,000 for the nine months ended December 28, 1997. The $14,752,000 decrease is primarily due to changes in working capital, reflecting fluctuations in the temporary working capital needs of LICO.

Net cash used in investing activities increased to $5,457,000 for the nine months ended December 27, 1998 from $3,955,000 for the nine months ended December 28, 1997. The $1,502,000 increase in cash usage is due primarily to increased capital expenditures over the prior year's quarter, proceeds received from the sale of Mechanical Products offset by cash used for the acquisition of Abell-Howe.

Net cash used in financing activities decreased to $14,299,000 for the nine months ended December 27, 1998 from $21,618,000 for the nine months ended December 28, 1997. The $7,319,000 decrease in cash usage is primarily due to the timing of debt repayments and the repurchase of common stock for the Company's Employee Stock Ownership Plan.

CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 27, 1998 and December 28, 1997 were $9,705,000 and $6,161,000, respectively. The increase reflects timing of the incurrence of maintenance capital expenditures.

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

YEAR 2000 CONVERSIONS

The Company's corporate-wide Year 2000 initiative is being managed by a team of internal staff and administered by the Director of Information Services. The Company has completed the assessment phase of its Year 2000 compliance project and is currently working on remediation of affected components.

The Company has determined that it needs to modify significant portions of its corporate business information software so that its computer system will function properly with respect to dates in the year 2000 and beyond. Both internal and external resources have been dedicated to identifying, implementing, and testing corrective action in order to make such programs Year 2000 compliant; all such work is planned to be completed by July 1999 and is currently on schedule. To date the corporate business information software has been 100% assessed, approximately 84% has been remedially reprogrammed, approximately 46% has been successfully tested, and approximately 41% is now implemented as totally Year 2000 compliant. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has completed a corporate-wide assessment of the Year 2000 readiness of microprocessor controlled equipment such as robotics, CNC machines, and security and environmental systems. This assessment has revealed that at least 85% of all microprocessor controlled equipment, including over 98% of all security and environmental systems, is currently compliant. Any necessary upgrades to ensure Year 2000 readiness are expected to be in place by the end of March 1999. In addition, the Company has determined that all of its manufactured products are 100% Year 2000 compliant.

The Company has initiated communications with its suppliers and customers to determine the extent to which systems, products or services are vulnerable to failure should those third parties fail to remediate their own Year 2000 issues. To date the Company has received responses to over 70% of its inquiries and no Year 2000 compliance problem has been identified from these responses. While we believe that our Year 2000 compliance plan adequately addresses potential Year 2000 concerns and to date no significant Year 2000 issues have been identified with our suppliers and customers, there can be no guarantee that the systems of other companies on which our operations rely will be compliant on a timely basis and will not have an effect on our operations.

The Company has conducted preliminary contingency planning and identified the critical need areas. A high level approach incorporating manual workarounds, increasing critical inventories, identifying alternate suppliers, and adjusting staffing levels has been discussed and forms the basis for the initial contingency planning. The Company believes this level of planning is appropriate at the current time, however, the planning will be further expanded if warranted by future events.

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

The FASB issued FAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for years beginning after June 15, 1999. Statement No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities. At this time, the Company's management does not believe that this statement will have a material effect on the financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings - A settlement has been reached among all parties in a previously disclosed product liability lawsuit brought against Yale Industrial Products, Inc. prior to the fiscal 1997 acquisition. The lawsuit was settled within the policy limits of the Company's product liability insurance coverage.

Item 2. Changes in Securities - none.

Item 3. Defaults upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5. Other Information - none.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 10.1 - Columbus McKinnon Corporation Monthly Retirement Benefit
                       Plan Restatement Effective April 1, 1998

        Exhibit 10.2 - Columbus McKinnon Corporation Thrift 401(K) Plan
                       Restatement Effective January 1, 1998

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






Date: FEBRUARY 10, 1999                      /S/ ROBERT L. MONTGOMERY, JR.
      -----------------                      -----------------------------
                                             Robert L. Montgomery, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer (Principal
                                              Financial Officer)