Form 10-K
period 1999-03-31
COLUMBUS MCKINNON CORP; LICO INC; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 1999-06-30
CIK 1005229, 1062619, 1062622, 1062623, 1062624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 31, 1999
                                       OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                               -----------------        ------------------------

Commission file number 0-27618

                          COLUMBUS McKINNON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                    16-0547600
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

140 John James Audubon Parkway, Amherst, N.Y.                         14228-1197
---------------------------------------------                         ----------
   (Address of principal executive offices)                           (Zip code)


 Registrant's telephone number, including area code:   (716) 689-5400

 Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of exchange on
          Title of Class                          which registered
          --------------                        ----------------------
    Common Stock, $0.01 Par Value               NASDAQ National Market


 Securities pursuant to section 12(g) of the Act:   NONE

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1999 was $274,298,068.

         The number of shares of common stock outstanding as of May 31, 1999 was: 14,663,697 shares.

                       Documents Incorporated By Reference
                       -----------------------------------

         Portions of the proxy statement for the annual shareholders meeting to be held August 16, 1999 are incorporated by reference into Part III of this report .

                          COLUMBUS McKINNON CORPORATION
                         1999 Annual Report on Form 10-K
                                     PART I.
                                     -------


      This annual report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by the Company and its subsidiaries, conditions affecting the Company's customers and suppliers, competitor responses to the Company's products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in the Company's periodic reports filed with the Commission. Consequently such forward looking statements should be regarded as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.           Business.
-------           ---------

Overview

      Columbus McKinnon ("Columbus McKinnon" or the "Company"), established in 1875, is a broad-line designer, manufacturer and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial and consumer markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels and, to a lesser extent, directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses primarily deal with end-users. For the year ended March 31, 1999, the Company generated net sales and income from operations of approximately $735.4 million and approximately $85.1 million, respectively.

      The Company's Products segment includes a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems, such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators,
mechanical  jacks  and  rotary  unions;  and  below-the-hook  lifters.   Through
innovative design and manufacturing expertise developed by the Company and through selective acquisitions, the Company has established a leading market share in many of its product lines. Columbus McKinnon believes it has more overhead hoists in use in North America than all of its competitors combined. The Company's products and customer base are highly diversified; no single product accounted for more than 1% and no individual customer accounted for more than 5% of net Products segment sales for the year ended March 31, 1999. For the year ended March 31, 1999, the Company's Products segment generated net sales and income from operations before amortization of approximately $515.7 million and approximately $80.0 million, respectively.

      As a result of its fiscal 1998 acquisitions of Univeyor A/S ("Univeyor") and LICO, Inc. ("LICO"), the Company has also positioned itself as a leader in the project design, management and implementation of integrated material handling systems that are designed to meet specific applications of end-users to increase productivity. These businesses have formed the foundation for the

Company's two Solutions segments, Solutions - Industrial and Solutions - Automotive. The delivered products of these segments include various types of conveyor systems as well as operator-controlled manipulators and scissor lifts. For the year ended March 31, 1999, the Company's Solutions - Industrial segment generated net sales and income from operations before amortization of approximately $58.3 million and approximately $5.6 million, respectively, and the Company's Solutions - Automotive segment generated net sales and income from operations before amortization of approximately $161.4 million and approximately $14.9 million, respectively.

      The Company believes that the demand for its products has increased in recent years and will continue to increase in the future as a result of several favorable trends impacting a broad array of industries that have enabled the Company to expand into new product areas and markets. These trends include:

      Productivity Enhancement. In recent years employers have responded to competitive pressures by seeking to maximize productivity and efficiency. The Company's hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort, and with fewer people. In addition, the Company's conveyor systems enhance productivity within automotive assembly, general warehousing and industrial operations.

      Safety Regulations and Concerns. Driven by federal and state workplace safety regulations such as the Occupational Safety and Health Act ("OSHA") and the Americans with Disabilities Act, and by the general competitive need to reduce costs such as health insurance premiums and workers' compensation expenses, employers seek safer ways to lift, position and move loads. The Company's material handling products and solutions enable these tasks to be performed with reduced risk of personal injury.

      Workforce Diversity. The percentages of women, disabled and older persons in the work force and the tasks they perform are continuing to increase. The Company's products enable many workplace tasks to be performed safely, efficiently and with less physical stress. The Company believes that increasing diversity in the workforce will continue to increase demand for its products and solutions.

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

      The Company has extended its product lines and penetrated new markets in recent years through several acquisitions which have been successfully integrated into the Company. Over the past five years, the Company has made thirteen acquisitions which have (i) enhanced the Company's position as the largest North American manufacturer of overhead hoists, operator-controlled manipulators and alloy chain, (ii) enabled the Company to broaden its product and service offerings and (iii) provided the Company with cross-selling opportunities into other segments of the material handling and lifting industry. As a result of internal growth and acquisitions, the Company's net sales and income from operations have increased to approximately $735.4 million and $85.1 million, respectively, for the year ended March 31, 1999 from approximately $142.3 million and $12.4 million, respectively, in fiscal 1994, representing compound annual growth rates of approximately 39% and 47%, respectively.

Key Strengths

      The Company attributes its strong competitive position to the following key strengths:

      Leading Market Position. Columbus McKinnon is the largest manufacturer of hoists, alloy and high strength carbon steel chain and operator-controlled manipulators in North America. The Company has developed its leading market position over its nearly 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service.

      Preferred Provider to Major Distributors and End-Users. The Company enjoys long-standing relationships with and is a preferred provider to many of its largest distributors. Since 1990, during a period of significant consolidation among distributors of material handling equipment, the Company has benefited from this consolidation as it has maintained and enhanced its relationships with the leading distributors. For example, the Company maintains close contact with its customers and provides prompt aftermarket service to end-users of its products through a network of independent distributors staffed with
Company-trained professionals at over 450 hoist parts, product, service and repair centers, and 12 chain service centers. Additionally, to ensure continuing product development and market awareness, the Company sponsors advisory boards composed of representatives of its largest distributors and aftermarket sales and service network. The Company's Automatic Systems, Inc. ("ASI") subsidiary was awarded the General Motors Corporation ("GM") 1998 Supplier of the Year award, recognition which GM made to only 184 out of its approximately 30,000 suppliers worldwide. This marked the second consecutive year that ASI was awarded this distinction. The Company believes that its ability to retain existing customers and attract new customers is attributable to its ongoing commitment to customer service and satisfaction.

      Diversified Products, Markets, and Customer Base. The Company believes that it offers the most extensive line of material handling products and solutions in the markets which it serves. No single product accounted for more than 1% of net Products segment sales for the year ended March 31, 1999. The
Company's products are sold to over 10,000 general, specialty and service-after-sale distributors and original equipment manufacturers ("OEMs") for various applications in the general manufacturing, crane building, mining, construction, transportation, entertainment, power generation, agricultural, marine, automotive and logging markets. Additionally, the Company sells its products for consumer use to over 100 hardware, trucking and transportation, farm hardware and rental outlets. No single customer accounted for more than 5% of net Products segment sales for the year ended March 31, 1999. GM, which deals principally with the Company's Solutions - Automotive segment, accounted for approximately 13% of the Company's net sales for the year ended March 31, 1999. The Company believes that the breadth of its products, the diversity of its markets and the strength of its distribution relationships minimize its dependence on any particular product, market or customer.

      Large Installed Product Base; Strong Brand Names. Columbus McKinnon believes it has more overhead hoists in use in North America than all of its competitors combined. In addition, the Company's brand names, including
Abell-Howe, Big Orange, Budgit, Chester, CM, Coffing, Duff-Norton, Gaffey, Hammerlok, Herc-Alloy, Larco, Shaw-Box and Yale, are among the most recognized and respected in the industry. The Company believes that its strong brand name recognition, together with the Company's large installed base of products, provide it with a significant competitive advantage in selling its full product line to existing and new customers as well as providing repair and replacement parts.

      Experienced Management Team with Significant Ownership Interest. The Company's management team provides a depth and continuity of experience. The Company's directors and executive officers own an aggregate of approximately 22% of the Company's outstanding common stock. In addition, in April 1997 Columbus McKinnon implemented economic value added ("EVA@") as a performance measure and is using EVA@ goals to, among other things, determine incentive-based compensation for all of its employees.

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

      Enhance Existing Business. The Company continually strives to enhance its existing business through the following:

      o Leverage Strong Competitive Position. The Company's position as a leading provider of material handling equipment has resulted in a substantial installed base of its products. The Company's close relationships with its distributors permit it to obtain customer information and product requirements in order to respond to and anticipate future needs of end-users of the Company's products, which the Company believes allows it to maintain its market leadership position. The repair and replacement of parts and complementary products for the Company's large installed base of products represents additional revenue growth potential. The Company believes that it can expand the market and customer base for new and acquired products by introducing these products through its existing distribution channels. In addition, the Company believes it can achieve product and marketing synergies by selling its products into the markets of acquired businesses.

          In fiscal 1999, the Company initiated its CraneMart@ strategy to build an integrated North American network of full-service crane builders. The acquisition of Abell-Howe Crane, Inc., a regional manufacturer of jib and other overhead cranes ("Abell-Howe"), in August 1998 and merger with GL International, Inc., a full-service designer and builder of industrial overhead bridge, gantry and jib cranes ("GL"), in March 1999 were the Company's first significant steps in the implementation of CraneMart@. In furtherance of this strategy, the Company expects to form additional strategic alliances, either through full or partial equity ownership or joint ventures with independent participants, in major North American Industrial markets. The Company believes that CraneMart@ will enhance its position as a full-service supplier of hoists, cranes and components and will enable it to expand its product and service offerings to meet the increasing demands of its end-user customers.

      o Increase Productivity and Realize Cost Savings. In addition to developing and introducing new products, the Company focuses on improving the quality and reliability of its products and increasing manufacturing efficiency. Twenty of the Company's existing manufacturing facilities and six of its distribution facilities have achieved ISO 9000 certification, and substantially all of the Company's remaining manufacturing and distribution facilities are in the process of obtaining such certification. The Company improves productivity by reducing cycle times, increasing employee involvement in production and investing in new, more efficient manufacturing processes, including computer-aided design capabilities. The Company has implemented EVA@ to analyze the utilization of its assets and productivity in order to improve all aspects of the Company's operations, and to determine incentive-based compensation for its employees. Further, the Company believes additional cost savings can be realized through the continued integration of the operations of recent acquisitions with those of the Company. For example, through its increased critical mass, the Company has been able to achieve raw material purchasing efficiencies.

      Increase Penetration of International Markets. The Company maintains a distributor network in approximately 50 countries and has manufacturing facilities in Canada, Mexico, Germany, Denmark, France and China. The Company intends to increase its international presence, with a primary focus on enhancing its existing presence in Europe and expanding its operations into the Pacific Rim, South America and Africa. The Company intends to accomplish this growth by strengthening its international distribution network and by making additional strategic acquisitions and alliances. The recent acquisitions of Camlok Lifting Clamps ("Camlok"), the Tigrip product line ("Tigrip"), Societe D'Exploitation des Raccords Gautier ("SERG" or "Gautier") and GL with its Canadian operation have provided the Company with additional international operating locations, and will enable the Company to market their products to the Company's customer base. The Company has increased its international net sales from approximately 14% ($20.3 million) of net sales in fiscal 1994 to approximately 26% ($191.6 million) of net sales for fiscal 1999.

      Pursue Selective Acquisitions. The Company intends to selectively pursue strategic acquisitions, joint ventures and alliances. Potential strategic combinations will be evaluated based on their ability to, among other things:
(i) complement existing businesses and further expand product lines; (ii) strengthen the Company's leadership position in the material handling and lifting industry; (iii) provide synergistic opportunities; (iv) enhance and broaden distribution channels; (v) increase the Company's international presence; and (vi) enhance shareholder value and be EVA@ positive.

Segment Information

      During fiscal 1999 the Company classified its operations into the following three business segments:

           (i) Products, which includes the design, manufacture and supply of a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook lifters for commercial and consumer markets.

           (ii) Solutions - Industrial, which includes the project design, fabrication and installation of integrated material handling systems for consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction and other industrial markets. Products sold by this segment include powered roller conveyors, operator-controlled manipulators and scissor lifts.

           (iii) Solutions - Automotive, which includes the project design, fabrication and installation of integrated material handling systems for the automotive industry. Products sold by this segment consist primarily of overhead power-and-free conveyors and electrified monorail conveyors.

      Financial information regarding the business segments is presented in Note 18 to the Company's audited consolidated financial statements included elsewhere herein.

Products and Services

      Products Segment

      The Company's Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use. These products are typically manufactured for stock and are sold through a variety of distributors. In fiscal 1999, net sales of the Products segment were approximately $515.7 million or approximately 70% of the Company's net sales, of which approximately $389.7 million (76%) were domestic and $126.0 million (24%) were international. The following table sets forth certain sales data for the products of the Products segment, expressed as a percentage of net sales of this segment for fiscal 1999:



         Hoists............................................          56%
         Chain and forged attachments......................          22
         Industrial overhead cranes........................          15
         Industrial components.............................           7
                                                                     --
                                                                    100%
                                                                    ===

      Hoists. The Company manufactures a variety of hand-operated hoists and lever tools, air-powered hoists, electric chain hoists, and electric wire rope hoists. Load capacities for the Company's hoist product lines range from less than one ton to 100 tons. These products are sold under its Budgit, Chester, CM, Coffing, Shaw-Box, Yale and other recognized trademarks. The Company's hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental, health care and other emerging product markets. The Company also supplies hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

      The Company also offers a line of custom-designed, below-the-hook tooling and clamps. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications.

      Chain and Forged Attachments. The Company manufactures alloy chain for various industrial applications. Federal regulations in the United States require the use of alloy chain, which the Company first developed, for overhead lifting applications because of its strength and wear characteristics. A line of the Company's alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. The Company also sells specialized load chain for use in hoists. Three grades and multiple sizes of carbon steel welded-link chain are sold by the Company in the industrial and consumer markets for various load securement and other non-overhead lifting applications. As a result of the acquisition of Lister Bolt & Chain, Ltd. and Lister Chain & Forge Inc. (collectively, "Lister"), the Company now also manufactures kiln chain sold primarily to the cement and lime kiln manufacturing market and anchor and buoy chain sold primarily to the United States and Canadian governments.

      The Company manufactures a complete line of alloy and carbon steel forged attachments, including hooks, shackles, hitch pins, master links and loadbinders. These forged attachments are used in virtually all types of chain and wire rope rigging applications in a variety of industries, including transportation, mining, railroad, construction, marine, logging, petrochemical and agriculture.

      The Company also manufactures carbon steel forged and stamped products, such as loadbinders, hooks, shackles and other securement devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

      Industrial Overhead Cranes. The Company entered the crane manufacturing market through the August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. The Company's merger with GL in March 1999 established the Company as a significant participant in the strategically important crane building and servicing markets, which are strong complements to its hoist business.

      Industrial Components. The Company, through the Duff-Norton division of its Yale Industrial Products, Inc. ("Yale") subsidiary, designs and manufactures industrial components such as mechanical and electromechanical actuators, mechanical jacks and rotary unions for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Mechanical jacks are heavy duty lifting devices whose uses include the repair and maintenance of railroad tracks, locomotives and industrial machinery. Rotary unions are piping devices which introduce heating or cooling liquids into the interiors of rotating drums in industrial processes in the paper, textiles, rubber, plastics, printing and machine tool industries. The December 1998 acquisition of Gautier, a French rotary union and swivel joint manufacturer, complemented Duff-Norton's product line while expanding its global reach.


      Solutions Segments

      The Solutions segments are engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of operator-controlled manipulators and scissor lifts. The products and services of these two segments are highly engineered and are generally built to order and sold directly to end-users for specific applications. Net sales of the Solutions - Industrial segment in fiscal 1999 were approximately $58.3 million or approximately 8% of the Company's total net sales, of which approximately $30.1 million (52%) were domestic and approximately $28.2 million (48%) were international. Net sales of the Solutions - Automotive segment in fiscal 1999 were approximately $161.4 million or approximately 22% of the Company's total net sales, of which approximately $124.0 million (77%) were domestic and approximately $37.4 million (23%) were international. The following table sets forth certain sales data for the products and services of the Solutions segments, expressed as a percentage of net sales of these segments for fiscal 1999:

         Integrated material handling conveyor systems.....          86%
         Scissor lifts.....................................           6
         Manipulators......................................           4
         Other.............................................           4
                                                                     --

                                                                    100%
                                                                    ===

      Integrated  Material  Handling  Conveyor  Systems.  Conveyors are the most important component of a material handling system, reflecting their high functionality for transporting material throughout manufacturing and warehouse facilities. ASI, which is the sole business of the Solutions - Automotive segment, specializes in overhead conveyors, electrified monorail systems, robotic indexing systems and automatic body transfer systems. Univeyor, a component of the Solutions - Industrial segment, specializes in computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems.

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

Sales and Marketing

      The Company supports its Products segment sales through its sales forces and through independent manufacturing agents worldwide, including approximately 150 dedicated salespersons who sell hoists, chain, forged attachments, cranes, rotary unions, actuators, jacks, and related material handling accessories. Sales are further supported by over 130 Company-trained customer service correspondents and sales application engineers.

      The Company promotes its products by advertising in trade journals and by participating in more than 60 trade shows each year throughout the United States and abroad. Trade shows are central to promotion of the Company's products and, in certain cases, for actual sale of the Company's products, particularly to hardware retailers. Shows in which the Company participates range from global events held in Hanover, Germany, Cologne, Germany and Chicago, Illinois to local "markets" and "open houses" put on by individual hardware and industrial distributors. The Company also attends specialty shows for the entertainment, rental, safety and environmental recycling markets, as well as general purpose industrial and consumer hardware shows. In fiscal 1999, the Company participated in trade shows in Canada, France, Mexico, Germany, England, Singapore, South Africa, China, Australia and Brazil, as well as in the United States.

      The Company's communication program encompasses advertisements in leading trade journals as well as producing and distributing high quality information catalogs. On-site distributors and end-user training programs are held worldwide to promote and reinforce the attributes of the Company's products. The Company also has a Web site on the Internet (http://www.cmworks.com).

      The Company supports its product distribution by running cooperative "pull-through" advertising in over 50 vertical trade magazines and directories targeted to the theatrical, international, consumer, tire shredder and crane builder markets. The Company has separate ads for chain, hoists, forged attachments, lifters, actuators, hydraulic jacks, tire shredders, hardware programs, cranes and light rail systems.

Distribution and Markets

     Products Segment.

      The distribution channels for the Products segment include a variety of commercial distributors, including general distributors, specialty distributors, service-after-sale distributors and other distributors.

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

      o Crane builders design, build and install overhead crane and light-rail systems for general industry and sell a wide variety of hoists and lifting attachments. Cranes and crane components are also sold by the Company's wholly owned crane builders, Abell-Howe and GL, directly to end-users in a variety of industrial markets.

      Specialty Distribution Channels:

      o Catalog houses market a variety of MROP supplies and material handling products either exclusively through large, nationally distributed catalogs, or through a combination of catalog sales and a field sales force. The customer base of catalog houses, which traditionally included smaller industrial companies and consumers, has expanded to include large industrial accounts and integrated suppliers.

      o   Material handling specialists design and assemble systems  incorporat-
          ing  hoists,   overhead   rail   systems,   trolleys,   lift   tables,
          manipulators, air balancers, jib arms and other products.

      o Entertainment equipment distributors design, supply and install a variety of material handling equipment for concerts, theaters, ice shows, sports arenas, convention centers and discos.

      Service-After-Sale Distribution Channel:

      o Service-after-sale distributors include over 12 chain repair service stations and over 450 hoist parts, product, service and repair stations. This service network is designed for easy parts and service access for the Company's large installed base of hoists and related equipment in North America.

      Other Sales Channels:

      o Original equipment manufacturers supply various component parts to other industrial manufacturers as well as private branding and packaging of traditional Company products for material handling, lifting and positioning applications.

      o Government sales are sold directly by the Company and have expanded with the acquisition of Lister, which manufactures anchor, buoy and mooring chain for the United States and Canadian Navies and Coast Guards.

      Solutions Segments

      The products and services of the Solutions segment are sold primarily to end-users. In the sale of its integrated material handling conveyor systems, the Company generally acts as a prime contractor with turnkey responsibility for its systems, or a supplier working closely with the customer's general contractor. Sales are generated by in-house personnel, generally through engineer-to-engineer interactions. Products, such as scissor lifts and manipulators are sold by Company sales employees and specialized independent distributors.

Customer Service and Training

      The Company maintains well-trained customer service departments for all of its Products segment sales divisions, and regularly schedules product and service training schools for all customer service representatives and field sales forces. In addition, training schools for distribution, service stations, and end-users are held on a regular basis at most of the Company's facilities, as well as in the field. The Company has more than 450 service stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending various training schools maintained by the Company include representatives of General Motors, DuPont, 3M, GTE, Cummins Engine, General Electric and many other large industrial manufacturers.

      The Company also provides a variety of collateral material in video, cassette, CD-ROM, slide and literature format addressing such relevant material handling topics as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety.

      The Company also sponsors nine separate advisory boards made up of representatives of its primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable the Company and its primary distributors to exchange product and market information relevant to industry trends.

Recent Acquisitions

      Since February 1994, the Company has acquired thirteen operations:

      o In March 1999, the Company merged with GL, a full-service designer and builder of industrial overhead bridge, gantry and jib cranes and related components, in exchange for shares of, and options to purchase, the Company's common stock valued at approximately $20.6. This acquisition was the Company's first major step in the implementation of its CraneMart@ strategy.

      o In January 1999, the Company acquired Camlok and the Tigrip product line for aggregate consideration of approximately $10.6 million. Camlok, located in the United Kingdom, manufactures plate clamps, crane weighers and related products. The German-based Tigrip produces standard and specialized plate clamps. These acquisitions positioned the Company as a market leader for lifting clamps in Europe.

      o In December 1998, the Company acquired SERG, a manufacturer of rotary unions and swivel joints, for approximately $2.9 million. SERG's product lines are complementary to those of the Company's Duff-Norton division and provide the Company with additional cross-selling and cross-branding opportunities.

      o   In  August  1998,  the  Company  acquired  Abell-Howe,   a  regional
          manufacturer of jib and other overhead cranes for approximately $7.0 million. This acquisition marked the Company's entry into the complementary crane building product line, creating significant cross-selling opportunities for its existing hoist products.

      o In March 1998, the Company acquired LICO, a designer, manufacturer and installer of custom conveyors and material handling systems primarily for the automotive industry, for approximately $155.0 million, adjusted for outstanding borrowings. This acquisition strengthened the Company's position as a leader in the project design, fabrication and installation of automated material handling systems and provided the Company with an established platform for increasing its sales to the automotive and industrial manufacturing markets.

      o In January 1998, the Company acquired Univeyor, which is engaged in the design and manufacture of automated material handling systems, for approximately $15.0 million plus assumed liabilities. This transaction enabled the Company, which previously had designed solutions only for individual workstations, to offer automated material handling systems, predominantly using powered roller conveyors, for the entire workplace.

      o In December 1996, the Company acquired Lister, a manufacturer of cement kiln, anchor and buoy chain and mining bolts, for approximately $7.0 million. This transaction complemented the Company's line of chain products and provided the Company with access to new markets, particularly in the international marketplace.

      o In October 1996, the Company acquired the majority of the outstanding common equity of Yale Industrial Products, Inc., a manufacturer of a variety of lifting and positioning products, including hoists and scissor lifts and industrial components such as actuators, jacks and rotary unions, for approximately $270.0 million through a cash tender offer. In January 1997, the Company acquired the remaining common equity of Yale and effected a merger. This acquisition further complemented the Company's product line and also provided the Company with international operations and distribution facilities in Europe, South Africa and China.

      o In November 1995, the Company acquired Lift-Tech International, Inc. ("Lift-Tech"), a manufacturer and distributor of hoists and crane components, including wire rope and air-powered hoists, for approximately $63.0 million. Lift-Tech's products complemented the Company's existing hoist product lines, thereby enabling the Company to offer a broader product line to the marketplace.

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

Competition

      The markets in which the Company operates are highly competitive and the Company faces competition from a number of different manufacturers in each of its product areas and geographic markets, domestic and foreign. The Company competes in the sale of hoists with Demag, Kito-Harrington, Ingersoll-Rand and Morris Material Handling; in chain with Campbell, Peerless Chain Company and American Chain and Cable Company; in forged attachments with the Crosby Group, Chicago Hardware and Cooper; in actuators and rotary unions with Deublin and Joyce-Dayton; and in integrated material handling systems with Jervis B. Webb, Dearborn Mid-West, Allied UniKing and FATA. The principal competitive factors affecting the market for the Company's products include performance, functionality, price, brand recognition, customer service and support and product availability. Some of the Company's competitors have greater financial and other resources than the Company.

Employees

      At March 31, 1999, the Company had approximately 4,350 employees, 3,480 in the United States, 375 in Canada, 120 in Mexico and 375 in Europe. Approximately 1,580 of the Company's employees are represented under 12 separate collective bargaining agreements which terminate at various times between September 1999 and April 2003.

      During the past five years, the only interruptions or curtailments of the Company's business due to labor disputes was a five-day work stoppage at a Yale plant in Charlotte, North Carolina in fiscal 1997. The Company believes that its relationship with its employees is good. In support of this relationship, the

Company has maintained an Employee Stock Ownership Plan since 1988 and also uses
incentive-based   compensation   programs  that  are  linked  to  the  Company's
profitability and increase in shareholder value.

Backlog

      The Company's backlog of orders at March 31, 1999 was approximately $166.1 million compared to approximately $214.6 million at March 31, 1998. The Company's orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. Revenues from the Company's contracts for automated systems are generally recognized within 12 to 18 months. The Company does not believe that the amount of its backlog orders is a reliable indication of its future sales.

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

      The Company estimates that its total materials cost, including steel products and components, represented approximately 31% of net sales in fiscal 1999. The Company generally seeks to pass on materials price increases to its customers, although a lag period often exists. The Company's ability to pass on these increases is determined by competitive conditions.

Environmental and Other Governmental Regulation

      Like many manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all facilities owned or leased by the Company shall, and all employees of the Company have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards. The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures that would result in a material adverse effect on the Company's results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2000.

      Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate sites that are contaminated by hazardous substances. These laws apply to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. The Company has been involved recently in six administrative enforcement proceedings in connection with the remediation of certain facilities, one of which it owns and operates, one of which was formerly owned and operated by a subsidiary of one of the Company's subsidiaries, and four of which neither the Company nor any subsidiary of the Company has ever owned or operated but with regard to which the Company or a subsidiary of the Company has been identified as one of several potentially responsible parties ("PRPs"). The Company has cooperated with the regulatory authorities in connection with these environmental proceedings. From the perspective of the Company, with the exception of the two environmental administrative proceedings discussed below, these matters have been, and are expected to continue to be, minor matters not requiring substantial effort or expenditure on the part of the Company.

      The first environmental administrative proceeding is one in which the Company has been identified by the New York State Department of Environmental Conservation ("NYSDEC"), along with other companies, as a PRP at the Frontier Chemical Site in Pendleton, New York ("Pendleton Site"), a site listed on NYSDEC's Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. The Company sent waste pickling liquor generated at its facility in Tonawanda, New York to the Pendleton Site during the period from approximately 1969 to 1977, and the Company is participating with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. As a result of a negotiated cost allocation among the participating PRPs, the Company has paid its pro rata share of the remediation costs and accrued its share of the ongoing operations and maintenance costs. As of March 31, 1999, the Company has paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. If any of the currently nonparticipating parties identified by the participating PRPs pay their pro rata shares of the remediation costs, then the Company's share of total site remediation costs will decrease. Settlements have been reached with 45 of the 113 defendants in the cost recovery action, and additional settlements are expected in the future. However, the Company has not yet received payment in connection with such settlements. The Company also has entered into a settlement agreement with one of its insurance carriers in the amount of approximately $734,130 in connection with the Pendleton Site and has received payment in full of the settlement amount.

      The second environmental administrative proceeding involved Mechanical Products, Inc., a former subsidiary of Yale ("MPI"). In 1987, MPI discovered that groundwater and certain soils at and near its Jackson, Michigan plant contained certain organic chemical compounds in concentrations above those permitted by applicable law. MPI conducted an extensive investigation of the site and entered into an Administrative Order by Consent with the State of Michigan Department of Natural Resources which provides for further investigation and the development and implementation of a plan for remedial action. Since 1991, MPI has been engaged in efforts to investigate and remediate the impacted areas. On or about August 10, 1998, Yale sold MPI in a stock transaction, and the purchaser assumed the environmental liabilities associated with the administrative proceeding described in this paragraph. As of August 10, 1998, the Company had paid a total of approximately $3.4 million in remediation and operations and maintenance costs required by this administrative proceeding, and since that date, as a result of the sale of MPI, the Company has not had, and does not expect to have, further expenditures in connection with same.

      For all of the currently known and unpaid environmental matters, the Company has accrued a total of approximately $930,000 as of March 31, 1999, which, in the opinion of the Company's management, is sufficient to deal with such matters. Further, the Company's management believes that the environmental matters known to, or anticipated by, the Company should not, individually or in the aggregate, have a material adverse effect on the Company's cash flow, results of operations or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on the Company.

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


Item 2.           Properties.
-------           -----------

      The Company maintains its corporate headquarters in Amherst, New York. The principal properties utilized by the Company for its continuous operations consist of 56 manufacturing and distribution facilities, of which 40 are located in the United States, 5 are located in Canada, 1 is located in Mexico, 8 are located in Europe, and 2 are located in Asia. The Company also leases a number of sales offices and minor warehouses throughout North America, Europe, Asia and South AFrica. The following table summarizes the Company's headquarters and principal manufacturing and distribution facilities by business segment:


                                                                         Approximate Floor Space
                                                                            (in square feet)
                                                            Owned                  Leased                 Total

Corporate Headquarters                                       ---                  52,000(1)              52,000

Products (42 facilities):
     United States                                        1,740,000              623,000              2,363,000
     International                                          394,000              187,000                581,000

Solutions - Industrial (7 facilities):
     United States                                          323,000                    -                323,000
     International                                           85,000               20,000                105,000

Solutions - Automotive (7 facilities):
     United States                                           81,000               65,000                146,000
     International                                                -                    -                      -

_______________________
(1) Approximately 26,000 square feet is sublet to an unaffiliated party through June 30, 2003.  Title to the property is vested in the Town of Amherst Industrial Development Agency pursuant to an industrial revenue bond transaction.  The Company has the right and obligation to purchase the property upon the expiration of the lease term for $1.00.


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

      On November 18, 1996, an action entitled Milliken & Company vs. Duff-Norton Company, Inc. and Industrial Distribution Group, Inc. d/b/a Dixie Industrial Supply Company was commenced in the Superior Court of Troup County, Georgia. In its complaint in this action, the plaintiff alleges that a rotary union coupler manufactured by a subsidiary of Yale failed, causing a fire resulting in alleged damages to the plaintiff's carpet manufacturing facility and equipment in excess of $500 million. This action was settled in fiscal 1999 within the limits of the Company's insurance coverage.


Item 4.           Submission of Matters to a Vote of Security Holders.
-------           ----------------------------------------------------

     Not applicable.

                                     PART II


Item 5.           Market for the Company's  Common Stock  and  Related  Security
-------           --------------------------------------------------------------
                  Holder Matters.
                  ---------------

      The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the trading symbol "CMCO". The following table sets forth, for the fiscal periods indicated, the high and low closing sale prices per share of the Company's Common Stock as reported by NASDAQ.


                                   Fiscal 1999                  Fiscal 1998
                                   -----------                  -----------
                                 High        Low              High       Low
                                 ----        ---              ----       ---

     1st Quarter                30 1/2      26 1/4           19          17
     2nd Quarter                28 7/16     15 1/8           26 1/4      18 5/8
     3rd Quarter                19 1/4      14 3/8           26 1/2      22 1/2
     4th Quarter                22 3/4      17 7/16          27 7/8      22 3/16

      As of March 31, 1999, there were 162 holders of record of the Company's Common Stock. Approximately 2,000 additional shareholders hold shares of the Company's Common Stock in "street name".

      The Company declared total cash dividends of $.28 per share in fiscal 1999 and $.28 per share in fiscal 1998.

      On March 1, 1999, the Company issued 897,114 shares of its common stock (the "Merger Shares") to six investors in a private placement. The Merger Shares were issued pursuant to a pooling transaction in which a subsidiary of the Company and GL merged. As a result of such merger, all of the outstanding shares of GL were converted into the Merger Shares. The value of the Merger Shares, based upon the last reported sale price of the Company's common stock on March 1, 1999, was $17.8 million. The Merger Shares were issued in reliance on an exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.           Selected Financial Data.
-------           ------------------------

                         SELECTED FINANCIAL INFORMATION

      The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years in the period ended March 31, 1999. This information includes (i) the results of operations of Lift-Tech since its acquisition on November 1, 1995, (ii) the results of operations of Yale since its acquisition on October 17, 1996, (iii) the results of operations of Lister since its acquisition on December 19, 1996, (iv) the results of operations of Univeyor since its acquisition on January 8, 1998, (v) the results of operations of LICO since its acquisition on March 31, 1998, (vi) the results of operations of Mechanical Products through its divestiture on August 7, 1998,
(vii) the results of operations of Abell-Howe since its acquisition on August 21, 1998, (viii) the results of operations of Gautier since its acquisition on December 4, 1998, (ix) the results of operations of Camlok and Tigrip since their acquisition on January 29, 1999, and (x) the results of operations of GL since its formation on April 1, 1997, including the restatement of Company data reported prior to GL's merger with the Company on March 1, 1999. This table should be read in conjunction with the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein. Refer to the "Description of Business and Business Acquisitions" note to the Consolidated Financial Statements regarding the unaudited pro forma information presented, which reflects the fiscal 1999 and 1998 business acquisitions and divestiture, and related capital impact, as if they occurred on April 1, 1997, which is the beginning of fiscal 1998.


                                                                              Fiscal Years Ended March 31,
                                                                              ----------------------------
                                                                   1995       1996       1997        1998      1999
                                                                   ----       ----       ----        ----      ----
                                                                    (Dollars in thousands, except per share data)
Statement of Income Data:
Net sales....................................................   $172,330   $209,837   $359,424    $561,823  $735,445
Cost of products sold........................................    124,492    149,511    251,987     401,669   542,975
Gross profit.................................................     47,838     60,326    107,437     160,154   192,470
Selling expenses.............................................     15,915     19,120     32,550      46,578    52,059
General and administrative expenses..........................     11,449     13,941     24,636      33,361    39,850
Amortization of intangibles..................................        600        791      5,197      10,297    15,479
Other charges................................................      1,598        672         -         ---       ---
Income from operations.......................................     18,276     25,802     45,054      69,918    85,082
Interest and debt expense....................................      2,352      5,292     11,930      25,104    35,923
Interest and other income....................................        472      1,134      1,168       1,940     1,565
Income before income taxes, minority interest and
  extraordinary charge.......................................
                                                                  16,396     21,644     34,292      46,754    50,724
Income tax expense...........................................      5,892      8,657     15,617      22,776    23,288
Minority interest............................................         -         -       (323)        ---       ---
Extraordinary charge for early debt extinguishment...........         -         -     (3,198)     (4,520)      ---
Net income...................................................   $ 10,504   $ 12,987   $ 15,154    $ 19,458  $ 27,436
Net income per common share-diluted(a).......................     $ 1.48     $ 1.69     $ 1.15      $ 1.35    $ 1.92
Cash dividend per common share (a)...........................       0.21       0.24       0.27        0.28      0.28
Pro Forma Statement of Income Data:
Net sales....................................................                                     $735,525  $732,143
Income from operations.......................................                                       81,963    84,702
Income before extraordinary charge...........................                                       24,354    27,355
Net income...................................................                                       19,834    27,355
Earnings per share -- diluted:
   Income before extraordinary charge........................                                         1.69      1.91
   Net income................................................                                         1.37      1.91


Balance Sheet Data (at end of period):
Total assets.................................................   $ 97,822  $ 188,734  $ 548,245   $ 788,862 $ 766,911
Total long-term debt (including current maturities)..........     22,587      9,744    286,288     458,577   423,612
Total liabilities............................................     56,972     51,112    398,089     617,916   578,237
Total shareholders' equity...................................     40,850    137,622    150,156     170,946   188,674

(a)  Reflects a 17 to 1 stock  split of the common  stock  effected  on  February  15,  1996;  fiscal 1995 and 1996 per share data also impacted by the Company's initial public offering effected on February 22, 1996.


Item 7.           Management's Discussion and Analysis of Results of  Operations
-------           --------------------------------------------------------------
                  and Financial Condition.
                  ------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

      The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial, automotive and consumer markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers and other end-users. Commercial distribution channels include general distributors, specialty distributors, service-after-sale distributors, original equipment manufacturers ("OEMs"), and the U.S. and Canadian governments. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Company products are also sold to OEMs, and to the U.S. and Canadian governments. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions businesses primarily deal with end-users. Material handling solution sales are concentrated, domestically and internationally (primarily Europe), in the automotive industry, and consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction and other industrial markets.

      On March 1, 1999, GL International, Inc. ("GL") was merged with and into the Company through the issuance of new Company stock and options to purchase Company stock for all issued and outstanding stock and options of GL. The merger was accounted for as a pooling of interests and, accordingly, the 1999 and 1998 consolidated financial statements have been restated to include the accounts of GL from the date of GL's formation, April 1, 1997.

      This section should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

Results of Operations

      The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented:

                                                                                         Fiscal Years Ended March 31,
                                                                                         ----------------------------
                                                                                         1999        1998        1997
                                                                                         ----        ----        ----
Products Segment sales...............................................................     71.9%       93.4%       88.6%
Solutions - Industrial Segment sales.................................................      7.9         7.1         7.9
Solutions - Automotive Segment sales.................................................     22.0          -           -
Intercompany eliminations/Other sales................................................     (1.8)       (0.5)        3.5
                                                                                          ----        ----         ---

Net sales............................................................................    100.0       100.0       100.0
Cost of products sold................................................................     73.8        71.5        70.1
                                                                                          ----        ----        ----

Gross profit.........................................................................     26.2        28.5        29.9
Selling expenses.....................................................................      7.1         8.3         9.1
General and administrative expenses..................................................      5.4         5.9         6.9
Amortization of intangibles..........................................................      2.1         1.9         1.4
                                                                                           ---         ---         ---

Income from operations...............................................................     11.6        12.4        12.5
Interest and debt expense............................................................      4.9         4.4         3.3
Interest and other income............................................................      0.2         0.3         0.3
                                                                                           ---         ---         ---

Income before income taxes, minority interest and extraordinary charge...............      6.9         8.3         9.5
Income tax expense...................................................................      3.2         4.0         4.3
                                                                                           ---         ---         ---

Income before minority interest and extraordinary charge.............................      3.7%        4.3%        5.2%
                                                                                           ====        ====        ====

   Fiscal Years Ended March 31, 1999, 1998, and 1997

      Sales growth during the periods was primarily due to the March 1999 GL merger, the March 1998 LICO acquisition, the January 1998 Univeyor acquisition, the December 1996 Lister acquisition and the October 1996 Yale acquisition, offset by the August 1998 Mechanical Products divestiture. Sales in 1999 of $735,445,000 increased $173,622,000 or 30.9% over 1998, and sales in 1998 of
$561,823,000  increased  $202,399,000  or 56.3% over 1997. On a pro forma basis, considering the effects of fiscal 1999 and 1998 acquisitions and divestiture, the Company experienced a 0.5% decrease in sales in fiscal 1999 compared to 1998. This comparison is impacted by the following economic factors: 1) a relatively soft industrial market, 2) the effect of the mid-1998 General Motors strike, 3) the impact of the Asian and South American economic situations, and
4) a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share. On a pro forma basis, considering the effects of fiscal 1998 and 1997 acquisitions, the Company experienced a 10.6% increase in sales in fiscal 1998 compared to 1997. This growth was due to strong Solutions-Automotive segment demand as well as solid demand by nearly all Products segment market channels. In addition, during these periods the Company introduced list price increases of approximately 4% in both December 1998 and 1997 affecting certain of the Company's hoist, chain and forged products sold in its domestic commercial markets. Sales in the Products, Solutions-Industrial and Solutions-Automotive segments were as follows, in thousands of dollars and with percentage changes for each segment:

                                                                               Change                 Change
                                        Fiscal Years Ended March 31,        1999 vs 1998           1998 vs 1997
                                        ----------------------------        ------------           ------------
                                      1999           1998          1997         Amount     %           Amount      %
                                      ----           ----          ----         ------     -           ------      -
                                                         (In thousands, except percentages)
   Products...................     $528,974       $524,949      $318,544       $ 4,025     0.8        $206,405    64.8
   Solutions-Industrial.......       58,301         39,845        28,308        18,456    46.3          11,537    40.8
   Solutions-Automotive.......      161,443              -             -       161,443     -                -      -
   Eliminations/Other.........      (13,273)        (2,971)       12,572       (10,302)    -           (15,543)    -
Consolidated net sales........     $735,445       $561,823      $359,424      $173,622    30.9        $202,399    56.3


      The addition of the Solutions-Automotive segment in fiscal 1999 is due to the March 1998 LICO acquisition. The 46.3% and 40.8% growth in the Solutions-Industrial segment in fiscal 1999 and 1998, respectively, is due to the January 1998 Univeyor acquisition and also a small portion of the October 1996 Yale acquisition. The 64.8% growth in the Products segment in fiscal 1998 is due to the formation of GL in April 1997, the December 1996 Lister acquisition, the October 1996 Yale acquisition and solid sales growth in nearly all market channels within this segment. The fluctuation in Eliminations/Other in each of the periods is due to the addition of intercompany sales between GL and the other businesses within the Company in fiscal 1999 and 1998, offset by the August 1998 Mechanical Products divestiture. Sales per employee increased to $169,500 in fiscal 1999 from $134,400 in fiscal 1997.

      The Company's gross profit margins were approximately 26.2%, 28.5% and 29.9% for 1999, 1998 and 1997, respectively. The decrease in gross profit margin in fiscal 1999 is primarily due to the LICO acquisition which formed the Solutions-Automotive segment and generally produces lower gross profit margins than the other segments. The lower profitability of this segment is offset by a lower operating capital base required to design and manufacture its products. After isolating the effect of the LICO acquisition, the 1999 gross profit margin increased by approximately 90 basis points. The decrease in gross profit margin in fiscal 1998 resulted primarily from a change in the classification of approximately $7.6 million of costs into cost of products sold which previously had been classified as general and administrative expenses. This change was made for intracorporate consistency and had a minimal effect on income from operations. In addition, the fiscal 1998 gross profit margin was also impact by the addition of GL, which also generates lower gross profit margins on a lower capital base as compared to the pre-existing Products segment businesses. After isolating the effect of the classification change and the GL merger, the 1998 gross profit margin increased by approximately 50 basis points compared to 1997. Excluding the effects of those specific items noted above, the resulting increase in gross profit margin in each of the periods resulted from the effects of the Company's cost control efforts and integration of acquisitions.

      Selling expenses were  $52,059,000,  $46,578,000 and $32,550,000 in fiscal
1999, 1998, and 1997, respectively. The 1999 expenses include the full year of LICO activity; 1998 expenses include the full year of Yale and GL activity as compared to fiscal 1997. As a percentage of consolidated net sales, selling expenses were 7.1%, 8.3% and 9.1% in fiscal 1999, 1998 and 1997, respectively. The 1999 and 1998 improvements reflect a lower level of selling expenses incurred on behalf of the LICO and GL businesses, relative to sales.

      General and administrative expenses were $39,850,000, $33,361,000 and $24,636,000 in fiscal 1999, 1998 and 1997, respectively. The 1999 expenses include the full year of LICO activity; 1998 expenses include the full year of Yale and GL activity as compared to fiscal 1997. As a percentage of consolidated net sales, general and administrative expenses were 5.4%, 5.9% and 6.9% in fiscal 1999, 1998 and 1997, respectively. The 1999 improvement reflects a lower level of general and administrative expenses incurred on behalf of the LICO business, relative to sales. As noted above, the improved percentage in fiscal 1998 was primarily due to a change that reclassified approximately $7.6 million of expenses previously classified as general and administrative into costs of products sold for intracorporate consistency. This 1998 improvement was offset somewhat by a higher level of general and administrative expenses incurred on behalf of the GL business, relative to sales.

      Amortization of intangibles was $15,479,000, $10,297,000 and $5,197,000 in fiscal 1999, 1998 and 1997, respectively. Fiscal 1999 includes a full year of goodwill amortization resulting from the LICO acquisition; 1998 includes a full year of goodwill amortization resulting from the Yale acquisition; 1997 includes a partial year of Yale and a full year of goodwill amortization resulting from the Lift-Tech acquisition.

      Interest and debt expense was $35,923,000,  $25,104,000 and $11,930,000 in fiscal 1999, 1998 and 1997, respectively. The fiscal 1999 and 1998 increases were primarily due to the financing required to complete the LICO and Yale acquisitions. As a percentage of consolidated net sales, interest and debt expense was 4.9%, 4.4% and 3.3% in fiscal 1999, 1998 and 1997, respectively.

      Interest and other income was  $1,565,000,  $1,940,000  and  $1,168,000 in fiscal 1999, 1998 and 1997, respectively. The fluctuations reflect changes in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims.

      Income taxes as a percentage of pre-tax accounting income were 45.9%, 48.7% and 45.5% in fiscal 1999, 1998 and 1997, respectively. The percentages reflect the effect of non-deductible goodwill amortization resulting from the business acquisitions.

      In fiscal 1997, the minority interest share of Yale earnings of $323,000 resulted from the fact that the Company acquired 72% of the outstanding Yale shares on a fully diluted basis in October 1996 and the remainder in January 1997.

      As a result of the above, income before extraordinary charges increased $3,458,000 or 14.4% in 1999 and $5,626,000 or 30.7% in 1998. This is based on income before extraordinary charges of $27,436,000, $23,978,000 and $18,352,000 or 3.7%, 4.3% and 5.2% as a percentage of consolidated net sales in fiscal 1999, 1998 and 1997, respectively.

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

      Net  income,  therefore,   increased  $7,978,000  or  41.0%  in  1999  and
$4,304,000  or 28.4%  in 1998.  This is  based  on net  income  of  $27,436,000,
$19,458,000 and $15,154,000 in fiscal 1999, 1998 and 1997, respectively.

Liquidity and Capital Resources

      On March 1, 1999, GL was merged with and into the Company through the issuance of 897,114 shares of newly issued Company stock and options to purchase 154,848 shares of Company stock for all issued and outstanding stock and options of GL. The fair market value of the stock and options exchanged was approximately $20.6 million.

      On January 29, 1999, the Company acquired all of the outstanding stock of Camlok and the net assets of the Tigrip product line for $10.6 million in cash, financed by a German subsidiary revolving credit facility and term note.

      On December 4, 1998, the Company acquired all of the outstanding stock of Gautier for $3 million in cash, financed by the Company's revolving credit facility.

      During October 1998, the Company's ESOP borrowed $7,682,000 from the Company and purchased 479,900 shares of Company common stock on the open market at an average cost of $16 per share.

      On August 21, 1998, the Company acquired the net assets of Abell-Howe for $7 million in cash, financed by the Company's revolving credit facility.

      On August 7, 1998, the Company sold its Mechanical Products division for $11.5 million, consisting of $9.1 million in cash and a $2.4 million note receivable.

      On March 31, 1998, the Company acquired all of the outstanding stock of LICO for approximately $155 million of cash, which was financed by proceeds from the Company's revolving credit facility and a private placement of senior subordinated notes, both of which also closed effective March 31, 1998. The Company's previously existing Term Loan A, Term Loan B and revolving credit facility were repaid and retired on March 31, 1998.

      On January 7, 1998, the Company acquired all of the outstanding stock of Univeyor for approximately $15 million of cash plus the assumption of certain debt, financed by the Company's revolving credit facility.

      The 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $212.4 million was outstanding at March 31, 1999. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 112.5 basis points at March 31, 1999. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap and cap.

      The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199,468,000, net of original issue discount of $532,000 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1,902,000 of proceeds from rate hedging in advance of the
placement.   Provisions  of  the  8  1/2%  Notes  include,  without  limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined). On or after April 1, 2003, they are redeemable at prices declining annually from 108.5% to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes with the proceeds of equity offerings at a redemption price of 108.5%, subject to certain restrictions. In the event of a Change of Control (as defined), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are not subject to any sinking fund requirements.

      The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

      Net cash provided by operating activities increased to $57,493,000 in fiscal 1999 from $38,420,000 in 1998 and $28,886,000 in 1997. The $19,073,000
increase in net cash provided by operating activities in fiscal 1999 compared to 1998 results from increased net income of $7,978,000, increased depreciation and amortization of $7,360,000, and a decrease of changes in net working capital components, offset by the extraordinary charge for early debt extinguishment of $4,520,000 in 1998. The $9,534,000 increase in net cash provided by operating activities in fiscal 1998 compared to 1997 results from increased net income of $4,304,000, and increased depreciation and amortization of $8,611,000, offset by decreased deferred income tax expense by $4,761,000. Operating assets net of liabilities decreased by $4,412,000 in fiscal 1999 and increased by $5,509,000 and $5,905,000 in fiscal 1998 and 1997, respectively.

      Net cash used in investing activities was $23,943,000 in fiscal 1999 compared to $185,034,000 in 1998 and $215,851,000 in 1997. The 1999 amount includes the acquisitions of Camlok/Tigrip, Gautier, and Abell-Howe for $19,958,000, net of cash acquired; it is reduced by $8,801,000 of net proceeds from the Mechanical Products divestiture and $2,182,000 of proceeds from the sale of a portion of non-operating assets acquired with Yale in fiscal 1997. The 1998 amount includes the acquisitions of LICO, Univeyor and a GL business acquisition for $175,686,000, net of cash acquired; it is reduced by $4,575,000 of proceeds from the sale of a portion of the non-operating Yale assets. The net cash used in investing activities in fiscal 1997 includes $203,577,000 for the Yale and Lister acquisitions, net of cash acquired.

Capital Expenditures

      In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations.
Consolidated capital expenditures for fiscal 1999, 1998 and 1997 were $12,992,000, $11,406,000 and $9,392,000, respectively, excluding those capital assets acquired in conjunction with business acquisitions.

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

      The Company has determined that it needs to modify certain portions of its corporate business information software so that its computer system will function properly with respect to dates in the year 2000 and beyond. Both internal and external resources have been dedicated to identifying, implementing, and testing corrective action in order to make such programs Year 2000 compliant; all such work is planned to be completed by July 1999 and is currently on schedule. To date the corporate business information software has been 100% assessed, approximately 95% has been remedially reprogrammed, and approximately 72% is now certified to be Year 2000 compliant. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems.

      The Company has completed a corporate-wide assessment of the Year 2000 readiness of microprocessor controlled equipment such as robotics, CNC machines, and security and environmental systems. This assessment has revealed that at least 98% of all microprocessor-controlled equipment, including over 98% of all security and environmental systems, is currently compliant. Any necessary upgrades to ensure Year 2000 readiness are expected to be in place by the end of June 1999. In addition, the Company has determined that all of its manufactured products are 100% Year 2000 compliant.

      The Company has initiated communications with its suppliers and customers to determine the extent to which systems, products or services are vulnerable to failure should those third parties fail to remediate their own Year 2000 issues. To date the Company has received responses to over 80% of its inquiries and no Year 2000 compliance problem has been identified from these responses. While we believe that our Year 2000 compliance plan adequately addresses potential Year 2000 concerns and to date no significant Year 2000 issues have been identified with our suppliers and customers, there can be no guarantee that the systems of other companies on which our operations rely will be compliant on a timely basis and will not have an effect on our operations.

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

      The forward looking statements contained in the Year 2000 Conversions should be read in conjunction with the Company's disclosures under the heading "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995".

Effects of New Accounting Pronouncements

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," in June of 1998 which is effective for fiscal 2001. Statement No. 133 establishes accounting and reporting standards for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge) (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains and losses on the derivatives are reported in earnings and when they are to be reported as a component of other comprehensive income. The impact of compliance with this Statement has not yet been determined by the Company.

      In March of 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted the provisions of the SOP in its financial statements for the year ended March 31, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The impact of the SOP was not material to the Company.

      In April of 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities," which requires costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements for the year ended March 31, 1999. The adoption of SOP 98-5 had no effect on the Company's reported earnings.

Item 7A.          Quantitive and Qualitative Disclosures About Market Risk
--------          --------------------------------------------------------

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company is exposed to various market risks, including commodity prices for raw materials, foreign currency exchange rates, and primarily changes in interest rates. The Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

      The Company's primary commodity risk is related to changes in the price of steel. The Company controls this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of its products. The Company does not enter into financial instrument transactions related to raw material costs.

      Approximately 17% of the Company's operations consist of manufacturing plants and sales offices in foreign jurisdictions. The Company manufactures its products in the United States, Canada, Germany, Denmark, the United Kingdom, Mexico, France and China and sells its products and solutions in over 50 countries annually. The Company's results of operations could be affected by such factors as changes in foreign currency rates or weak economic conditions in foreign markets. The Company's operating results are exposed to fluctuations between the US dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese renminbi. For example, when the US dollar strengthens against the Canadian dollar, the value of sales and net income denominated in Canadian dollars decreases when translated into US dollars for inclusion in the Company's consolidated results. The Company also is exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. The Company's foreign currency risk is mitigated since the majority of foreign operations' sales and the related expense transactions are denominated in the same currency. In addition, the majority of export sale transactions are denominated in US dollars. Accordingly, the Company currently does not invest in derivative instruments such as foreign exchange contracts to hedge foreign currency transactions.

      The Company controls risk related to changes in interest rates through structuring its debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions. At March 31, 1999, approximately 49% of the Company's outstanding debt has fixed interest rates. At that date, the Company has approximately $217.2 million of variable rate non-current debt and has an interest rate swap with a notional amount of $3.5 million maturing in July 2000 based on LIBOR at 5.9025%, plus the applicable margin based on the Company's leverage ratio. Under this agreement, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. In addition, the Company also has a LIBOR-based interest rate cap on $49.5 million of debt, maturing in December 1999 at 10%. A 1% fluctuation in interest rates would change future interest expense on the $213.7 million of debt that is not covered by the swap agreement by approximately $2.1 million.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 1999:
     Report of Independent Auditors.................................        F-2
     Consolidated Balance Sheets....................................        F-4
     Consolidated Statements of Income..............................        F-5
     Consolidated Statements of Shareholders' Equity................        F-6
     Consolidated Statements of Cash Flows..........................        F-7
     Notes to Consolidated Financial Statements.....................        F-8

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Columbus McKinnon Corporation

     We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Columbus McKinnon Corporation and GL International, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of GL International, Inc. as of March 31, 1998, or the related statements of income and cash flows for the year then ended, which statements reflect total assets of $27,921,000 as of March 31, 1998, and total revenues of $59,860,000 for the year ended March 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GL International, Inc. for 1998, is solely based on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ Ernst & Young LLP

Buffalo, New York
May 17, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GL International, Inc.:

     We have audited the consolidated balance sheet of GL International, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of income and cash flows for the year then ended (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GL International, Inc. and subsidiaries at March 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                               /s/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
August 24, 1998


                          COLUMBUS McKINNON CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,
                                                                                        ---------
                                                                                    1999         1998
                                                                                    ----         ----
                                                                                     (In thousands)
                                     ASSETS
Current assets:
     Cash and cash equivalents .............................................   $   6,867    $  22,861
     Trade accounts receivable, less allowance for doubtful accounts ($2,271
       and $2,511 respectively) ............................................     136,988      124,637
     Unbilled revenues .....................................................       9,821       19,634
     Inventories ...........................................................     115,979      115,126
     Net assets held for sale ..............................................       8,214       10,396
     Prepaid expenses ......................................................       8,160       10,407
                                                                                   -----       ------
Total current assets .......................................................     286,029      303,061
Net property, plant, and equipment .........................................      90,004       87,662
Goodwill and other intangibles, net ........................................     357,727      368,946
Marketable securities ......................................................      19,355       16,665
Deferred taxes on income ...................................................       5,627        7,045
Other assets ...............................................................       8,169        5,483
                                                                                   -----        -----
Total assets ...............................................................   $ 766,911    $ 788,862
                                                                               =========    =========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks ................................................   $   4,590    $   5,184
     Trade accounts payable ................................................      54,651       58,639
     Excess billings .......................................................       5,058        4,653
     Accrued liabilities ...................................................      54,331       44,405
     Current portion of long-term debt .....................................       1,926        2,180
                                                                                   -----        -----
Total current liabilities ..................................................     120,556      115,061
Senior debt, less current portion ..........................................     222,165      256,929
Subordinated debt ..........................................................     199,521      199,468
Other non-current liabilities ..............................................      35,995       46,458
                                                                                  ------       ------
Total liabilities ..........................................................     578,237      617,916
                                                                                 =======      =======
Shareholders' equity:
     Class A voting common stock; 50,000,000 shares authorized; 14,663,697 .
       and 14,652,972 shares issued ........................................         146          146
     Additional paid-in capital ............................................     102,313      100,425
     Retained earnings .....................................................     100,455       76,744
     ESOP debt guarantee; 708,382 and 325,092 shares .......................      (9,865)      (3,203)
     Unearned restricted stock; 152,775 and 134,550 shares .................      (1,009)        (538)
     Accumulated other comprehensive loss ..................................      (3,366)      (2,628)
Total shareholders' equity .................................................     188,674      170,946
                                                                                 -------      -------
Total liabilities and shareholders' equity .................................   $ 766,911    $ 788,862
                                                                               =========    =========

                             See accompanying notes.


                                                     COLUMBUS McKINNON CORPORATION

                                                   CONSOLIDATED STATEMENTS OF INCOME


                                                                    Year Ended March 31,
                                                                    --------------------
                                                               1999         1998         1997
                                                               ----         ----         ----
                                                                      (In thousands,
                                                                   except per share data)
Net sales ..............................................   $ 735,445    $ 561,823    $ 359,424
Cost of products sold ..................................     542,975      401,669      251,987
                                                             -------      -------      -------
Gross profit ...........................................     192,470      160,154      107,437
Selling expenses .......................................      52,059       46,578       32,550
General and administrative expenses ....................      39,850       33,361       24,636
Amortization of intangibles ............................      15,479       10,297        5,197
                                                              ------       ------        -----
                                                             107,388       90,236       62,383
                                                             -------       ------       ------
Income from operations .................................      85,082       69,918       45,054
Interest and debt expense ..............................      35,923       25,104       11,930
Interest and other income ..............................       1,565        1,940        1,168
                                                               -----        -----        -----
Income before income taxes, minority interest and
   extraordinary charge ................................      50,724       46,754       34,292
Income tax expense .....................................      23,288       22,776       15,617
                                                              ------       ------       ------
Income before minority interest and extraordinary charge
                                                              27,436       23,978       18,675
Minority interest ......................................          -           -         (323)
                                                              ------       ------       ------
Income before extraordinary charge .....................      27,436       23,978       18,352
Extraordinary charge for early debt extinguishment .....          -       (4,520)      (3,198)
                                                              ------       ------       ------
Net income .............................................   $  27,436    $  19,458    $  15,154
                                                           =========    =========    =========

Earnings per share data, basic:
     Income before extraordinary charge for
          debt extinguishment ..........................   $    1.94    $    1.69    $    1.39
     Extraordinary charge for debt extinguishment ......          -        (0.32)       (0.24)
                                                            --------     --------     --------
     Net income ........................................   $    1.94    $    1.37    $    1.15
                                                            ========     ========     ========
Earnings per share data, diluted:
     Income before extraordinary charge for
          debt extinguishment ..........................   $    1.92    $    1.66    $    1.39
     Extraordinary charge for debt extinguishment ......          -        (0.31)       (0.24)
                                                            --------     --------     --------
     Net income ........................................   $    1.92    $    1.35    $    1.15
                                                            ========     ========     ========










                             See accompanying notes.


                                                   COLUMBUS McKINNON CORPORATION

                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (In thousands, except share and per share data)

                                       Common     Addi-                                          Accumulated
                                       Stock      tional                   ESOP      Unearned       Other          Total
                                       ($.01     Paid-in     Retained      Debt     Restricted  Comprehensive   Shareholders'
                                     par value)  Capital     Earnings    Guarantee     Stock     Income (Loss)     Equity
                                     ----------  -------     --------    ---------     -----     -------------     ------
Balance at March 31, 1996..........      $ 137  $ 94,283     $ 49,386    $ (5,238)   $   (836)      $   (110)   $  137,622
Comprehensive income:
Net income 1997....................          -         -       15,154           -           -              -        15,154
Change in foreign currency
  translation adjustment...........          -         -            -           -           -         (1,309)       (1,309)
Net unrealized gain on investments.          -         -            -           -           -            318           318
Change in minimum pension
  liability adjustment.............          -         -            -           -           -           (111)         (111)
                                                                                                                      -----
Total comprehensive income.........          -         -            -           -           -              -        14,052
Earned 105,601 ESOP shares.........          -       665            -       1,037           -              -         1,702
Restricted common stock granted,
19,800   shares; net of 3,111                -       289            -           -        (280)             -             9
shares canceled....................
Earned portion of restricted stock.          -        17            -           -         295              -           312
Common dividends declared
  $0.27 per share..................          -         -       (3,541)          -           -              -        (3,541)
                                           ---    ------       ------       -----         ---          -----       -------
Balance at March 31, 1997..........        137    95,254       60,999      (4,201)       (821)        (1,212)      150,156
Issued 897,114 common shares.......          9     3,881            -           -                          -         3,890
Comprehensive income:
Net income 1998....................          -         -       19,458           -           -              -        19,458
Change in foreign currency
  translation adjustment...........          -         -            -           -           -         (1,527)       (1,527)
Net unrealized gain on investments.          -         -            -           -           -            558           558
Change in minimum pension
  liability adjustment.............          -         -            -           -           -           (447)         (447)
                                                                                                                      -----
Total comprehensive income.........          -         -            -           -           -              -        18,042
Earned 101,416 ESOP shares.........          -     1,270            -         998           -              -         2,268
Earned portion of restricted stock.          -        20            -           -         283              -           303
Common dividends declared
  $0.28 per share..................          -         -       (3,713)          -           -              -        (3,713)
                                           ---   -------       ------       -----         ---          -----       -------
Balance at March 31, 1998..........      $ 146 $ 100,425     $ 76,744    $ (3,203)     $ (538)      $ (2,628)    $ 170,946
Comprehensive income:
Net income 1999....................          -         -       27,436           -           -              -        27,436
Change in foreign currency
  translation adjustment...........          -         -            -           -           -         (1,399)       (1,399)
Net unrealized gain on investments.          -         -            -           -           -            714           714
Change in minimum pension
  liability adjustment.............          -         -            -           -           -            (53)          (53)
                                                                                                                       ----
Total comprehensive income........           -         -            -           -           -              -        26,698
Earned 96,610 ESOP shares..........          -     1,108            -       1,020           -              -         2,128
Repurchase of 479,900 common shares
  by ESOP..........................          -         -            -      (7,682)          -              -        (7,682)
Restricted common stock granted,
19,500                                       -       780            -           -        (759)             -            21
  shares; net of 1,275 shares
canceled...........................
Earned portion of restricted stock.          -         -            -           -         288              -           288
Common dividends declared
  $0.28 per share..................          -         -       (3,725)          -           -              -        (3,725)
                                           ---   -------      -------       -----       -----          -----       -------
Balance at March 31, 1999..........      $ 146 $ 102,313    $ 100,455    $ (9,865)   $ (1,009)      $ (3,366)    $ 188,674
                                         ===== =========    =========    ========    ========       ========     =========


                             See accompanying notes.


                                                     COLUMBUS McKINNON CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year ended March 31,
                                                                                             --------------------
                                                                                        1999         1998          1997
                                                                                        ----         ----          ----
                                                                                                (In thousands)
Operating activities:
Net income........................................................................    $27,436     $ 19,458       $15,154
Adjustments to reconcile net income to net cash provided by
operating activities:
     Extraordinary charge for early debt extinguishment...........................         -        4,520         3,198
     Minority interest............................................................         -           -           323
     Depreciation and amortization................................................     27,256       19,896        11,285
     Deferred income taxes........................................................     (2,235)          55         4,816
     Other........................................................................        624           -            15
     Changes in operating assets and liabilities net of effects from businesses purchased:
          Trade accounts receivable and unbilled revenues.........................         37       (8,224)       (3,320)
          Inventories.............................................................       (865)      (5,454)       (2,177)
          Prepaid expenses........................................................      1,952        4,008        (1,721)
          Other assets............................................................        (96)       2,135          (949)
          Trade accounts payable and excess billings..............................     (5,940)        (646)         (586)
          Accrued and non-current liabilities.....................................      9,324        2,672         2,848
Net cash provided by operating activities.........................................     57,493       38,420        28,886
Investing activities:
Purchase of marketable securities, net............................................     (1,976)      (2,517)       (2,098)
Capital expenditures..............................................................    (12,992)     (11,406)       (9,392)
Proceeds from sale of business....................................................      8,801            -           -
Purchase of businesses, net of cash acquired......................................    (19,958)    (175,686)     (203,577)
Net assets held for sale..........................................................      2,182        4,575          (784)
Net cash used in investing activities.............................................    (23,943)    (185,034)     (215,851)
Financing activities:
Proceeds from issuance of common stock, net.......................................         -        1,914           -
Net (payments) borrowings under revolving line-of-credit agreements...............    (28,194)     159,101        75,293
Repayment of debt.................................................................     (8,179)    (198,251)      (78,528)
Proceeds from issuance of long-term debt, net.....................................         -      203,357       206,000
Deferred financing costs incurred.................................................     (1,272)      (1,313)      (10,000)
Dividends paid ...................................................................     (3,725)      (3,713)       (4,390)
Repurchase of stock by ESOP.......................................................     (7,682)          -           -
Change in ESOP debt guarantee.....................................................      1,020          998        (1,596)
Net cash (used in) provided by financing activities...............................    (48,032)     162,093       186,779
Effect of exchange rate changes on cash...........................................     (1,512)      (1,525)       (1,078)
Net change in cash and cash equivalents...........................................    (15,994)      13,954        (1,264)
Cash and cash equivalents at beginning of year....................................     22,861        8,907        10,171
Cash and cash equivalents at end of year..........................................     $6,867     $ 22,861       $ 8,907
Supplementary cash flows data:
     Interest paid................................................................    $27,595     $ 26,553       $ 8,683
     Income taxes paid............................................................    $22,829     $ 15,040      $ 14,993

                             See accompanying notes.

                          COLUMBUS McKINNON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Business Acquisitions

     Columbus McKinnon Corporation (the Company) is a leading broad-line designer, manufacturer and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial, automotive, and consumer markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels. The Company's integrated material handling solutions businesses primarily deal with end users, both domestically and internationally (primarily Europe) in the automotive and industrial markets. During fiscal 1999, approximately 74% of sales were to customers in the United States.

     On March 1, 1999, GL International, Inc. ("GL"), was merged with and into the Company through the issuance of 897,114 shares of newly issued Company stock and options to purchase 154,848 shares of Company stock for all issued and outstanding stock and options of GL. GL is a full-service designer and builder of industrial overhead bridge and jib cranes and related components. The merger was accounted for as a pooling of interests and, accordingly, the 1999 and 1998 consolidated financial statements have been restated to include the accounts of GL from the date of GL's formation, April 1, 1997. The fair market value of the stock and options exchanged was approximately $20.6 million. In connection with the merger, the Company incurred $560,000 of merger related costs which were charged to operations during the year ended March 31, 1999. Net sales and net income of the separate companies for the periods preceding the merger were as follows:

                                                    Nine Months Ended          Year Ended
                                                    December 27,1998         March 31, 1998
                                                    -----------------        --------------
                                                                (In thousands)
Net sales:
     Columbus McKinnon, as reported.............     $   510,865             $   510,731
     GL International, Inc......................          51,558                  59,860
     Intercompany eliminations..................         (5,455)                  (8,768)
                                                         -------                 -------
     Combined...................................     $   556,968             $   561,823
                                                         =======                 =======

Net income:
     Columbus McKinnon, as reported.............     $    16,865             $    18,901
     GL International, Inc......................           1,736                   1,140
     Intercompany eliminations..................             142                    (583)
                                                          ------                  ------
     Combined...................................     $    18,743             $    19,458
                                                          ======                  ======

     On January 29, 1999, the Company acquired all of the outstanding stock of Camlok Lifting Clamps Limited ("Camlok") and the net assets of the Tigrip product line ("Tigrip") from Schmidt-Krantz & Co. GmbH for $10.6 million in cash. The acquisition was accounted for as a purchase and was financed through cash, a revolving credit facility, and a $4 million term note. Camlok manufactures plate clamps, crane weighers and related products and is based in Chester, England, while the Tigrip line of standard and specialized plate clamps is produced in Germany. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1999 include Camlok and Tigrip activity since their January 29, 1999 acquisition by the Company.

     On December 4, 1998, the Company acquired all of the outstanding stock of Societe D'Exploitation des Raccords Gautier ("Gautier"), a French-based manufacturer of industrial components. The total cost of the acquisition, which was accounted for as a purchase, was approximately $3 million in cash, consisting of $2.4 million financed by proceeds from the Company's revolving debt facility and the assumption of certain debt. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1999 include Gautier activity since its December 4, 1998 acquisition by the Company.

     On August 21, 1998 the Company acquired the net assets of Abell-Howe Crane division ("Abell-Howe") of Abell-Howe Company, a regional manufacturer of jib, gantry, and bridge cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $7 million of cash, which was financed by proceeds from the Company's revolving debt facility. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1999 include Abell-Howe activity since its August 21, 1998 acquisition by the Company.

     On August 7, 1998 the Company sold its Mechanical Products division, a producer of circuit controls and protection devices, for $11.5 million, consisting of $9.1 million in cash and a $2.4 million note receivable, to Mechanical Products' senior management team. The selling price approximated the net book value of the division. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1999 include Mechanical Products activity through its August 7, 1998 sale by the Company.

     On March 31, 1998, the Company acquired all of the outstanding stock of LICO, Inc. ("LICO"), a leading designer, manufacturer and installer of custom conveyor and automated material handling systems primarily for the automotive industry. The total cost of the acquisition, which was accounted for as a purchase, was approximately $155 million of cash, which was financed by proceeds from the Company's revolving credit facility and a private placement of senior subordinated notes, both of which also closed effective March 31, 1998. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1998 do not include any LICO activity.

     On January 7, 1998, the Company acquired all of the outstanding stock of Univeyor A/S ("Univeyor"), a Denmark-based designer, manufacturer and distributor of automated material handling systems for the industrial market, and has accounted for the acquisition as a purchase. The cost of the acquisition was approximately $15 million of cash plus certain debt, financed by the Company's revolving debt facility. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1998 include Univeyor activity since its January 7, 1998 acquisition by the Company.

     On October 17, 1996, through a tender offer, the Company acquired approximately 72% of the outstanding stock (on a diluted basis) of Spreckels Industries, Inc., now known as Yale Industrial Products, Inc. ("Yale"), a manufacturer of a wide range of industrial products, including hoists, scissor lift tables, mechanical jacks, rotating joints, actuators and circuit protection devices. On January 3, 1997 the Company acquired the remaining outstanding shares, effected a merger, and accounted for the acquisition as a purchase.

The total cost of the acquisition was approximately $270 million, consisting of $200 million of cash and $70 million of acquired Yale debt. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1997 include Yale activity since its October 17, 1996 acquisition by the Company. The minority interest share of Yale's earnings since acquisition through January 3, 1997 has been appropriately segregated from consolidated net income for the year ended March 31, 1997.

     Included with the Yale acquired assets were real estate properties and equipment retained from Yale's April 19, 1996 sale of two of its subsidiaries in unrelated businesses. Certain assets were sold during fiscal 1998 and 1999 and the remaining assets held for sale are expected to be sold in fiscal 2000. They have been recorded at their estimated realizable values net of disposal costs, separately reflected on the consolidated balance sheet and amounting to $8,214,000 and $10,396,000 as of March 31, 1999 and 1998, respectively.

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

     The following table presents pro forma summary information, which is not covered by the report of independent auditors, for the years ended March 31, 1999 and 1998, as if the Abell-Howe, LICO, and Univeyor acquisitions and related borrowings and also the private placement of senior subordinated notes and the sale of Mechanical Products, had occurred as of April 1, 1997 which is the beginning of fiscal 1998. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                                                                   Year Ended March 31,
                                                                                                   --------------------
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                     (In thousands,
                                                                                                 except per share data)
     Pro forma:
          Net sales.....................................................................        $732,143       $735,525
          Income from operations........................................................          84,702         81,963
          Income before extraordinary charge............................................          27,355         24,354
          Net income....................................................................          27,355         19,834
            Earnings per share, basic:
              Income before extraordinary charge........................................          $ 1.93         $ 1.71
              Extraordinary charge......................................................             -           (0.32)
                                                                                                  ------         ------
              Net income................................................................          $ 1.93         $ 1.39
                                                                                                  ======         ======
            Earnings per share, diluted:
              Income before extraordinary charge........................................          $ 1.91         $ 1.69
              Extraordinary charge......................................................             -           (0.32)
                                                                                                  ------         ------
               Net income...............................................................          $ 1.91         $ 1.37
                                                                                                  ======         ======

2. Accounting Principles and Practices

   Consolidation

     These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

   Foreign Currency Translations

     The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated at average exchange rates for the year. All assets and liabilities are translated at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive income
(loss) in the shareholders' equity section of the balance sheet.

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

   Revenue Recognition and Concentration of Credit Risk

     Sales are recorded when products are shipped to a customer, except as described below. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.

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

     As of March 31, 1999, approximately $26 million ($26 million in 1998) of trade accounts receivable was concentrated in the automotive industry, including retainages amounting to $9,061,000 ($7,870,000 in 1998). The accounts receivable included $22,007,000 ($13,840,000 in 1998) due from General Motors Corporation. This one customer accounted for $96,663,000 or 13% of consolidated net sales and is included within the Solutions - Automotive segment for the year ended March 31, 1999.

   Concentrations of Labor

     Approximately 36% of the Company's employees are represented by twelve separate domestic and Canadian collective bargaining agreements which terminate at various times between September 26, 1999 and April 30, 2003. Approximately 3% of the labor force is covered by collective bargaining agreements that will expire within one year. In addition, the Company hires union production workers for field installation under its material handling systems contracts.

   Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   Inventories

     Inventories are valued at the lower of cost or market. Costs of approximately 49% of inventories at March 31, 1999 and 1998 have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

   Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment-15 to 40 years; machinery and equipment-3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

   Goodwill

     It is the Company's policy to account for goodwill and other intangible assets at the lower of amortized cost or fair value based on discounted cash flows, if indicators of impairment exist. As a result of the Yale, Lister, Univeyor, LICO, Abell-Howe, Gautier, Camlok and Tigrip acquisitions, the Company recorded approximately $200 million, $2 million, $9 million, $123 million, $3 million, $1 million, and $6 million of goodwill, respectively, which is being amortized on a straight-line basis over twenty five years. As a result of the sale of Mechanical Products, the Company reduced goodwill by approximately $8 million. At March 31, 1999 and 1998 accumulated amortization was $29,864,000 and $14,979,000, respectively.

   Marketable Securities

     All of the Company's investments, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) within shareholders' equity. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in interest and other income on the consolidated statements of income.

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

   Research and Development

     Research and development costs as defined in FAS No. 2, for the years ended March 31, 1999, 1998 and 1997 were $1,663,000, $1,497,000 and $1,283,000, respectively.


3. Unbilled Revenues and Excess Billings

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    1999          1998
                                                                                                    ----          ----
                                                                                                      (In thousands)
     Costs incurred on uncompleted contracts............................................        $ 255,706     $ 194,359
     Estimated earnings.................................................................           54,013        38,255
                                                                                                  -------       -------
     Revenues earned to date............................................................          309,719       232,614
     Less billings to date..............................................................          304,956       217,633
                                                                                                  -------       -------
                                                                                                  $ 4,763      $ 14,981
                                                                                                  =======      ========

     The net amounts above are included in the consolidated balance sheets under the following captions:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    1999          1998
                                                                                                    ----          ----
                                                                                                       (In thousands)
     Unbilled revenues..................................................................           $9,821      $ 19,634
     Excess billings....................................................................           (5,058)       (4,653)
                                                                                                   -------     ---------
                                                                                                   $4,763      $ 14,981
                                                                                                   =======     =========


4.   Inventories

     Inventories consisted of the following:
                                                                                                         March 31,
                                                                                                         ---------
                                                                                                     1999         1998
                                                                                                     ----         ----
                                                                                                      (In thousands)
     At cost-FIFO basis:
          Raw materials...................................................................        $ 54,648      $57,103
          Work-in-process.................................................................          21,663       24,696
          Finished goods..................................................................          45,042       37,089
                                                                                                    ------       ------
                                                                                                   121,353      118,888
     LIFO cost less than FIFO cost........................................................          (5,374)      (3,762)
                                                                                                   -------      -------
     Net inventories......................................................................        $115,979     $115,126
                                                                                                  ========     ========


5. Marketable Securities

     Marketable securities are retained for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc. (see Notes 2 and 13). The following is a summary of available-for-sale securities at March 31, 1999:

                                                                              Gross           Gross        Estimated
                                                                            Unrealized     Unrealized        Fair
                                                                Cost          Gains          Losses          Value
                                                                                  (In thousands)
     Government securities.................................       $ 7,668          $ 203             $ 1       $ 7,870
     U. S. corporate securities............................           700             31               -           731
                                                                    -----          -----             ---         -----
          Total debt securities............................         8,368            234               1         8,601
     Equity securities.....................................         7,134          3,710              90        10,754
                                                                    -----          -----             ---        ------
                                                                  $15,502        $ 3,944            $ 91       $19,355
                                                                  =======        =======            ====       =======

     The following is a summary of available-for-sale securities at March 31, 1998:

                                                                              Gross           Gross        Estimated
                                                                            Unrealized     Unrealized        Fair
                                                                Cost          Gains          Losses          Value
                                                                                  (In thousands)
     Government securities.................................      $ 10,180          $ 285            $ 13      $ 10,452
     U. S. corporate securities............................         1,107             36               1         1,142
                                                                   ------          -----             ---        ------
          Total debt securities............................        11,287            321              14        11,594
     Equity securities.....................................         2,847          2,247              23         5,071
                                                                   ------          -----             ---        ------
                                                                  $14,134        $ 2,568            $ 37       $16,665
                                                                  =======        =======            ====       =======



     The amortized cost and estimated fair value of debt and equity securities at March 31, 1999, by contractual maturity, are shown below:

                                                                                                             Estimated
                                                                                                                Fair
                                                                                                   Cost         Value
                                                                                                   ----         -----
                                                                                                      (In thousands)
     Due in one year or less....................................................                 $ 4,688       $ 4,688
     Due after one year through three years.....................................                     100           107
     Due after three years......................................................                   3,580         3,806
                                                                                                   -----         -----
                                                                                                   8,368         8,601
     Equity securities..........................................................                   7,134        10,754
                                                                                                   -----        ------
                                                                                                 $15,502       $19,355
                                                                                                 =======       =======

     Net unrealized gains included in the balance sheet amounted to $3,853,000 and $2,531,000 at March 31, 1999 and 1998, respectively. The amounts, net of related income taxes of $1,541,000 and $933,000 at March 31, 1999 and 1998, respectively, are reflected as a component of accumulated other comprehensive income (loss) within shareholders' equity.


6.   Property, Plant, and Equipment

     Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    1999         1998
                                                                                                    ----         ----
                                                                                                     (In thousands)
     Land and land improvements.........................................................          $ 4,592      $ 4,980
     Buildings..........................................................................           31,880       29,570
     Machinery, equipment, and leasehold improvements...................................           92,991       81,418
     Construction in progress...........................................................            2,589        3,162
                                                                                                   ------       ------
                                                                                                  132,052      119,130
     Less accumulated depreciation......................................................           42,048       31,468
                                                                                                   -----        ------
     Net property, plant, and equipment.................................................         $ 90,004      $87,662
                                                                                                 ========      =======


7.   Accrued Liabilities and Other Non-current Liabilities

     Consolidated accrued liabilities of the Company included the following:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    1999         1998
                                                                                                    ----         ----
                                                                                                     (In thousands)
     Accrued payroll.....................................................................         $12,233      $17,228
     Accrued pension cost................................................................           4,508        5,195
     Interest payable....................................................................          10,394          499
     Income taxes payable................................................................          10,133        5,546
     Other accrued liabilities...........................................................          17,063       15,937
                                                                                                   ------       ------
                                                                                                  $54,331      $44,405
                                                                                                  =======      =======

7. Accrued Liabilities and Other Non-current Liabilities (continued)

     Consolidated other non-current liabilities of the Company included the following:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    1999         1998
                                                                                                    ----         ----
                                                                                                     (In thousands)
     Accumulated postretirement benefit obligation.......................................         $15,379       $17,154
     Accrued general and product liability costs.........................................          11,416        11,688
     Other non-current liabilities.......................................................           9,200        17,616
                                                                                                    -----        ------
                                                                                                  $35,995       $46,458
                                                                                                  =======       =======

8.   Long-Term Debt

     Consolidated long-term debt payable to banks (except as noted) of the Company consisted of the following:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    1999        1998
                                                                                                    ----        ----
                                                                                                     (In thousands)
     Revolving Credit Facility with availability up to $300 million,due
       March 31, 2003 with interest payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's
       leverage ratio, amounting to 112.5 basis points at March
       31, 1999 (6.09% and 6.85% at March 31, 1999 and 1998).............................        $212,400    $ 240,000
     Revolving credit facilities, term note, subordinated term loan, and
       mortgage note payable repaid and retired March 1999...............................              -       10,265
     Industrial Development Revenue Bonds payable annually at $625,000 through 1999, $620,000 thereafter through 2001, $315,000 in 2002, and $52,000 in 2003 in quarterly sinking fund installments plus interest payable at varying effective rates (3.58% and 3.98% at
       March 31, 1999 and 1998)..........................................................           1,608        2,232
     Term loan of foreign subsidiary payable in two installments of
       $1,639,000 and $2,186,000, due on December 30, 2000 and
       December 30, 2001, respectively; interest payable monthly at
       4.255%............................................................................           3,825           -
     Employee Stock Ownership Plan term loans payable in quarterly installments of $148,000 through January 2002 and $1,099,000 in April 2002 plus interest payable at a Eurodollar rate based on
            LIBOR plus a spread determined by the Company's leverage ratio
            (6.62% and 7.34% at March 31, 1999 and 1998).................................           3,173        3,765
     Other senior debt...................................................................           3,085        2,847
                                                                                                    -----        -----
     Total senior debt...................................................................         224,091      259,109
     8 1/2% Senior Subordinated Notes due March 31, 2008 with interest payable in semi-annual installments at 8.45% effective rate, recorded net of unamortized discount of $479,000 ($532,000 at March 31,
       1998).............................................................................
                                                                                                  199,521      199,468
                                                                                                  -------      -------
     Total...............................................................................         423,612      458,577
     Less current portion................................................................           1,926        2,180
                                                                                                    -----        -----
                                                                                                 $421,686     $456,397
                                                                                                 ========     ========

     On March 31, 1998, the Company entered into a new revolving credit facility ("1998 Revolving Credit Facility") with a group of financial institutions. Concurrently, the Company issued $200 million of 8 1/2% Senior Subordinated
Notes ("the 1/2% Notes") due March 31, 2008. Proceeds from both the bank refinancing and the note offering were used to finance the acquisition of LICO, and to repay the outstanding balances and retire the Company's then existing Term Loan A, Term Loan B and revolving credit facility.

     The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement places certain debt covenant restrictions on the Company including, but not limited to, maximum annual cash dividends of $10 million. Upon refinancing its bank debt in 1998, the Company wrote off unamortized financing costs of $7,532,000 and recorded an extraordinary charge of $4,520,000, which is net of $3,012,000 of tax.

     To manage its exposure to interest rate fluctuations, the Company has an interest rate swap with a notional amount of $3.5 million from January 2, 1999 through July 2, 2000, based on LIBOR at 5.9025%. In order to comply with its credit agreements, the Company also has a LIBOR-based interest rate cap on $49.5 million of debt through December 16, 1999 at 10%. Net payments or receipts under the swap and cap agreements are recorded as adjustments to interest expense. The carrying amount of the Company's debt instruments approximates the fair values.

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

     Provisions of the 8 1/2% Notes include, without limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes with the proceeds of equity offerings at a redemption price of 108.5%, subject to certain restrictions. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     The principal payments scheduled to be made as of March 31, 1999 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):

                     2000...................................         $ 1,926
                     2001...................................           3,213
                     2002...................................           3,422
                     2003...................................         213,870
                     2004...................................             295

     In December 1996, the Company tendered to purchase the outstanding Yale Senior Secured Notes at a premium and redeemed $69,480,000 of the $70,000,000 face value which was outstanding. The Company recorded an extraordinary charge of $5,331,000 ($3,198,000 net of taxes), consisting of redemption premiums, costs to exercise the tender offer, and write-off of deferred financing costs related to early retirement of debt. The debt extinguishment was funded by the Company's revolving credit facility. The remaining $520,000 was redeemed during fiscal 1999.

     As of March 31, 1999, the Company had letters of credit outstanding of $3.6 million, including those issued as security for the IDRBs as referred to above.


9.   Retirement Plans

     The Company provides defined benefit pension plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of plans:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    1999        1998
                                                                                                    ----        ----
                                                                                                     (In thousands)
     Change in benefit obligation:
          Benefit obligation at beginning of year........................................        $ 69,680      $62,093
          Benefit obligation of sold businesses..........................................          (9,590)           -
          Service cost...................................................................           3,151        3,244
          Interest cost..................................................................           4,489        4,787
          Effect of amendments...........................................................               -         (522)
          Actuarial loss.................................................................           5,866        3,476
          Benefits paid..................................................................          (2,975)      (3,398)
                                                                                                   ------       ------
           Benefit obligation at end of year.............................................        $ 70,621     $ 69,680
                                                                                                 ========     ========

     Change in plan assets:
          Fair value of plan assets at beginning of year.................................          69,203       54,844
          Assets of sold plans...........................................................         (10,348)           -
          Actual return on plan assets...................................................           7,015       13,706
          Employer contribution..........................................................           3,381        4,051
          Benefits paid..................................................................          (2,975)      (3,398)
                                                                                                   ------       ------
          Fair value of plan assets at end of year.......................................         $66,276      $69,203
                                                                                                  =======      =======

          Funded Status .................................................................        $ (4,345)     $  (477)
          Unrecognized transition obligation.............................................             (85)        (113)
          Unrecognized actuarial loss (gain).............................................           1,661       (3,037)
          Unrecognized prior service cost................................................           1,610          855
                                                                                                    -----          ---
          Net amount recognized..........................................................        $ (1,159)    $ (2,772)
                                                                                                 =========    =========


9.   Retirement Plans (continued)

     Amounts recognized in the consolidated balance sheets are as follows:

          Intangible asset...............................................................         $ 1,172       $  776
          Accrued liabilities............................................................         (4,066)      (5,195)
          Deferred tax effect of equity charge...........................................             694          659
          Accumulated other comprehensive income.........................................           1,041          988
          Net amount recognized..........................................................        $(1,159)     $(2,772)

     Net periodic pension cost included the following components:

                                                                                           Year Ended March 31,
                                                                                           --------------------
                                                                                        1999        1998        1997
                                                                                        ----        ----        ----
                                                                                               (In thousands)
     Service costs-benefits earned during the period............................       $3,151      $3,244      $2,354
     Interest cost on projected benefit obligation..............................        4,489       4,787       2,744
     Expected return on plan assets.............................................       (5,124)     (6,670)     (2,966)
     Net amortization...........................................................          167       1,951         475
                                                                                          ---       -----         ---
     Net periodic pension cost..................................................       $2,683      $3,312      $2,607
                                                                                       ======      ======      ======

     The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $9,932,000 and $7,293,000, respectively as of March 31, 1999 and $11,311,000 and $9,090,000, respectively as of March 31, 1998.

     The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of all of the defined benefit plans was 7% and 7 1/2% as of March 31, 1999 and 1998, respectively. Future average compensation increases are assumed to be 4.0% and 4.3% per year as of March 31, 1999 and 1998, respectively. The weighted-average expected long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8 7/8% for the each of the years ended March 31, 1999, 1998 and 1997. Plan assets consist of equities, corporate and government securities, and fixed income annuity contracts.

     The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

     The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. Effective April 1, 1998, these plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,410,000 during 1999.

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

     Substantially all of the Company's domestic non-union employees, excluding LICO, Abell-Howe and GL employees, are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $2,128,000, $2,268,000 and $1,704,000 in fiscal 1999, 1998 and 1997, respectively, is recorded based on the guarantee release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are applied toward debt service.

     During fiscal 1999, the ESOP borrowed $7,682,000 from the Company and purchased 479,900 shares on the open market at an average cost of $16 per share.

     At  March  31,  1999  and  1998,   886,684  and  855,337  of  ESOP  shares,
respectively, were allocated or available to be allocated to participants' accounts. At March 31, 1999 and 1998, 708,382 and 325,092 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

     The fair market value of unearned ESOP shares at March 31, 1999 amounted to $14,256,000.


11. Postretirement Benefit Obligation

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to Yale domestic retirees and their dependents. Prior to the acquisition of Yale, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for Yale retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

     The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following sets forth a reconciliation of benefit obligations and the funded status of the plan:

                                                                                                      March 31,
                                                                                                      ---------
                                                                                                  1999        1998
                                                                                                  ----        ----
                                                                                                   (In thousands)
     Change in benefit obligation:
          Benefit obligation at beginning of year.......................................       $ 16,509      $17,057
          Service cost..................................................................            257          348
          Interest cost.................................................................          1,061        1,203
          Effect of amendments..........................................................         (4,035)           -
          Actuarial loss (gain).........................................................          1,713         (645)
          Benefits paid.................................................................         (1,475)      (1,454)
          Curtailment effect............................................................         (1,618)           -
                                                                                                  -----           --
           Benefit obligation at end of year............................................       $ 12,412      $16,509
                                                                                               ========      =======

          Funded Status ................................................................       $(12,412)    $(16,509)
          Unrecognized actuarial loss (gain)............................................          1,068         (645)
          Unrecognized prior service gain...............................................         (4,035)           -
                                                                                                  -----           --
          Net amount recognized in other non-current liabilities........................       $(15,379)    $(17,154)
                                                                                               ========     ========

     Net periodic postretirement benefit cost included the following components since the October 17, 1996 Yale acquisition:

                                                                                           Year Ended March 31,
                                                                                           --------------------
                                                                                       1999         1998       1997
                                                                                       ----         ----       ----
                                                                                               (In thousands)
     Service cost-benefits attributed to service during the period...........         $ 257        $ 348       $187
     Interest cost...........................................................         1,061        1,203        609
                                                                                      -----        -----        ---
          Net periodic postretirement benefit cost...........................        $1,318       $1,551       $796
                                                                                     ======       ======       ====

     For measurement purposes, a 6.5% annual rate of increase in the per capita cost of postretirement medical benefits was assumed at the beginning of the period; the rate was assumed to decrease 0.5% per year to 5.5% by 2001. The discount rate used in determining the accumulated postretirement benefit obligation was 7% and 7 1/2% as of March 31, 1999 and 1998, respectively.

     Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                             One Percentage        One Percentage
                                                                             Point Increase        Point Decrease
                                                                                       (In thousands)

          Effect on total of service and interest cost components.........       $  86               $  (79)
          Effect on postretirement obligation.............................         600                 (541)

12. Earnings per Share and Stock Plans

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

                                                                                            Year Ended March 31,
                                                                                            --------------------
                                                                                        1999        1998        1997
                                                                                        ----        ----        ----
                                                                                            (In thousands)
     Numerator for basic and diluted earnings per share:
        Income before extraordinary charge.....................................       $27,436     $23,978     $18,352
                                                                                      =======     =======     =======
     Denominators:
        Weighted-average common stock outstanding-denominator
          for basic EPS........................................................        14,137      14,221      13,210
        Effect of dilutive employee stock options..............................           157         206           5
                                                                                          ---         ---          --
        Adjusted weighted-average common stock outstanding and
          assumed conversions-denominator for diluted EPS......................        14,294      14,427      13,215
                                                                                       ======      ======      ======

     The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 10).

   Stock Plans

     The Company maintains two stock option plans, a Non-Qualified Stock Option Plan ("Non-Qualified Plan") and an Incentive Stock Option Plan ("Incentive Plan"). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. The Company has not granted any options under the Non-Qualified Plan and accordingly, at March 31, 1999, 250,000 shares were reserved for grant under that plan. Options granted under the Incentive Plan become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under this plan may be exercised not earlier than one year and not later than ten years from the date such option is granted.

     A summary of Incentive Plan option transactions during each of the three fiscal years in the period ended March 31, 1999 is as follows:

                                                                                            Year Ended March 31,
                                                                                            --------------------
         Number of Shares                                                               1999         1998         1997
         ----------------                                                             ---------------------------------
     Outstanding at beginning of year                                                 200,000      200,000            -
     Granted                                                                           31,000            -      200,000
     Canceled                                                                        (32,500)            -            -
     Exercised                                                                              -            -            -
                                                                                     ----------------------------------
     Outstanding at end of year                                                       198,500      200,000      200,000
                                                                                     ==================================

     Exercisable at end of year                                                        92,500       50,000            -
     Available for grant at end of year                                             1,051,500    1,050,000    1,050,000
     Price range of options outstanding                                         $15.50-$29.00       $15.50       $15.50

     In conjunction with the March 1, 1999 merger of GL International, Inc. (see
Note 1), outstanding GL options which were originally issued in fiscal years 1999 and 1998 became fully vested and were converted into options to acquire 154,848 Company shares at prices of $4.34 to $17.36. Those options expire approximately three years after the date of their original issuance, ranging from September 30, 1999 through June 5, 2001.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for issued options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions and yielding the following pro forma results:

                                                                                       Year Ended March 31,
                                                                                       --------------------
                                                                                 1999           1998          1997
                                                                               ---------------------------------------
                                                                                (In thousands, except for assumptions
                                                                                     and earnings per share data)
     Assumptions:
         Risk-free interest rate                                                  5.5%           5.5%          5.5%
         Dividend yield - Incentive Plan                                         0.97%            -           1.80%
         Dividend yield - GL conversions                                         1.33%          1.33%           -
         Volatility factor                                                       0.200          0.245         0.245
         Expected life - Incentive Plan                                        4 years            -         4 years
         Expected life - GL conversions                                         1 year        3 years          ---
     Pro forma results:
         Net income                                                        $    26,314    $    18,946   $    15,127
         Earnings per share, basic                                                1.86           1.33          1.15
         Earnings per share, diluted                                              1.84           1.31          1.14


     The Company maintains a Restricted Stock Plan, under which the Company has reserved 60,700 shares at March 31, 1999. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they're issued. It is then ratably amortized over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant.


13. Loss Contingencies

     General and Product Liability - $10,392,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 1999 ($9,688,000 at March 31, 1998) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on past experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 6.76% and 8.12%, to the undiscounted reserves of $13,897,000 and $12,685,000 at March 31, 1999 and 1998, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 5).

     Prior to its acquisition by the Company, Yale was self-insured for product liability claims up to a maximum of $500,000 per occurrence and maintained product liability insurance with a $100 million cap per occurrence. The Company was advised that a customer alleged that one of Yale's products was the cause of a fire which occurred in January 1995 at a manufacturing facility, resulting in losses in excess of Yale's policy limits. A formal complaint was filed seeking damages in excess of $500 million. This claim was settled during fiscal 1999 within the Company's policy limits.

14.  Income Taxes

     The following is a reconciliation of the difference between the effective tax rate and the statutory federal tax rate:

                                                                                            Year Ended March 31,
                                                                                            --------------------
                                                                                       1999         1998          1997
                                                                                       ----         ----          ----
                                                                                               (In thousands)
     Computed statutory provision..............................................      $17,753      $16,363       $12,002
     State income taxes net of federal benefit.................................        1,767        1,945         1,700
     Nondeductible goodwill amortization.......................................        4,540        2,870         1,961
     Foreign taxes greater than statutory provision............................          790          949           301
     Other.....................................................................      (1,562)          649          (347)
                                                                                      -----           ---           ---
     Actual tax provision......................................................      $23,288      $22,776       $15,617
                                                                                     =======      =======       =======

     The provision for income tax expense consisted of the following:
                                                                                            Year Ended March 31,
                                                                                            --------------------
                                                                                       1999         1998          1997
                                                                                       ----         ----          ----
                                                                                               (In thousands)
     Current income tax expense:
          Federal taxes........................................................      $18,775      $15,800         $8,399
          State taxes..........................................................        2,770        3,081          1,124
          Foreign..............................................................        3,978        3,840          1,278
     Deferred income tax (benefit) expense:
          Domestic.............................................................       (2,298)        (238)         4,736
          Foreign..............................................................           63          293             80
                                                                                          --          ---             --
                                                                                     $23,288      $22,776        $15,617
                                                                                     =======      =======        =======

     The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes."

     The gross composition of the net current deferred tax asset, included in prepaid expenses within the consolidated balance sheet, is as follows:

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                   1999         1998
                                                                                                   ----         ----
                                                                                                    (In thousands)
     Inventory...........................................................................       $ (5,366)    $ (5,357)
     Accrued vacation and incentive costs................................................          1,596        1,724
     Other...............................................................................          5,945        4,463
                                                                                                   -----        -----
          Net current deferred tax asset.................................................        $ 2,175        $ 830
                                                                                                 =======        =====

     The gross composition of the net non-current deferred tax asset is as follows:

                                                                                                      March 31,
                                                                                                      ---------
                                                                                                   1999         1998
                                                                                                   ----         ----
                                                                                                    (In thousands)
     Insurance reserves..................................................................        $10,718      $11,087
     Property, plant, and equipment......................................................         (7,438)      (8,109)
     Other...............................................................................          2,347        4,067
                                                                                                   -----        -----
          Net non-current deferred tax asset.............................................        $ 5,627      $ 7,045
                                                                                                 =======      =======


     Income before income taxes, minority interest and extraordinary charge includes foreign subsidiary income of $9,288,000, $9,097,000, and $3,650,000 for the years ended March 31, 1999, 1998, and 1997 respectively. United States income taxes have not been provided on unremitted earnings of the Company's foreign subsidiaries as such earnings are considered to be permanently reinvested.


15.  Rental Expense and Lease Commitments

     Rental expense for the years ended March 31, 1999, 1998 and 1997 was $6,672,000, $4,478,000 and $2,805,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 1999 under non-cancelable operating leases extending beyond one year (in thousands):

                                                                                                 Vehicles and
     Year Ended March 31,                                                    Real Property         Equipment       Total
     --------------------                                                    -------------         ---------       -----
     2000...........................................................             $ 1,984            $ 1,940       $3,924
     2001...........................................................               1,705              1,476        3,181
     2002...........................................................               1,538                752        2,290
     2003...........................................................               1,478                252        1,730
     2004...........................................................               1,466                118        1,584


16. Summary Financial Information

     The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors) of the 8 1/2% senior subordinated notes follows:

As of and for the year ended March 31, 1999:

                                                                 Domestic       Foreign
                                                                 --------       -------
                                                     Parent     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                     ------     ------------  ------------   ------------  ------------
                                                                             (In thousands)
As of March 31, 1999:
Current assets:
     Cash.....................................      $ 3,109         $ 408       $ 3,350          $  -       $ 6,867
     Trade accounts receivable and unbilled
       revenues...............................       55,479        66,556        24,774             -       146,809
     Inventories..............................       47,792        41,707        27,488        (1,008)      115,979
     Other current assets.....................        3,168        10,645         2,561           ---        16,374
                                                      -----        ------         -----         -----        ------
        Total current assets..................      109,548       119,316        58,173        (1,008)      286,029
Net property, plant, and equipment............       36,649        33,058        20,297             -        90,004
Goodwill and other intangibles, net...........       42,993       260,406        54,328             -       357,727
Intercompany balances.........................      205,830      (368,479)      (66,710)      229,359             -
Other non-current assets......................      220,453       162,153          (833)     (348,622)       33,151
                                                    -------       -------        ------       -------        ------
        Total assets..........................     $615,473     $ 206,454      $ 65,255     $(120,271)    $ 766,911
                                                   ========     =========      ========     =========     =========

Current liabilities...........................     $ 41,010      $ 54,336      $ 25,846        $ (636)    $ 120,556
Long-term debt, less current portion..........      415,096           ---         6,590             -       421,686
Other non-current liabilities.................       11,311        21,849         2,835             -        35,995
                                                     ------        ------         -----           ---        ------
        Total liabilities.....................      467,417        76,185        35,271          (636)      578,237
Shareholders' equity..........................      148,056       130,269        29,984      (119,635)      188,674
                                                    -------       -------        ------       -------       -------
        Total liabilities and shareholders'
             equity...........................     $615,473     $ 206,454      $ 65,255     $(120,271)    $ 766,911
                                                   ========     =========      ========     =========     =========

For the Year Ended March 31, 1999:
Net sales.....................................     $265,284     $ 368,716     $ 122,300     $ (20,855)    $ 735,445
Cost of products sold.........................      184,781       291,446        87,744       (20,996)      542,975
                                                    -------       -------        ------        ------       -------
Gross profit..................................       80,503        77,270        34,556           141       192,470
Selling, general and administrative expenses.        35,147        34,436        22,326             -        91,909
Amortization of intangibles...................        1,961        11,349         2,169             -        15,479
                                                      -----        ------         -----           ---        ------
                                                     37,108        45,785        24,495             -       107,388
                                                     ------        ------        ------           ---       -------
Income from operations........................       43,395        31,485        10,061           141        85,082
Interest and debt expense.....................       34,349           947           627             -        35,923
Interest and other income.....................        1,531           249          (215)            -         1,565
                                                      -----           ---           ---           ---         -----
Income before income taxes and
     extraordinary charge.....................       10,577        30,787         9,219           141        50,724
Income tax expense............................        4,521        14,709         4,006            52        23,288
                                                      -----        ------         -----            --        ------
Income before extraordinary charge............        6,056        16,078         5,213            89        27,436
Extraordinary charge for early debt
      extinguishment..........................            -             -             -             -             -
                                                        ---           ---           ---            --           ---
Net income....................................      $ 6,056      $ 16,078       $ 5,213          $ 89      $ 27,436
                                                    =======      ========        =======          ====      ========





16. Summary Financial Information (continued)

                                                                  Domestic       Foreign
                                                                  --------       -------
                                                     Parent     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                     ------     ------------  ------------   ------------  ------------
                                                                             (In thousands)
For the Year Ended March 31, 1999:
Operating activities:
Cash provided by (used in) operating
   activities.................................     $ 36,147     $  10,776       $ 9,878         $ 692      $ 57,493

Investing activities:
Purchase of marketable securities, net........       (1,976)            -             -             -        (1,976)
Capital expenditures..........................       (8,414)       (2,809)       (1,769)            -       (12,992)
Proceeds from sale of business................        9,390          (589)            -             -         8,801
Purchase of businesses, net of cash acquired.        (9,597)       (1,313)       (8,861)         (187)      (19,958)
Net assets held for sale......................            -         2,182             -             -         2,182
                                                        ---         -----           ---           ---         -----
Net cash (used in) provided by investing
   activities.................................      (10,597)       (2,529)      (10,630)         (187)      (23,943)

Financing activities:
Proceeds from issuance of common stock........            -             -         1,449        (1,449)            -
Net (payments) borrowings under revolving
   line-of-credit agreements..................      (27,600)       (1,340)          746             -       (28,194)
Repayment of debt.............................       (1,216)       (8,365)        1,402             -        (8,179)
Dividends paid................................       (3,725)        1,078        (2,071)          993        (3,725)
Other.........................................       (7,934)            -             -             -        (7,934)
                                                      -----           ---           ---           ---         -----
Net cash provided by (used in) financing
   activities.................................      (40,475)       (8,627)        1,526          (456)      (48,032)
Effect of exchange rate changes on cash.......           (1)            -        (1,462)          (49)       (1,512)
                                                          -           ---         -----            --         -----
Net change in cash and cash equivalents.......      (14,926)         (380)         (688)            -       (15,994)
Cash and cash equivalents at beginning of
   year.......................................       18,035           788         4,038             -        22,861
                                                     ------           ---         -----           ---        ------
Cash and cash equivalents at end of year......      $ 3,109         $ 408       $ 3,350           $ -       $ 6,867
                                                    =======         =====       =======           ===       =======

As of and for the year ended March 31, 1998:
                                                                 Domestic       Foreign
                                                                 --------       -------
                                                    Parent     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                    ------     ------------  ------------   ------------  ------------
                                                                            (In thousands)
As of March 31, 1998:
Current assets:
     Cash.....................................     $ 18,035         $ 788       $ 4,038        $  ---      $ 22,861
     Trade accounts receivable and unbilled
       revenues...............................       41,651        79,245        24,744        (1,369)      144,271
     Inventories..............................       47,201        44,314        24,712        (1,101)      115,126
     Other current assets.....................        5,050        12,919         2,834           ---        20,803
                                                      -----        ------         -----         -----        ------
        Total current assets..................      111,937       137,266        56,328        (2,470)      303,061
Net property, plant, and equipment............       32,159        35,517        19,986           ---        87,662
Goodwill and other intangibles, net...........       43,404       276,210        49,332           ---       368,946
Intercompany balances.........................      237,011      (400,737)      (65,997)      229,723             -
Other non-current assets......................      214,997       165,698           494      (351,996)       29,193
                                                    -------       ------            ---       -------        ------
        Total assets..........................     $639,508     $ 213,954      $ 60,143     $(124,743)    $ 788,862
                                                   ========     =========      ========     =========     =========

Current liabilities...........................     $ 35,854      $ 54,748      $ 25,933       $(1,474)    $ 115,061
Long-term debt, less current portion..........      444,225         9,098         3,074           ---       456,397
Other non-current liabilities.................       10,576        31,065         4,817           ---        46,458
                                                     ------        ------         -----         -----        ------
        Total liabilities.....................      490,655        94,911        33,824        (1,474)      617,916
Shareholders' equity..........................      148,853       119,043        26,319      (123,269)      170,946
                                                    -------       -------        ------       -------       -------
        Total liabilities and shareholders'
             equity...........................     $639,508     $ 213,954      $ 60,143     $(124,743)    $ 788,862
                                                   ========     =========      ========     =========     =========


16. Summary Financial Information (continued)

                                                                 Domestic       Foreign
                                                                 --------       -------
                                                     Parent     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                     ------     ------------  ------------   ------------  ------------
                                                                             (In thousands)
For the Year Ended March 31, 1998:
Net sales ....................................     $269,675     $ 212,269     $ 101,279     $ (21,400)    $ 561,823
Cost of products sold.........................      192,684       156,749        72,688       (20,452)      401,669
                                                    -------       -------        ------        ------       -------
Gross profit..................................       76,991        55,520        28,591          (948)      160,154
Selling, general and administrative expenses.        36,804        26,122        17,013           ---        79,939
Amortization of intangibles...................        1,892         6,475         1,930           ---        10,297
                                                      -----         -----         -----         -----        ------
                                                     38,696        32,597        18,943             -        90,236
                                                     ------        ------        ------           ---        ------
Income from operations........................       38,295        22,923         9,648          (948)       69,918
Interest and debt expense.....................       24,125           594           385           ---        25,104
Interest and other income.....................        1,764             7           169           ---         1,940
                                                      -----             -           ---         -----         -----
Income before income taxes
   and extraordinary charge...................       15,934        22,336         9,432          (948)       46,754

Income tax expense............................        7,326        11,529         4,286           365        22,776
                                                      -----        ------         -----           ---        ------
Income before extraordinary charge............        8,608        10,807         5,146          (583)       23,978
Extraordinary charge for early debt
   extinguishment.............................       (4,520)            -             -           ---        (4,520)
                                                      -----           ---           ---         -----         -----
Net income....................................      $ 4,088      $ 10,807       $ 5,146        $ (583)     $ 19,458
                                                    =======      ========       =======        ======      ========

For the Year Ended March 31, 1998:
Operating activities:
Cash provided by (used in) operating
   activities.................................     $ 40,272      $ (5,864)      $ 3,361         $ 651      $ 38,420
Investing activities:
Purchase of marketable securities, net........       (2,517)            -             -             -        (2,517)
Capital expenditures..........................       (6,518)       (3,044)       (1,844)            -       (11,406)
Purchase of businesses, net of cash acquired.      (170,277)       (5,918)          509           ---      (175,686)
Net assets held for sale......................            -         4,575             -           ---         4,575
                                                    -------         -----           ---         -----         -----
Net cash (used in) provided by investing
   activities.................................     (179,312)       (4,387)       (1,335)            -      (185,034)
Financing activities:
Proceeds from issuance of stock...............            -         1,914             -             -         1,914
Net (payments) borrowings under revolving
   line-of-credit agreements..................      157,058         2,551          (508)            -       159,101
Repayment of debt.............................     (196,353)         (955)         (943)            -      (198,251)
Proceeds from issuance of long-term debt,                                                           -
   net........................................      196,120         7,237             -           ---       203,357
Dividends paid................................       (3,713)            -             -           ---        (3,713)
Other.........................................         (275)         (219)          740         (561)         (315)
                                                        ---           ---           ---           ---           ---
Net cash provided by (used in) financing
   activities.................................      152,837        10,528          (711)         (561)      162,093
Effect of exchange rate changes on cash.......            -             -        (1,435)          (90)       (1,525)
                                                        ---           ---         -----            --         -----
Net change in cash and cash equivalents.......       13,797           277          (120)            -        13,954
Cash and cash equivalents at beginning of
   year.......................................        4,238           511         4,158           ---         8,907
                                                      -----           ---         -----         -----         -----
Cash and cash equivalents at end of year......     $ 18,035         $ 788       $ 4,038          $  -      $ 22,861
                                                   ========         =====       =======           ===      ========

17.  Effects of New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," in June of 1998 which is effective for fiscal 2001. Statement No. 133 establishes accounting and reporting standards for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge) (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains and losses on the derivatives are reported in earnings and when they are to be reported as a component of other comprehensive income. The impact of compliance with this Statement has not yet been determined by the Company.

     In March of 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted the provisions of the SOP in its financial statements for the year ended March 31, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The impact of the SOP was not material to the Company.

     In April of 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities," which requires costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements for the year ended March 31, 1999. The adoption of SOP 98-5 had no effect on the Company's reported earnings.

18.  Business Segment Information

     In June of 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued effective for fiscal years ending after December 15, 1998. The Company has adopted the statement for the year ended March 31, 1999.

     As a result of how the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, integrated material handling solutions - industrial, and integrated material handling solutions - automotive. The Company's material handling products segment sells hoists, chains, attachments, and other material handling products principally to third party distributors in commercial and consumer distribution channels. The material handling solutions segments sell engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products manufacturing, warehousing, and general manufacturing industries or the automotive segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.


     Segment information as of and for the years ended March 31, 1999, 1998, and 1997, is as follows:

                                                                      Year Ended March 31, 1999
                                                                      -------------------------
                                                               Solutions -    Solutions -     Eliminations/
                                                  Products     Industrial      Automotive         Other        Total
                                                  --------     ----------      ----------         -----        -----
                                                                             (In thousands)
Sales to external customers..............         $528,974      $ 58,301        $ 161,443      $ (13,273)    $735,445
Operating income before amortization.               81,165         5,592           14,925         (1,121)     100,561
Depreciation and amortization............           18,237         3,045            5,652             322      27,256
Total assets.............................          517,774        68,520          180,617             ---     766,911
Capital expenditures.....................           11,201         1,468              321               2      12,992

                                                                      Year Ended March 31, 1998
                                                                      -------------------------
                                                               Solutions -    Solutions -     Eliminations/
                                                  Products     Industrial      Automotive         Other        Total
                                                  --------     ----------      ----------         -----        -----
                                                                             (In thousands)
Sales to external customers..............         $524,949      $ 39,845          $   ---        $(2,971)    $561,823
Operating income before amortization.               76,188         3,992              ---              35      80,215
Depreciation and amortization............           17,094         1,957              ---             845      19,896
Total assets.............................          515,772        71,499          183,609          17,982     788,862
Capital expenditures.....................           10,580           712              ---             114      11,406

                                                                      Year Ended March 31, 1997
                                                                      -------------------------
                                                               Solutions -    Solutions -     Eliminations/
                                                  Products     Industrial      Automotive         Other        Total
                                                  --------     ----------      ----------         -----        -----
                                                                             (In thousands)
Sales to external customers..............         $318,544      $ 28,308          $   ---         $12,572    $359,424
Operating income before amortization.               45,169         3,513              ---           1,569      50,251
Depreciation and amortization............           10,571           506              ---             208      11,285
Total assets.............................          485,350        43,744              ---          19,151     548,245
Capital expenditures.....................            8,851           541              ---             ---       9,392


     The  following  provides a  reconciliation  of operating  income before  amortization  to  consolidated  income before income tax, minority interest, and extraordinary charge:

                                                                                          Year Ended March 31,
                                                                                          --------------------
                                                                                   1999            1998           1997
                                                                                   ----            ----           ----
                                                                                             (In thousands)
     Operating income before amortization...............................        $100,561         $80,215        $50,251
     Amortization of intangibles........................................          15,479          10,297          5,197
     Interest and debt expense..........................................          35,923          25,104         11,930
     Interest and other income..........................................          (1,565)         (1,940)        (1,168)
                                                                                   -----           -----          -----
     Income before income taxes, minority interest and
          extraordinary charge..........................................         $50,724         $46,754        $34,292
                                                                                 =======         =======        =======


     Financial information relating to the Company's operations by geographic area is as follows:

                                                                                         Year Ended March 31,
                                                                                         --------------------
                                                                                   1999            1998           1997
                                                                                   ----            ----           ----
                                                                                             (In thousands)
     Net sales:
     United States......................................................        $613,179        $462,120       $313,705
     Europe.............................................................          65,000          39,208         14,146
     Canada.............................................................          51,653          55,367         27,951
     Other..............................................................           5,613           5,128          3,622
                                                                                   -----           -----          -----
     Total..............................................................        $735,445        $561,823       $359,424
                                                                                ========        ========       ========

                                                                                         Year Ended March 31,
                                                                                         --------------------
                                                                                   1999            1998           1997
                                                                                   ----            ----           ----
                                                                                             (In thousands)
     Identifiable and total assets:
     United States......................................................        $634,720        $662,371       $457,501
     Europe.............................................................         100,317          90,036         61,696
     Canada.............................................................          28,265          32,258         26,191
     Other..............................................................           3,609           4,197          2,857
                                                                                   -----           -----          -----
     Total..............................................................        $766,911        $788,862       $548,245
                                                                                ========        ========       ========

19. Selected Quarterly Financial Data (Unaudited)


 In accordance with the pooling of interests method of accounting,  the following selected  quarterly  financial data has been restated to include the accounts of GL from the date of GL's formation, April 1, 1997.

                                                                  (In thousands, except per share data)
                                                                    Three Months Ended                        Year Ended
                                                                    ------------------                        ----------
                                                 June 28,      September 27,   December 27,     March 31,      March 31,
                                                   1998             1998           1998           1999           1999
                                                   ----             ----           ----           ----
Net sales................................        $184,616       $ 185,357       $ 186,995       $178,477      $735,445
Gross profit.............................          47,313          47,042          47,396         50,719       192,470
Income from operations...................          21,223          20,578          21,402         21,879        85,082
Income before extraordinary charge.......           6,375           5,923           6,445          8,693        27,436
Net income...............................           6,375           5,923           6,445          8,693        27,436
Income per share before extraordinary
   charge................................            0.44            0.41            0.46           0.62          1.92
Net income per share.....................            0.44            0.41            0.46           0.62          1.92

                                                                    Three Months Ended                        Year Ended
                                                                    ------------------                        ----------
                                                 June 29,      September 28,   December 28,     March 31,      March 31,
                                                   1997             1997           1997           1998           1998
                                                   ----             ----           ----           ----           ----
Net sales................................        $136,858       $ 136,060       $ 137,329       $151,576      $561,823
Gross profit.............................          38,273          39,008          38,634         44,239       160,154
Income from operations...................          15,663          17,312          16,112         20,831        69,918
Income before extraordinary charge                  4,579           5,850           5,619          7,930        23,978
Net income...............................           4,579           5,850           5,619       3,410(a)     19,458(a)
Income per share before extraordinary
   charge................................            0.32            0.41            0.39           0.55          1.66
Net income per share.....................            0.32            0.41            0.39        0.24(a)       1.35(a)


19.  Selected Quarterly Financial Data (Unaudited) (continued)

                                                                    Three Months Ended                        Year Ended
                                                                    ------------------                        ----------
                                                 June 30,      September 29,   December 29,     March 31,      March 31,
                                                   1996            1996            1996           1997           1997
                                                   ----            ----            ----           ----           ----
Net sales................................        $ 65,735        $ 64,426       $ 103,393       $125,870      $359,424
Gross profit.............................          20,017          19,184          30,104         38,132       107,437
Income from operations...................           8,681           8,910          11,240         16,223        45,054
Income before extraordinary charge                  5,032           5,211           3,219          4,890        18,352
Net income...............................           5,032           5,211          118(b)       4,793(b)     15,154(b)
Income per share before extraordinary
   charge................................            0.38            0.39            0.24           0.37          1.39
Net income per share.....................            0.38            0.39         0.01(b)        0.36(b)       1.15(b)
________
(a)  Includes  extraordinary charges for early debt extinguishment  amounting to $4,520,000 in the quarter ended
     March 31, 1998, net of the tax effect.
(b)  Includes  extraordinary  charges for early debt extinguishment  amounting to $3,101,000 and $97,000 in the quarters ended December 29, 1996 and March 31, 1997, respectively, net of the tax effect.


20. Accumulated Other Comprehensive Income (Loss)

         The components of accumulated other comprehensive income (loss) are as follows:

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                   1999          1998
                                                                                                   ----          ----
                                                                                                     (In thousands)
     Net unrealized investment gains - net of tax.......................................        $  2,312     $  1,598
     Minimum pension liability adjustment - net of tax..................................          (1,041)        (988)
     Foreign currency translation adjustment............................................          (4,637)      (3,238)
                                                                                                   -----        -----
     Accumulated other comprehensive loss...............................................        $ (3,366)    $ (2,628)
                                                                                                ========     ========

         The net tax liability associated with items included in comprehensive income (loss) was $847,000 and $406,000 for 1999 and 1998, respectively.


                                                     COLUMBUS McKINNON CORPORATION

                                             SCHEDULE II-Valuation and qualifying accounts
                                                     March 31, 1999, 1998 and 1997
                                                         Dollars in thousands

                                                                           Additions
                                                                           ---------
                                                          Balance at Charged to    Charged                  Balance at
                                                          Beginning   Costs and   to Other                    End of
                       Description                        of Period   Expenses    Accounts    Deductions      Period
                       -----------                        ---------   --------    --------    ----------      ------

Year ended March 31, 1999
   Deducted from asset accounts:
     Allowance for doubtful accounts                         $ 2,511       $ 743      $ (27)(5)      $ 956(1)       $ 2,271
     Slow-moving and obsolete inventory                        4,684       1,884       (592)(5)      1,681(2)         4,295
     Reserve against non-current receivable                      600          -         -            600(6)            -
                                                                 ---         ---        ---            ---              ---
          Total                                              $ 7,795      $2,627     $ (619)       $ 3,237          $ 6,566
                                                             =======      ======     ======        =======          =======
   Reserves on balance sheet:
     Accrued general and product liability costs            $ 11,688      $3,265        $-         $3,537(3)       $11,416
                                                            ========      ======        ===         ======          =======

Year ended March 31, 1998:
   Deducted from asset accounts:
     Allowance for doubtful accounts                         $ 1,884      $1,677      $ 470(4)     $1,520(1)        $ 2,511
     Slow-moving and obsolete inventory                        3,356       1,115        854(4)        641(2)          4,684
     Reserve against non-current receivable                      600          -         -            -               600
                                                                 ---         ---        ---           ---               ---
          Total                                              $ 5,840      $2,792    $ 1,324       $ 2,161           $ 7,795
                                                             =======      ======    =======       =======           =======
   Reserves on balance sheet:
     Accrued general and product liability costs            $ 11,973      $1,522        $-        $1,807(3)        $11,688
                                                            ========      ======        ===        ======           =======

Year ended March 31, 1997:
   Deducted from asset accounts:
     Allowance for doubtful accounts                           $ 917       $ 905    $ 1,189(4)    $ 1,127(1)        $ 1,884
     Slow-moving and obsolete inventory                        2,467         325      1,770(4)      1,206(2)          3,356
     Reserve against non-current receivable                      600          -         -            -               600
                                                                 ---         ---        ---           ---               ---
          Total                                              $ 3,984      $1,230    $ 2,959        $2,333           $ 5,840
                                                             =======      ======    =======        ======           =======
   Reserves on balance sheet:
     Accrued general and product liability costs             $ 7,110      $1,775    $ 3,806(4)      $ 718(3)        $11,973
                                                             =======      ======    =======         =====           =======
________
(1)  Uncollectible accounts written off, net of recoveries
(2)  Obsolete inventory disposals
(3)  Insurance claims and expenses paid
(4) Reserves at date of acquisition of subsidiaries
(5) Reserves at date of disposal of subsidiary
(6) Receivable deemed to be collectible in its entirety


Item 9.           Changes in  and Disagreements  with Accountants  on Accounting
-------           --------------------------------------------------------------
                  and Financial Disclosures
                  -------------------------

     None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.
--------          ---------------------------------------------------

     The  information   regarding   Directors  and  Executive  Officers  of  the
Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1999.


Item 11.          Executive Compensation
--------          ----------------------

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1999.


Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1999.


Item 13.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 1999.


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
--------          ------------------------------------------------------------
                  8-K.
                  ----

(a)(1)   Financial Statements:
         ---------------------

         The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

         Reference                                                      Page No.
         ---------                                                      --------

             Report of Independent Auditors - Ernst & Young LLP              F-2

             Report of Independent Auditors - Deloitte & Touche LLP          F-3

             Consolidated balance sheets - March 31, 1999 and 1998           F-4

             Consolidated statements of income - Years ended
                 March 31, 1999, 1998 and 1997                               F-5

             Consolidated statements of shareholders' equity - Years ended
                 March 31, 1999, 1998 and 1997                               F-6

             Consolidated statements of cash flows - Years ended
                 March 31, 1999, 1998 and 1997                               F-7

             Notes to consolidated financial statements               F-8 - F-33

(a)(2)   Financial Statement Schedule:                                  Page No.
         -----------------------------                                  --------

              Report of Independent Auditors                                 F-2

              Schedule II - Valuation and qualifying accounts               F-34

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   Exhibits:
         ---------

Exhibit
Number
------

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

 3.1 Restated Certificate of Incorporation of the Registrant (incorporat-ed by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 3.2 Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 the Company's Current Report on Form 8-K dated May 17, 1999).

 4.1        Specimen  Common Share  Certificate  (incorporated  by  reference to
         Exhibit 4.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 4.2 First Amendment and Restatement of Rights Agreement, dated as of October 1, 1998, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated October 29, 1998).

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

 #4.6       Second  Supplemental  Indenture among Abell-Howe Crane,  Inc., LICO,
         Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999.

 #4.7       Third Supplemental Indenture among G.L. International, Inc., Gaffey,
         Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of March 1, 1999.

 10.1 Amended and Restated Term Loan Agreement by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter
         A. Grant and Robert L. Montgomery, Jr., as Trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated March 31, 1993 (incorporated by reference to Exhibit 10.2 to the
         Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 10.2 Amendment No. 1 to Amended and Restated Term Loan Agreement, dated March 31, 1993, by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated October 27, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995).

 10.3 Amendment No. 2 to Amended and Restated Term Loan Agreement by and among Fleet Bank, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated November 2, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 #10.4      Amendment No. 3 to Amended and Restated  Term Loan Agreement  by and
         among Fleet Bank, Columbus McKinnon Corporation and Karen L. Howard, Timothy R. Harvey, and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement.

 10.5 Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 27, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 #10.6      Amended and  Restated Term  Loan  Agreement by  and  among  Columbus
         McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated August 5, 1996.

 #10.7      First  Amendment to  Amended and  Restated  Term Loan  Agreement  by
         and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 16, 1996.

 #10.8      Second  Amendment to  Amended and  Restated  Term Loan  Agreement by
         and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated March 31, 1998.

 #10.9      Third Amendment to Amended  and  Restated Term Loan Agreement by and
         among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 30, 1998.

 10.10 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownerhsip Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 10.11 Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank, and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 9, 1998).

 10.12 First Amendment, dated as of September 23, 1998, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998).

 #10.13     Second  Amendment,  dated as  of February  12, 1999, to  the  Credit
         Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional leaders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

 10.14 Series Lease, dated as of November 1, 1993, between Town of Amherst Industrial Development Agency as Lessor and Columbus McKinnon
         Corporation as Lessee (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 *10.15     Columbus   McKinnon   Corporation  Employee  Stock  Ownership   Plan
         Restatement  Effective  April 1, 1989  (incorporated  by  reference  to
         Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 *10.16     Amendment No. 1 to the Columbus McKinnon Corporation  Employee Stock
         Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
         1995).

 *10.17     Amendment No. 2 to the Columbus McKinnon  Corporation Employee Stock
         Ownership Plan,  dated October 17, 1995  (incorporated  by reference to
         Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

 *10.18     Amendment No. 3 to the Columbus McKinnon Corporation  Employee Stock
         Ownership  Plan,  dated March 27, 1996  (incorporated  by  reference to
         Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

 *10.19     Amendment No. 4 of the Columbus McKinnon  Corporation Employee Stock
         Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

 *10.20     Amendment No. 5 to the Columbus McKinnon  Corporation Employee Stock
         Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

 *10.21     Amendment No. 6 to the Columbus McKinnon  Corporation Employee Stock
         Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

 *10.22     Columbus  McKinnon  Corporation  Personal  Retirement  Account  Plan
         Trust  Agreement,  dated April 1, 1987  (incorporated  by  reference to
         Exhibit 10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 *10.23     Amendment No. 1 to the Columbus  McKinnon Corporation Employee Stock
         Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 *10.24     Columbus McKinnon Corporation Management EVA@ Incentive Compensation
         Plan (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28,
         1998).

 #*10.25    Amendment  and  Restatement  of  Columbus  McKinnon Corporation 1995
         Incentive Stock Option Plan.

 *10.26     Columbus  McKinnon  Corporation Restricted Stock Plan  (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 #*10.27    Amendment  and  Restatement  of  Columbus McKinnon Corporation  Non-
         Qualified Stock Option Plan.

 *10.28     Columbus McKinnon Corporation  Thrift [401(k) Plan] 1989 Restatement
         Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

 #*10.29    Amendment No.1 to the 1998 Plan Restatement of the Columbus McKinnon
         Corporation Thrift 401(K) Plan, dated December 10, 1998.

 *10.30     Columbus McKinnon Corporation  Thrift [401(k)] Plan Trust  Agreement
         Restatement  Effective  August 9, 1994  (incorporated  by  reference to
         Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 *10.31     Columbus  McKinnon  Corporation  Monthly  Retirement  Benefit  Plan
         Restatement  Effective  April 1, 1998  (incorporated  by  reference  to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

 #*10.32    Amendment No.1 to the 1998 Plan Restatement of the Columbus McKinnon
         Corporation Monthly Retirement Benefit Plan, dated December 10, 1998.

 #*10.33    Amendment No.2 to the 1998 Plan Restatement of the Columbus McKinnon
         Corporation Monthly Retirement Benefit Plan, dated May 26, 1999.

 *10.34     Columbus McKinnon Corporation Monthly Retirement Benefit Plan  Trust
         Agreement effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

 #*10.35    Form of change in Control Agreement as entered into between Columbus
         McKinnon Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, Lois H. Demler, Timothy R. Harvey, John Hansen, Neal Wixson and Joe Owen.

 10.36 Stock Purchase Agreement, dated as of March 11, 1998, among Columbus McKinnon Corporation and the shareholders of LICO, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 9, 1998).

 #10.37     Agreement and Plan of Merger, dated as of February 16, 1999,  by and among Columbus McKinnon Corporation, GL Delaware, Inc. and Larco Industrial Services, Ltd.

 #10.38     Columbus  McKinnon  Corporation - GL International  Inc. 1997  Stock
         Option Plan.

 #10.39     Columbus McKinnon Corporation - Larco Industrial Services, Ltd. 1997
         Stock Option Plan.

 #21.1      Subsidiaries of the Registrant.

 #23.1      Consent of Ernst & Young LLP.

 #23.2      Consent of Deloitte & Touche LLP.

 #27.1      Financial Data Schedule.

 #99.1      Form 11-K  Columbus McKinnon  Corporation  Employee Stock  Ownership
         Plan Annual Report for the year ended March 31, 1999.


* Indicates a management contract or compensation plan or arrangement. # Filed herewith

(b)      Reports on Form 8-K:

         During the fourth quarter of fiscal 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buffalo, State of New York on June 29, 1999.


                                    COLUMBUS McKINNON CORPORATION

                                    By:   /s/  Timothy T. Tevens
                                          ----------------------
                                          Timothy T. Tevens
                                          President and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Signature                      Title                         Date
          ---------                      -----                         ----

/s/ Timothy T. Tevens          President, Chief Executive Officer  June 29, 1999
---------------------
    Timothy T. Tevens            and Director
                                 (Principal Executive Officer)

/s/ Robert L. Montgomery, Jr.  Executive Vice President, Chief     June 29, 1999
-----------------------------
    Robert L. Montgomery, Jr.    Financial Officer and Director
                                 (Principal Financial Officer
                                 and Principal Accounting Officer)

/s/ Herbert P. Ladds, Jr.      Chairman of the Board of Directors June  29, 1999
-------------------------
    Herbert P. Ladds, Jr.

/s/ Edward W. Duffy            Director                            June 29, 1999
-------------------
    Edward W. Duffy

/s/ Randolph A. Marks          Director                            June 29, 1999
---------------------
    Randolph A. Marks

/s/ L. David Black             Director                            June 29, 1999
------------------
    L. David Black

/s/ Carlos Pascual             Director                            June 29, 1999
------------------
    Carlos Pascual

/s/ Richard H. Fleming         Director                            June 29, 1999
----------------------
    Richard H. Fleming