Form 10-Q
period 1999-07-04
COLUMBUS MCKINNON CORP; LICO INC; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 1999-08-18
CIK 1005229, 1062619, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 4, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                                ------------------    ------------------

Commission File Number:       0-27618
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of July 31, 1999 was:
14,844,300 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JULY 4, 1999


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed consolidated balance sheets -
           July 4, 1999 and March 31, 1999                                     2

        Condensed consolidated statements of income and retained earnings -
           Three months ended July 4, 1999 and June 28, 1998                   3

        Condensed consolidated statements of cash flows -
           Three months ended July 4, 1999 and June 28, 1998                   4

        Condensed consolidated statements of comprehensive income -
           Three months ended July 4, 1999 and June 28, 1998                   5

        Notes to condensed consolidated financial statements -
           July 4, 1999                                                        6

Item 2. Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            15


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  21

Item 2.    Changes in Securities - none.                                      21

Item 3.    Defaults upon Senior Securities - none.                            21

Item 4.    Submission of Matters to a Vote of Security Holders - none.        21

Item 5.    Other Information - none.                                          21

Item 6.    Exhibits and Reports on Form 8-K                                   21

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                                     COLUMBUS MCKINNON CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                                                                           JULY 4,    MARCH 31,
                                                                            1999        1999
                                                                         ---------    ---------
ASSETS:                                                                      (IN THOUSANDS)
Current assets:
      Cash and cash equivalents ......................................   $   3,484    $   6,867
      Trade accounts receivable ......................................     135,797      136,988
      Unbilled revenues ..............................................      13,462        9,821
      Inventories ....................................................     114,127      115,979
      Net assets held for sale .......................................       8,285        8,214
      Prepaid expenses ...............................................       9,006        8,160
                                                                         ---------    ---------
Total current assets .................................................     284,161      286,029
Net property, plant, and equipment ...................................      90,439       90,004
Goodwill and other intangibles, net ..................................     356,922      357,727
Marketable securities ................................................      20,346       19,355
Deferred taxes on income .............................................       5,551        5,627
Other assets .........................................................       7,920        8,169
                                                                         ---------    ---------
Total assets .........................................................   $ 765,339    $ 766,911
                                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks .........................................   $   4,439    $   4,590
      Trade accounts payable .........................................      46,175       54,651
      Excess billings ................................................       6,997        5,058
      Accrued liabilities ............................................      48,084       54,331
      Current portion of long-term debt ..............................       1,491        1,926
                                                                         ---------    ---------
Total current liabilities ............................................     107,186      120,556
Senior debt, less current portion ....................................     226,714      222,165
Subordinated debt ....................................................     199,534      199,521
Other non-current liabilities ........................................      36,633       35,995
                                                                         ---------    ---------
Total liabilities ....................................................     570,067      578,237
Shareholders' equity:
      Common stock ...................................................         147          146
      Additional paid-in capital .....................................     105,914      102,313
      Retained earnings ..............................................     105,865      100,455
      ESOP debt guarantee ............................................      (9,656)      (9,865)
      Unearned restricted stock ......................................      (4,200)      (1,009)
      Total accumulated other comprehensive income (loss) ............      (2,798)      (3,366)
                                                                         ---------    ---------
Total shareholders' equity ...........................................     195,272      188,674
                                                                         ---------    ---------
Total liabilities and shareholders' equity ...........................   $ 765,339    $ 766,911
                                                                         =========    =========
See accompanying notes to condensed consolidated financial statements.

                                COLUMBUS MCKINNON CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                         (UNAUDITED)





                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                          JULY 4,      JUNE 28,
                                                                            1999         1998
                                                                         ---------    ---------
                                                                         (IN THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)


Net sales ............................................................   $ 181,601    $ 184,616
Cost of products sold ................................................     134,489      137,302
                                                                         ---------    ---------
Gross profit .........................................................      47,112       47,314

Selling expenses .....................................................      12,758       12,872
General and administrative expenses ..................................       9,487        9,439
Amortization of intangibles ..........................................       4,002        3,778
                                                                         ---------    ---------
                                                                            26,247       26,089
                                                                         ---------    ---------

Income from operations ...............................................      20,865       21,225
Interest and debt expense ............................................       8,279        8,948
Interest and other income ............................................         247          371
                                                                         ---------    ---------
Income before income taxes ...........................................      12,833       12,648
Income tax expense ...................................................       6,439        6,273
                                                                         ---------    ---------
Net income ...........................................................       6,394        6,375
Retained earnings - beginning of period ..............................     100,455       76,744
Cash dividends of $0.07 per share ....................................        (984)        (940)
                                                                         ---------    ---------
Retained earnings - end of period ....................................   $ 105,865    $  82,179
                                                                         =========    =========

Earnings per share data, basic .......................................   $    0.46    $    0.44
                                                                         =========    =========
Earnings per share data, diluted .....................................   $    0.45    $    0.44
                                                                         =========    =========


See accompanying notes to condensed consolidated financial statements.



                                 COLUMBUS MCKINNON CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                           JULY 4,      JUNE 28,
                                                                            1999         1998
                                                                         ---------    ---------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ...........................................................   $   6,394    $   6,375
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..................................       7,225        6,773
     Deferred income taxes ...........................................         141         (404)
      Other ..........................................................         190          106
      Changes in operating assets and liabilities net of effects from businesses purchased:
           Trade accounts receivable .................................       2,918      (19,794)
           Unbilled revenues and excess billings .....................      (1,702)      (1,057)
           Inventories ...............................................       2,823        2,230
           Prepaid expenses ..........................................        (844)          48
           Other assets ..............................................         168         (436)
           Trade accounts payable ....................................      (9,775)     (10,737)
           Accrued and non-current liabilities .......................      (4,242)       5,800
                                                                         ---------    ---------
Net cash provided by (used in) operating activities ..................       3,296      (11,096)
                                                                         ---------    ---------

INVESTING ACTIVITIES:
Purchase of marketable securities, net of sales ......................      (2,138)      (1,055)
Capital expenditures .................................................      (2,323)      (2,227)
Purchases of businesses, net of cash .................................      (6,366)        (304)
Net assets held for sale .............................................         (71)         (33)
                                                                         ---------    ---------
Net cash used in investing activities ................................     (10,898)      (3,619)
                                                                         ---------    ---------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...............................           1            -
Net borrowings under revolving line-of-credit agreements .............       4,849        4,143
Repayment of debt ....................................................        (886)      (5,629)
Dividends paid .......................................................        (984)        (940)
Reduction of ESOP debt guarantee .....................................         209          219
Other ................................................................        (131)        (841)
                                                                         ---------    ---------
Net cash provided by (used in) financing activities ..................       3,058       (3,048)
Effect of exchange rate changes on cash ..............................       1,161         (467)
                                                                         ---------    ---------
Net increase in cash and cash equivalents ............................      (3,383)     (18,230)
Cash and cash equivalents at beginning of period .....................       6,867       22,861
                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................   $   3,484    $   4,631
                                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                                      -4-



                                 COLUMBUS MCKINNON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                          JULY 4,    JUNE 28,
                                                                            1999      1998
                                                                          -------    -------
                                                                            (IN THOUSANDS)

Net income ............................................................   $ 6,394    $ 6,375
                                                                          -------    -------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ............................       515       (269)
  Unrealized gains on investments:
    Unrealized holding gains arising during the period ................        53         47
    Less:  reclassification adjustment for gains included in net income      --          (76)
                                                                          -------    -------
                                                                               53        (29)
                                                                          -------    -------
Total other comprehensive income (loss) ...............................       568       (298)
                                                                          -------    -------
Comprehensive income ..................................................   $ 6,962    $ 6,077
                                                                          =======    =======


See accompanying notes to condensed consolidated financial statements.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 4, 1999


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at July 4, 1999, and the results of its operations and its cash flows for the three month periods ended July 4, 1999 and June 28, 1998, have been included. Results for the period ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1999.


     Columbus McKinnon Corporation (the Company) is a leading broad-line designer, manufacturer and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial, automotive, and consumer markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers  and  other  end-users.  The  Company's  integrated  material handling solutions businesses primarily deal with end users. Material handling solution sales are concentrated, domestically and internationally (primarily Europe), in the automotive industry, and consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, and other industrial markets.



2.   Inventories consisted of the following:

                                                    JULY 4,          MARCH 31,
                                                     1999              1999
                                                ------------------------------
                                                        (IN THOUSANDS)
     At cost - FIFO basis:
          Raw materials                         $    59,767        $    54,648
          Work-in-process                            21,274             21,663
          Finished goods                             38,139             45,042
                                                -----------        -----------
                                                    119,180            121,353
     LIFO cost less than FIFO cost                   (5,053)            (5,374)
                                                ------------       ------------
                                                $   114,127        $   115,979
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

3. Property, plant, and equipment is net of $45,271,000 and $42,048,000 of accumulated depreciation at July 4, 1999 and March 31, 1999, respectively.

4. Goodwill and other intangibles, net includes $33,866,000 and $29,864,000 of accumulated amortization at July 4, 1999 and March 31, 1999, respectively.

5. General and Product Liability - The accrued general and product liability costs, which are included in other non-current liabilities, are the actuarial present value of estimated expenditures based on amounts determined from loss reports and individual cases filed with the Company, and an amount, based on past experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

     Yale was self-insured for product liability claims up to a maximum of $500,000 per occurrence and maintained product liability insurance with a $100 million cap per occurrence through July 31, 1997 when Yale was added to the Company's coverage as described above. The general and product liability accrual continues to include provisions related to that pre-acquisition time period.

6. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap with a notional value of $3.5 million from January 2, 1999 through July 2, 2000, based on LIBOR at 5.9025%. The Company also has a LIBOR-based interest rate cap on $49.5 million of debt through December 16, 1999 at 10%. Net payments or receipts under the swap and cap agreements are recorded as adjustments to interest expense. The carrying amount of the Company's senior debt instruments approximates the fair values. The
     Company's subordinated debt has an approximate fair value of $186,000,000 which is less than its carrying amount of $199,534,000.


7. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:



                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                    JULY 4,        JUNE 28,
                                                                     1999           1998
                                                                  -----------   -----------

     Numerator for basic and diluted earnings per share:
          Net income ..........................................   $ 6,394,000   $ 6,375,000
                                                                  ===========   ===========

     Denominators:
       Weighted-average common stock outstanding -
         denominator for basic EPS ............................    13,972,000    14,329,000

       Effect of dilutive employee stock options ..............       222,000       209,000
                                                                  -----------   -----------

       Adjusted weighted-average common stock outstanding
        and assumed conversions - denominator for diluted EPS      14,194,000    14,538,000
                                                                  ===========   ===========

8. Income tax expense for the three-month periods ended July 4, 1999 and June 28, 1998 exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $4,002,000, and $3,778,000, respectively.


9. On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company ("WECO"), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million of cash and was financed by proceeds from the Company's revolving debt facility.

     On March 1, 1999, GL International, Inc. ("GL"), was merged with and into the Company through the issuance of 897,114 shares of newly issued Company stock and options to purchase 154,848 shares of Company stock for all issued and outstanding stock and options of GL. GL is a full-service designer and builder of industrial overhead bridge and jib cranes and related components. The merger was accounted for as a pooling of interests and, accordingly, the fiscal 1999 consolidated financial statements have been restated to include the accounts of GL from the date of GL's formation, April 1, 1997. The fair market value of the stock and options exchanged was approximately $20.6 million.

     Net sales and net income of the separate companies were as follows:



                                                     THREE MONTHS ENDED
                                                        JUNE 28, 1998
                                                        -------------
                                                       (IN THOUSANDS)
     Net sales:

          Columbus McKinnon, as reported............    $     170,503
          GL International, Inc.....................           15,931
          Intercompany eliminations.................          (1,818)
                                                        -------------
          Combined..................................    $     184,616
                                                        =============

     Net income:

          Columbus McKinnon, as reported............    $       6,083
          GL International, Inc.....................              245
          Intercompany eliminations.................               47
                                                        -------------
          Combined..................................    $       6,375
                                                        =============


     On January 29, 1999, the Company acquired all of the outstanding stock of Camlok Lifting Clamps Limited ("Camlok") and the net assets of the Tigrip product line ("Tigrip") for $10.6 million in cash. The acquisition was accounted for as a purchase and was financed through cash, a revolving credit facility, and a $4 million term note. Camlok manufactures plate clamps, crane weighers and related products and is based in Chester, England, while the Tigrip line of standard and specialized plate clamps is produced in Germany.

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

     The following table presents pro forma summary information for the three month period ended June 28, 1998 as if the fiscal 1999 and 2000 acquisitions and related borrowings and the sale of Mechanical Products had occurred as of April 1, 1998, which is the beginning of fiscal 1999. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                   THREE MONTHS ENDED
                                                      JUNE 28, 1998
                                                      -------------
                                          (IN THOUSANDS,  EXCEPT PER SHARE DATA)
     Pro forma:
          Net sales                                      $  183,674
          Income from operations                             20,919
          Net income                                          6,251
          Earnings per share, basic                            0.44
          Earnings per share, diluted                          0.43

10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products and services with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, integrated material handling solutions - industrial, and integrated material handling solutions - automotive. The Company's material handling products segment sells hoists, chains, attachments, and other material handling products principally to third party distributors in commercial and consumer distribution channels. The material handling solutions segments sell engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products manufacturing, warehousing, and general manufacturing industries or the automotive segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.


     Segment information as of and for the quarters ended July 4, 1999 and June 28, 1998, is as follows:

                                                QUARTER ENDED JULY 4, 1999
                                                --------------------------
                                              SOLUTIONS -     SOLUTIONS -   ELIMINATIONS/
                                PRODUCTS      INDUSTRIAL      AUTOMOTIVE        OTHER               TOTAL
                                --------      ----------      ----------    -------------           -----
                                                            (IN THOUSANDS)
Sales to external customers .   $138,788        $ 13,256        $ 35,548        $ (5,991)        $181,601
Operating income ............     23,087           1,117             587              76           24,867
before
amortization
Depreciation and amortization      3,601           2,201           1,423               -            7,225
Total assets ................    516,366          66,665         182,308               -          765,339
Capital expenditures ........      2,067             211              45               -            2,323


                                                 QUARTER ENDED JUNE 28, 1998
                                                 ---------------------------
                                              SOLUTIONS -     SOLUTIONS -   ELIMINATIONS/
                                PRODUCTS      INDUSTRIAL      AUTOMOTIVE        OTHER              TOTAL
                                --------      ----------      ----------    -------------          -----
                                                             (IN THOUSANDS)
Sales to external customers .   $128,514        $ 15,516        $ 40,179        $    407        $184,616
Operating income ............     17,749           1,625           4,666             963          25,003
before
amortization
Depreciation and amortization      4,428             767           1,366             212           6,773
Total assets ................    500,527          68,651         197,474          20,035         786,687
Capital expenditures ........      1,866             302              57               2           2,227


     The following schedule provides a reconciliation of operating income before amortization with consolidated income before income taxes:

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                  JULY 4, 1999    JUNE 28, 1998
                                                  ------------    -------------
                                                            (IN THOUSANDS)
Operating income before amortization ............     $ 24,867         $ 25,003

Amortization of intangibles .....................        4,002            3,778
Interest and debt expense .......................        8,279            8,948
Interest and other income .......................         (247)            (371)
                                                      --------         --------
Income before income taxes ......................     $ 12,833         $ 12,648
                                                      ========         ========

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:

                                                                Domestic     Foreign     Elimina-    Consoli-
(In thousands)                                       Parent   Subsidiaries Subsidiaries    tions      dated
                                                   ------------------------------------------------------------
AS OF JULY 4, 1999 Current assets:
 Cash and cash equivalents .....................   $     803    $   1,143    $   1,538    $       -    $   3,484
 Trade accounts receivable .....................      54,740       57,287       23,770            -      135,797
 Unbilled revenues .............................           -       13,462            -            -       13,462
 Inventories ...................................      48,372       39,520       27,239       (1,004)     114,127
 Other current assets ..........................       3,529       10,322        3,440            -       17,291
                                                   -------------------------------------------------------------
  Total current assets .........................     107,444      121,734       55,987       (1,004)     284,161
Net property, plant, and equipment .............      36,859       33,571       20,009            -       90,439
Goodwill and other intangibles, net ............      42,499      261,396       53,027            -      356,922
Intercompany ...................................     213,795     (375,176)     (65,517)     226,898            -
Other assets ...................................     221,271      162,491       (1,266)    (348,679)      33,817
                                                   -------------------------------------------------------------
  Total assets .................................   $ 621,868    $ 204,016    $  62,240    $(122,785)   $ 765,339
                                                   =============================================================


Current liabilities ............................   $  39,797    $  48,837    $  21,666    $  (3,114)   $ 107,186
Long-term debt, less current portion ...........     419,725            -        6,523            -      426,248
Other non-current liabilities ..................      11,623       22,042        2,968            -       36,633
                                                   -------------------------------------------------------------
  Total liabilities ............................     471,145       70,879       31,157       (3,114)     570,067

Shareholders' equity ...........................     150,723      133,137       31,083     (119,671)     195,272
                                                   -------------------------------------------------------------
  Total liabilities and shareholders' equity ...   $ 621,868    $ 204,016    $  62,240    $(122,785)   $ 765,339
                                                   =============================================================


FOR THE THREE MONTHS ENDED JULY 4, 1999
Net sales ......................................   $  68,814    $  88,921    $  29,857    $  (5,991)   $ 181,601
Cost of products sold ..........................      46,430       72,563       21,445       (5,949)     134,489
                                                   -------------------------------------------------------------
Gross profit ...................................      22,384       16,358        8,412          (42)      47,112
                                                   -------------------------------------------------------------
Selling, general and administrative expenses ...       8,715        7,393        6,137            -       22,245
Amortization of intangibles ....................         489        2,861          652            -        4,002
                                                   -------------------------------------------------------------
                                                       9,204       10,254        6,789            -       26,247
                                                   -------------------------------------------------------------
Income from operations .........................      13,180        6,104        1,623          (42)      20,865
Interest and debt expense ......................       8,098            2          179            -        8,279
Interest and other income ......................         113           77           57            -          247
                                                   -------------------------------------------------------------
Income before income taxes .....................       5,195        6,179        1,501          (42)      12,833
Income tax expense .............................       2,177        3,431          848          (17)       6,439
                                                   -------------------------------------------------------------
Net income .....................................   $   3,018    $   2,748    $     653    $     (25)   $   6,394
                                                   =============================================================


FOR THE THREE MONTHS ENDED JULY 4, 1999
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
activities......................................   $  (1,824)   $   7,345    $  (2,363)   $     138    $   3,296
                                                   -------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net .........      (2,138)           -            -            -       (2,138)
Capital expenditures ...........................      (1,692)        (355)        (276)           -       (2,323)
Purchases of businesses, net of cash ...........                   (6,317)           -          (49)      (6,366)
Other ..........................................           -          (71)           -            -          (71)
                                                   -------------------------------------------------------------
Net cash used in investing activities ..........      (3,830)      (6,743)        (276)         (49)     (10,898)
                                                   -------------------------------------------------------------


FINANCING ACTIVITIES:
Proceeds from issuance of common stock .........           1          136            -         (136)           1
Net borrowings (payments) under revolving
  line-of-credit agreements ....................       5,000            -         (151)           -        4,849
Repayment of debt ..............................        (750)           -         (136)           -         (886)
Dividends paid .................................        (981)          (3)           -            -         (984)
Other ..........................................          78            -            -            -           78
                                                   -------------------------------------------------------------
Net cash used in financing activities ..........       3,348          133         (287)        (136)       3,058
                                                   -------------------------------------------------------------
Effect of exchange rate changes on cash ........           -            -        1,114           47        1,161
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........      (2,306)         735       (1,812)           -       (3,383)
Cash and cash equivalents at beginning of period       3,109          408        3,350            -        6,867
                                                   -------------------------------------------------------------
Cash and cash equivalents at end of period .....   $     803    $   1,143    $   1,538    $       -    $   3,484
                                                   =============================================================

                                                              Domestic      Foreign      Elimina-    Consoli-
(In thousands)                                     Parent   Subsidiaries  Subsidiaries    Tions        Dated
                                                 ---------------------------------------------------------------
AS OF JUNE 28, 1998 Current assets:
 Cash and cash equivalents .....................   $   6,367    $  (3,117)   $   1,381    $       -    $   4,631
 Trade accounts receivable .....................      52,143       70,029       23,627            -      145,799
 Unbilled revenues .............................           -       19,891            -            -       19,891
 Inventories ...................................      44,988       44,863       24,098       (1,052)     112,897
 Other current assets ..........................       1,981       11,766        3,714            -       17,461
                                                   -------------------------------------------------------------
  Total current assets .........................     105,479      143,432       52,820       (1,052)     300,679
Net property, plant, and equipment .............      33,707       34,867       18,319            -       86,893
Goodwill and other intangibles, net ............      44,079      273,727       48,389            -      366,195
Intercompany ...................................     241,610     (407,481)     (62,640)     228,511            -
Other assets ...................................     218,964      168,067       (2,115)    (351,996)      32,920
                                                   -------------------------------------------------------------
  Total assets .................................   $ 643,839    $ 212,612    $  54,773    $(124,537)   $ 786,687
                                                   =============================================================


Current liabilities ............................   $  37,442    $  54,549    $  22,476    $  (1,286)   $ 113,181
Long-term debt, less current portion ...........     443,921        3,562        3,332            -      450,815
Other non-current liabilities ..................      11,373       31,248        3,276            -       45,897
                                                   -------------------------------------------------------------
  Total liabilities ............................     492,736       89,359       29,084       (1,286)     609,893

Shareholders' equity ...........................     151,103      123,253       25,689     (123,251)     176,794
                                                   -------------------------------------------------------------
  Total liabilities and shareholders' equity ...   $ 643,839    $ 212,612    $  54,773    $(124,537)   $ 786,687
                                                   =============================================================

FOR THE THREE MONTHS ENDED JUNE 28, 1998
Net sales ......................................   $  66,761    $  92,888    $  29,902    $  (4,935)   $ 184,616
Cost of products sold ..........................      47,435       72,780       22,099       (5,012)     137,302
                                                   -------------------------------------------------------------
Gross profit ...................................      19,326       20,108        7,803           77       47,314
                                                   -------------------------------------------------------------
Selling, general and administrative expenses ...       8,663        8,683        4,965            -       22,311
Amortization of intangibles ....................         488        2,763          527            -        3,778
                                                   -------------------------------------------------------------
                                                       9,151       11,446        5,492            -       26,089
                                                   -------------------------------------------------------------
Income from operations .........................      10,175        8,662        2,311           77       21,225
Interest and debt expense ......................       8,463          299          186            -        8,948
Interest and other income ......................         469           29         (127)           -          371
                                                   -------------------------------------------------------------
Income before income taxes .....................       2,181        8,392        1,998           77       12,648
Income tax expense .............................       1,065        4,178        1,000           30        6,273
                                                   -------------------------------------------------------------
Net income .....................................   $   1,116    $   4,214    $     998    $      47    $   6,375
                                                   =============================================================



FOR THE THREE MONTHS ENDED JUNE 28, 1998
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
activities......................................   $  (7,188)   $  (3,110)   $    (827)   $      29    $ (11,096)
                                                   -------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net .........      (1,055)           -            -            -       (1,055)
Capital expenditures ...........................      (1,515)        (511)        (201)           -       (2,227)
Other ..........................................           -         (337)           -            -         (337)
                                                   -------------------------------------------------------------
Net cash used in investing activities ..........      (2,570)        (848)        (201)           -       (3,619)
                                                   --------------------------------------------------------------


FINANCING ACTIVITIES:
Net payments under revolving
  line-of-credit agreements ....................           -        5,589       (1,446)           -        4,143
Repayment of debt ..............................        (304)      (5,536)         211            -       (5,629)
Dividends paid .................................        (940)           -            -            -         (940)
Other ..........................................        (622)           -            -            -         (622)
                                                   -------------------------------------------------------------
Net cash used in financing activities ..........      (1,866)          53       (1,235)           -       (3,048)
                                                   -------------------------------------------------------------
Effect of exchange rate changes on cash ........           -            -         (438)         (29)        (467)
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........     (11,624)      (3,905)      (2,701)           -      (18,230)
Cash and cash equivalents at beginning of period      17,991          788        4,082            -       22,861
                                                   -------------------------------------------------------------
Cash and cash equivalents at end of period .....   $   6,367    $  (3,117)   $   1,381    $       -    $   4,631
                                                   =============================================================




12. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities," in June of 1998 which is effective for fiscal 2002. Statement No. 133 establishes accounting and reporting standards for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge) (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains and losses on the derivatives are reported in earnings and when they are to be reported as a component of other comprehensive income. The impact of compliance with this Statement has not yet been determined by the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 1999 AND JUNE 28, 1998
Net sales in the fiscal 2000 quarter ended July 4, 1999 were $181,601,000, a decrease of $3,015,000 or 1.6% from the fiscal 1999 quarter ended June 28, 1998. Sales in the Products segment were up roughly 8% as a result of the additions of WECO and Abell-Howe and increases in our specialty distribution channels as customers continue to shift their focus to catalog buying. Sales in the Solutions-Industrial segment fell 14.6% as a result of softness in the Scandinavian and manipulator markets. The Solutions-Automotive segment had a sales decrease of 11.5% as a result of the lagging impact of the 1998 General Motors strike and a shift in GM's capital spending projects. The decrease in the Eliminations/Other segment is a result of the sale of Mechanical Products in August of 1998. Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:


                              THREE MONTHS ENDED
                              ------------------
                             JULY 4,      JUNE 28,               CHANGE
                                                                 ------
                              1999          1998          AMOUNT         %
                              ----          ----          ------         -
                                    (IN THOUSANDS, EXCEPT PERCENTAGES)

Products ...............   $ 138,788     $ 128,514     $  10,274        8.0
Solutions-Industrial ...      13,256        15,516        (2,260)     (14.6)
Solutions-Automotive ...      35,548        40,179        (4,631)     (11.5)
Eliminations/Other .....      (5,991)          407        (6,398)       NM
                           ---------     ---------     ---------
Consolidated net sales..   $ 181,601     $ 184,616     $  (3,015)      (1.6)
                           =========     =========     =========

The Company's gross profit margins were approximately 25.9% and 25.6% for the fiscal 2000 and 1999 quarters, respectively. The consistent margin is a combination of offsetting fluctuations in the various segments. The gross profit margin increased in the Products segment as a result of the continued integration of recent acquisitions. The Solutions-Industrial segment experienced static margins for the fiscal 2000 and 1999 quarters. Gross margin in the Solutions-Automotive segment decreased for the first quarter of 2000 as a result of warranty issues and project mix.

Selling expenses were $12,758,000 and $12,872,000 in the fiscal 2000 and 1999 quarters, respectively. As a percentage of consolidated net sales, selling expenses were 7.0% in both the fiscal 2000 and 1999 quarters. General and administrative expenses were $9,487,000, and $9,439,000 in the fiscal 2000 and 1999 quarters, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.2% and 5.1% in the fiscal 2000 and 1999 quarters, respectively.

Amortization of intangibles was $4,002,000 and $3,778,000 in the fiscal 2000 and 1999 quarters, respectively. The fiscal 2000 increase is due to the amortization of goodwill resulting from the acquisitions of Abell-Howe, Gautier, Camlok-Tigrip, and WECO.

Income from operations decreased $360,000 or 1.7% in the fiscal 2000 quarter, compared to the fiscal 1999 quarter. This is based on income from operations of $20,865,000 and $21,225,000 or 11.5% of consolidated net sales in both the fiscal 2000 and 1999 quarters.

Interest and debt expense was $8,279,000, and $8,948,000 in the fiscal 2000 and 1999 quarters, respectively. The fiscal 2000 decrease is primarily due to the payment of debt based on strong operating cash flow over the last 12 months less funds used to finance acquisitions. As a percentage of consolidated net sales, interest and debt expense was 4.6%, and 4.8% in the fiscal 2000 and 1999 quarters, respectively.

Interest and other income was $247,000, and $371,000 in the fiscal 2000 and 1999 quarters, respectively.

Income taxes as a percentage of income before income taxes were 50.2% and 49.6% in the fiscal 2000 and 1999 quarters, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

Net income, therefore, increased $19,000 or 0.3% for the quarter ended July 4, 1999. This is based on net income of $6,394,000 and $6,375,000 for the quarters ended July 4, 1999 and June 28, 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company (WECO) for $6.4 million in cash, financed by the Company's revolving credit facility.

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

The 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $226.7 million was outstanding at July 4, 1999. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 87.5 basis points at July 19, 1999. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap and cap.

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

Net cash provided by operating activities was $3,296,000 for the three months ended July 4, 1999 while net cash used in operating activities was $11,096,000 for the three months ended June 28, 1998. The $14,392,000 change is primarily due to changes in working capital, reflecting fluctuations in the working capital needs of Automatic Systems Inc. (ASI), formerly LICO, Inc.

Net cash used in investing activities increased to $10,898,000 for the three months ended July 4, 1999 from $3,619,000 for the three months ended June 28, 1998. The 7,279,000 increase is due primarily to the acquisition of WECO.

Net cash provided by financing activities was $3,058,000 for the three months ended July 4, 1999 while net cash used in financing activities was $3,048,000 for the three months ended June 28, 1998. The $6,106,000 change is primarily due to borrowings used to acquire WECO.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended July 4, 1999 and June 28, 1998 were $2,323,000 and $2,227,000, respectively.


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

The Company has determined that it needs to modify certain portions of its corporate business information software so that its computer system will function properly with respect to dates in the year 2000 and beyond. Both internal and external resources have been dedicated to identifying, implementing, and testing corrective action in order to make such programs Year 2000 compliant; all such work is planned to be completed by September 1999 and is currently on schedule. To date the corporate business information software has been 100% assessed, approximately 97% has been remedially reprogrammed, and approximately 83% is now certified to be Year 2000 compliant. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has completed a corporate-wide assessment of the Year 2000 readiness of microprocessor-controlled equipment such as robotics, CNC machines, and security and environmental systems. This assessment has revealed that at least 98% of all microprocessor-controlled equipment is currently compliant. The remaining 2%, which includes recent acquisitions, is currently under review. Any necessary upgrades to ensure Year 2000 readiness are expected to be in place by the end of September 1999. In addition, the Company has determined that all of its manufactured products are 100% Year 2000 compliant.

The Company has initiated communications with its suppliers and customers to determine the extent to which systems, products or services are vulnerable to failure should those third parties fail to remediate their own Year 2000 issues. To date the Company has received responses to over 80% of its inquiries and no Year 2000 compliance problems have been identified from these responses. While we believe that our Year 2000 compliance plan adequately addresses potential Year 2000 concerns and to date no significant Year 2000 issues have been identified with our suppliers and customers, there can be no guarantee that the systems of other companies on which our operations rely will be compliant an a timely basis and will not have an effect on our operations.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," in June of 1998 which is effective for fiscal 2002. Statement No. 133 establishes accounting and reporting standards for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge) (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains and losses on the derivatives are reported in earnings and when they are to be reported as a component of other comprehensive income. The impact of compliance with this Statement has not yet been determined by the Company.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by the Company and its subsidiaries, conditions affecting the Company's customers and suppliers, competitor responses to the Company's products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in the Company's periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

     There are no exhibits.

     On May 18, 1999, the Company filed Form 8-K dated May 18, 1999 with respect to restatement of the by-laws.

     On May 26, 1999 the Company filed Form 8-K dated May 26, 1999 with respect to litigation instituted by the registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COLUMBUS MCKINNON CORPORATION
                                              -----------------------------
                                                      (Registrant)






Date: AUGUST 18, 1999                        /S/ ROBERT L. MONTGOMERY, JR.
      ---------------                        -----------------------------
                                             Robert L. Montgomery, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer (Principal
                                               Financial Officer)