Form 10-Q
period 1999-10-03
COLUMBUS MCKINNON CORP; LICO INC; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 1999-11-16
CIK 1005229, 1062619, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 3, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    -------------------

Commission File Number:        0-27618
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of October 31, 1999 was:
14,877,405 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS McKINNON CORPORATION
                                 OCTOBER 3, 1999


                                                                          Page #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
            October 3, 1999 and March 31, 1999                                 2

         Condensed consolidated statements of income and retained earnings -
            Three months and six months ended October 3, 1999
            and September 27, 1998                                             3

         Condensed consolidated statements of cash flows -
            Six months ended October 3, 1999 and September 27, 1998            4

         Condensed consolidated statements of comprehensive income -
            Three months  and six months ended October 3, 1999
            and September 27, 1998                                             5

         Notes to condensed consolidated financial statements -
            October 3, 1999                                                    6

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                           15


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          22

Item 2.    Changes in Securities - none.                                      22

Item 3.    Defaults upon Senior Securities - none.                            22

Item 4.    Submission of Matters to a Vote of Security Holders                22

Item 5.    Other Information - none.                                          22

Item 6.    Exhibits and Reports on Form 8-K                                   23

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS McKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                         OCTOBER 3,    MARCH 31,
                                                                            1999         1999
                                                                         ---------    ---------
ASSETS:                                                                      (In thousands)
Current assets:
      Cash and cash equivalents ......................................   $  20,071    $   6,867
      Trade accounts receivable ......................................     132,762      136,988
      Unbilled revenues ..............................................      16,209        9,821
      Inventories ....................................................     114,001      115,979
      Net assets held for sale .......................................       8,803        8,214
      Prepaid expenses ...............................................       8,734        8,160
                                                                         ---------    ---------
Total current assets .................................................     300,580      286,029
Net property, plant, and equipment ...................................      90,059       90,004
Goodwill and other intangibles, net ..................................     353,428      357,727
Marketable securities ................................................      19,685       19,355
Deferred taxes on income .............................................       5,520        5,627
Other assets .........................................................       8,118        8,169
                                                                         ---------    ---------
Total assets .........................................................   $ 777,390    $ 766,911
                                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks .........................................   $   3,314    $   4,590
      Trade accounts payable .........................................      62,958       54,651
      Excess billings ................................................       7,094        5,058
      Accrued liabilities ............................................      38,131       54,331
      Current portion of long-term debt ..............................       1,853        1,926
                                                                         ---------    ---------
Total current liabilities ............................................     113,350      120,556
Senior debt, less current portion ....................................     230,548      222,165
Subordinated debt ....................................................     199,548      199,521
Other non-current liabilities ........................................      37,424       35,995
                                                                         ---------    ---------
Total liabilities ....................................................     580,870      578,237
Shareholders' equity:
      Common stock ...................................................         149          146
      Additional paid-in capital .....................................     107,228      102,313
      Retained earnings ..............................................     105,383      100,455
      ESOP debt guarantee ............................................      (9,447)      (9,865)
      Unearned restricted stock ......................................      (4,004)      (1,009)
      Total accumulated other comprehensive income loss ..............      (2,789)      (3,366)
                                                                         ---------    ---------
Total shareholders' equity ...........................................     196,520      188,674
                                                                         ---------    ---------
Total liabilities and shareholders' equity ...........................   $ 777,390    $ 766,911
                                                                         =========    =========
See accompanying notes to condensed consolidated financial statements.



                                                     COLUMBUS McKINNON CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                              (UNAUDITED)






                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        ------------------------   -------------------------
                                                                        OCTOBER 3,  SEPTEMBER 27,  OCTOBER 3,  SEPTEMBER 27,
                                                                           1999          1998         1999          1998
                                                                           ----          ----         ----          ----
                                                                              (IN THOUSANDS, EXCEPT  PER SHARE DATA)




Net sales ............................................................   $ 182,008    $ 185,357    $ 363,609    $ 369,974
Cost of products sold ................................................     142,276      138,315      276,764      275,618
                                                                         ---------    ---------    ---------    ---------
Gross profit .........................................................      39,732       47,042       86,845       94,356

Selling expenses .....................................................      12,412       12,819       25,170       25,691
General and administrative expenses ..................................      10,912        9,780       20,269       19,219
Proxy contest related expenses .......................................         835         --            965         --
Amortization of intangibles ..........................................       4,000        3,865        8,002        7,643
                                                                         ---------    ---------    ---------    ---------
                                                                            28,159       26,464       54,406       52,553

Income from operations ...............................................      11,573       20,578       32,439       41,803
Interest and debt expense ............................................       8,294        9,302       16,573       18,250
Interest and other income ............................................         306          262          553          633
                                                                         ---------    ---------    ---------    ---------
Income before income taxes ...........................................       3,585       11,538       16,419       24,186
Income tax expense ...................................................       3,074        5,614        9,513       11,887
                                                                         ---------    ---------    ---------    ---------
Net income ...........................................................         511        5,924        6,906       12,299
Retained earnings - beginning of period ..............................     105,865       82,179      100,455       76,744
Cash dividends of $0.07, $0.07, $0.14 and
   $0.14 per share ...................................................        (993)        (943)      (1,978)      (1,883)
                                                                         ---------    ---------    ---------    ---------
Retained earnings - end of period ....................................   $ 105,383    $  87,160    $ 105,383    $  87,160

Earnings per share data, basic: ......................................   $    0.04    $    0.41    $    0.49    $    0.86
Earnings per share data, diluted: ....................................   $    0.04    $    0.41    $    0.49    $    0.85


See accompanying notes to condensed consolidated financial statements.




                          COLUMBUS McKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                        OCTOBER 3,  SEPTEMBER 27,
                                                                          1999          1998
                                                                        ----------  ------------
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ...........................................................   $  6,906    $ 12,299
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..................................     14,412      13,570
     Deferred income taxes ...........................................        172         (25)
      Other ..........................................................        436         115
      Changes in operating assets and liabilities net of effects from businesses purchased:
           Trade accounts receivable .................................      5,954     (21,013)
           Unbilled revenues and excess billings .....................     (4,352)      5,318
           Inventories ...............................................      2,949       2,255
           Prepaid expenses ..........................................       (572)        190
           Other assets ..............................................        (92)       (367)
           Trade accounts payable ....................................      7,008     (12,877)
           Accrued and non-current liabilities .......................    (13,094)      4,715
                                                                         --------    --------
Net cash provided by operating activities ............................     19,727       4,180
                                                                         --------    --------

INVESTING ACTIVITIES:
(Purchase) sale of marketable securities, net ........................       (796)        438
Capital expenditures .................................................     (5,130)     (5,621)
Proceeds from sale of businesses .....................................          -       9,301
Purchases of businesses, net of cash .................................     (6,410)     (7,323)
Net assets held for sale .............................................       (589)      1,403
                                                                         --------    --------
Net cash used in investing activities ................................    (12,925)     (1,802)
                                                                         --------    --------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...............................          3           -
Net borrowings under revolving line-of-credit agreements .............      7,524       1,594
Repayment of debt ....................................................       (490)     (6,363)
Dividends paid .......................................................     (1,978)     (1,883)
Reduction of ESOP debt guarantee .....................................        418         436
Other ................................................................       (131)       (891)
                                                                         --------    --------
Net cash provided by (used in) financing activities ..................      5,346      (7,107)
Effect of exchange rate changes on cash ..............................      1,056        (967)
                                                                         --------    --------
Net increase (decrease) in cash and cash equivalents .................     13,204      (5,696)
Cash and cash equivalents at beginning of period .....................      6,867      22,861
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $ 20,071    $ 17,165
                                                                         ========    ========

See accompanying notes to condensed consolidated financial statements.




                                                     COLUMBUS McKINNON CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                              (UNAUDITED)

                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          ------------------        ----------------
                                                                        OCTOBER 3,  SEPTEMBER 27, OCTOBER 3,  SEPTEMBER 27,
                                                                            1999        1998         1999        1998
                                                                            ----        ----         ----        ----
                                                                                         (IN THOUSANDS)

Net income ...........................................................   $    511    $  5,924    $  6,906    $ 12,299
                                                                         --------    --------    --------    --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ...........................        528         207       1,043         (62)
  Unrealized gains on investments:
    Unrealized holding gains arising during
      the period .....................................................       (455)       (268)       (402)       (221)
    Less:  reclassification adjustment for gains
      included in net income .........................................        (64)         50         (64)        (26)
                                                                             (519)       (218)       (466)       (247)
                                                                         --------    --------    --------    --------
Total other comprehensive income (loss) ..............................          9         (11)        577        (309)
                                                                         --------    --------    --------    --------
Comprehensive income .................................................   $    520    $  5,913    $  7,483    $ 11,990
                                                                         ========    ========    ========    ========


See accompanying notes to condensed consolidated financial statements.


                          COLUMBUS McKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 3, 1999


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at October 3, 1999, and the results of its operations and its cash flows for the three and six month periods ended October 3, 1999 and September 27, 1998, have been included. Results for the period ended October 3, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1999.


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



2.   Inventories consisted of the following:
                                              OCTOBER 3,         MARCH 31,
                                                1999               1999
                                             -----------        -----------
                                                     (IN THOUSANDS)
     At cost - FIFO basis:
        Raw materials                        $    59,475        $    54,648
        Work-in-process                           20,738             21,663
        Finished goods                            39,163             45,042
                                             -----------        -----------
                                                 119,376            121,353
     LIFO cost less than FIFO cost                (5,375)            (5,374)
                                             -----------        -----------
                                             $   114,001        $   115,979
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

3.   Property,  plant,  and equipment is net of $48,458,000  and  $42,048,000 of
     accumulated   depreciation   at  October  3,  1999  and  March  31,   1999,
     respectively.

4.   Goodwill and other intangibles, net includes $37,866,000 and $29,864,000 of
     accumulated   amortization   at  October  3,  1999  and  March  31,   1999,
     respectively.

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

6. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap with a notional value of $3.5 million from January 2, 1999 through July 2, 2000, based on LIBOR at 5.9025%. The Company also has a LIBOR-based interest rate cap on $49.5 million of debt through December 16, 1999 at 10%. Net payments or receipts under the swap and cap agreements are recorded as adjustments to interest expense. The carrying amount of the Company's senior debt instruments approximates the fair values. The
     Company's subordinated debt has an approximate fair market value of $168,000,000 which is less than its carrying amount of $199,548,000.


7. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:


                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    ------------------          ----------------
                                                OCTOBER 3,  SEPTEMBER 27,   OCTOBER 3,  SEPTEMBER 27,
                                                   1999         1998           1999            1998
                                                -------------------------   ----------  ------------

     Numerator for basic and
       diluted earnings per share:
       Income before extraordinary charge ...   $   511,000   $ 5,924,000   $ 6,906,000   $12,299,000
                                                ===========   ===========   ===========   ===========

     Denominators:
       Weighted-average common stock
        outstanding - denominator
        for basic EPS .......................    14,153,000    14,353,000    14,060,000    14,341,000

  Effect of dilutive employee stock options .        75,000       159,000       150,000       184,000
                                                 ----------    ----------    ----------    ----------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS ............    14,228,000    14,512,000    14,210,000    14,525,000
                                                 ==========    ==========    ==========    ==========


8. Income tax expense for the three-month periods ended October 3, 1999 and September 27, 1998 and also for the six month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $4,000,000, $3,865,000, $8,002,000, and $7,643,000, respectively.

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

     Net sales and net income of the separate companies were as follows:



                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     SEPTEMBER 27, 1998                   SEPTEMBER 27, 1998
                                                     ------------------                   ------------------
                                                       (IN THOUSANDS)                       (IN THOUSANDS)

Net sales:

     Columbus McKinnon, as reported.............     $        168,634                     $        339,138
     GL International, Inc......................               18,542                               34,473
     Intercompany eliminations..................               (1,819)                              (3,637)
                                                     ----------------                     ----------------
     Combined...................................     $        185,357                     $        369,974
                                                     ================                     ================

Net income:

     Columbus McKinnon, as reported.............     $          5,085                     $         11,169
     GL International, Inc......................                  791                                1,036
     Intercompany eliminations..................                   48                                   94
                                                     ----------------                     ----------------
     Combined...................................     $          5,924                     $         12,299
                                                     ================                     ================



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

     The following table presents pro forma summary information for the six month period ended September 27, 1998 as if the fiscal 1999 and 2000 acquisitions and related borrowings and the sale of Mechanical Products had occurred as of April 1, 1998, which is the beginning of fiscal 1999. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                  SIX MONTHS ENDED
                                                 SEPTEMBER 27, 1998
                                                 ------------------
                                          (IN THOUSANDS,  EXCEPT PER SHARE DATA)
     Pro forma:
          Net sales                                 $  369,731
          Income from operations                        41,697
          Net income                                    12,287
          Earnings per share, basic                       0.86
          Earnings per share, diluted                     0.85

10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products and services with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, integrated material handling solutions - industrial, and integrated material handling solutions - automotive. The Company's material handling products segment sells hoists, chain, attachments, and other material handling products principally to third party distributors in commercial and consumer distribution channels. The material handling solutions segments sell engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the automotive segment, general manufacturing, warehousing, and consumer products manufacturing industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.


     Segment information as of and for the six months ended October 3, 1999 and September 27, 1998, is as follows:

                                                             SIX MONTHS ENDED OCTOBER 3, 1999
                                             SOLUTIONS -     SOLUTIONS -        ELIMINATIONS/
                                  PRODUCTS   INDUSTRIAL      AUTOMOTIVE            OTHER                TOTAL
                                  --------   ----------      ----------         -------------           ------
                                                           (IN THOUSANDS)
Sales to external customers .   $ 270,552     $  27,250       $  76,321          $ (10,514)           $ 363,609
Operating income before
  amortization ..............      41,577         2,639          (2,629)            (1,146)              40,441
Depreciation and amortization      10,034         1,551           2,827                  -               14,412
Total assets ................     520,710        69,015         187,665                  -              777,390
Capital expenditures ........       4,491           511             128                  -                5,130



                                                            SIX MONTHS ENDED SEPTEMBER 27, 1998
                                             SOLUTIONS -     SOLUTIONS -        ELIMINATIONS/
                                  PRODUCTS   INDUSTRIAL      AUTOMOTIVE            OTHER                TOTAL
                                  --------   ----------      ----------         -------------           -----
                                                           (IN THOUSANDS)
Sales to external customers .    $260,815      $ 28,032        $ 83,569           $ (2,442)            $369,974
Operating income before
  amortization...............      36,429         2,602           9,714                701               49,446
Depreciation and amortization       8,917         1,500           2,832                321               13,570
Total assets ................     517,988        69,288         194,305                  -              781,581
Capital expenditures ........       4,486           997             136                  2                5,621

     The following schedule provides a reconciliation of operating income before amortization with consolidated income before income taxes:

                                                      SIX MONTHS ENDED
                                                      ----------------
                                            OCTOBER 3, 1999  SEPTEMBER 27, 1998
                                            ---------------  ------------------
                                                      (IN THOUSANDS)
     Operating income before amortization       $ 40,441         $ 49,446

     Amortization of intangibles ........          8,002            7,643
     Interest and debt expense ..........         16,573           18,250
     Interest and other income ..........           (553)            (633)
                                                --------         --------
     Income before income taxes .........       $ 16,419         $ 24,186
                                                ========         ========

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:

                                                                Domestic     Foreign     Elimina-    Consoli-
(In thousands)                                       Parent   Subsidiaries Subsidiaries    Tions      dated
                                                   ------------------------------------------------------------
As of October 3, 1999 Current assets:
 Cash and cash equivalents .....................   $  9, 522    $   5,264    $   5,285    $       -    $  20,071
 Trade accounts receivable .....................      51,152       56,998       24,612            -      132,762
 Unbilled revenues .............................           -       16,209            -            -       16,209
 Inventories ...................................      48,308       39,570       27,134       (1,011)     114,001
 Other current assets ..........................       2,893       10,966        3,678            -       17,537
                                                   -------------------------------------------------------------
  Total current assets .........................     111,875      129,007       60,709       (1,011)     300,580
Net property, plant, and equipment .............      36,588       33,094       20,377            -       90,059
Goodwill and other intangibles, net ............      41,849      258,569       53,010            -      353,428
Intercompany ...................................     206,658     (371,663)     (67,193)     232,198            -
Other assets ...................................     221,004      162,472       (1,474)    (348,679)      33,323
                                                   -------------------------------------------------------------

  Total assets .................................   $ 617,974    $ 211,479    $  65,429   $ (117,492)   $ 777,390
                                                   =============================================================


Current liabilities ............................   $  31,992    $  56,845    $  22,859    $   1,654    $ 113,350
Long-term debt, less current portion ...........     423,280            -          6,816          -      430,096
Other non-current liabilities ..................      12,233       22,055        3,136            -       37,424
                                                   -------------------------------------------------------------
  Total liabilities ............................     467,505       78,900       32,811        1,654      580,870

Shareholders' equity ...........................     150,469      132,579       32,618     (119,146)     196,520
                                                   -------------------------------------------------------------

  Total liabilities and shareholders' equity ...   $ 617,974    $ 211,479    $  65,429    $(117,492)   $ 777,390
                                                   =============================================================


For the Six Months Ended October 3, 1999
Net sales ......................................   $ 132,442    $ 180,063    $  61,618    $ (10,514)   $ 363,609
Cost of products sold ..........................      90,973      152,089       44,179      (10,477)     276,764
                                                   -------------------------------------------------------------
Gross profit ...................................      41,469       27,974       17,439          (37)      86,845
                                                   -------------------------------------------------------------
Selling, general and administrative expenses ...      19,761       14,867       11,776            -       46,404
Amortization of intangibles ....................         980        5,732        1,290            -        8,002
                                                   -------------------------------------------------------------
                                                      20,741       20,599       13,066            -       54,406
                                                   -------------------------------------------------------------
Income from operations .........................      20,728        7,375        4,373          (37)      32,439
Interest and debt expense ......................      16,204            5          364            -       16,573
Interest and other income ......................         292          157          104            -          553
                                                   -------------------------------------------------------------
Income before income taxes .....................       4,816        7,527        4,113          (37)      16,419
Income tax expense .............................       2,261        5,311        1,956          (15)       9,513
                                                   -------------------------------------------------------------
Net income .....................................   $   2,555    $   2,216    $   2,157    $     (22)   $   6,906
                                                   =============================================================


For the Six Months Ended October 3, 1999
Operating activities:
Net cash provided by operating activities ......   $   3,994    $  12,720    $   2,862    $     151    $  19,727
                                                   -------------------------------------------------------------

Investing activities:
Purchase of marketable securities, net .........        (796)          -             -            -         (796)
Capital expenditures ...........................      (2,892)      (1,045)      (1,193)           -       (5,130)
Purchases of businesses, net of cash ...........           -       (6,361)           -          (49)      (6,410)
Other ..........................................           -         (589)           -            -         (589)
                                                   -------------------------------------------------------------
Net cash used in investing activities ..........      (3,688)      (7,995)      (1,193)         (49)     (12,925)
                                                   -------------------------------------------------------------


Financing activities:
Proceeds from issuance of common stock .........           3          136            -         (136)           3
Net borrowings (payments) under revolving
  line-of-credit agreements ....................       8,800            -       (1,276)           -        7,524
Repayment of debt ..............................      (1,009)           -          519            -         (490)
Dividends paid .................................      (1,974)          (5)           1            -       (1,978)
Other ..........................................         287            -            -            -          287
                                                   -------------------------------------------------------------
Net cash provided by (used in) financing
  activities....................................       6,107          131         (756)        (136)       5,346
Effect of exchange rate changes on cash ........           -            -        1,022           34        1,056
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........       6,413        4,856        1,935            -       13,204
Cash and cash equivalents at beginning of period       3,109          408        3,350            -        6,867
                                                   -------------------------------------------------------------
Cash and cash equivalents at end of period .....   $   9,522    $   5,264    $   5,285    $       -    $  20,071
                                                   =============================================================


                                                              Domestic      Foreign      Elimina-    Consoli-
(In thousands)                                     Parent   Subsidiaries  Subsidiaries    Tions        Dated
                                                 ---------------------------------------------------------------
As of September 27, 1998 Current assets:
 Cash and cash equivalents .....................   $  17,038    $  (3,493)   $   3,620    $       -   $  17,165
 Trade accounts receivable .....................      57,073       65,663       23,067            -     145,803
 Unbilled revenues .............................           -       16,659            -            -      16,659
 Inventories ...................................      46,479       41,707       23,551         (996)    110,741
 Other current assets ..........................       1,742       10,278        3,865            -      15,885
                                                   ------------------------------------------------------------
  Total current assets .........................     122,332      130,814       54,103         (996)     306,253
Net property, plant, and equipment .............      34,567       33,196       18,672            -       86,435
Goodwill and other intangibles, net ............      43,511      264,816       48,535            -      356,862
Intercompany ...................................     214,865     (380,000)     (64,073)     229,208            -
Other assets ...................................     218,229      162,119       (2,184)    (346,133)      32,031
                                                   -------------------------------------------------------------
  Total assets .................................   $ 633,504    $ 210,945    $  55,053    $(117,921)   $ 781,581
                                                   =============================================================



Current liabilities ............................   $  31,098    $  60,651    $  21,120    $    (559)   $ 112,310
Long-term debt, less current portion ...........     441,088        3,031        3,358            -      447,477
Other non-current liabilities ..................      10,725       25,192        3,537            -       39,454
                                                   -------------------------------------------------------------
  Total liabilities ............................     482,911       88,874       28,015         (559)     599,241

Shareholders' equity ...........................     150,593      122,071       27,038     (117,362)     182,340
                                                   -------------------------------------------------------------
  Total liabilities and shareholders' equity ...   $ 633,504    $ 210,945    $  55,053    $(117,921)   $ 781,581
                                                   =============================================================

For the Six Months Ended September 27, 1998
Net sales ......................................   $ 130,613    $ 190,376    $  59,009    $ (10,024)   $ 369,974
Cost of products sold ..........................      93,092      149,422       43,282      (10,178)     275,618
                                                   -------------------------------------------------------------
Gross profit ...................................      37,521       40,954       15,727          154       94,356
                                                   -------------------------------------------------------------
Selling, general and administrative expenses ...      17,372       17,435       10,103            -       44,910
Amortization of intangibles ....................         976        5,613        1,054            -        7,643
                                                   -------------------------------------------------------------
                                                      18,348       23,048       11,157            -       52,553
                                                   -------------------------------------------------------------
Income from operations .........................      19,173       17,906        4,570          154       41,803
Interest and debt expense ......................      17,358          618          274            -       18,250
Interest and other income ......................         752           50         (169)           -          633
                                                   -------------------------------------------------------------
Income before income taxes .....................       2,567       17,338        4,127          154       24,186
Income tax expense .............................       1,375        8,444        2,008           60       11,887
                                                   -------------------------------------------------------------
Net income .....................................   $   1,192    $   8,894    $   2,119    $      94    $  12,299
                                                   =============================================================


For the Six Months Ended September 27, 1998
Operating activities:
Net cash provided by (used in) operating
  activities ...................................   $   5,415    $  (4,256)   $   2,971    $      50    $   4,180
                                                   -------------------------------------------------------------

Investing activities:
Purchase of marketable securities, net .........         438            -            -            -          438
Capital expenditures ...........................      (3,720)        (768)      (1,133)           -       (5,621)
Proceeds from sale of businesses ...............       9,390          (89)           -            -        9,301
Purchases of businesses, net of cash ...........      (7,000)        (323)           -            -       (7,323)
Other ..........................................           -        1,403            -            -        1,403
                                                   -------------------------------------------------------------
Net cash (used in) provided by investing
  activities ...................................        (892)         223       (1,133)           -       (1,802)
                                                   -------------------------------------------------------------


Financing activities:
Net payments under revolving
  line-of-credit agreements ....................      (2,600)       5,819       (1,625)           -        1,594
Repayment of debt ..............................        (537)      (6,067)         241            -       (6,363)
Dividends paid .................................      (1,883)           -            -            -       (1,883)
Other ..........................................        (455)           -            -            -         (455)
                                                   -------------------------------------------------------------
Net cash used in financing activities ..........      (5,475)        (248)      (1,384)           -       (7,107)
Effect of exchange rate changes on cash ........          (1)           -         (916)         (50)        (967)
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........        (953)      (4,281)        (462)           -       (5,696)
Cash and cash equivalents at beginning of period      17,991          788        4,082            -       22,861
                                                   -------------------------------------------------------------
Cash and cash equivalents at end of period .....   $  17,038    $  (3,493)   $   3,620    $       -    $  17,165
                                                   =============================================================




12. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge) (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains and losses on the derivatives are reported in earnings and when they are to be reported as a component of other comprehensive income. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

13. In its October 26th, 1999 second quarter earnings release, the Company announced its plan to engage an advisor to explore strategic alternatives for the Company's Solutions-Automotive segment made up of Automatic Systems, Inc. ("ASI"). The strategic alternatives to be evaluated include the sale of ASI, restructuring of its operational focus, and diversification of the markets it serves. The strategic evaluation and plan for ASI are expected to be completed within the next two to three months.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
Net sales in the fiscal 2000 quarter ended October 3, 1999 were $182,008,000, a decrease of $3,349,000 or 1.8% from the fiscal 1999 quarter ended September 27, 1998. Net sales for the six months ended October 3, 1999 were $363,609,000, a decrease of $6,365,000 or 1.7% from the six months ended September 27, 1998. Sales in the Products segment were consistent with the previous year's quarter as the addition of WECO and Abell-Howe offset softness in most industrial markets. Sales were up $9,737,000 or 3.7% for the six months ended October 3, 1999 over the prior year period, also primarily as a result of the additions of WECO and Abell-Howe as well as some strength from the first quarter. Sales in the Solutions-Industrial segment rose 11.8% or $1,479,000 for the three months ended October 3, 1999 as a result of strength in the Scandinavian markets. Sales for the six months ended October 3, 1999 are down 2.8% or $782,000 as a result of a sluggish Scandinavian market in the first quarter and continued softness in the scissor lift market. The Solutions-Automotive segment had a sales decrease of 6.0% or $2,618,000 for the quarter and 8.7% or $7,248,000 for the six months ended October 3, 1999. The decreases are the result of the lagging impact of General Motors business due to its shifting of capital spending from small car to truck and Sport Utility Vehicle (SUV) plants. The decrease in the Eliminations/Other segment for the three and six months ended October 3, 1999 is a result of the sale of Mechanical Products in August of 1998.

Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:

                         Three Months Ended                             Six Months Ended
                         ------------------                             ----------------
                         Oct. 3,     Sep. 27,        Change             Oct. 3,    Sep. 27,          Change
                                                     ------                                          ------
                          1999         1998      Amount     %            1999        1998        Amount     %
                          ----         ----      ------     -            ----        ----        ------     -
                                           (In thousands, except percentages)

Products               $ 131,764    $ 132,300    $ (536)   (0.4)     $  270,552    $ 260,815    $ 9,737     3.7
Solutions-Industrial      13,994       12,515     1,479    11.8          27,250       28,032       (782)   (2.8)
Solutions-Automotive      40,773       43,391    (2,618)   (6.0)         76,321       83,569     (7,248)   (8.7)
Eliminations/Other        (4,523)      (2,849)   (1,674)  (58.8)        (10,514)      (2,442)    (8,072) (330.5)
                       ---------    ---------   -------              ----------    ---------    -------
    Net sales          $ 182,008    $ 185,357   $(3,349)   (1.8)     $  363,609    $ 369,974    $(6,365)   (1.7)
                       =========    =========   =======              ==========    =========    =======




The Company's gross profit margins were approximately 21.8%, 25.4%, 23.9% and 25.5% for the fiscal 2000 and 1999 quarters and the six months then ended, respectively. The decrease in the current quarter and six-month period margin relative to the respective periods in the prior year is the result of varying effects among the company's segments. The gross profit margin in the Products segment for the quarter and six month periods ended October 3, 1999 showed continued improvement over the respective periods in the prior year as a result of the continued integration of acquisitions including consolidated purchasing efforts. The Solutions-Industrial segment experienced a slight increase in margins for the current quarter and six-month periods when compared to the prior year as a result of the same strategies. Gross margin in the Solutions-Automotive segment decreased significantly for the quarter and six month period ended October 3, 1999 as a result of cost overruns on several foreign jobs and reduced volume created by GM's delay in capital spending due to a shift in its spending from small car to truck and SUV plants.

Selling expenses were $12,412,000,  $12,819,000,  $25,170,000 and $25,691,000 in
the fiscal 2000 and 1999 quarters and the six months then ended, respectively. As a percentage of consolidated net sales, selling expenses were 6.8%, 6.9%, 6.9% and 6.9% in the fiscal 2000 and 1999 quarters and the six month periods then ended, respectively.

General and administrative expenses were $10,912,000 $9,780,000, $20,269,000, and $19,219,000 in the fiscal 2000 and 1999 quarters and the six months then ended, respectively. The fiscal 2000 expenses were impacted by the additions of WECO and Abell-Howe. As a percentage of consolidated net sales, general and administrative expenses were 6.0%, 5.3%, 5.6% and 5.2% in the fiscal 2000 and 1999 quarters and the six months then ended, respectively.

The Company incurred proxy contest related expenses amounting to $835,000 and $965,000, respectively in the quarter and six months ended October 3, 1999 relative to the August 16, 1999 annual shareholders meeting and annual director elections.

Amortization  of  intangibles  was   $4,000,000,   $3,865,000,   $8,002,000  and
$7,643,000 in the fiscal 2000 and 1999 quarters and the six months then ended, respectively. The fiscal 2000 increase is due to the amortization of goodwill resulting from the acquisitions of Abell-Howe, Gautier, Camlok-Tigrip, and WECO.

As a result of the above, income from operations decreased $9,005,000 or 43.8% in the fiscal 2000 quarter and decreased $9,364,000 or 22.4% in the fiscal 2000 six month period compared to the respective periods in fiscal 1999. This is based on income from operations of $11,573,000, $20,578,000, 32,439,000, and
$41,803,000 in the fiscal 2000 and 1999 quarters and six-month periods then ended, respectively.

Interest  and  debt  expense  was  $8,294,000,   $9,302,000,   $16,573,000,  and
$18,250,000 in the fiscal 2000 and 1999 quarters and the six months then ended, respectively. The fiscal 2000 decrease is primarily due to the payment of debt based on strong operating cash flow over the last 12 months less funds used to finance acquisitions. As a percentage of consolidated net sales, interest and debt expense was 4.6%, 5.0%, 4.6%, and 4.9% in the fiscal 2000 and 1999 quarters and the six months then ended, respectively.

Interest and other income was $306,000,  $262,000, $553,000, and $633,000 in the
fiscal 2000 and 1999 quarters and the six months then ended, respectively.

Income taxes as a percentage of income before income taxes were 85.7%, 48.7%, 57.9% and 49.1% in the fiscal 2000 and 1999 quarters and the six months then ended, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

Net income, therefore, decreased $5,413,000 or 91.4% for the quarter ended October 3, 1999 and decreased $5,393,000 or 43.8% for the six months then ended. This is based on net income of $511,000, $5,924,000, $6,906,000, and $12,299,000 for the quarters and six-month periods ended October 3, 1999 and September 27, 1998, respectively.


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

The 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $221.2 million was outstanding at October 3, 1999. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 200.0 basis points at November 16, 1999. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap and cap.

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

Net cash provided by operating activities was $19,727,000 for the six months ended October 3, 1999, an increase of $15,547,000 over the net cash provided by operating activities for the six months ended September 27, 1998 of $4,180,000. The significant increase is primarily due to changes in the working capital needs of Automatic Systems Inc. (ASI), formerly LICO, Inc.

Net cash used in investing activities increased to $12,925,000 for the six months ended October 3, 1999 from $1,802,000 for the six months ended September 27, 1998. The $11,123,000 difference is due primarily to proceeds received as a result of the sale of Mechanical Products.

Net cash provided by financing activities was $5,346,000 for the six months ended October 3, 1999 while net cash used in financing activities was $7,107,000 for the three months ended September 27, 1998. The $12,453,000 change is primarily due to borrowings used to acquire WECO in the current year, compared to the proceeds from the Mechanical Products sale net of borrowings for the Abell-Howe acquisition which were used to pay down debt in the prior year.

CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended October 3, 1999 and September 27, 1998 were $5,130,000 and $5,621,000, respectively.


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

The Company has determined that it needs to modify certain portions of its corporate business information software so that its computer system will function properly with respect to dates in the year 2000 and beyond. Both internal and external resources have been dedicated to identifying, implementing, and testing corrective action in order to make such programs Year 2000 compliant; all such work is planned to be completed by November 1999 and is currently on schedule. To date the corporate business information software has been 100% assessed, approximately 98% has been remedially reprogrammed, and approximately 90% is now certified to be Year 2000 compliant. The Company believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has completed a corporate-wide assessment of the Year 2000 readiness of microprocessor-controlled equipment such as robotics, CNC machines, and security and environmental systems. This assessment has revealed that at least 98% of all microprocessor-controlled equipment is currently compliant. The remaining 2%, which includes recent acquisitions, is currently under review. Any necessary upgrades to ensure Year 2000 readiness are expected to be in place by the end of November 1999. In addition, the Company has determined that all of its manufactured products are 100% Year 2000 compliant.

The Company has initiated communications with its suppliers and customers to determine the extent to which systems, products or services are vulnerable to failure should those third parties fail to remediate their own Year 2000 issues. To date the Company has received responses to over 88% of its inquiries and no Year 2000 compliance problems have been identified from these responses. While we believe that our Year 2000 compliance plan adequately addresses potential Year 2000 concerns and to date no significant Year 2000 issues have been identified with our suppliers and customers, there can be no guarantee that the systems of other companies on which our operations rely will be compliant an a timely basis and will not have an effect on our operations.

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


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge) (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains and losses on the derivatives are reported in earnings and when they are to be reported as a component of other comprehensive income. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

SUBSEQUENT EVENT

In its October 26th, 1999 second quarter earnings release, the Company announced its plan to engage an advisor to explore strategic alternatives for the Company's Solutions-Automotive segment made up of Automatic Systems, Inc. ("ASI"). The strategic alternatives to be evaluated include the sale of ASI, restructuring of its operational focus, and diversification of the markets it serves. The strategic evaluation and plan for ASI are expected to be completed within the next two to three months.


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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security  Holders On August
             16, 1999, the Annual Meeting of Shareholders was held:

                The following directors were elected:
                      10,198,785 votes cast for: Herbert P. Ladds, Jr.; 10,207,643 votes cast for: Timothy T. Tevens;
                      10,211,803 votes cast for: Robert L. Montgomery, Jr.; 10,213,003 votes cast for: Randolph A. Marks;
                      10,212,867 votes cast for:  L. David Black and Richard J.
                                                  Fleming ;
                      10,212,903 votes cast for:  Carlos Pasqual;
                       2,916,034 votes cast for:  Larry N. Katsoulis;  Jonathan
                                                  G. Guss;  George G. Raymond,
                                                  Jr.;  Jeffrey E. Schwarz; and
                                                  Robert F. Lietzow, Jr.

                Proposal  to  approve  the   adoption  of  the   Amendment   and
                Restatement of the Columbus McKinnon Corporation 1995 Incentive Stock Option Plan:
                      11,210,347 votes cast for
                         513,660 votes cast against
                       1,703,313 abstain

                Columbus McKinnon Shareholders Committee (the "dissidents") proposal to have the shareholders rescind the By-law amendments adopted by the Board of Directors in May 1999:
                       4,953,446 votes cast for
                       8,011,127 votes cast against
                         462,747 abstain



Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 10.1 Third Amendment, dated as of November 16, 1999, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

           Exhibit 10.2 Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999.




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






Date: NOVEMBER 16, 1999                      /S/ ROBERT L. MONTGOMERY, JR.
      -----------------                      -----------------------------
                                             Robert L. Montgomery, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer (Principal
                                               Financial Officer)