Form 10-Q
period 2000-01-02
COLUMBUS MCKINNON CORP; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 2000-02-16
CIK 1005229, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of January 30, 2000 was: 14,877,405 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                 JANUARY 2, 2000

                                                                          PAGE #
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
            January 2, 2000 and March 31, 1999                                 2

         Condensed consolidated statements of income and retained earnings -
            Three months and nine months ended January 2, 2000
            and December 27, 1998                                              3

         Condensed consolidated statements of cash flows -
            Nine months ended January 2, 2000 and December 27, 1998            4

         Condensed  consolidated  statements of  comprehensive  income -
            Three months and nine months ended January 2, 2000
            and December 27, 1998                                              5

         Notes to condensed consolidated financial statements -
            January 2, 2000                                                    6

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                           15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - none.                                            21

Item 2.  Changes in Securities - none.                                        21

Item 3.  Defaults upon Senior Securities - none.                              21

Item 4.  Submission of Matters to a Vote of Security Holders - none.          21

Item 5.  Other Information - none.                                            21

Item 6.  Exhibits and Reports on Form 8-K                                     21

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          JANUARY 2,   MARCH 31,
                                                             2000        1999
                                                          ---------    ---------
ASSETS:                                                       (IN THOUSANDS)
Current assets:
      Cash and cash equivalents .......................   $  14,128    $   6,867
      Trade accounts receivable .......................     134,818      136,988
      Unbilled revenues ...............................      17,620        9,821
      Inventories .....................................     115,020      115,979
      Net assets held for sale ........................       9,270        8,214
      Prepaid expenses ................................       8,852        8,160
                                                          ---------    ---------
Total current assets ..................................     299,708      286,029
Net property, plant, and equipment ....................      87,736       90,004
Goodwill and other intangibles, net ...................     349,208      357,727
Marketable securities .................................      22,078       19,355
Deferred taxes on income ..............................       5,131        5,627
Other assets ..........................................       7,871        8,169
                                                          ---------    ---------
Total assets ..........................................   $ 771,732    $ 766,911
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

      Notes payable to banks ..........................   $   2,212    $   4,590
      Trade accounts payable ..........................      50,557       54,651
      Excess billings .................................       6,247        5,058
      Accrued liabilities .............................      44,707       54,331
      Current portion of long-term debt ...............       1,712        1,926
                                                          ---------    ---------
Total current liabilities .............................     105,435      120,556
Senior debt, less current portion .....................     229,871      222,165
Subordinated debt .....................................     199,561      199,521
Other non-current liabilities .........................      37,515       35,995
                                                          ---------    ---------
Total liabilities .....................................     572,382      578,237
Shareholders' equity:
      Common stock ....................................         149          146
      Additional paid-in capital ......................     107,271      102,313
      Retained earnings ...............................     107,642      100,455
      ESOP debt guarantee .............................      (9,240)      (9,865)
      Unearned restricted stock .......................      (3,613)      (1,009)
      Total accumulated other comprehensive income loss      (2,859)      (3,366)
                                                          ---------    ---------
Total shareholders' equity ............................     199,350      188,674
                                                          ---------    ---------
Total liabilities and shareholders' equity ............   $ 771,732    $ 766,911
                                                          =========    =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                              ------------------         -----------------
                                            JANUARY 2, DECEMBER 27,   JANUARY 2,  DECEMBER 27,
                                               2000        1998          2000         1998
                                               ----        ----          ----         ----
                                                  (In thousands, except per share data)


Net sales ...............................   $ 174,173    $ 186,994    $ 537,782    $ 556,968
Cost of products sold ...................     130,768      139,599      407,532      415,217
                                            ---------    ---------    ---------    ---------
Gross profit ............................      43,405       47,395      130,250      141,751
                                            ---------    ---------    ---------    ---------

Selling expenses ........................      13,405       12,838       38,575       38,529
General and administrative expenses .....       9,762        9,477       30,031       28,696
Proxy contest related expenses ..........           -            -          965            -
Amortization of intangibles .............       4,062        3,680       12,064       11,323
                                            ---------    ---------    ---------    ---------
                                               27,229       25,995       81,635       78,548
                                            ---------    ---------    ---------    ---------

Income from operations ..................      16,176       21,400       48,615       63,203
Interest and debt expense ...............       8,937        9,253       25,510       27,503
Interest and other income ...............         638          233        1,191          867
                                            ---------    ---------    ---------    ---------
Income before income taxes ..............       7,877       12,380       24,296       36,567
Income tax expense ......................       4,623        5,936       14,136       17,824
                                            ---------    ---------    ---------    ---------
Net income ..............................       3,254        6,444       10,160       18,743
Retained earnings - beginning of period .     105,383       87,160      100,455       76,744
Cash dividends of $0.07, $0.07, $0.21 and
   $0.21 per share ......................        (995)        (944)      (2,973)      (2,827)
                                            ---------    ---------    ---------    ---------
Retained earnings - end of period ......     $107,642      $92,660    $ 107,642    $  92,660
                                            =========    =========    =========    =========

Earnings per share data, basic: .........   $    0.23    $    0.46    $    0.72    $    1.32
                                            =========    =========    =========    =========
Earnings per share data, diluted: .......   $    0.23    $    0.46    $    0.71    $    1.30
                                            =========    =========    =========    =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                                  JANUARY 2, DECEMBER 27,
                                                                     2000        1998
                                                                   --------    --------
                                                                      (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income .....................................................   $ 10,160    $ 18,743
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................     21,650      20,166
     Deferred income taxes .....................................        561         920
      Other ....................................................        689         438
      Changes in operating assets and liabilities net of effects from businesses purchased:
           Trade accounts receivable ...........................      3,898     (22,725)
           Unbilled revenues and excess billings ...............     (6,610)      2,209
           Inventories .........................................      1,930      (1,078)
           Prepaid expenses ....................................       (690)       (229)
           Other assets ........................................        (99)       (434)
           Trade accounts payable ..............................     (5,393)     (7,248)
           Accrued and non-current liabilities .................     (5,993)      1,293
                                                                   --------    --------
Net cash provided by operating activities ......................     20,103      12,055
                                                                   --------    --------

INVESTING ACTIVITIES:

Purchase of marketable securities, net .........................     (2,519)       (834)
Capital expenditures ...........................................     (5,983)    (10,156)
Proceeds from sale of businesses ...............................          -       9,301
Purchases of businesses, net of cash ...........................     (6,382)     (7,323)
Net assets held for sale .......................................     (1,056)      3,104
                                                                   --------    --------
Net cash used in investing activities ..........................    (15,940)     (5,908)
                                                                   --------    --------

FINANCING ACTIVITIES:

Proceeds from issuance of common stock .........................          3           -
Net borrowings under revolving line-of-credit agreements .......      6,422       1,514
Repayment of debt ..............................................     (1,308)     (7,065)
Dividends paid .................................................     (2,973)     (2,827)
Reduction of ESOP debt guarantee ...............................        625      (7,032)
Other ..........................................................       (916)       (985)
                                                                   --------    --------
Net cash provided by (used in) financing activities ............      1,853     (16,395)
Effect of exchange rate changes on cash ........................      1,245      (1,491)
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents ...........      7,261     (11,739)
Cash and cash equivalents at beginning of period ...............      6,867      22,861
                                                                   --------    --------
Cash and cash equivalents at end of period .....................   $ 14,128    $ 11,122
                                                                   ========    ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     ------------------     -----------------
                                                  JANUARY 2, DECEMBER 27, JANUARY 2, DECEMBER 27,
                                                     2000        1998        2000        1998
                                                     ----        ----        ----        ----
                                                                          (IN THOUSANDS)

Net income .....................................   $  3,254    $  6,444    $ 10,160    $ 18,743
                                                   --------    --------    --------    --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments .....       (740)       (555)        303        (617)
  Unrealized gains on investments:
    Unrealized holding gains arising during
      the period ...............................        878         899         476         678
    Less:  reclassification adjustment for gains
      included in net income ...................       (208)         22        (272)         (4)
                                                   --------    --------    --------    --------
                                                        670         921         204         674
                                                   --------    --------    --------    --------
Total other comprehensive income (loss) ........        (70)        366         507          57
                                                   --------    --------    --------    --------
Comprehensive income ...........................   $  3,184    $  6,810    $ 10,667    $ 18,800
                                                   ========    ========    ========    ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JANUARY 2, 2000

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at January 2, 2000, and the results of its operations and its cash flows for the three and nine month periods ended January 2, 2000 and December 27, 1998, have been included. Results for the period ended January 2, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 1999.

     Columbus McKinnon Corporation (the Company) is a leading broad-line designer, manufacturer and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally
     (primarily North America) in the automotive industry. The Company's integrated material handling solutions industrial businesses also deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.


2.   Inventories consisted of the following:
                                                  JANUARY 2,          MARCH 31,
                                                     2000               1999
                                                 ------------------------------
                                                         (IN THOUSANDS)
     At cost - FIFO basis:

        Raw materials                            $    61,076        $    54,648
        Work-in-process                               19,251             21,663
        Finished goods                                41,065             45,042
                                                 -----------        -----------
                                                     121,392            121,353
     LIFO cost less than FIFO cost                    (6,372)            (5,374)
                                                 -----------        -----------
                                                 $   115,020        $   115,979
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

3.   Property,  plant,  and equipment is net of $51,634,000  and  $42,048,000 of
     accumulated   depreciation   at  January  2,  2000  and  March  31,   1999,
     respectively.

4.   Goodwill and other intangibles, net includes $41,928,000 and $29,864,000 of
     accumulated   amortization   at  January  2,  2000  and  March  31,   1999,
     respectively.

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

6. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap with a notional value of $3.5 million from January 2, 1999 through July 2, 2000, based on LIBOR at 5.9025%. Net payments or receipts under the swap agreement are recorded as adjustments to interest expense. The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair market value of $177,000,000 which is less than its carrying amount of $199,561,000.

7. The following table sets forth the computation of basic and diluted earnings per share:


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    ------------------          -----------------
                                                 JANUARY 2,   DECEMBER 27,   JANUARY 2,   DECEMBER 27,
                                                    2000          1998          2000          1998
                                                    ----          ----          ----          ----

Numerator for basic and diluted earnings per share:

  Net income ................................   $ 3,254,000   $ 6,444,000   $10,160,000   $18,743,000
                                                ===========   ===========   ===========   ===========

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS .............    14,209,000    13,951,000    14,109,000    14,210,000

  Effect of dilutive employee stock options .        12,000       112,000       105,000       160,000
                                                -----------   -----------   -----------    ----------


  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS ............    14,221,000    14,063,000    14,214,000    14,370,000
                                                ===========   ===========   ===========   ===========


8. Income tax expense for the three month periods ended January 2, 2000 and December 27, 1998 and also for the nine month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $4,062,000, $3,680,000, $12,064,000, and $11,323,000, respectively.

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

     Net sales and net income of the separate companies were as follows:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                        DECEMBER 27, 1998      DECEMBER 27, 1998
                                        -----------------      -----------------
                                         (IN THOUSANDS)         (IN THOUSANDS)

     Net sales:

       Columbus McKinnon, as reported ..    $ 171,727              $ 510,865
       GL International, Inc. ..........       17,085                 51,558
       Intercompany eliminations .......       (1,818)                (5,455)
                                            ---------              ---------
       Combined ........................    $ 186,994              $ 556,968
                                            =========              =========

     Net income:

       Columbus McKinnon, as reported ..    $   5,698              $  16,865
       GL International, Inc. ..........          700                  1,736
       Intercompany eliminations .......           46                    142
                                            ---------              ---------
       Combined ........................    $   6,444              $  18,743
                                            =========              =========


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

     The following table presents pro forma summary information for the nine month period ended December 27, 1998 as if the fiscal 1999 and 2000 acquisitions and related borrowings and the sale of Mechanical Products had occurred as of April 1, 1998, which is the beginning of fiscal 1999. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:

                                                     NINE MONTHS ENDED
                                                     DECEMBER 27, 1998
                                                     -----------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Pro forma:
              Net sales                                  $  558,393
              Income from operations                         63,419
              Net income                                     18,865
              Earnings per share, basic                        1.33
              Earnings per share, diluted                      1.31

10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products and services with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, integrated material handling solutions - industrial, and integrated material handling solutions - automotive. The Company's material handling products segment sells hoists, chain, attachments, and other material handling products principally to third party distributors in commercial and consumer distribution channels. The material handling solutions automotive segment sells engineered material handling systems such as conveyors primarily to end-users in the automotive segment. The material handling solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the automotive segment, general manufacturing, warehousing, and consumer products manufacturing industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.

     Segment information as of and for the nine months ended January 2, 2000 and December 27, 1998, is as follows:


                                                               NINE MONTHS ENDED JANUARY 2, 2000
                                                               ---------------------------------
                                                           SOLUTIONS -     SOLUTIONS -   ELIMINATIONS/
                                             PRODUCTS       INDUSTRIAL      AUTOMOTIVE       OTHER           TOTAL
                                             --------      -----------     -----------   -------------       -----
                                                                         (IN THOUSANDS)

     Sales to external customers.......      $400,205        $ 42,309       $ 111,509      $ (16,241)       $537,782
     Operating income before
        amortization...................        58,561           4,498            (970)        (1,410)         60,679
     Depreciation and amortization.....        15,093           2,340           4,217              -          21,650
     Total assets......................       508,544          68,429         194,759              -         771,732
     Capital expenditures..............         5,605             225             153              -           5,983


                                                               NINE MONTHS ENDED DECEMBER 27, 1998
                                                               -----------------------------------
                                                           SOLUTIONS -     SOLUTIONS -   ELIMINATIONS/
                                             PRODUCTS       INDUSTRIAL      AUTOMOTIVE       OTHER           TOTAL
                                             --------      -----------     -----------   -------------       -----

                                                                         (IN THOUSANDS)

     Sales to external customers.......      $391,315        $ 42,262        $131,792        $(8,401)       $556,968
     Operating income before
        amortization...................        56,000           3,929          14,474            123          74,526
     Depreciation and amortization.....        13,270           2,338           4,237            321          20,166
     Total assets......................       508,775          69,125         201,761              -         779,661
     Capital expenditures..............         8,563           1,359             232              2          10,156

     The following schedule provides a reconciliation of operating income before amortization with consolidated income before income taxes:

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                     JANUARY 2, 2000    DECEMBER 27, 1998
                                                                     ---------------    -----------------
                                                                              (IN THOUSANDS)

        Operating income before amortization......................     $   60,679            $ 74,526
        Amortization of intangibles...............................        (12,064)            (11,323)
        Interest and debt expense.................................        (25,510)            (27,503)
        Interest and other income.................................          1,191                 867
                                                                           ------             -------
        Income before income taxes................................        $24,296             $36,567
                                                                          =======             =======

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:


                                                                             Domestic     Foreign      Elimina-    Consoli-
(In thousands)                                                   Parent    Subsidiaries Subsidiaries     tions      dated
                                                               ------------------------------------------------------------
AS OF JANUARY 2, 2000
Current assets:
 Cash and cash equivalents .................................   $   3,877    $   5,988    $   4,263    $       -    $  14,128
 Trade accounts receivable .................................      54,886       54,801       25,131            -      134,818
 Unbilled revenues .........................................           -       17,620            -            -       17,620
 Inventories ...............................................      49,468       38,986       27,602       (1,036)     115,020
 Other current assets ......................................       3,126       11,308        3,688            -       18,122
                                                               -------------------------------------------------------------
  Total current assets .....................................     111,357      128,703       60,684       (1,036)     299,708
Net property, plant, and equipment .........................      35,713       32,339       19,684            -       87,736
Goodwill and other intangibles, net ........................      41,929      255,806       51,473            -      349,208
Intercompany ...............................................     207,974     (371,172)     (65,302)     228,500            -
Other assets ...............................................     224,892      162,309       (1,442)    (350,679)      35,080
                                                               -------------------------------------------------------------
  Total assets .............................................   $ 621,865    $ 207,985    $  65,097    $ (123,215   $ 771,732
                                                               =============================================================


Current liabilities ........................................   $  34,693    $  50,301    $  21,951    $  (1,510)   $ 105,435
Long-term debt, less current portion .......................     423,138            -        6,294            -      429,432
Other non-current liabilities ..............................      13,057       21,433        3,025            -       37,515
                                                               -------------------------------------------------------------
  Total liabilities ........................................     470,888       71,734       31,270       (1,510)     572,382

Shareholders' equity .......................................     150,977      136,251       33,827     (121,705)     199,350
                                                               -------------------------------------------------------------
  Total liabilities and shareholders' equity ...............   $ 621,865    $ 207,985    $  65,097    $(123,215)   $ 771,732
                                                               =============================================================


Net sales ..................................................   $ 194,112    $ 265,648    $  94,263    $ (16,241)   $ 537,782
Cost of products sold ......................................     133,505      222,127       68,102      (16,202)     407,532
                                                               -------------------------------------------------------------
Gross profit ...............................................      60,607       43,521       26,161          (39)     130,250
                                                               -------------------------------------------------------------
Selling, general and administrative expenses ...............      29,323       23,054       17,194            -       69,571
Amortization of intangibles ................................       1,543        8,600        1,921            -       12,064
                                                               -------------------------------------------------------------
                                                                  30,866       31,654       19,115            -       81,635
                                                               -------------------------------------------------------------
Income from operations .....................................      29,741       11,867        7,046          (39)      48,615
Interest and debt expense ..................................      24,960            5          545            -       25,510
Interest and other income ..................................         686          234          271            -        1,191
                                                               -------------------------------------------------------------
Income before income taxes .................................       5,467       12,096        6,772          (39)      24,296
Income tax expense .........................................       2,720        8,209        3,222          (15)      14,136
                                                               -------------------------------------------------------------
Net income .................................................   $   2,747    $   3,887    $   3,550    $     (24)   $  10,160
                                                               =============================================================


FOR THE NINE MONTHS ENDED JANUARY 2, 2000
OPERATING ACTIVITIES:
Net cash provided by operating activities ..................   $   2,409    $  14,277    $   4,823    $  (1,406)   $  20,103
                                                               -------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net .....................      (2,519)           -            -            -       (2,519)
Capital expenditures .......................................      (3,501)      (1,439)      (1,043)           -       (5,983)
Purchases of businesses, net of cash .......................           -       (6,333)           -          (49)      (6,382)
Other ......................................................           -       (1,056)           -            -       (1,056)
                                                               -------------------------------------------------------------
Net cash used in investing activities ......................      (6,020)      (8,828)      (1,043)         (49)     (15,940)
                                                               -------------------------------------------------------------



FINANCING ACTIVITIES:
Proceeds from issuance of common stock .....................           3          136            -         (136)           3
Net borrowings (payments) under revolving
  line-of-credit agreements ................................       8,800            -       (2,378)           -        6,422
Repayment of debt ..........................................      (1,164)           -         (144)           -       (1,308)
Dividends paid .............................................      (2,969)          (5)      (1,579)       1,580       (2,973)
Other ......................................................        (291)           -            -            -         (291)
                                                               -------------------------------------------------------------
Net cash provided by (used in) financing ...................       4,379          131       (4,101)       1,444        1,853
activities

Effect of exchange rate changes on cash ....................           -            -        1,234           11        1,245
                                                               -------------------------------------------------------------
Net change in cash and cash equivalents ....................         768        5,580          913            -        7,261
Cash and cash equivalents at beginning of period ...........       3,109          408        3,350            -        6,867
                                                               -------------------------------------------------------------
Cash and cash equivalents at end of period .................   $   3,877    $   5,988    $   4,263    $       -    $  14,128
                                                               =============================================================


                                                                             Domestic      Foreign     Elimina-     Consoli-
(In thousands)                                                   Parent    Subsidiaries Subididiaries    tions       dated
                                                               -------------------------------------------------------------
AS OF DECEMBER 27, 1998
Current assets:
 Cash and cash equivalents .................................   $   6,627    $  (1,462)   $   5,957    $       -    $  11,122
 Trade accounts receivable .................................      55,583       70,649       21,283            -      147,515
 Unbilled revenues .........................................           -       17,986            -            -       17,986
 Inventories ...............................................      46,218       43,556       25,356       (1,056)     114,074
 Other current assets ......................................       1,696        8,630        4,277            -       14,603
                                                               -------------------------------------------------------------
  Total current assets .....................................     110,124      139,359       56,873       (1,056)     305,300
Net property, plant, and equipment .........................      36,257       33,368       18,430            -       88,055
Goodwill and other intangibles, net ........................      42,967      262,051       47,959            -      352,977
Intercompany ...............................................     208,358     (373,211)     (65,684)     230,537            -
Other assets ...............................................     218,002      163,582       (2,122)    (346,133)      33,329
                                                               -------------------------------------------------------------
  Total assets .............................................   $ 615,708    $ 225,149    $  55,456    $(116,652)   $ 779,661
                                                               =============================================================



Current liabilities ........................................   $  18,230    $  71,625    $  21,361    $     738    $ 111,954
Long-term debt, less current portion .......................     440,843        2,753        3,230            -      446,826
Other non-current liabilities ..............................      11,909       24,888        3,114            -       39,911
                                                               -------------------------------------------------------------
  Total liabilities ........................................     470,982       99,266       27,705          738      598,691

Shareholders' equity .......................................     144,726      125,883       27,751     (117,390)     180,970
                                                               -------------------------------------------------------------

  Total liabilities and shareholders' equity ...............   $ 615,708    $ 225,149    $  55,456    $(116,652)   $ 779,661
                                                               =============================================================

FOR THE NINE MONTHS ENDED DECEMBER 27, 1998

Net sales ..................................................   $ 196,972    $ 288,401    $  87,578    $ (15,983)   $ 556,968
Cost of products sold ......................................     139,632      228,483       63,161      (16,059)     415,217
                                                               -------------------------------------------------------------
Gross profit ...............................................      57,340       59,918       24,417           76      141,751
                                                               -------------------------------------------------------------
Selling, general and administrative expenses ...............      25,447       26,057       15,721            -       67,225
Amortization of intangibles ................................       1,467        8,269        1,587            -       11,323
                                                               -------------------------------------------------------------
                                                                  26,914       34,326       17,308            -       78,548
                                                               -------------------------------------------------------------
Income from operations .....................................      30,426       25,592        7,109           76       63,203
Interest and debt expense ..................................      26,144          919          440            -       27,503
Interest and other income ..................................         934          144         (211)           -          867
                                                               -------------------------------------------------------------
Income before income taxes .................................       5,216       24,817        6,458           76       36,567
Income tax expense .........................................       2,625       12,181        2,990           28       17,824
                                                               -------------------------------------------------------------
Net income .................................................   $   2,591    $  12,636    $   3,468    $      48    $  18,743
                                                               =============================================================




FOR THE NINE MONTHS ENDED DECEMBER 27, 1998
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities.........   $   8,102    $  (2,421)   $   6,342    $      32    $  12,055
                                                               -------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net .....................        (834)           -            -            -         (834)
Capital expenditures .......................................      (6,755)      (2,074)      (1,327)           -      (10,156)
Proceeds from sale of businesses ...........................       9,390          (89)           -            -        9,301
Purchases of businesses, net of cash .......................      (7,000)        (323)           -            -       (7,323)
Other ......................................................           -        3,104            -            -        3,104
                                                               -------------------------------------------------------------
Net cash (used in) provided by investing activities.........      (5,199)         618       (1,327)           -       (5,908)
                                                               -------------------------------------------------------------


FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
  line-of-credit agreements ................................      (2,600)       5,898       (1,784)           -        1,514
Repayment of debt ..........................................        (822)      (6,345)         102            -       (7,065)
Dividends paid .............................................      (2,827)           -            -            -       (2,827)
Other ......................................................      (8,017)           -            -            -       (8,017)
                                                               -------------------------------------------------------------
Net cash used in financing activities ......................     (14,266)        (447)      (1,682)           -      (16,395)
Effect of exchange rate changes on cash ....................          (1)           -       (1,458)         (32)      (1,491)
                                                               -------------------------------------------------------------
Net change in cash and cash equivalents ....................     (11,364)      (2,250)       1,875            -      (11,739)
Cash and cash equivalents at beginning of period ...........      17,991          788        4,082            -       22,861
                                                               -------------------------------------------------------------
Cash and cash equivalents at end of period .................   $   6,627    $  (1,462)   $   5,957    $       -    $  11,122
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

13. In a January 11, 2000 press release, the Company announced that it has retained Bear, Stearns & Co. Inc. to advise it on strategic alternatives to maximize shareholder value, including a sale or merger of the Company.

     The Company had previously announced in its October 26, 1999 second quarter earnings release, its plan to engage an advisor to explore strategic alternatives for the Company's Solutions-Automotive segment made up of Automatic Systems, Inc. ("ASI"). The strategic alternatives to be evaluated include the sale of ASI, restructuring of its operational focus, and diversification of the markets it serves. The strategic evaluation is in process.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products that are widely distributed to industrial, automotive and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors in commercial and consumer distribution channels, and to a lesser extent directly to manufacturers and other end-users. Commercial distribution channels include general distributors, specialty distributors, service-after-sale distributors, original equipment manufacturers ("OEMs"), and the U.S. and Canadian governments. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions automotive business primarily deals with end-users and sales are concentrated, domestically and internationally (primarily North America) in the automotive industry. The Company's integrated material handling solutions industrial businesses also deal primarily with end-users and sales are concentrated, domestically and internationally (primarily Europe), in consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 2, 2000 AND DECEMBER 27, 1998
Net sales in the fiscal 2000 quarter ended January 2, 2000 were $174,173,000, a decrease of $12,821,000 or 6.9% from the fiscal 1999 quarter ended December 27, 1998. Net sales for the nine months ended January 2, 2000 were $537,782,000, a decrease of $19,186,000 or 3.4% from the nine months ended December 27, 1998. Sales in the Products segment were consistent with the previous year's quarter as a result of continued softness in most industrial markets. Products segment sales were up $8,890,000 or 2.3% for the nine months ended January 2, 2000 over the prior year period, primarily as a result of the additions of WECO and Abell-Howe offset by softness in most industrial markets. Sales in the Solutions-Industrial segment rose 5.8% or $829,000 for the three months ended January 2, 2000 as a result of strength in the Scandinavian markets. Sales for the nine months ended January 2, 2000 are consistent with the previous year-to-date period as strength in most markets was offset by continued sluggishness in the scissor lift market. The Solutions-Automotive segment had a sales decrease of 27.0% or $13,034,000 for the quarter and 15.4% or $20,283,000 for the nine months ended January 2, 2000. The decreases are the result of the impact of lagging business from a major customer due to a shift in capital spending from small car to truck and Sport Utility Vehicle (SUV) plants. The decrease in the Eliminations/Other segment for the nine months ended January 2, 2000 is a result of the sale of Mechanical Products in August of 1998.

Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:

                          THREE MONTHS ENDED                              NINE MONTHS ENDED
                          ------------------                              -----------------
                         JAN. 2,     DEC. 27,         CHANGE             JAN. 2,     DEC. 27,             CHANGE
                         -------     --------         ------             ------      --------             ------
                          2000         1998       AMOUNT       %          2000         1998         AMOUNT        %
                          ----         ----       ------       -          ----         ----         ------        -
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)

Products ...........   $ 129,653    $ 130,501    $   (848)   (0.6)      $ 400,205    $ 391,315    $   8,890       2.3
Solutions-Industrial      15,059       14,230         829     5.8          42,309       42,262           47       0.1
Solutions-Automotive      35,188       48,222     (13,034)  (27.0)        111,509      131,792      (20,283)    (15.4)
Eliminations/Other .      (5,727)      (5,959)        232     3.9         (16,241)      (8,401)      (7,840)    (93.3)
                       ---------    ---------    ---------  -----       ---------    ---------    ---------     -----
    Net sales ......   $ 174,173    $ 186,994    $(12,821)   (6.9)      $ 537,782    $ 556,968    $ (19,186)     (3.4)
                       =========    =========    =========              =========    =========    =========


The Company's gross profit margins were approximately 24.9% and 25.3% for the fiscal 2000 and 1999 quarters, respectively, and 24.2% and 25.5% for the nine months ended January 2, 2000 and December 27, 1998, respectively. The decrease in the current quarter and nine month period margin relative to the respective periods in the prior year is the result of varying effects among the company's segments. The gross profit margin in the Products segment for the quarter was down slightly from the previous year's quarter due to a lower number of shipping days in the current fiscal quarter and the lower margin attributed to crane builder sales which are now a larger part of the Products segment. For the nine month period ended January 2, 2000 for the Products segment, the gross profit margin showed continued improvement over the respective period in the prior year as a result of the continued integration of acquisitions, particularly consolidated purchasing efforts. The Solutions-Industrial segment experienced a slight increase in margins for the current quarter and nine month periods when compared to the prior year as a result of increased sales volume. Gross margin in the Solutions-Automotive segment decreased significantly for the quarter and nine month period ended January 2, 2000 as a result of reduced volume created by a major customer's delay in capital expenditures due to a shift in its spending from small car to truck and SUV plants and cost overruns on several foreign jobs during the second quarter of fiscal 2000.

Selling expenses were $13,405,000 and $12,838,000 for the fiscal 2000 and 1999 quarters, respectively, and $38,575,000 and $38,529,000 for the nine months ended January 2, 2000 and December 27, 1998, respectively. As a percentage of consolidated net sales, selling expenses were 7.7% and 6.9% for the fiscal 2000 and 1999 quarters, respectively, and 7.2% and 6.9% for the nine months ended January 2, 2000 and December 27, 1998, respectively. Increased percentages in the current year periods resulted from the relationship of expenses to soft revenues.

General and administrative expenses were $9,762,000 and $9,477,000 000 for the fiscal 2000 and 1999 quarters, respectively, and $30,031,000, and $28,696,000 for the nine months ended January 2, 2000 and December 27, 1998, respectively. The fiscal 2000 expenses were impacted by the additions of WECO and Abell-Howe. As a percentage of consolidated net sales, general and administrative expenses were 5.6% and 5.1% for the fiscal 2000 and 1999 quarters, respectively, and 5.6% and 5.2% for the nine months ended January 2, 2000 and December 27, 1998, respectively. Increased percentages in the current year periods resulted from the relationship of expenses to soft revenues.

The Company incurred proxy contest related expenses amounting to $965,000 for the nine months ended January 2, 2000 relative to the August 16, 1999 annual shareholders meeting and annual director elections.

Amortization of intangibles was $4,062,000 and $3,680,000 for the fiscal 2000 and 1999 quarters, respectively, and $12,064,000 and $11,323,000 for the nine months ended January 2, 2000 and December 27, 1998, respectively. The fiscal 2000 increase is due to the amortization of goodwill resulting from the acquisitions of Abell-Howe, Gautier, Camlok-Tigrip, and WECO.

As a result of the above, income from operations decreased $5,224,000 or 24.4% for the fiscal 2000 quarter and decreased $14,588,000 or 23.1% for the fiscal 2000 nine month period compared to the respective periods in fiscal 1999. This is based on income from operations of $16,176,000 and $21,400,000 for the fiscal 2000 and 1999 quarters, respectively, and $48,615,000, and $63,203,000 for the nine months ended January 2, 2000 and December 27, 1998, respectively.

Interest and debt expense was $8,937,000 and $9,253,000 for the fiscal 2000 and 1999 quarters, respectively, and $25,510,000 and $27,503,000 for the nine months ended January 2, 2000 and December 27, 1998, respectively. The fiscal 2000 decrease is primarily due to the payment of debt based on strong operating cash flow over the last 12 months less funds used to finance acquisitions. As a percentage of consolidated net sales, interest and debt expense was 5.1% and 4.9% for the fiscal 2000 and 1999 quarters, respectively, and 4.7% and 4.9% for the nine months ended January 2, 2000 and December 27, 1998, respectively.

Interest and other income was $638,000 and $233,000 for the fiscal 2000 and 1999 quarters, respectively, and $1,191,000 and $867,000 for the nine months ended January 2, 2000 and December 27, 1998, respectively.

Income taxes as a percentage of income before income taxes were 58.7% and 47.9% for the fiscal 2000 and 1999 quarters, respectively, and 58.2% and 48.7% for the nine months ended January 2, 2000 and December 27, 1998, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

Net income, therefore, decreased $3,190,000 or 49.5% for the quarter ended January 2, 2000 and decreased $8,583,000 or 45.8% for the nine months then ended. This is based on net income of $3,254,000, and $6,444,000 for the fiscal 2000 and 1999 quarters, respectively, and $10,160,000 and $18,743,000 for the nine months ended January 2, 2000 and December 27, 1998, respectively.


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

The 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, against which $221.2 million was outstanding at January 2, 2000. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 200.0 basis points at February 16, 2000. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap.

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

Net cash provided by operating activities was $20,103,000 for the nine months ended January 2, 2000, an increase of $8,048,000 over the net cash provided by operating activities for the nine months ended December 27, 1998 of $12,055,000. The significant increase is primarily due to changes in the working capital needs of Automatic Systems Inc., formerly LICO, Inc.

Net cash used in investing activities increased to $15,940,000 for the nine months ended January 2, 2000 from $5,908,000 for the nine months ended December 27, 1998. The $10,032,000 difference is due primarily to proceeds received as a result of the sale of Mechanical Products in the prior year.

Net cash provided by financing activities was $1,853,000 for the nine months ended January 2, 2000 while net cash used in financing activities was $16,395,000 for the nine months ended December 27, 1998. The $18,248,000 change is due to several factors including the following: borrowings used to acquire WECO in the current year, the repurchase of common stock on behalf of the Company's ESOP in the prior year, and the net repayment of debt in the prior year.

CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended January 2, 2000 and December 27, 1998 were $5,983,000 and $10,156,000, respectively. The lower spending in the current year reflects a deferral of certain projects due to soft market conditions.


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


YEAR 2000 CONVERSIONS

The Company successfully transitioned into the Year 2000. During the millennium weekend, a corporate-wide team of internal and external resources performed an on-site assessment of business systems, infrastructure, telecommunications components and facilities. No significant issues were identified, nor have any arisen to date.

The Company completed its Y2K assessment in 1999. By year-end, at least 98% of all computer-controlled equipment and software were Y2K ready. The components that were not Y2K ready did not pose significant operational concerns for the Company. The remaining modifications are scheduled for completion by February 2000. All areas are operating as designed, however the Company is continuing to monitor the Y2K status of all business units.

Additionally, the Company surveyed critical suppliers to assess their level of readiness. To date, none of our suppliers have informed us of any Year 2000 issues impacting their ability to provide us with product or service.

The cost of the Year 2000 initiatives is not material to the Company's results of operations or financial position.

The forward looking statements contained in "YEAR 2000 CONVERSIONS" should be read in conjunction with the Company's disclosures under the heading "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995".


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge),
(2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains and losses on the derivatives are reported in earnings and when they are to be reported as a component of other comprehensive income. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.


SUBSEQUENT EVENT

In a January 11, 2000 press release, the Company announced that it has retained Bear, Stearns & Co. Inc. to advise it on strategic alternatives to maximize shareholder value, including a sale or merger of the Company.


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

Item 3.  Defaults upon Senior Securities - none.

Item 4.  Submission of Matters to a Vote of Security Holders - none.

Item 5.  Other Information - none.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 10.1 Fourth Amendment and Waiver, dated as of February 15, 2000, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

         There are no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COLUMBUS MCKINNON CORPORATION
                                            -----------------------------
                                            (Registrant)






Date: FEBRUARY 16, 2000                     /S/ ROBERT L. MONTGOMERY, JR.
      ------------------                    -----------------------------
                                            Robert L. Montgomery, Jr.
                                            Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial Officer)