Form 10-K
period 2000-03-31
COLUMBUS MCKINNON CORP; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 2000-06-29
CIK 1005229, 1062622, 1062623, 1062624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 31, 2000
                                       OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                                -----------------      ----------------


Commission file number 0-27618

                          COLUMBUS McKINNON CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                 16-0547600
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


140 John James Audubon Parkway, Amherst, N.Y.                      14228-1197
---------------------------------------------                      ----------
   (Address of principal executive offices)                        (Zip code)

 Registrant's telephone number, including area code:   (716) 689-5400
                                                       --------------

 Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of exchange on
       Title of Class                                     which registered
-----------------------------                          ----------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2000 was $159,282,351.

         The number of shares of common stock outstanding as of May 31, 2000 was: 14,896,745 shares.

                       Documents Incorporated By Reference
                       -----------------------------------

         None

                          COLUMBUS McKINNON CORPORATION
                         2000 Annual Report on Form 10-K
                                     PART I
                                     ------


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

Item 1.  Business.
-------  ---------

Overview

     Columbus McKinnon ("Columbus McKinnon" or the "Company"), established in 1875, is a broad-line designer, manufacturer and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial and consumer markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse channels and, to a lesser extent, directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses primarily deal directly with end-users. For the year ended March 31, 2000, the Company generated net sales and income from operations of approximately $736.3 million and approximately $68.0 million, respectively.

     The Company's Products segment includes a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems, such as bridge, gantry and jib cranes and light-rail systems; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook lifters. Through innovative design and manufacturing expertise developed by the Company and through selective acquisitions, the Company has established a leading market share in many of its product lines. Columbus McKinnon believes it has more overhead hoists in use in North America than all of its competitors combined. The Company's products and customer base are highly diversified; no single product accounted for more than 1%, and no individual customer accounted for more than 5%, of net Products segment sales for the year ended March 31, 2000. For the year ended March 31, 2000, the Company's Products segment generated net sales and income from operations before amortization of approximately $511.3 million and approximately $75.4 million, respectively.

     As a result of its fiscal 1998 acquisitions of Univeyor A/S ("Univeyor") and Automatic Systems, Inc ("ASI"), formerly LICO, Inc. , the Company has also positioned itself as a leader in the project design, management and implementation of integrated material handling systems that are designed to meet specific applications of end-users to increase productivity. These businesses have formed the foundation for the Company's two Solutions segments, Solutions - Industrial and Solutions - Automotive. The delivered products of these segments include various types of conveyor systems as well as operator-controlled manipulators and scissor lifts, light-rail systems and tire shredders. For the year ended March 31, 2000, the Company's Solutions - Industrial segment generated net sales and income from operations before amortization of approximately $68.6 million and approximately $6.8 million, respectively, and the Company's Solutions - Automotive segment generated net sales and income from operations before amortization of approximately $156.4 million and approximately $2.3 million, respectively.

     The Company believes that the demand for material handling products and services has increased in recent years and will continue to increase in the future as a result of several favorable trends which require businesses to devote greater attention and resources to more efficiently manage and control the flow of materials, inventory and finished goods. These trends include:

     Productivity Enhancement. Companies increasingly need to enhance profitability through productivity improvement and operating cost reductions to remain competitive. At the same time, the changing global buying culture and growth of electronic commerce is increasing customer demands for cheaper, faster, more accurate and customized product delivery. Efficient physical movement of merchandise from producer to consumer has become a priority in order to facilitate the fastest movement of materials and delivery of services at the lowest cost. In response to competitive pressures, and customer demands, companies are demanding more material handling products and services to maximize the productivity and efficiency of their operations. The material handling products and solutions offered by the Company enhance productivity by allowing materials to be lifted, positioned, and moved quickly and accurately while reducing personnel requirements.

     Safety Regulations and Concerns. In the United States, federal and state workplace safety regulations such as the Occupational Safety and Health Act ("OSHA") and the Americans with Disabilities Act, and the competitive need to reduce costs such as health insurance premiums and workers' compensation expenses, are forcing companies to seek safer, more efficient ways to lift, position and move loads. As a result, U.S. companies are equipping their facilities with more material handling products to enable these tasks to be performed with reduced risk of personal injury. The Company believes that many material handling products, such as those produced by the Company, are essential to any organization that moves objects repetitively and seeks to enhance worker safety.

     Workforce Diversity. The number of women, disabled and older persons in the U.S. work force is continuing to increase. As a result, companies are equipping their facilities with more material handling products and systems to enable workplace tasks to be performed safely, efficiently and with less physical stress. The Company believes that increasing diversity in the workforce will continue to increase demand for material handling products and solutions.

     Outsourcing of Material Handling Project Design and Management. To improve productivity and cost efficiency, many businesses are outsourcing non-core business functions. As a result, many companies are increasingly relying on material handling systems integrators and manufacturers to assume the project design, management, implementation and maintenance responsibilities for both workstation and facility-wide material handling systems. The trend toward outsourcing material handling project design and management has expanded the overall demand for material handling products and created opportunities for integrated systems providers who also sell products to include their own products in the systems they design and install.

     The Company has extended its product lines and penetrated new markets in recent years through several acquisitions which have been successfully integrated into the Company. Over the past five years, the Company has made fourteen acquisitions which have (i) enhanced the Company's position as the largest North American manufacturer of overhead hoists, operator-controlled manipulators and alloy chain, (ii) enabled the Company to broaden its product and service offerings and (iii) provided the Company with cross-selling opportunities into other segments of the material handling and lifting industry. As a result of internal growth and acquisitions, the Company's net sales and income from operations have increased to approximately $736.2 million and $68.0 million, respectively, for the year ended March 31, 2000 from approximately $172.3 million and $18.3 million, respectively, in fiscal 1995, representing compound annual growth rates of approximately 33.7% and 30.0%, respectively.


Key Strengths

     The Company attributes its strong competitive position to the following key strengths:

     Leading Market Position and Strong Brand Names. The Company has developed its leading market position over its nearly 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. Columbus McKinnon is the largest manufacturer of hoists, alloy and high strength carbon steel chain and operator-controlled manipulators in North America. The Company believes it has more overhead hoists in use in North America than all of its competitors combined and estimates that 69% of its domestic Products segment sales (approximately 37% of total net sales) are into markets where the Company is the leading supplier. Through its Solutions segments, the Company is also a leading provider of integrated material systems with strong market share in the United States and Europe. The Company's brand names, including Abell-Howe, ASI, American Lifts, Big Orange, Budgit, Chester, CM, Coffing, Duff-Norton, Gaffey, Hammerlok, Herc-Alloy, Larco, Lister, Positech, Shaw-Box, Univeyor and Yale, are among the most recognized and respected in the material handling industry. The Company believes that its strong brand name recognition, together with its large installed base of products and systems, provide it with a significant competitive advantage in selling its full product line to existing and new customers as well as providing repair and replacement parts.

     Preferred Provider to Major Distributors. The Company enjoys long-standing relationships with, and is a preferred provider to, many of North America's largest distributors of industrial products. Since 1990, during a period of significant consolidation among distributors of material handling equipment, the Company has maintained and enhanced its relationships with leading distributors and distributor groups. The Company believes that its ability to retain existing customers and attract new customers is attributable to its ongoing commitment to customer service and satisfaction. For example, the Company maintains close contact with its customers and provides prompt aftermarket service to end-users of its products through a network of independent distributors staffed with Company-trained professionals at over 450 hoist parts, product, service and repair centers, and 14 chain service centers. Additionally, to ensure continuing product development and market awareness, the Company sponsors advisory boards composed of representatives of its largest distributors and aftermarket sales and service network. The Company believes that it has successfully increased sales and market share by leveraging its strong distribution relationships and increasing the number of Columbus McKinnon products carried by many of its distributors.

     Diversified Products, Markets, and Customer Base. Among all of its competitors in the material handling industry, the Company believes that it offers the most extensive line of material handling products to the widest range of distribution channels for application in the most diverse range of end markets. No single product accounted for more than 1% of net Products segment sales for the year ended March 31, 2000. In addition, the Company's products are sold to over 20,000 general, specialty and service-after-sale distributors and original equipment manufacturers ("OEMs") for various applications in the following industries: general manufacturing, marine, agricultural, power generation, vehicle assembly, entertainment, construction, mining, crane building, transportation, logging, oil and gas production, pulp and paper, primary metals production and steel processing, warehousing and distribution, and food and beverage. The Company also sells its products for consumer use to several thousand hardware, trucking and transportation, farm hardware and rental outlets. No single end-user, distributor or customer accounted for more than 5% of net Products segment sales for the year ended March 31, 2000. General Motors Corporation, which deals principally with the Company's Solutions - Automotive segment, accounted for approximately 13% of the Company's net sales for the year ended March 31, 2000. The Company believes that the diversity of its product offering, distribution channels and end markets provides significant competitive advantages and minimizes its dependence on any particular product, market, customer or geographic region.

     Highly Integrated and Synergistically Linked Operations. The Company believes that it will continue to achieve revenue and cost synergies through the increased integration of acquired and existing operations. The Company's diverse operations are currently linked in a number of synergistic ways, including:

     o Cross-selling and cooperative strategies

     o Consolidated purchasing activities

     o Integrated internal supply networks

     o Centralized internal administration support systems

     o Integrated capital planning

     o A  Company-wide  Enterprise   Resource  Planning  system  that   supports
       integrated production and inventory planning, resource allocation and integrated business processes across multiple facilities and functions

     o A matrix organization consisting of operating groups of manufacturing facilities with similar business processes which are combined with sales and marketing groups to form business units

     o Cross-operational and cross-functional product and process development capabilities, including 3-D modeling in a multi-functional and facility team environment

     o Significant human resource sharing among business units and operating groups

     Limited Exposure to Cyclicality. The Company believes that its exposure to the cyclicality of its end-user markets is mitigated as a result of several factors, including:

     o Diversified product line, distribution channels and end-user base

     o Geographic diversity, with approximately 25% of fiscal 2000 net sales outside of the United States

     o Approximately 75% of the Company's Product segment sales are classified as maintenance, repair, operating and production ("MROP") supplies, which have significantly lower per unit price points than capital goods and are generally considered "must have" items, irrespective of prevailing conditions

     o Ability to manage in an economic downturn, including (i) the ability to control production in response to changes in demand and avoid unintentional inventory buildup and (ii) the ability to manage the Company's mix of fixed and variable costs

     Experienced Management Team with Significant Ownership Interest.

     o Top seven executives have 165 years of relevant industry experience

     o Management, Directors and insiders collectively own approximately 18% of the Company's outstanding common stock

     o The Columbus McKinnon ESOP owns approximately 10% of the Company's outstanding common stock and includes substantially all of the Company's domestic, non-union employees

Business Strategy

     The Company's strategic objective is to further enhance its position as a leading designer, manufacturer and distributor of material handling products and solutions, both domestically and internationally. The Company plans to achieve this objective through the continued implementation of its multi-tiered strategy, which includes the following:

     Leverage Strong Competitive Position - The Company's substantial installed base of products, premier engineering capabilities and close relationships with diverse distribution channels enable it to increase sales and enhance customer service by:

     o Selling new and acquired products and services to existing customers and distribution channels

     o Selling existing products and services to new customers and distribution channels, including those served by acquired businesses

       - Expand the operations of the Solutions - Industrial segment, which has a strong foundation in Europe, to further penetrate North America, Latin America and Asia

       - Diversify the revenue stream of the Solutions - Automotive segment and generate incremental sales from other U.S. and foreign auto manufacturers, auto parts suppliers and other new industrial customers

     o Anticipating customer needs and developing new and improved products

     o Expanding its strong service-after-sale parts, repair, and product replacement business by providing additional services such as field parts stocking and repair capabilities

     Focus on Quality, Productivity and Efficiency - The Company continually focuses on improving its products, manufacturing methods and general operating processes.

     o ISO 9000 Certification - Most of the Company's factories and distribution centers are ISO 9000 certified. All others either meet the requirements for certification, or are in process of reaching compliance.

     o Process and Productivity Improvement - Ongoing efforts to improve operations and increase productivity include the following:

       - Reducing overall business and production cycle times from receipt of order to collection of cash

       -  Reducing machine set-up times and inventory levels

       -  Establishing efficient facility layouts

       - Integrating all business functions and facilities into one seamless enterprise resource planning system known as CMBIS (Columbus McKinnon Business Information System)

       - Continuing to enhance CMBIS to increase productivity and provide timely information

       -  Investing  in   capital  equipment  that  adds  economic  as  well  as
          customer service value, including productivity enhancing machinery and integrated engineering systems such as 3-D CAD/CAM systems

       - Providing incentives to all associates to use capital wisely by paying incentive bonuses based upon EVA(R)

       - Operating in a team environment empowering associates to contribute to the success of the Company and its customers

     o Purchasing Cost Savings - The Columbus McKinnon Purchasing Council is responsible for Company-wide procurement of most major commodity groups including steel, motors, bearings and other components. Through its Purchasing Council, the Company is leveraging the combined buying power of its diverse operations to source quality components and services at reduced prices.

     o Product  Rationalization  - The Company  believes  that its  portfolio of
       brands  with  similar   offerings  in  certain   product  lines  provides
       opportunities for rationalization.

     o Component Rationalization - The Company is achieving significant cost reductions and increasing product quality by value engineering high volume components used in multiple products. By value engineering components to achieve greater standardization, the Company is improving product manufacturability and enhancing ease of assembly.

     o Manufacturing Rationalization - Through the creation of "centers of excellence", the Company believes consolidated component manufacturing for multiple products at multiple assembly sites will create additional efficiencies and quality improvements.

     o Facility Rationalization - The Company believes that significant fixed cost reductions and margin improvements are attainable through continued rationalization and consolidation of certain of its existing facilities.

     New Product Development - The Company will continue to introduce new material handling products and services developed internally to satisfy customer needs and to enhance its ability to serve its markets. Recent examples include:

     o A safer air balancer, an operator assisted light load air powered lifting device

     o A new short handle puller, having less weight and requiring less space, for the utility industry

     o New top-running and underhung end trucks, more cost effective, for the crane-builder industry

     o A new mini-load crane, a high speed, light weight picking device for warehouse applications

     Continue to Implement CraneMart(TM) Strategy - In fiscal 1999, the Company initiated its CraneMart(TM) strategy to build an integrated North American network of fully capable Company-owned and independent crane builders. The acquisitions of Abell-Howe Crane, Inc. in August 1998, the merger with GL International, Inc. in March 1999, and the acquisition of Washington Equipment Company in April 1999 were the Company's first significant steps in the implementation of CraneMart(TM).

     o CraneMart(TM) participants utilize Columbus McKinnon's products and parts in their own offerings and receive a full range of services from the Company including best pricing and products, parts distribution rights, dedicated technical support and shared resources.

     o The Company has formed additional strategic alliances by agreement with approximately 50 independent participants, in major North American industrial markets.

     o The Company believes that CraneMart(TM) will enhance the Company's position as a full-service supplier of hoists, cranes and components and will enable it to expand its product and service offerings to meet the increasing demands of its end-users including timely parts availability and service.

     Increase Penetration of International Markets - The Company maintains a distributor network in approximately 50 countries and has manufacturing facilities in Canada, Mexico, Germany, The United Kingdom, Denmark, France and China. The Company intends to increase international sales and enhance margins through the implementation of the following initiatives:

     o Worldwide Parts Distribution - The Company is streamlining its global supply chain of parts and services to end-users in order to increase margins and enhance customer service.

     o Global Sales and Marketing - The Company's objective is to market and sell its products into Latin America, Asia and Europe and obtain the same leading market share that it has achieved in North America. To execute this strategy, the Company has established sales and service offices in the major market areas of each region.

     o Mexican Manufacturing Strategy - The Company plans to increase sales and achieve margin improvements by manufacturing and exporting a broader array of high quality, low cost products and components from its facility in Mexico to further penetrate markets in North and South America. The Company's Mexican facility, located near Mexico City, currently produces hand-powered and electric hoists and chain for the U.S. and Mexican markets.

     o Chinese Manufacturing Strategy - Similar to its Mexican initiative, the Company's Chinese strategy involves capitalizing on China's low cost operating environment by manufacturing and exporting products to markets in Asia, Europe and North America. The Company currently operates two factories in China which produce textile slings, pallet trucks and ratchet lever hoists for delivery and sale into Europe, under the Yale brand name.

     Penetrate New Distribution Channels - The Company is leveraging its established brand names and leading market position into new distribution channels to generate incremental sales at attractive margins.

     o The Internet and E-Commerce - The Company's web site at www.cmworks.com currently includes a comprehensive catalog of Columbus McKinnon's hoist products. A team led by executive management is developing the Company's e-commerce strategy and implementation plan, which is being executed by the Company's department of dedicated internet professionals. Pursuant to its strategic plan, the Company will expand its web site to include maintenance manuals, pricing information, advertisements and customer service information. Ultimately, the web site will facilitate e-commerce for all of the Company's sales divisions. One product line is expected to be offered for sale on the web site as a pilot program during fiscal 2001.

     o Telesales - The Company has launched a telesales effort focused on smaller industrial distributors and users of the Company's industrial products.

     Pursue Selective Acquisitions - The Company intends to selectively pursue strategic acquisitions, joint ventures and alliances that strengthen the Company's leadership position in the material handling and lifting industry. Potential strategic combinations will be evaluated based on their ability to, among other things:

     o Complement existing businesses

     o Expand product lines

     o Broaden distribution channels

     o Increase the Company's international presence

     o Enhance shareholder value and the Company's EVA(R)position


Recent Developments

     In January 2000, the Company retained the services of an investment banking firm to advise it on strategic alternatives to maximize shareholder value, including a sale or merger of the Company.

Segment Information

     During fiscal 2000 the Company classified its operations into the following three business segments:

          Products. The Company's Products segment designs, manufactures and distributes a broad range of material handling products for various industrial applications and for consumer use. The Products segment includes a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook special purpose lifters. These products are typically manufactured for stock and are sold through a variety of commercial distributors and to end-users. The Company also sells these products to the consumer market through a variety of retailers and wholesalers.

          Solutions - Industrial. The Company's Solutions - Industrial segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of operator-controlled manipulators and tire shredders. The products and services of the Solutions - Industrial segment are highly engineered, are generally built to order and are primarily sold directly to end-users for specific applications.

          Solutions - Automotive. The Solutions - Automotive segment is comprised entirely of the operations of ASI, which was acquired in March 1998. ASI's primary activity is the conception, design and implementation of complex material handling systems, and its primary products include overhead and inverted power-and-free conveyors, as well as state-of-the-art electrified monorail systems, belt skid conveyors and skillet systems.

     Financial information regarding the business segments is presented in Note 17 to the Company's audited consolidated financial statements included elsewhere herein.


Products and Services

     Products Segment

     The Company's Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use. These products are typically manufactured for stock and are sold through a variety of distributors. In fiscal 2000, net sales of the Products segment were approximately $511.3 million or approximately 69.4% of the Company's net sales, of which approximately $380.5 million (74%) were domestic and $130.8 million (26%) were international. The following table sets forth certain sales data for the products of the Products segment, expressed as a percentage of net sales of this segment for fiscal 2000:

                  Hoists......................................     53.7%
                  Chain and forged attachments................     24.4
                  Industrial overhead cranes..................     14.4
                  Industrial components.......................      7.5
                                                                  -----
                                                                  100 %
                                                                  =====

     Hoists. The Company manufactures a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools, air balancers and. air-powered hoists. Load capacities for the Company's hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under its Budgit, Chester, CM, Coffing, Shaw-Box, Yale and other recognized trademarks. The Company's hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental, health care and other emerging product markets. The Company also supplies hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

     The Company also offers a line of custom-designed, below-the-hook tooling and clamps. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications.

     Chain and Forged Attachments. The Company manufactures alloy and carbon steel chain for various industrial and consumer applications. Federal regulations in the United States require the use of alloy chain, which the Company first developed, for overhead lifting applications because of its strength and wear characteristics. A line of the Company's alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. The Company also sells specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securement and other non-overhead lifting applications. As a result of the acquisition of Lister Bolt & Chain, Ltd. and Lister Chain & Forge Inc. (collectively, "Lister"), the Company now also manufactures kiln chain sold primarily to the cement manufacturing market and anchor and buoy chain sold primarily to the United States and Canadian governments.

     The Company also manufactures a complete line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins, master links and loadbinders. These forged attachments are used in virtually all types of chain and wire rope rigging applications in a variety of industries, including transportation, mining, railroad, construction, marine, logging, petrochemical and agriculture.

     In addition, the Company manufactures carbon steel forged and stamped products, such as loadbinders, logging tools and other securement devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

     Industrial Overhead Cranes. The Company entered the crane manufacturing market through the August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. The Company's merger with GL in March 1999 and its acquisition of Washington Equipment Company in April 1999 established the Company as a significant participant in the strategically important crane building and servicing markets. Crane builders represent a specialized distribution channel for electric wire rope hoists and other crane components.

     Industrial Components. Through the Duff-Norton division of its Yale Industrial Products, Inc. ("Yale") subsidiary, the Company designs and manufactures industrial components such as mechanical and electromechanical actuators, mechanical jacks and rotary unions for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Mechanical jacks are heavy duty lifting devices whose uses include the repair and maintenance of railroad equipment, locomotives and industrial machinery. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. These unions are unique in that they connect a moving or rotating component of a machine to fixed plumbing without major spillage or leakage. Rotary unions are used extensively in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic. The December 1998 acquisition of Gautier, a French rotary union and swivel joint manufacturer, complemented Duff-Norton's product line while expanding its global reach.

     Solutions - Industrial Segment

     The Solutions - Industrial segment is engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of operator-controlled manipulators, scissor lifts and tire shredders. Net sales of the Solutions - Industrial segment in fiscal 2000 were approximately $68.6 million or approximately 9.3% of the Company's total net sales, of which approximately $42.4 million (62%) were domestic and approximately $26.2 million (38%) were international. The following table sets forth certain sales data for the products and services of the Solutions segments, expressed as a percentage of net sales of these segments for fiscal 2000:

         Integrated material handling conveyor systems........     54.7%
         Manipulators.........................................     19.6
         Scissor lifts........................................     17.2
         Other................................................      8.5
                                                                  -----
                                                                  100 %
                                                                  =====

     Integrated Material Handling Conveyor Systems. Conveyors are the most important component of a material handling system, reflecting their high functionality for transporting material throughout manufacturing and warehouse facilities. Univeyor specializes in designing computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems. The Company's Handling Systems and Conveyors, Inc. subsidiary specializes in designing, manufacturing and servicing overhead power-and-free conveyor systems for industrial customers.

     Scissor Lifts. The American Lifts division of Yale manufactures hydraulic scissor lift tables and other engineered lifting products. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

     Manipulators.   The  Company   manufactures   two  lines  of  sophisticated
operator-controlled manipulators under the names Positech and Conco. These products are articulated mechanical arms with specialized end tooling designed to perform lifting, rotating, turning, tilting, reaching and positioning tasks in a manufacturing process. Utilizing various models and size configurations, the Company can offer custom-designed hydraulic, pneumatic, and electric manipulators for a wide variety of applications where the user requires multi-axial movement in a harsh or repetitive environment.

     Solutions - Automotive Segment

     The Solutions - Automotive segment, through ASI, is engaged primarily in the conception, design and implementation of complex material handling systems and the design, manufacture and distribution of overhead and inverted power-and-free conveyors, state-of-the-art electrified monorail systems, belt skid conveyors and skillet systems. Net sales of the Solutions - Automotive segment in fiscal 2000 were approximately $156.4 million or approximately 21.2% of the Company's total net sales, of which approximately $129.6 million (83%) were domestic and approximately $26.8 million (17%) were international.

     Overhead and Inverted Power-and-Free Conveyor Systems. ASI's conveyor systems are used primarily in automotive and agri-business equipment plants for assembly and paint operations. These conveyor systems deliver products of various size and weight at moderate speeds to multiple locations within a manufacturing or assembly plant, and can be coded to provide inventory status, carrier location and other information.

     Electrified Monorail Systems. These fast and efficient material handling systems can reach 300 feet per minute, and are independently powered with the ability to move forward and backward. Monorail systems are cleaner, quieter, more ergonomically correct and require a smaller foot print than traditional power-and-free systems. Monorail systems are generally used in automotive body shop and general assembly plant applications.

     Fixed Skid, Skillet and Pallet Conveyor Systems. These systems are floor mounted modular conveyors providing high density storage and delivery with horizontal and vertical travel flexibility. They are often used in harsh environments for painting and delivery applications and can be supplied in light-duty belt-driven or heavy duty chain-driven styles.

     Specialized Products. ASI produces a full range of high lift and low lift forks for automotive body transfers between systems, automatic drop sections and steel mill coil transfer cars.

     Parts for all Products. ASI offers a complete line of spare parts for all products to meet the maintenance needs of its customers.


Sales and Marketing

     Products Segment

     The Company's sales and marketing efforts in support of its Products segment consist of the following programs:

     o Factory-Direct Field Sales and Customer Service - The Company sells its products through its own sales forces and through independent manufacturing agents worldwide, including more than 150 dedicated salespersons who sell hoists, chain, forged attachments, cranes, rotary unions, actuators, jacks, and related material handling accessories. Sales are further supported by over 250 Company-trained customer service correspondents and sales application engineers. The Company compensates its field sales force through a combination of base salary and commission plan based on top line sales and a pre-established sales quota. Sales directors and regional sales management receive a base salary and target EVA(R) annual bonus.

     o Product Advertising - The Company promotes its products by advertising in leading trade journals as well as producing and distributing high quality information catalogs. The Company supports its product distribution by running cooperative "pull-through" advertising in over 50 vertical trade magazines and directories targeting theatrical, international, consumer and crane builder markets. The Company runs separate advertisements for chain, hoists, forged attachments, scissor lift tables, actuators, hydraulic jacks, hardware programs, cranes and light rail systems.

     o Trade Show Participation - Trade shows are central to the promotion of the Company's products and, in certain cases, for the actual sale of its products, particularly to hardware retailers. The Company participates in more than 60 regional, national and international trade shows each year. Shows in which the Company participates range from global events held in Hanover, Germany, Cologne, Germany and Chicago, Illinois to local "markets" and "open houses" organized by individual hardware and industrial distributors. The Company also attends specialty shows for the entertainment, rental and safety markets, as well as general purpose industrial and consumer hardware shows. In fiscal 2000, the Company participated in trade shows in the US, Canada, France, Mexico, Germany, England, Argentina and Australia.

     o Industry Association Membership and Participation - As a recognized industry leader, the Company has a long history of work and participation in a variety of industry associations. Columbus McKinnon management is directly involved at the officer and director levels of numerous industry associations including the following: ASMMA (American Supply and Machinery Manufacturers Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), and AHMA (American Hardware Manufacturers Association).

     o Product Standards and Safety Training Classes - The Company conducts on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of the Company's products and their safe use and operation in various material handling applications.

     o Web Site - The Company's web site at www.cmworks.com currently includes an electronic catalog of Columbus McKinnon hoist products. Potential customers can browse through the Company's diverse product offering or search for specific products by name or classification code and obtain technical product specifications. In the near future, the Company plans to post additional product catalogs, maintenance manuals, pricing information, advertisements, and customer service information on its web site and ultimately perform e-commerce on this web site. One product line is expected to be offered for sale on the web site as a pilot program during fiscal 2001.

     Solutions - Industrial Segment

     The products and services of the Solutions - Industrial segment are sold primarily to large corporate end-users, including Federal Express, Volvo, United Biscuits, Lego, Chivas Regal, J.I. Case, John Deere, DuPont, 3M, GTE, Cummins Engine, Steelcase, Boeing, Saturn, General Electric, Waste Management and other industrial companies, system integrators and distributors. In the sale of its integrated material handling conveyor systems, the Company generally acts as a prime contractor with turnkey responsibility, or as a supplier working closely with the customer's general contractor. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions - Industrial segment also sells scissor lifts and manipulators through its internal sales force and through specialized independent distributors and manufacturers representatives.

     Solutions - Automotive Segment

     ASI's sales are largely concentrated on the automotive OEM market with General Motors and Ford representing more than 90% of total net sales. Other customers include agricultural equipment OEMs such as John Deere and J.I. Case and foundry customers such as Griffin Wheel. ASI's sales and marketing effort is focused on establishing and maintaining relationships with OEM customers that often involve significant interaction of key engineering and process design personnel. North American sales and marketing operations are conducted from ASI's three main offices: Kansas City, MO; Lansing, MI; and Hamilton, Ontario, Canada. International sales and marketing operations are headquartered in Kansas City and primarily focus on pursuing international business from existing North American customers as they establish operations throughout the world. In addition, ASI has relationships with a number of key suppliers in Europe and Asia to assist in project sales, engineering support and manufacturing and installation activity. ASI also participates in CEMA, the Conveyor Equipment Manufacturing Association.


Distribution and Markets

     Products Segment

     The distribution channels for the Products segment include a variety of commercial distributors, including general distributors, specialty distributors, service-after-sale distributors and other distributors and end-users. The Company also sells to the consumer market through one-step and two-step wholesalers. In addition, the Products segment sells overhead bridge, jib and gantry cranes, as well as certain forgings and chain assemblies, directly to end-users.

     General Distribution Channels:

     o Industrial distributors are traditional mill supply distributors that serve local or regional industrial markets and sell a variety of products for MROP applications through their own direct sales force.

     o Rigging shops are distributors who are experts in the rigging, lifting, positioning and load securement areas of material handling. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

     o Crane builders design, build, install and service overhead crane and light-rail systems for general industry and sell a wide variety of hoists and lifting attachments. The Company sells electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

      Crane End-users:

     o Crane end-users: The Company sells overhead bridge, jib and gantry cranes, parts and service to end-users through the wholly owned crane builders within the CraneMart(TM) network, The Company's wholly owned crane builders (Abell-Howe, GL and Washington Equipment Company) design, manufacture, install and service a variety of cranes ranging in capacity from one ton to 100 tons.

     Specialty Distribution Channels:

     o Catalog houses market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog and internet sales and a field sales force. The customer base served by catalog houses, which traditionally included smaller industrial companies and consumers, has recently grown to include large industrial accounts and integrated suppliers. Typically, catalog houses, particularly W.W. Grainger, Inc., are pursuing e-commerce through their websites.

     o Material handling specialists design and assemble systems incorporating hoists, overhead rail systems, trolleys, lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

     o Entertainment equipment distributors design, supply and install a variety of material handling equipment for concerts, theaters, ice shows, sports arenas, convention centers and discos.

     Service-After-Sale Distribution Channel:

     o Service-after-sale distributors include over 14 chain repair service stations and over 450 hoist parts, product, service and repair stations. This service network is designed for easy parts and service access for the Company's large installed base of hoists and related equipment in North America.

     OEM/Government Distribution Channels:

     o Original equipment manufacturers supply various component parts directly to other industrial manufacturers as well as private branding and packaging of traditional Company products for material handling, lifting, positioning and special purpose applications.

     o Government sales - products are sold directly by the Company and have expanded with the acquisition of Lister, which manufactures anchor, buoy and mooring chain for the United States and Canadian Navies and Coast Guards.

     Consumer Distribution:

     o Consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand powered hoists, are made through five distribution channels: two-step wholesale hardware distribution
       (such as Distribution America and Ace Hardware); one-step distribution (such as Fastenal and Canadian Tire); trucking and transportation distributors (such as U-Haul and Fruehauf); farm hardware distributors (such as J.I. Case and Tractor Supply Company); and rental outlets.

     International Distribution:

     o The Company distributes virtually all of its products in over 50 countries on six continents through a variety of distribution channels.

Solutions Segments

     The products and services of the Solutions segments are sold primarily to OEMs and end-users. In the sale of its integrated material handling conveyor systems, the Company generally acts as a prime contractor with turnkey responsibility for its systems, or a supplier working closely with the customer's general contractor. Sales are generated by in-house sales personnel, and generally developed through engineer-to-engineer interactions. Products, such as scissor lifts and manipulators are sold by Company sales employees and specialized independent distributors.


Customer Service and Training

     Products Segment

     The Company maintains customer service departments staffed by well-trained personnel for all of its Products segment sales divisions, and regularly schedules product and service training schools for all customer service representatives and field sales personnel. In addition, training schools for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of the Company's facilities and in the field. The Company has more than 450 service stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending various training schools maintained by the Company include representatives of General Motors, DuPont, 3M, GTE, Cummins Engine, General Electric and many other large industrial and theatrical organizations.

     The Company also provides, in several languages, a variety of collateral material in video, cassette, CD-ROM, slide and print format addressing such relevant material handling topics as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, the Company sponsors five separate advisory boards made up of representatives of its primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable the Company and its primary distributors to exchange product and market information relevant to industry trends.

     Solutions - Industrial Segment

     The Solutions - Industrial segment offers a wide range of value-added services to customers including: an engineering review of the customer's processes; an engineering solution for identified material handling problems; project management; and custom design, manufacturing and installation services. The Company also offers after-sales services including operator training and maintenance. After-sales services are offered throughout the life of the equipment or system installed. The typical length of after-sales service varies depending on customer requirements, with supplemental training courses offered as needed.

     Solutions - Automotive Segment

     The Solutions - Automotive segment utilizes its world-class engineering capabilities, comprehensive databases and sophisticated CAD systems to design specific solutions for its customers' needs. The Company prepares detailed manuals discussing operation, control systems, safety, maintenance and part specifications for each new installation. ASI also provides on-site training as well as after sales services throughout the life of the system installed. The typical length of after-sales service varies depending on customer requirements, with supplemental training courses offered as needed.


Recent Acquisitions

     Since February 1994, the Company has acquired fourteen operations:

     o In April 1999, the Company acquired Washington Equipment Company, a manufacturer and servicer of overhead cranes, for approximately $6.4 million. This acquisition was an additional step by the Company in furtherance of its CraneMart(R) strategy.

     o In March 1999, the Company merged with GL, a full-service designer and builder of industrial overhead bridge, gantry and jib cranes and related components, in a pooling of interests transaction in which shares of, and options to purchase, the Company's common stock valued at approximately $20.6 million were exchanged for all outstanding shares and options of GL. This acquisition was the Company's first major step in the implementation of its CraneMart(R) strategy.

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

     o In December 1998, the Company acquired Gautier, a French manufacturer of rotary unions and swivel joints, for approximately $2.9 million. Gautier's product lines are complementary to those of the Company's Duff-Norton division and provide the Company with additional cross-selling and cross-branding opportunities.

     o In August 1998, the Company acquired Abell-Howe, a regional manufacturer of jib and other overhead cranes for approximately $7.0 million. This acquisition marked the Company's entry into the complementary crane building product line, creating significant cross-selling opportunities for its existing hoist products.

     o In March 1998, the Company acquired ASI, a designer, manufacturer and installer of custom conveyors and material handling systems primarily for the automotive industry, for approximately $155.0 million, including outstanding borrowings. This acquisition strengthened the Company's position as a leader in the project design, fabrication and installation of automated material handling systems and provided the Company with an established platform for increasing its sales to the automotive and industrial manufacturing markets.

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


Competition

     Despite recent consolidation, the material handling industry remains highly fragmented. The Company faces competition from a wide range of regional, national and international manufacturers across its product and service areas in both domestic and international markets. In addition, the Company often competes with individual operating units of larger, highly diversified companies.

     The principal competitive factors affecting the market for the products of the Company's Products segment include performance, functionality, price, brand, reputation, reliability, customer service and support and product availability. Other important factors include distributor relationships, territory coverage and the ability to service the distributor with on-time delivery and repair services.

     The principal competitive factors affecting the market for the products and services of the Company's Solutions segments include application solutions, performance and price. The process of generating client contract awards for these businesses generally entails receiving a request-for-quotation from end-users and undergoing a competitive bidding process.

     Within its  Products  segment,  the Company  competes in the sale of hoists with Mannesman Dematic, Kito-Harrington, Ingersoll-Rand, KCI Konecranes and Morris Material Handling; in chain with Campbell, Peerless Chain Company and American Chain and Cable Company; in forged attachments with the Crosby Group and BTC; in industrial components with Deublin, Joyce-Dayton and Nook Industries; and in crane building with Mannesman Dematic, KCI Konecranes, Morris Material Handling and R. Stahl. Within its Solutions segments, the Company competes in providing industrial solutions with Rapistan Systems, KCI Konecranes and Jervis B. Webb; and in providing automotive solutions with Rapistan Systems, Jervis B. Webb, Dearborn Mid-West, Allied UniKing, Fata Automation SpA and Daifuku.


Employees

     At March 31, 2000, the Company had approximately 4,145 employees, 3,256 in the United States, 361 in Canada, 120 in Mexico and 408 in Europe. Approximately 1,425 of the Company's employees are represented under 12 separate collective bargaining agreements which terminate at various times between May 2001 and March 2004.

     During the past five years, the only interruptions or curtailments of the Company's business due to labor disputes was a five-day work stoppage at a Duff-Norton plant in Charlotte, North Carolina in fiscal 1997, prior to its acquisition by the Company. The Company believes that its relationship with its employees is good. In support of this relationship, the Company has maintained an Employee Stock Ownership Plan since 1988 and also uses incentive-based compensation programs that are linked to the Company's profitability and increase in shareholder value.


Backlog

     Products Segment

     The Company's backlog of orders at March 31, 2000 was approximately $52.5 million compared to approximately $56.6 million at March 31, 1999. The Company's orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. The Company does not believe that the amount of its backlog orders is a reliable indication of its future sales.

     Solutions - Industrial Segment

     Revenues from the Company's Solutions - Industrial segment are generally recognized within one to six months. The Company's backlog of orders at March 31, 2000 was approximately $11.3 million compared to approximately $7.5 million at March 31, 1999.

     Solutions - Automotive Segment

     Revenues from the Company's contracts for automated systems are generally recognized within 12 to 18 months. The Company's backlog of orders at March 31, 2000 was approximately $85.4 million compared to approximately $102.4 million at March 31, 1999.


Raw Materials and Components

     The principal raw materials used by the Company are structural steel and processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel which are available from multiple sources. The Company purchases most of these raw materials from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis to take advantage of volume discounts and to protect the Company from price fluctuations. Although the steel industry is cyclical and steel prices can be volatile, the Company has not been significantly impacted in recent years by increases in steel prices.

     The Company also purchases components such as motors, bearings and gear housings and castings. These components are generally available from several suppliers.

     The Company estimates that its total materials cost, including steel products and components, represented approximately 31% of net sales in fiscal 2000. The Company generally seeks to pass on materials price increases to its customers, although a lag period often exists. The Company's ability to pass on these increases is determined by competitive conditions.


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

     On or about February 1, 2000, the Company received notification from the U.S. Attorney's Office for the Northern District of Iowa that the U.S. Attorney intended to file a complaint on behalf of the United States Environmental Protection Agency ("EPA") against the Company for alleged violations of certain chromium air emissions standards under the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") pursuant to the federal Clean Air Act in connection with the Company's facility located in Laurens, Iowa. On or about June 21, 2000, the Company agreed informally to a settlement-in-principle with the U.S. Attorney's Office and EPA, under which the Company agreed to pay a civil penalty of $60,000 to resolve any and all liabilities in connection with the matter. The informal settlement agreement should not be construed as an admission of any liability by the Company. It is anticipated the informal settlement agreement will be memorialized in detailed settlement documents to be negotiated by the Company and the U.S. Attorney's Office, representing EPA. Although the Company believes this matter will be closed within the next several months by the execution of the appropriate settlement documentation and the payment of the indicated settlement amount, there can be no guarantee that the parties will be able to reach agreement on the details of the documentation within a time frame acceptable to the parties. In such an unlikely event, there may be litigation regarding the alleged violations. At this time, it is not possible to determine the extent to which penalties, if any, may be incurred by the Company as a result of any such potential litigation.

     The Company has agreed to purchase a facility that it has been leasing, located in Charlotte, North Carolina. Under the terms of the purchase agreement, the Company has agreed to undertake appropriate action to close an underground storage tank ("UST") located at the facility, in compliance with applicable regulatory standards. The Company is in the process of determining the appropriate steps required to close the UST. At this early stage of the closure process, it is not possible to determine the costs associated with such closure.

     Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate sites that are contaminated by hazardous substances. These laws apply to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. The Company has been involved recently in four administrative enforcement proceedings in connection with the remediation of certain facilities, which neither the Company nor any subsidiary of the Company has ever owned or operated but with regard to which the Company or a subsidiary of the Company has been identified as one of several potentially responsible parties ("PRPs"). The Company has cooperated with the regulatory authorities in connection with these environmental proceedings. From the perspective of the Company, with the exception of the one environmental administrative proceeding discussed below, these matters have been, and are expected to continue to be, minor matters not requiring substantial effort or expenditure on the part of the Company.

     The Company has been identified by the New York State Department of Environmental Conservation ("NYSDEC"), along with other companies, as a PRP at the Frontier Chemical Site in Pendleton, New York ("Pendleton Site"), a site listed on NYSDEC's Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. The Company sent waste pickling liquor generated at its facility in Tonawanda, New York to the Pendleton Site during the period from approximately 1969 to 1977, and the Company is participating with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. Construction in connection with the remediation has been completed and this project is currently in its operations and maintenance phase. As a result of a negotiated cost allocation among the participating PRPs, the Company has paid its pro rata share of the remediation construction costs and accrued its share of the ongoing operations and maintenance costs. As of March 31, 2000, the Company has paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. If any of the currently nonparticipating parties identified by the participating PRPs pay their pro rata shares of the remediation costs, then the Company's share of total site remediation costs will decrease. Settlements have been reached with 45 of the 113 defendants in the cost recovery action, and additional settlements are expected from a few of the remaining defendants in the future. However, the Company has not yet received payment in connection with such settlements. The Company also has entered into a settlement agreement with one of its insurance carriers in the amount of $734,130 in connection with the Pendleton Site and has received payment in full of the settlement amount.

     For all of the currently known environmental matters, the Company has accrued a total of approximately $860,000 as of March 31, 2000, which, in the opinion of the Company's management, is sufficient to deal with such matters. Further, the Company's management believes that the environmental matters known to, or anticipated by, the Company should not, individually or in the aggregate, have a material adverse effect on the Company's cash flow, results of operations or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on the Company.

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

Item 2.  Properties.
-------  -----------

      The Company maintains its corporate headquarters in Amherst, New York. The principal properties utilized by the Company for its continuous operations consist of 70 manufacturing and distribution and sales facilities, of which 45 are located in the United States, 7 are located in Canada, 2 are located in Mexico, 11 are located in Europe, 3 are located in Asia and 2 are located in Africa. The following table summarizes the Company's headquarters and principal manufacturing and distribution facilities by business segment:


                                                                        Approximate Floor Space
                                                                     (in thousands of square feet)
                                                        Owned                   Leased              Total
                                                        -----                   ------              -----

Corporate Headquarters                                  52,000(1)                     -             52,000

Products (54 facilities):
     United States                                   1,859,647                  598,799          2,458,446
     International                                     399,066                  180,230            579,296

Solutions - Industrial (9 facilities):

     United States                                     322,934                   24,500            347,434
     International                                      85,500                   21,250            106,750

Solutions - Automotive (7 facilities):

     United States                                      81,475                   69,700            151,175
      International                                          -                    1,900              1,900
-----------------------
(1) Approximately 26,000 square feet is subject to an unaffiliated party through
June 30, 2003.


         The Company also leases a number of sales offices and minor warehouses throughout North America, Europe, Asia and South America.

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

                               Fiscal 2000                    Fiscal 1999
                               -----------                    -----------
                             High       Low                 High       Low
                             ----       ---                 ----       ---

     1st Quarter            25 1/16    23 3/4              30 1/2     26 1/4
     2nd Quarter            17 5/8     17 1/8              28 7/16    15 1/8
     3rd Quarter            10 1/8      9 7/8              19 1/4     14 3/8
     4th Quarter            13 1/2     12 13/16            22 3/4     17 7/16

     As of March 31, 2000, there were 307 holders of record of the Company's Common Stock. Approximately 2,000 additional shareholders hold shares of the Company's Common Stock in "street name".

     The Company declared total cash dividends of $.28 per share in fiscal 2000 and $.28 per share in fiscal 1999.

Item 6.  Selected Financial Data.
-------  ------------------------

                         SELECTED FINANCIAL INFORMATION

     The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years in the period ended March 31, 2000. This information includes (i) the results of operations of Lift-Tech since its acquisition on November 1, 1995, (ii) the results of operations of Yale since its acquisition on October 17, 1996, (iii) the results of operations of Lister since its acquisition on December 19, 1996, (iv) the results of operations of Univeyor since its acquisition on January 8, 1998, (v) the results of operations of ASI since its acquisition on March 31, 1998, (vi) the results of operations of Mechanical Products through its divestiture on August 7, 1998,
(vii) the results of operations of Abell-Howe since its acquisition on August 21, 1998, (viii) the results of operations of Gautier since its acquisition on December 4, 1998, (ix) the results of operations of Camlok and Tigrip since their acquisition on January 29, 1999, (x) the results of operations of GL since its formation on April 1, 1997, including the restatement of Company data reported prior to GL's merger with the Company on March 1, 1999, and (xi) the results of operations of WECO since its acquisition on April 29, 1999. This table should be read in conjunction with the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein.


                                                                           Fiscal Years Ended March 31,
                                                                           ----------------------------
                                                          1996        1997         1998         1999        2000
                                                          ----        ----         ----         ----        ----
                                                              (Dollars in thousands, except per share data)
Statement of Income Data:
Net sales .........................................   $ 209,837   $ 359,424    $ 561,823    $ 735,445   $ 736,254
Cost of products sold .............................     149,511     251,987      401,669      542,975     556,145
                                                      ---------   ---------    ---------    ---------   ---------
Gross profit ......................................      60,326     107,437      160,154      192,470     180,109
Selling expenses ..................................      19,120      32,550       46,578       52,059      50,450
General and administrative expenses ...............      13,941      24,636       33,361       39,850      44,260
Amortization of intangibles .......................         791       5,197       10,297       15,479      16,392
Other charges .....................................         672           -            -            -         965
                                                      ---------   ---------    ---------    ---------   ---------
Income from operations ............................      25,802      45,054       69,918       85,082      68,042
Interest and debt expense .........................       5,292      11,930       25,104       35,923      34,698
Interest and other income .........................       1,134       1,168        1,940        1,565       1,314
                                                      ---------   ---------    ---------    ---------   ---------
Income before income taxes, minority interest and
 extraordinary charge .............................      21,644      34,292       46,754       50,724      34,658
Income tax expense ................................       8,657      15,617       22,776       23,288      17,578
Minority interest .................................           -        (323)           -            -           -
Extraordinary charge for early debt extinguishment            -      (3,198)      (4,520)           -           -
                                                      ---------   ---------    ---------    ---------   ---------
Net income ........................................   $  12,987   $  15,154    $  19,458    $  27,436   $  17,080
                                                      =========   =========    =========    =========   =========
Net income per common share - diluted (a) .........      $ 1.69      $ 1.15       $ 1.35       $ 1.92      $ 1.20
Cash Dividend per common share (a) ................        0.24        0.27         0.28         0.28        0.28


Balance Sheet Data (at end of period):
Total assets ......................................   $ 188,734   $ 548,245    $ 788,862    $ 766,911   $ 759,824
Total long-term debt (including current maturities)       9,744     286,288      458,577      423,612     413,751
Total liabilities .................................      51,112     398,089      617,916      578,237     556,371
Total shareholders' equity ........................     137,622     150,156      170,946      188,674     203,453

(a) Reflects a 17 to 1 stock split of the common stock effected on February 15, 1996; fiscal 1996 per share data also impacted by the Company's initial public offering effected on February 22, 1996.

Item 7.  Management's  Discussion  and  Analysis of  Results of  Operations  and
-------  -----------------------------------------------------------------------
         Financial Condition.
         --------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Fiscal Years Ended March 31, 2000, 1999, and 1998

Overview

     The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products and integrated material handling solutions. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels. Distribution channels include general distributors,
specialty  distributors,   crane  end  users,  service-after-sale  distributors,
original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions segments primarily deal directly with end-users. Material handling solution sales are concentrated, domestically and internationally (primarily Europe), in the automotive industry, and consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction and other industrial markets.

     This section should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.


Results of Operations

     Sales  in  the  Products,   Solutions-Industrial  and  Solutions-Automotive
segments were as follows, in thousands of dollars and with percentage changes for each segment:

                                                                             Change                  Change
                                   Fiscal Years Ended March 31,           2000 vs. 1999           1999 vs. 1998
                                   ----------------------------           -------------           -------------
                                 2000          1999          1998        Amount      %          Amount        %
                                 ----          ----          ----        ------      -          ------        -
                                                         (In thousands, except percentages)
Products ...............     $ 511,287     $ 508,313     $ 515,893      $ 2,974      0.6       $ (7,580)     (1.5)
Solutions-Industrial ...        68,559        65,689        45,930        2,870      4.4         19,759      43.0
Solutions-Automotive ...       156,408       161,443             -       (5,035)    (3.1)       161,443         -
                             ---------     ---------     ---------      -------      ---       --------      ----
Consolidated net sales .     $ 736,254     $ 735,445     $ 561,823      $   809      0.1       $173,662      30.9
                             =========     =========     =========      =======      ===       ========      ====


     Sales fluctuations during the periods were primarily due to the March 1998 ASI acquisition and the January 1998 Univeyor acquisition, offset by the August 1998 Mechanical Products divestiture. Sales in 2000 of $736.3 million increased by $0.8 million or 0.1% over 1999, and sales in 1999 of $735.4 million increased $173.6 million or 30.9% over 1998. On a pro forma basis, considering the effects of fiscal 1999 and 1998 acquisitions and divestiture, the Company experienced a 0.5% decrease in sales in fiscal 1999 compared to 1998. This comparison as well as the comparison of fiscal 2000 to 1999 is impacted by the following economic factors: 1) the lingering effect of the mid-1998 General Motors strike, 2) a shift in a major customer's project focus from small cars to trucks and sport utility vehicles that impacted its plant modification schedule, 3) a relatively soft US industrial market, 4) the impact of the poor Asian and South American economic situations, and 5) a shift in demand from small retail hardware stores to larger do-it-yourself superstores, to which the Company supplies only a small share.

     The Automotive Solutions segment was formed in fiscal 1999 with the March 1998 acquisition of ASI. The 4.4% and 43.0% growth in the Industrial Solutions segment in fiscal 2000 and 1999, respectively, is due to the January 1998 Univeyor acquisition, offset by soft US industrial markets. The 0.6% growth and 1.5% decrease in the Products segment in fiscal 2000 and 1999, respectively is impacted by several small acquisitions including the April 1999 WECO acquisition, the January 1999 Camlok/Tigrip acquisition, the December 1998 Gautier acquisition, the August 1998 Abell-Howe acquisition, and offset by the August 1998 Mechanical Products divestiture, and soft US industrial markets in general.

     The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented:

                                                                              Fiscal Years Ended March 31,
                                                                              ----------------------------
                                                                          2000             1999            1998
                                                                          ----             ----            ----
Products Segment sales...........................................         69.5%            69.1%            92.9%
Solutions - Industrial Segment sales.............................          9.3              8.9              7.1
Solutions - Automotive Segment sales.............................         21.2             22.0                -
                                                                         -----            -----            -----

Net sales........................................................        100.0            100.0            100.0
Cost of products sold............................................         75.5             73.8             71.5
                                                                         -----            -----            -----

Gross profit.....................................................         24.5             26.2             28.5
Selling expenses.................................................          7.0              7.1              8.3
General and administrative expenses..............................          6.1              5.4              5.9
Amortization of intangibles......................................          2.2              2.1              1.9
                                                                         -----            -----            -----

Income from operations...........................................          9.2             11.6             12.4
Interest and debt expense........................................          4.7              4.9              4.4
Interest and other income........................................          0.2              0.2              0.3
                                                                         -----            -----            -----

Income before income taxes and extraordinary charge..............          4.7              6.9              8.3
Income tax expense...............................................          2.4              3.2              4.0
                                                                         -----            -----            -----

Income before extraordinary charge...............................          2.3%             3.7%             4.3%
                                                                         =====            =====            =====


     The Company's gross profit margins were approximately 24.5%, 26.2% and 28.5% for 2000, 1999 and 1998, respectively. The decrease in gross profit margin in fiscal 2000 is primarily due to cost overruns on three international ASI projects, and also due to competitive pricing pressure and product mix. The decrease in gross profit margin in fiscal 1999 is primarily due to the ASI acquisition, which generally produces lower gross profit margins than the other segments. The lower profitability of this segment is offset by a lower capital base required to design and manufacture its products. Offsetting the impact of the items discussed above has been the effects of the Company's cost control efforts and integration of acquisitions.

     Selling expenses were $50.5 million, $52.1 million and $46.6 million in fiscal 2000, 1999 and 1998, respectively. The 2000 expenses were impacted by the additions of Camlok/Tigrip and Abell-Howe. The 1999 expenses include a full year of ASI activity. As a percentage of consolidated net sales, selling expenses were 7.0%, 7.1% and 8.3% in fiscal 2000, 1999 and 1998, respectively. The 2000 improvement reflects cost control efforts as well as a change in classification of certain ASI expenses to general and administrative. The 1999 improvement reflects a lower level of selling expenses incurred on behalf of the ASI business, relative to sales.

     General and administrative expenses were $45.2 million, $39.9 million and $33.4 million in fiscal 2000, 1999 and 1998, respectively. The 2000 expenses were impacted by the additions of WECO and Abell-Howe. The 1999 expenses include a full year of ASI activity. As a percentage of consolidated net sales, general and administrative expenses were 6.1%, 5.4% and 5.9% in fiscal 2000, 1999 and 1998, respectively. Fiscal 2000 was negatively impacted by the incurrence of proxy contest related expenses relative to the August 16, 1999 annual shareholders meeting and annual director elections, a change in classification of certain ASI expenses from selling, and also the relationship of fixed expenses to soft revenues. The 1999 improvement reflects a lower level of general and administrative expenses incurred on behalf of the ASI business, relative to sales.

     Amortization of intangibles was $16.4 million, $15.5 million and $10.3 million in fiscal 2000, 1999 and 1998, respectively. Fiscal 2000 includes goodwill amortization from the WECO acquisition, and a full year from the Abell-Howe and Camlok/Tigrip acquisitions; 1999 includes a full year of goodwill amortization resulting from the ASI acquisition; 1998 includes a full year of goodwill amortization resulting from the Yale acquisition.

     Interest and debt expense was $34.7 million, $35.9 million and $25.1 million in fiscal 2000, 1999 and 1998, respectively. The fiscal 2000 decrease is primarily due to the payment of debt based on strong operating cash flow less funds used to finance acquisitions, offset by increased interest rates. The fiscal 1999 increase was primarily due to the financing required to complete the ASI acquisition. As a percentage of consolidated net sales, interest and debt expense was 4.7%, 4.9% and 4.4% in fiscal 2000, 1999 and 1998, respectively.

     Interest and other income was $1.3 million, $1.6 million and $1.9 million in fiscal 2000, 1999 and 1998, respectively. The fluctuations reflect changes in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims.

     Income taxes as a percentage of income before income taxes were 50.7%, 45.9% and 48.7% in fiscal 2000, 1999 and 1998, respectively. The percentages reflect the effect of non-deductible goodwill amortization resulting from the business acquisitions, offset by the effects of favorable tax strategies.

     In fiscal 1998, the extraordinary charge for early debt extinguishment of $4.5 million resulted from the non-cash write-off of unamortized deferred financing costs upon refinancing of the Company's bank debt effective March 31, 1998. The charge is net of $3.0 million of tax benefit.

     As a result of the above, net income decreased $10.4 million, or 37.7% in fiscal 2000 and increased $3.5 million or 14.4% in 1999 compared to income before the extraordinary charge for debt extinguishment in 1998. This is based on net income of $17.1 million and $27.4 or 2.3% and 3.7% of consolidated net sales in fiscal 2000 and 1999, respectively, and $24.0 million of income before an extraordinary charge for debt extinguishment in fiscal 1998, or 4.3% of consolidated net sales. Net of the effects of the extraordinary charge, net income increased $8.0 million or 41.0% in 1999, based on net income of $19.5 million, or 3.5% of consolidated revenues in fiscal 1998.


Liquidity and Capital Resources

     On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company (WECO) for $6.4 million in cash, financed by the Company's revolving credit facility.

     On March 1, 1999, GL International was merged with and into the Company through the issuance of 897,114 shares of newly issued Company stock and options to purchase 154,848 shares of Company stock for all issued and outstanding stock and options of GL. The fair market value of the stock and options exchanged was approximately $20.6 million.

     On January 29, 1999, the Company acquired all of the outstanding stock of Camlok and the net assets of the Tigrip product line for $10.6 million in cash, financed by a German subsidiary revolving credit facility and term note.

     On December 4, 1998, the Company acquired all of the outstanding stock of Gautier for $3 million in cash, financed by the Company's revolving credit facility.

     During October 1998, the Company's ESOP borrowed $7.7 million from the Company and purchased 479,900 shares of Company common stock on the open market at an average cost of $16 per share.

     On August 21, 1998, the Company acquired the net assets of Abell-Howe for $7 million in cash, financed by the Company's revolving credit facility.

     On August 7, 1998, the Company sold its Mechanical Products division for $11.5 million, consisting of $9.1 million in cash and a $2.4 million note receivable.

     On March 31, 1998, the Company acquired all of the outstanding stock of ASI for approximately $155 million of cash, which was financed by proceeds from the Company's revolving credit facility and a private placement of senior subordinated notes, both of which also closed effective March 31, 1998. The Company's previously existing Term Loan A, Term Loan B and revolving credit facility were repaid and retired on March 31, 1998.

     On January 7, 1998, the Company acquired all of the outstanding stock of Univeyor for approximately $15 million of cash plus the assumption of certain debt, financed by the Company's revolving credit facility.

     The 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, reduced to $275 million and $250 million effective March 31, 2001 and 2002, respectively, against which $202 million was outstanding at March 31, 2000. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 200 basis points at March 31, 2000. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. To manage its exposure to interest rate fluctuations, the Company has an interest rate swap.

     The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199.5 million, net of original issue discount of $0.5 million and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1.9 million of proceeds from rate hedging in advance of the placement. Provisions of the 8 1/2% Notes include, without limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined). On or after April 1, 2003, they are redeemable at prices declining annually from 108.5% to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes with the proceeds of equity offerings at a redemption price of 108.5%, subject to certain restrictions. In the event of a Change of Control (as defined), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are not subject to any sinking fund requirements.

     The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

     Net cash provided by operating activities was $36.7 million in fiscal 2000, $57.5 million in 1999, and $38.4 million in 1998. The $20.8 million decrease in fiscal 2000 compared to 1999 results from decreased net income of $10.3 million and an increase in net working capital components, primarily accounts receivable. The $19.1 million increase in fiscal 1999 compared to 1998 results from increased net income of $8.0 million, increased depreciation and amortization of $7.3 million, and a decrease in net working capital components, offset by the extraordinary charge for early debt extinguishment of $4.5 million in 1998. Operating assets net of liabilities used cash of $13.3 million in fiscal 2000, provided cash of $4.4 million in fiscal 1999, and used cash of $5.5 million in fiscal 1998.

       Net cash used in investing activities was $18.9 million in fiscal 2000 compared to $23.9 million in 1999 and $185.0 million in 1998. The 2000 amount includes the acquisition of WECO for $6.4 million. The 1999 amount includes the acquisitions of Camlok/Tigrip, Gautier, and Abell-Howe for $20.0 million, net of cash acquired; it is reduced by $8.8 million of net proceeds from the Mechanical Products divestiture and $2.2 million of proceeds from the sale of a portion of land acquired with Yale in fiscal 1997. The 1998 amount includes the acquisitions of ASI, Univeyor and a GL business acquisition for $175.7 million, net of cash acquired; it is reduced by $4.6 million of proceeds from the sale of a portion of the non-operating Yale land.

Capital Expenditures

     In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for fiscal 2000, 1999 and 1998 were $8.1 million, $13.0 million and $11.4 million, respectively, excluding those capital assets acquired in conjunction with business acquisitions. The lower spending in fiscal 2000 reflects a deferral of certain projects due to soft market conditions.


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


Seasonality and Quarterly Results

     Quarterly results may be materially affected by the timing of large customer orders, by periods of high vacation and holiday concentrations, and by acquisitions and the magnitude of acquisition costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.


Year 2000 Conversions

     The Company successfully transitioned into the Year 2000. During the millennium weekend, a corporate-wide team of internal and external resources performed an on-site assessment of business systems, infrastructure, telecommunications components and facilities. No significant issues were identified, nor have any arisen to date.

     The Company completed its Year 2000 assessment in 1999. By year-end, at least 98% of all computer-controlled equipment and software were Year 2000 ready. The components that were not Year 2000 ready did not pose significant operational concerns for the Company. The remaining modifications were completed in February 2000. All areas are operating as designed, however the Company is continuing to monitor the Year 2000 status of all business units.

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


Effects of New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS 137 in June of 1999 which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement will not have a material impact on the Company at the present time.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company does not believe that the requirements of SAB No. 101 will have any effect on or require any adjustments to the Company's results of operations and financial position.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

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

     Approximately 17% of the Company's sales are from manufacturing plants and sales offices in foreign jurisdictions. The Company manufactures its products in the United States, Canada, Germany, Denmark, the United Kingdom, Mexico, France and China and sells its products and solutions in over 50 countries annually. The Company's results of operations could be affected by such factors as changes in foreign currency rates or weak economic conditions in foreign markets. The Company's operating results are exposed to fluctuations between the US dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese renminbi. For example, when the US dollar strengthens against the Canadian dollar,  the value of sales  and net  income  denominated  in  Canadian  dollars decreases when translated into US dollars for inclusion in the Company's consolidated results. The Company also is exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. The Company's foreign currency risk is mitigated since the majority of foreign operations' sales and the related expense transactions are denominated in the same currency. In addition, the majority of export sale transactions are denominated in US dollars. Accordingly, the Company currently does not invest in derivative instruments such as foreign exchange contracts to hedge foreign currency transactions.

     The Company controls risk related to changes in interest rates through structuring its debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions. At March 31, 2000, approximately 49% of the Company's outstanding debt has fixed interest rates. At that date, the Company has approximately $210.8 million of variable rate non-current debt and has an interest rate swap with a notional amount of $3.5 million maturing in July 2000 based on LIBOR at 5.9025%, plus the applicable margin based on the Company's leverage ratio. Under this agreement, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $207.3 million of debt that is not covered by the swap agreement by approximately $2.1 million.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2000:
     Reports of Independent Auditors................................        F-2
     Consolidated Balance Sheets....................................        F-4
     Consolidated Statements of Income..............................        F-5
     Consolidated Statements of Shareholders' Equity................        F-6
     Consolidated Statements of Cash Flows..........................        F-7
     Notes to Consolidated Financial Statements.....................        F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Columbus McKinnon Corporation

     We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the GL International, Inc. statements of income and cash flows for the year ended March 31, 1998, which statements reflect total revenues of $59,860,000 for the year ended March 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GL International, Inc. for 1998, is solely based on the report of such other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/ ERNST & YOUNG LLP

Buffalo, New York
May 12, 2000

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




                                              /s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
August 24, 1998


                          COLUMBUS McKINNON CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                         March 31,
                                                                                                         ---------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                      (In thousands)

                                           ASSETS

Current assets:
     Cash and cash equivalents.............................................................       $ 7,582       $ 6,867
     Trade accounts receivable, less allowance for doubtful accounts ($2,236
        and $2,271 respectively)...........................................................       143,401       136,988
     Unbilled revenues.....................................................................        24,447         9,821
     Inventories...........................................................................       108,291       115,979
     Net assets held for sale..............................................................         9,272         8,214
     Prepaid expenses......................................................................         6,181         8,160
                                                                                                  -------       -------
Total current assets.......................................................................       299,174       286,029
Net property, plant, and equipment.........................................................        87,297        90,004
Goodwill and other intangibles, net........................................................       339,603       357,727
Marketable securities......................................................................        23,193        19,355
Deferred taxes on income...................................................................         4,237         5,627
Other assets...............................................................................         6,320         8,169
                                                                                                  -------       -------
Total assets...............................................................................      $759,824      $766,911
                                                                                                 ========      ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks................................................................       $ 2,677       $ 4,590
     Trade accounts payable................................................................        49,621        54,651
     Excess billings.......................................................................         4,288         5,058
     Accrued liabilities...................................................................        51,246        54,331
     Current portion of long-term debt.....................................................         3,493         1,926
                                                                                                  -------       -------
Total current liabilities..................................................................       111,325       120,556
Senior debt, less current portion..........................................................       210,684       222,165
Subordinated debt..........................................................................       199,574       199,521
Other non-current liabilities..............................................................        34,788        35,995
                                                                                                  -------       -------
Total liabilities..........................................................................       556,371       578,237
                                                                                                  -------       -------
Shareholders' equity:
     Class A voting common stock; 50,000,000 shares authorized; 14,877,405
        and 14,663,697 shares issued.......................................................           149           146
     Additional paid-in capital............................................................       106,884       102,313
     Retained earnings.....................................................................       113,582       100,455
     ESOP debt guarantee; 606,559 and 708,382 shares.......................................        (8,703)       (9,865)
     Unearned restricted stock; 103,120 and 145,550 shares.................................        (2,843)       (1,009)
     Accumulated other comprehensive loss..................................................        (5,616)       (3,366)
                                                                                                  -------       -------
Total shareholders' equity.................................................................       203,453       188,674
                                                                                                  -------       -------
Total liabilities and shareholders' equity.................................................      $759,824      $766,911
                                                                                                 ========      ========
                             See accompanying notes.



                          COLUMBUS McKINNON CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            Year Ended March 31,
                                                                            --------------------
                                                                     2000           1999           1998
                                                                     ----           ----           ----
                                                                               (In thousands,
                                                                           except per share data)
Net sales.....................................................     $736,254       $735,445      $561,823
Cost of products sold.........................................      556,145        542,975       401,669
                                                                   --------       --------      --------
Gross profit..................................................      180,109        192,470       160,154
Selling expenses..............................................       50,450         52,059        46,578
General and administrative expenses...........................       45,225         39,850        33,361
Amortization of intangibles...................................       16,392         15,479        10,297
                                                                   --------       --------      --------
                                                                    112,067        107,388        90,236
                                                                   --------       --------      --------
Income from operations........................................       68,042         85,082        69,918
Interest and debt expense.....................................       34,698         35,923        25,104
Interest and other income.....................................        1,314          1,565         1,940
                                                                   --------       --------      --------
Income before income taxes and extraordinary charge...........       34,658         50,724        46,754
Income tax expense............................................       17,578         23,288        22,776
                                                                   --------       --------      --------
Income before extraordinary charge............................       17,080         27,436        23,978
Extraordinary charge for early debt extinguishment............            -              -        (4,520)
                                                                   --------       --------      --------
Net income....................................................     $ 17,080       $ 27,436      $ 19,458
                                                                   ========       ========      ========

Earnings per share data, basic:
     Income before extraordinary charge for
        debt extinguishment...................................       $ 1.21        $ 1.94         $ 1.69
     Extraordinary charge for debt extinguishment.............            -             -          (0.32)
                                                                     ------        ------         ------
     Net income...............................................       $ 1.21        $ 1.94         $ 1.37
                                                                     ======        ======         ======
Earnings per share data, diluted:
     Income before extraordinary charge for
        debt extinguishment...................................       $ 1.20        $ 1.92         $ 1.66
     Extraordinary charge for debt extinguishment.............            -             -          (0.31)
                                                                     ------        ------         ------
     Net income...............................................       $ 1.20        $ 1.92         $ 1.35
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



                                               COLUMBUS McKINNON CORPORATION

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (In thousands, except share and per share data)

                                       Common     Addi-                                          Accumulated
                                       Stock      tional                  ESOP       Unearned       Other            Total
                                       ($.01     Paid-in     Retained     Debt      Restricted  Comprehensive    Shareholders'
                                     par value)  Capital     Earnings   Guarantee      Stock     Income (Loss)       Equity
                                     ---------   -------     --------   ---------      -----     ------------        ------
Balance at March 31, 1997..........      $ 137  $ 95,254     $ 60,999    $ (4,201)     $ (821)      $ (1,212)       $150,156
Issued 897,114 common shares.......          9     3,881            -           -           -              -           3,890
Comprehensive income:
Net income 1998....................          -         -       19,458           -           -              -          19,458
Change in foreign currency
   translation adjustment..........          -         -            -           -           -         (1,527)         (1,527)
Net unrealized gain on investments.          -         -            -           -           -            558             558
Change in minimum pension
   liability adjustment............          -         -            -           -           -           (447)           (447)
                                                                                                                    --------
Total comprehensive income.........          -         -            -           -           -              -          18,042
Earned 101,416 ESOP shares.........          -     1,270            -         998           -              -           2,268
Earned portion of restricted stock.          -        20            -           -         283              -             303
Common dividends declared
   $0.28 per share.................          -         -       (3,713)          -           -              -          (3,713)
                                         -----  --------     --------    --------      ------       --------        --------
Balance at March 31, 1998..........      $ 146  $100,425     $ 76,744    $ (3,203)     $ (538)      $ (2,628)       $170,946
Comprehensive income:
Net income 1999....................          -         -       27,436           -           -              -          27,436
Change in foreign currency
  translation adjustment..........           -         -            -           -           -         (1,399)         (1,399)
Net unrealized gain on investments.          -         -            -           -           -            714             714
Change in minimum pension
   liability adjustment............          -         -            -           -           -            (53)            (53)
                                                                                                                    --------
Total comprehensive income.........          -         -            -           -           -              -          26,698
Earned 96,610 ESOP shares..........          -     1,108            -       1,020           -              -           2,128
Repurchase of 479,900 common shares
   by ESOP.........................          -         -            -      (7,682)          -              -          (7,682)
Restricted common stock granted,
   19,500 shares net of 1,275
   shares cancelled................          -       780            -           -        (759)             -              21
Earned portion of restricted stock.          -         -            -           -         288              -             288
Common dividends declared
  $0.28 per share..................          -         -       (3,725)          -           -              -          (3,725)
                                         -----  --------     --------    --------    --------       --------        --------

Balance at March 31, 1999..........      $ 146  $102,313     $100,455    $ (9,865)   $ (1,009)      $ (3,366)       $188,674
Comprehensive income:
Net income 2000....................          -         -       17,080           -           -              -          17,080
Change in foreign currency
  translation adjustment...........          -         -            -           -           -         (3,129)         (3,129)
Net unrealized gain on investments.          -         -            -           -           -            520             520
Change in minimum pension
   liability adjustment............          -         -            -           -           -            359             359
                                                                                                                    --------
Total comprehensive income.........          -         -            -           -           -              -          14,830
Earned 101,822 ESOP shares.........          -       590            -       1,162           -              -           1,752
Restricted common stock granted,
   60,700 shares...................          1     2,871            -           -      (2,872)             -               -
Earned portion of restricted stock.          -         -            -           -       1,038              -           1,038
Stock options exercised,
   153,008 shares                            2     1,110            -           -           -              -           1,112
Common dividends declared
  $0.28 per share..................          -         -       (3,953)          -           -              -          (3,953)
                                         -----  --------     --------    --------    --------       --------        --------
Balance at March 31, 2000..........      $ 149  $106,884     $113,582    $ (8,703)   $ (2,843)      $ (5,616)       $203,453
                                         =====  ========     ========    ========    ========       ========        ========




                             See accompanying notes.



                          COLUMBUS McKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year ended March 31,
                                                                                              --------------------
                                                                                         2000        1999          1998
                                                                                         ----        ----          ----
                                                                                                (In thousands)

Operating activities:
Net income........................................................................     $17,080    $ 27,436     $ 19,458
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Extraordinary charge for early debt extinguishment...........................           -           -        4,520
     Depreciation and amortization................................................      28,536      27,256       19,896
     Deferred income taxes........................................................       3,600      (2,235)          55
     Other........................................................................         823         624            -
     Changes in operating assets and liabilities net of effects from businesses purchased:
          Trade accounts receivable and unbilled revenues.........................     (20,081)         37       (8,224)
          Inventories.............................................................       8,659        (865)      (5,454)
          Prepaid expenses........................................................        (164)      1,952        4,008
          Other assets............................................................       1,334         (96)       2,135
          Trade accounts payable and excess billings..............................      (6,329)     (5,940)        (646)
          Accrued and non-current liabilities.....................................       3,263       9,324        2,672
                                                                                       -------     -------      -------
Net cash provided by operating activities.........................................      36,721      57,493       38,420
                                                                                       -------     -------      -------
Investing activities:
Purchase of marketable securities, net............................................      (3,318)     (1,976)      (2,517)
Capital expenditures..............................................................      (8,102)    (12,992)     (11,406)
Proceeds from sale of business....................................................           -       8,801            -
Purchase of businesses, net of cash acquired......................................      (6,430)    (19,958)    (175,686)
Net assets held for sale..........................................................      (1,058)      2,182        4,575
                                                                                       -------     -------      -------
Net cash used in investing activities.............................................     (18,908)    (23,943)    (185,034)
                                                                                       -------     -------      -------
Financing activities:
Proceeds from issuance of common stock, net.......................................           3           -        1,914
Net (payments) borrowings under revolving line-of-credit
   agreements.....................................................................      (9,313)    (28,194)     159,101
Repayment of debt.................................................................      (2,514)     (8,179)    (198,251)
Proceeds from issuance of long-term debt, net.....................................         -             -      203,357
Deferred financing costs incurred.................................................        (997)     (1,272)      (1,313)
Dividends paid ...................................................................      (3,953)     (3,725)      (3,713)
Repurchase of stock by ESOP.......................................................          -       (7,682)           -
Change in ESOP debt guarantee.....................................................       1,162       1,020          998
                                                                                       -------     -------      -------
Net cash (used in) provided by financing activities...............................     (15,612)    (48,032)     162,093
Effect of exchange rate changes on cash...........................................      (1,486)     (1,512)      (1,525)
                                                                                       -------     -------      -------
Net change in cash and cash equivalents...........................................         715     (15,994)      13,954
Cash and cash equivalents at beginning of year....................................       6,867      22,861        8,907
                                                                                       -------     -------      -------
Cash and cash equivalents at end of year..........................................     $ 7,582     $ 6,867     $ 22,861
                                                                                       =======     =======      =======
Supplementary cash flows data:
     Interest paid................................................................   $ 35,176     $ 27,595     $ 26,553
     Income taxes paid............................................................   $ 17,614     $ 22,829     $ 15,040

                             See accompanying notes.


                          COLUMBUS McKINNON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Business Acquisitions

     Columbus McKinnon Corporation (the Company) is a broad-line designer, manufacturer and supplier of sophisticated material handling products and integrated material handling solutions. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally (primarily North America) in the automotive industry. The Company's integrated material handling solutions industrial businesses primarily deal with end users and sales are concentrated, domestically and internationally (primarily Europe) in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. During fiscal 2000, approximately 75% of sales were to customers in the United States.

     On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company ("WECO"), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million and was financed by proceeds from the Company's revolving debt facility. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 2000 include WECO activity since its April 29, 1999 acquisition by the Company.

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

     On March 31, 1998, the Company acquired all of the outstanding stock of LICO, Inc. (now known as "ASI"), a leading designer, manufacturer and installer of custom conveyor and automated material handling systems primarily for the automotive industry. The total cost of the acquisition, which was accounted for as a purchase, was approximately $155 million of cash, which was financed by proceeds from the Company's revolving credit facility and a private placement of senior subordinated notes, both of which also closed effective March 31, 1998. The consolidated statement of income and the consolidated statement of cash flows for the year ended March 31, 1998 do not include any ASI activity.

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

2. Accounting Principles and Practices

   Cash and Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   Concentrations of Labor

     Approximately 30% of the Company's employees are represented by twelve separate domestic and Canadian collective bargaining agreements which terminate at various times between May 14, 2001 and March 31, 2004. Approximately 2% of the labor force is covered by collective bargaining agreements that will expire within one year. In addition, the Company hires union production workers for field installation under its material handling systems contracts.

   Consolidation

     These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

   Foreign Currency Translations

     The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated to US dollars at average exchange rates for the year. All assets and liabilities are translated to US dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive income (loss) in the shareholders' equity section of the balance sheet.

   Goodwill

     It is the Company's policy to account for goodwill and other intangible assets at the lower of amortized cost or fair value based on discounted cash flows, if indicators of impairment exist. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related businesses in accordance with the provisions of SFAS No. 121. As a result of the Univeyor, ASI, Abell-Howe, Gautier, Camlok/Tigrip, and WECO acquisitions, the Company recorded approximately $9 million, $123 million, $3 million, $1 million, $6 million, and $4 million of goodwill, respectively, which is being amortized on a straight-line basis over twenty-five years. As a result of the sale of Mechanical Products, the Company reduced goodwill by approximately $8 million. At March 31, 2000 and 1999 accumulated amortization was $46,256,000 and $29,864,000, respectively.

   Inventories

     Inventories are valued at the lower of cost or market. Costs of approximately 48% of inventories at March 31, 2000 and 1999 have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

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

   Net Assets Held for Sale

     Certain non-operating real estate properties and equipment were acquired as part of the 1996 acquisition of Yale Industrial Products, Inc. Certain properties were sold during fiscal 1998 through fiscal 2000 and additional monies were advanced to further the development of the properties with the remaining assets held for sale expected to be sold in fiscal 2001. They have been recorded at their estimated realizable values net of disposal costs, separately reflected on the consolidated balance sheet and amounting to $9,272,000 and $8,214,000 as of March 31, 2000 and 1999, respectively.

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

   Reclassification

     Certain reclassifications of the fiscal 1999 and 1998 footnote amounts have been made to conform with the fiscal 2000 presentation.

   Research and Development

     Research and development costs as defined in FAS No. 2, for the years ended March 31, 2000, 1999 and 1998 were $1,556,000, $1,663,000 and $1,497,000, respectively.

   Revenue Recognition and Concentration of Credit Risk

     Sales are recorded when title passes to the customer which is at time of shipment to the customer, except for long-term construction contracts as described below. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.

     ASI and Univeyor recognize contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (excess billings) and current assets (unbilled revenues), respectively.

     As of March 31, 2000, approximately $21 million ($26 million in 1999) of trade accounts receivable was concentrated in the automotive industry, including retainages amounting to $7,484,000 ($9,061,000 in 1999). The accounts receivable included $17,861,000 ($22,007,000 in 1999) due from General Motors Corporation. This one customer accounted for $99,097,000 or 13% of consolidated net sales and is included within the Solutions - Automotive segment for the year ended March 31, 2000 ($96,663,000 or 13% for the year ended March 31, 1999).

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3. Unbilled Revenues and Excess Billings

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                   2000          1999
                                                                                                   ----          ----
                                                                                                     (In thousands)

     Costs incurred on uncompleted contracts............................................        $ 368,140     $ 255,706
     Estimated earnings.................................................................           64,497        54,013
                                                                                                ---------     ---------
     Revenues earned to date............................................................          432,637       309,719
     Less billings to date..............................................................          412,478       304,956
                                                                                                ---------     ---------
                                                                                                $  20,159     $   4,763
                                                                                                =========     =========



     The net amounts above are included in the consolidated balance sheets under the following captions:

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                   2000          1999
                                                                                                   ----          ----
                                                                                                     (In thousands)

     Unbilled revenues..................................................................          $24,447        $9,821
     Excess billings....................................................................           (4,288)       (5,058)
                                                                                                 --------       -------
                                                                                                 $ 20,159       $ 4,763
                                                                                                 ========       =======


4.   Inventories

     Inventories consisted of the following:

                                                                                                        March 31,
                                                                                                        --------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                      (In thousands)

     At cost--FIFO basis:
          Raw materials...................................................................        $ 57,198     $ 54,648
          Work-in-process.................................................................          20,240       21,663
          Finished goods..................................................................          38,329       45,042
                                                                                                  --------     --------
                                                                                                   115,767      121,353
     LIFO cost less than FIFO cost........................................................          (7,476)      (5,374)
                                                                                                  --------     --------
     Net inventories......................................................................        $108,291     $115,979
                                                                                                  ========     ========


5. Marketable Securities

     Marketable securities are retained for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc. (see Notes 2 and 13). The following is a summary of available-for-sale securities at March 31, 2000:

                                                                                 Gross             Gross      Estimated
                                                                              Unrealized         Unrealized      Fair
                                                                    Cost         Gains             Losses        Value
                                                                    ----         -----             ------        -----
                                                                                       (In thousands)
     Government securities.................................       $ 7,171        $    75           $  53       $ 7,193
     U. S. corporate securities............................         1,183              2              35         1,150
                                                                  -------        -------           -----       -------
          Total debt securities............................         8,354             77              88         8,343
     Equity securities.....................................        10,119          5,124             393        14,850
                                                                  -------        -------           -----       -------
                                                                  $18,473        $ 5,201           $ 481       $23,193
                                                                  =======        =======           =====       =======











5. Marketable Securities (continued)

     The following is a summary of available-for-sale securities at March 31, 1999:

                                                                                 Gross             Gross       Estimated
                                                                              Unrealized         Unrealized      Fair
                                                                    Cost         Gains             Losses        Value
                                                                    ----         -----             ------        -----
                                                                                        (In thousands)
     Government securities.................................       $ 7,668        $   203            $  1       $ 7,870
     U. S. corporate securities............................           700             31               -           731
                                                                  -------        -------            ----       -------
          Total debt securities............................         8,368            234               1         8,601
     Equity securities.....................................         7,134          3,710              90        10,754
                                                                  -------        -------            ----       -------
                                                                  $15,502        $ 3,944            $ 91       $19,355
                                                                  =======        =======            ====       =======

     The amortized cost and estimated fair value of debt and equity securities at March 31, 2000, by contractual maturity, are shown below:

                                                                                                              Estimated
                                                                                                                Fair
                                                                                                   Cost         Value
                                                                                                   ----         -----
                                                                                                      (In thousands)
     Due in one year or less....................................................                 $ 1,296       $ 1,296
     Due after one year through three years.....................................                     402           401
     Due after three years......................................................                   6,656         6,646
                                                                                                 -------       -------
                                                                                                   8,354         8,343
     Equity securities..........................................................                  10,119        14,850
                                                                                                 -------       -------
                                                                                                 $18,473       $23,193
                                                                                                 =======       =======

     Net unrealized gains included in the balance sheet amounted to $4,720,000 and $3,853,000 at March 31, 2000 and 1999, respectively. The amounts, net of related income taxes of $1,888,000 and $1,541,000 at March 31, 2000 and 1999, respectively, are reflected as a component of accumulated other comprehensive income (loss) within shareholders' equity.


6.   Property, Plant, and Equipment

     Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                    2000         1999
                                                                                                    ----         ----
                                                                                                     (In thousands)
     Land and land improvements.........................................................          $ 5,032      $ 4,592
     Buildings..........................................................................           33,000       31,880
     Machinery, equipment, and leasehold improvements...................................           98,842       92,991
     Construction in progress...........................................................            3,310        2,589
                                                                                                  -------      -------
                                                                                                  140,184      132,052
     Less accumulated depreciation......................................................           52,887       42,048
                                                                                                  -------      -------
     Net property, plant, and equipment.................................................          $87,297      $90,004
                                                                                                  =======      =======




7.   Accrued Liabilities and Other Non-current Liabilities

     Consolidated accrued liabilities of the Company included the following:

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                    2000         1999
                                                                                                    ----         ----
                                                                                                     (In thousands)
     Accrued payroll.....................................................................         $17,012      $15,247
     Accrued pension cost................................................................           4,262        4,508
     Interest payable....................................................................           9,916       10,394
     Income taxes payable................................................................           4,649       10,133
     Other accrued liabilities...........................................................          15,407       14,049
                                                                                                  -------      -------
                                                                                                  $51,246      $54,331
                                                                                                  =======      =======

     Consolidated other non-current liabilities of the Company included the following:

                                                                                                         March 31,
                                                                                                         ---------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                      (In thousands)
     Accumulated postretirement benefit obligation.......................................         $13,970       $15,379
     Accrued general and product liability costs.........................................          14,550        11,416
     Other non-current liabilities.......................................................           6,268         9,200
                                                                                                  -------       -------
                                                                                                  $34,788       $35,995
                                                                                                  =======       =======




8.   Long-Term Debt

     Consolidated long-term debt payable to banks (except as noted) of the Company consisted of the following:

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                  2000            1999
                                                                                                  ----            ----
                                                                                                     (In thousands)
     Revolving Credit Facility with  availability up to $300 million,  due March
        31, 2003, reduced to $275 million and $250 million effective March 31,
        2001,  and  2002,  respectively,  with  interest  payable  at varying
        Eurodollar  rates  based  on  LIBOR  plus a spread  determined by the
        Company's leverage ratio, amounting to 200 basis points at March 31,
        2000 (8.02% and 6.09% at March 31, 2000 and 1999)...............................         $205,000       $212,400
     Industrial Development Revenue Bonds paid in full on June 1, 2000 with interest at varying effective rates (4.22% and 3.58% at March 31, 2000
        and 1999).......................................................................              986          1,608
     Term loan of foreign subsidiary payable in two installments of $1,456,000 and $1,942,000, due on December 30, 2000 and December 30, 2001,
        respectively; interest payable monthly at 4.255%................................            3,398          3,825
     Employee Stock Ownership Plan term loans payable in quarterly installments of $148,000 through January 2002 and $824,000 in April 2002 plus interest payable at a Eurodollar rate based on LIBOR plus a spread determined by the Company's leverage ratio (8.18% and 6.62% at March
        31, 2000 and 1999)...............................................................           2,008          3,173
     Other senior debt...................................................................           2,785          3,085
                                                                                                 --------       --------
     Total senior debt...................................................................         214,177        224,091
     8 1/2% Senior Subordinated Notes due March 31, 2008 with interest payable in semi-annual installments at 8.45% effective rate, recorded net of
        unamortized discount of $426,000 ($479,000 at March 31, 1999)...................          199,574        199,521
                                                                                                 --------       --------
     Total...............................................................................         413,751        423,612
     Less current portion................................................................           3,493          1,926
                                                                                                 --------       --------
                                                                                                 $410,258       $421,686
                                                                                                 ========       ========



     On March 31, 1998, the Company entered into a new revolving credit facility ("1998 Revolving Credit Facility") with a group of financial institutions. Concurrently, the Company issued $200 million of 8 1/2% Senior Subordinated Notes ("the 8 1/2% Notes") due March 31, 2008. Proceeds from both the bank refinancing and the note offering were used to finance the acquisition of ASI, and to repay the outstanding balances and retire the Company's then existing Term Loan A, Term Loan B and revolving credit facility.

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

     To manage its exposure to interest rate fluctuations, the Company has an interest rate swap with a notional amount of $3.5 million from January 2, 1999 through July 2, 2000, based on LIBOR at 5.9025%. Net payments or receipts under the swap agreement are recorded as adjustments to interest expense. The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair market value of $177,000,000 which is less than the carrying cost of $199,574,000.

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

     The principal payments scheduled to be made as of March 31, 2000 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):

                     2001..........................           3,493
                     2002..........................           2,912
                     2003..........................         206,142
                     2004..........................             240
                     2005..........................             167


     As of March 31, 2000, the Company had letters of credit outstanding of $3.4 million, including those issued as security for the IDRBs as referred to above.

9.   Retirement Plans

     The Company provides defined benefit pension plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of plans:

                                                                                                         March 31,
                                                                                                         ---------
                                                                                                    2000           1999
                                                                                                    ----           ----
                                                                                                      (In thousands)

     Change in benefit obligation:
          Benefit obligation at beginning of year........................................        $ 70,621       $ 69,680
          Benefit obligation of sold businesses..........................................               -         (9,590)
          Service cost...................................................................           4,329          3,151
          Interest cost..................................................................           4,805          4,489
          Effect of amendments...........................................................             115              -
          Actuarial (gain) loss..........................................................          (5,359)         5,866
          Benefits paid..................................................................          (3,191)        (2,975)
                                                                                                 --------       --------
          Benefit obligation at end of year..............................................        $ 71,320       $ 70,621
                                                                                                 ========       ========

     Change in plan assets:
          Fair value of plan assets at beginning of year.................................          66,276         69,203
          Assets of sold plans...........................................................               -        (10,348)
          Actual return on plan assets...................................................           6,984          7,015
          Employer contribution..........................................................           3,395          3,381
          Benefits paid..................................................................          (3,191)        (2,975)
                                                                                                 --------       --------
          Fair value of plan assets at end of year.......................................        $ 73,464       $ 66,276
                                                                                                 ========       ========

          Funded Status .................................................................        $  2,144       $ (4,345)
          Unrecognized transition obligation.............................................             (57)           (85)
          Unrecognized actuarial (gain) loss.............................................          (5,353)         1,661
          Unrecognized prior service cost................................................           1,850          1,610
                                                                                                 --------       --------
          Net amount recognized..........................................................        $ (1,416)      $ (1,159)
                                                                                                 ========       ========


     Amounts recognized in the consolidated balance sheets are as follows:

          Intangible asset...............................................................        $  1,158       $  1,172
          Accrued liabilities............................................................          (3,710)        (4,066)
          Deferred tax effect of equity charge...........................................             454            694
          Accumulated other comprehensive income.........................................             682          1,041
                                                                                                 --------       --------
          Net amount recognized..........................................................        $ (1,416)      $ (1,159)
                                                                                                 ========       ========


     Net periodic pension cost included the following components:

                                                                                            Year Ended March 31,
                                                                                            --------------------
                                                                                        2000        1999        1998
                                                                                        ----        ----        ----
                                                                                               (In thousands)

     Service costs--benefits earned during the period............................      $4,329      $3,151      $3,244
     Interest cost on projected benefit obligation..............................        4,805       4,489       4,787
     Expected return on plan assets.............................................       (5,732)     (5,124)     (6,670)
     Net amortization...........................................................          251         167       1,951
                                                                                       ------      ------      ------
     Net periodic pension cost..................................................       $3,653      $2,683      $3,312
                                                                                       ======      ======      ======

     The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $10,992,000 and $8,122,000, respectively as of March 31, 2000 and $56,488,000 and $49,040,000, respectively as of March 31, 1999.

     The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $10,237,000 and $8,122,000, respectively as of March 31, 2000 and $9,932,000 and $7,293,000, respectively as of March 31, 1999.

     The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of all of the defined benefit plans was 7.5% and 7% as of March 31, 2000 and 1999, respectively. Future average compensation increases are assumed to be 4.0% per year as of March 31, 2000 and 1999. The weighted-average expected long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8 7/8% for the each of the years ended March 31, 2000, 1999 and 1998. Plan assets consist of equities, corporate and government securities, and fixed income annuity contracts.

     The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

     The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. Effective April 1, 1998, these plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,660,000 and $1,410,000 for the years ended March 31, 2000 and 1999, respectively.

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

     Substantially all of the Company's domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $1,752,000, $2,128,000 and $2,268,000 in fiscal 2000, 1999 and
1998, respectively, is recorded based on the guarantee release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are applied toward debt service.

     During fiscal 1999, the ESOP borrowed $7,682,000 from the Company and purchased 479,900 shares on the open market at an average cost of $16 per share.

     At  March  31,  2000  and  1999,   889,555  and  886,684  of  ESOP  shares,
respectively, were allocated or available to be allocated to participants' accounts. At March 31, 2000 and 1999, 606,559 and 708,382 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

     The fair market value of unearned ESOP shares at March 31, 2000 amounted to $7,961,000.


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

     The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following sets forth a reconciliation of benefit obligations and the funded status of the plan:

                                                                                                      March 31,
                                                                                                      ---------
                                                                                                  2000         1999
                                                                                                  ----         ----
                                                                                                   (In thousands)

     Change in benefit obligation:
          Benefit obligation at beginning of year.......................................        $12,412     $ 16,509
          Service cost..................................................................             84          257
          Interest cost.................................................................            816        1,061
          Effect of amendments..........................................................              -       (4,035)
          Actuarial (gain) loss ........................................................           (170)       1,713
          Benefits paid.................................................................         (1,502)      (1,475)
          Curtailment effect............................................................              -       (1,618)
                                                                                               --------     --------
          Benefit obligation at end of year.............................................       $ 11,640     $ 12,412
                                                                                               ========     ========

          Funded Status ................................................................       $(11,640)    $(12,412)
          Unrecognized actuarial loss...................................................            898        1,068
          Unrecognized prior service gain...............................................         (3,228)      (4,035)
                                                                                               --------     --------
          Net amount recognized in other non-current liabilities........................       $(13,970)    $(15,379)
                                                                                               ========     ========

     Net periodic postretirement benefit cost included the following:

                                                                                           Year Ended March 31,
                                                                                           --------------------
                                                                                       2000         1999       1998
                                                                                       ----         ----       ----
                                                                                              (In thousands)
     Service cost--benefits attributed to service during the period..........          $ 84       $  257     $  348
     Interest cost...........................................................           816        1,061      1,203
     Amortization of prior service gain......................................          (807)           -          -
                                                                                       ----       ------     ------
          Net periodic postretirement benefit cost...........................          $ 93       $1,318     $1,551
                                                                                       ====       ======     ======

     For measurement purposes, a 6.5% annual rate of increase in the per capita cost of postretirement medical benefits was assumed at the beginning of the period; the rate was assumed to decrease 0.5% per year to 5.5% by 2001. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7% as of March 31, 2000 and 1999, respectively.

     Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                                                                One Percentage        One Percentage
                                                                                Point Increase        Point Decrease

                                                                                           (In thousands)

          Effect on total of service and interest cost components.........           $  51                $ (46)
          Effect on postretirement obligation.............................             552                 (500)

12. Earnings per Share and Stock Plans

   Earnings per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:

                                                                                           Year Ended March 31,
                                                                                           --------------------
                                                                                       2000        1999        1998
                                                                                       ----        ----        ----
                                                                                              (In thousands)
     Numerator for basic and diluted earnings per share:

        Income before extraordinary charge.....................................       $17,080     $27,436     $23,978
                                                                                      =======     =======     =======
     Denominators:
        Weighted-average common stock outstanding--denominator
          for basic EPS........................................................        14,138      14,137      14,221
        Effect of dilutive employee stock options..............................            83         157         206
                                                                                       ------      ------      ------
        Adjusted weighted-average common stock outstanding and
          assumed conversions--denominator for diluted EPS.....................        14,221      14,294      14,427
                                                                                       ======      ======      ======

     The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 10).


   Stock Plans

     The Company maintains two stock option plans, a Non-Qualified Stock Option Plan ("Non-Qualified Plan") and an Incentive Stock Option Plan ("Incentive Plan"). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. Options granted under the Non-Qualified Plan become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under this plan may be exercised not earlier than one year from the date such option is granted. Options granted under the Incentive Plan become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under this plan may be exercised not earlier than one year and not later than ten years from the date such option is granted.

     In conjunction with the March 1, 1999 merger of GL International, Inc. (see
Note 1), outstanding GL options, which were originally issued in fiscal years 1999 and 1998, became fully vested and were converted into options to acquire 154,848 Company shares at prices of $4.34 to $17.36. Those options expire approximately three years after the date of their original issuance, ranging from September 30, 1999 through June 5, 2001.

     A summary of option transactions during each of the three fiscal years in the period ended March 31, 2000 is as follows:

                                                                                             Year Ended March 31,
                                                                                             --------------------
         Number of Shares                                                               2000         1999         1998
         ----------------                                                               ----         ----         ----
     Outstanding at beginning of year                                                 353,348      354,848      325,051
     Granted                                                                          481,410       31,000       29,797
     Canceled                                                                          (7,000)     (32,500)           -
     Exercised                                                                       (153,008)           -            -
                                                                                      -------      -------      -------
     Outstanding at end of year                                                       674,750      353,348      354,848
                                                                                      =======      =======      =======

     Exercisable at end of year                                                       137,840      247,348      143,300
     Available for grant at end of year                                               827,090    1,301,500    1,300,000



Exercise prices for options outstanding as of March 31, 2000, ranged from $4.34 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2000:

                                                                                                  Weighted-average
                                                    Stock Options         Weighted-average     Remaining Contractual
           Range of Exercise Prices                  Outstanding           Exercise Price               Life
           ------------------------                  -----------           --------------               ----

          Under $10.00...................               19,340                 $ 4.69                    0.2
          $10.00 to $20.00...............              151,350                  15.50                    0.8
          $20.01 to $30.00...............              504,060                  21.25                    3.1
                                                       -------                 ------                    ---
                                                       674,750                 $19.49                    2.5
                                                       =======                 ======                    ===

The following table provides certain information with respect to stock options exercisable at March 31, 2000:

                                                                           Stock Options          Weighted-average
          Range of Exercise Prices                                          Outstanding            Exercise Price
          ------------------------                                          -----------            --------------

          Under $10.00...................                                      19,340                  $ 4.69
          $10.00 to $20.00...............                                     112,500                   15.50
          $20.01 to $30.00...............                                       6,000                   29.00
                                                                              -------                  ------
                                                                              137,840                  $14.57
                                                                              =======                  ======


     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date and the number of options granted is fixed, no compensation expense is recognized.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for issued options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions and yielding the following pro forma results:

                                                                                        Year Ended March 31,
                                                                                        --------------------
                                                                                2000            1999            1998
                                                                                ----            ----            ----
                                                                               (In thousands, except for assumptions
                                                                                    and earnings per share data)
     Assumptions:
         Risk-free interest rate                                                 6.1%            5.5%            5.5%
         Dividend yield - Incentive Plan                                        1.35%           0.97%               -
         Dividend yield - GL conversions                                          N/A           1.33%           1.33%
         Volatility factor                                                      0.352           0.200           0.245
         Expected life - Incentive Plan                                       5 years         4 years               -
         Expected life - GL conversions                                           N/A          1 year         3 years
     Pro forma results:
         Net income                                                         $  16,099       $  25,567       $  18,605
         Earnings per share, basic                                               1.14            1.81            1.31
         Earnings per share, diluted                                             1.13            1.79            1.29


     The Company maintains a Restricted Stock Plan, under which the Company has no shares reserved for issuance at March 31, 2000. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they are issued. It is then ratably amortized over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant. There were 60,700, 19,500, and 0 shares issued during the years ended March 31, 2000, 1999 and 1998, respectively.

13. Loss Contingencies

     General and Product Liability--$13,118,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 2000 ($10,392,000 at March 31, 1999) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 6.83% and 8.20%, to the undiscounted reserves of $16,866,000 and $13,897,000 at March 31, 2000 and 1999, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 5).


14.  Income Taxes

     The following is a reconciliation of the difference between the effective tax rate and the statutory federal tax rate:

                                                                                            Year Ended March 31,
                                                                                            --------------------
                                                                                       2000         1999          1998
                                                                                       ----         ----          ----
                                                                                               (In thousands)

     Computed statutory provision..............................................      $12,121      $17,753       $16,363
     State income taxes net of federal benefit.................................        1,974        1,767         1,945
     Nondeductible goodwill amortization.......................................        4,506        4,540         2,870
     Foreign taxes greater than statutory provision............................          884          790           949
     Research and development credit...........................................         (400)        (639)            -
     Other.....................................................................       (1,507)        (923)          649
                                                                                     -------      -------       -------
     Actual tax provision......................................................      $17,578      $23,288       $22,776
                                                                                     =======      =======       =======

     The provision for income tax expense consisted of the following:

                                                                                            Year Ended March 31,
                                                                                            --------------------
                                                                                       2000         1999          1998
                                                                                       ----         ----          ----
                                                                                               (In thousands)

     Current income tax expense:
          Federal taxes........................................................       $8,391      $18,775       $15,800
          State taxes..........................................................        2,253        2,770         3,081
          Foreign..............................................................        3,334        3,978         3,840
     Deferred income tax (benefit) expense:
          Domestic.............................................................        3,380       (2,298)         (238)
          Foreign..............................................................          220           63           293
                                                                                     -------      -------       -------
                                                                                     $17,578      $23,288       $22,776
                                                                                     =======      =======       =======

     The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes."

     The gross composition of the net current deferred tax (liability)/asset, included in (accrued)/prepaid expenses within the consolidated balance sheet, is as follows:

                                                                                                      March 31,
                                                                                                      ---------
                                                                                                 2000           1999
                                                                                                 ----           ----
                                                                                                    (In thousands)

     Inventory...........................................................................      $ (4,929)     $ (5,366)
     Accrued vacation and incentive costs................................................         1,757         1,596
     Other...............................................................................         2,492         5,945
                                                                                               --------      --------
          Net current deferred tax (liability) asset.....................................      $   (680)     $  2,175
                                                                                               ========      ========

     The gross composition of the net non-current deferred tax asset is as follows:

                                                                                                      March 31,
                                                                                                      ---------
                                                                                                 2000           1999
                                                                                                 ----           ----
                                                                                                    (In thousands)

     Insurance reserves..................................................................       $10,242       $10,718
     Property, plant, and equipment......................................................        (6,514)       (7,438)
     Other...............................................................................           509         2,347
                                                                                                -------       -------
          Net non-current deferred tax asset.............................................       $ 4,237       $ 5,627
                                                                                                =======       =======



     Income before income taxes and extraordinary charge includes foreign subsidiary income of $7,551,000, $9,288,000, and $9,097,000 for the years ended March 31, 2000, 1999, and 1998 respectively. United States income taxes have not been provided on certain unremitted earnings of the Company's foreign subsidiaries as such earnings are considered to be permanently reinvested.


15.  Rental Expense and Lease Commitments

     Rental expense for the years ended March 31, 2000, 1999 and 1998 was $6,279,000, $6,672,000 and $4,478,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2000 under non-cancelable operating leases extending beyond one year (in thousands):

                                                                                                  Vehicles and
     Year Ended March 31,                                                     Real Property         Equipment       Total
     --------------------                                                     -------------         ---------       -----
     2001...........................................................             $ 2,058             $ 1,964      $ 4,022
     2002...........................................................               1,710               1,720        3,430
     2003...........................................................               1,572               1,272        2,844
     2004...........................................................               1,498                 916        2,414
     2005...........................................................               1,468                 480        1,948


16. Summary Financial Information

     The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors) of the 8 1/2% senior subordinated notes follows:

As of and for the year ended March 31, 2000:

                                                                Domestic       Foreign
                                                    Parent    Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                    ------    ------------  ------------   ------------    ------------
                                                                           (In thousands)
As of March 31, 2000:
Current assets:
     Cash.....................................      $ 5,754      $ (1,701)     $  3,529      $       -        $  7,582
     Trade accounts receivable and unbilled
        revenues..............................       67,186        76,325        24,337              -         167,848
     Inventories..............................       47,238        34,552        27,384           (883)        108,291
     Other current assets.....................        3,402         7,714         4,337              -          15,453
                                                   --------      --------      --------      ---------        --------
        Total current assets..................      123,580       116,890        59,587           (883)        299,174
Net property, plant, and equipment............       35,807        32,218        19,272              -          87,297
Goodwill and other intangibles, net...........       41,336       248,121        50,146              -         339,603
Intercompany balances.........................      188,479      (351,292)      (66,245)       229,058               -
Other non-current assets......................      224,823       161,583        (1,977)      (350,679)         33,750
                                                   --------      --------      --------      ---------        --------
        Total assets..........................     $614,025      $207,520      $ 60,783      $(122,504)       $759,824
                                                   ========      ========      ========      =========        ========

Current liabilities...........................     $ 45,663      $ 45,304      $ 21,325      $    (967)       $111,325
Long-term debt, less current portion..........      404,269            13         5,976              -         410,258
Other non-current liabilities.................       14,026        18,042         2,720              -          34,788
                                                   --------      --------      --------      ---------        --------
        Total liabilities.....................      463,958        63,359        30,021           (967)        556,371
Shareholders' equity..........................      150,067       144,161        30,762       (121,537)        203,453
                                                   --------      --------      --------      ---------        --------
        Total liabilities and shareholders'
              equity..........................     $614,025      $207,520      $ 60,783      $(122,504)       $759,824
                                                   ========      ========      ========      =========        ========

For the Year Ended March 31, 2000:
Net sales.....................................     $265,163      $367,421      $126,520      $ (22,850)       $736,254
Cost of products sold.........................      186,225       300,332        92,514        (22,926)        556,145
                                                   --------      --------      --------      ---------        --------
Gross profit..................................       78,938        67,089        34,006             76         180,109
Selling, general and administrative expenses..       41,216        30,876        23,583              -          95,675
Amortization of intangibles...................        2,148        11,701         2,543              -          16,392
                                                   --------      --------      --------      ---------        --------
                                                     43,364        42,577        26,126              -         112,067
                                                   --------      --------      --------      ---------        --------
Income from operations........................       35,574        24,512         7,880             76          68,042
Interest and debt expense.....................       34,010            44           644              -          34,698
Interest and other income.....................          791           236           287              -           1,314
                                                   --------      --------      --------      ---------        --------
Income before income taxes....................        2,355        24,704         7,523             76          34,658
Income tax expense............................        1,110        12,929         3,569            (30)         17,578
                                                   --------      --------      --------      ---------        --------
Net income....................................     $  1,245      $ 11,775      $  3,954      $     106        $ 17,080
                                                   ========      ========      ========      =========        ========












16. Summary Financial Information (continued)
                                                                Domestic       Foreign
                                                    Parent    Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                    ------    ------------  ------------   ------------    ------------
                                                                           (In thousands)
For the Year Ended March 31, 2000:
Operating activities:
Cash provided by (used in) operating
        activities............................     $ 23,591      $  7,575      $  7,135      $  (1,580)       $ 36,721
Investing activities:
Purchase of marketable securities, net........       (3,318)            -             -              -          (3,318)
Capital expenditures..........................       (4,660)       (2,262)       (1,180)             -          (8,102)
Purchase of businesses, net of cash acquired..            -        (6,381)            -            (49)         (6,430)
Net assets held for sale......................            -        (1,058)            -              -          (1,058)
                                                   --------      --------      --------      ---------        --------
Net cash used in investing activities.........       (7,978)       (9,701)       (1,180)           (49)        (18,908)
Financing activities:
Proceeds from issuance of common stock........            3             -             -              -               3
Net (payments) borrowings under revolving
        line-of-credit agreements.............       (7,400)            -        (1,913)             -          (9,313)
Repayment of debt.............................       (1,783)           17          (748)             -          (2,514)
Dividends paid................................       (3,953)            -        (1,580)         1,580          (3,953)
Other.........................................          165             -             -              -             165
                                                   --------      --------      --------      ---------        --------
Net cash (used in) provided by financing
        activites.............................      (12,968)           17        (4,241)         1,580         (15,612)
Effect of exchange rate changes on cash.......            -             -        (1,535)            49          (1,486)
                                                   --------      --------      --------      ---------        --------
Net change in cash and cash equivalents.......        2,645        (2,109)          179              -             715
Cash and cash equivalents at beginning of
        year..................................        3,109           408         3,350              -           6,867
                                                   --------      --------      --------      ---------        --------
Cash and cash equivalents at end of year......     $  5,754      $ (1,701)     $  3,529      $       -        $  7,582
                                                   ========      ========      ========      =========        ========



As of and for the year ended March 31, 1999:
                                                                Domestic       Foreign
                                                    Parent    Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                    ------    ------------  ------------   ------------    ------------
                                                                           (In thousands)
As of March 31, 1999:
Current assets:
     Cash.....................................      $ 3,109      $    408      $  3,350      $       -        $  6,867
     Trade accounts receivable and
        unbilled revenues.....................       55,749        66,556        24,774              -         146,809
     Inventories..............................       47,792        41,707        27,488         (1,008)        115,979
     Other current assets.....................        3,168        10,645         2,561              -          16,374
                                                   --------      --------      --------       --------        --------
        Total current assets..................      109,548       119,316        58,173         (1,008)        286,029
Net property, plant, and equipment............       36,649        33,058        20,297              -          90,004
Goodwill and other intangibles, net...........       42,993       260,406        54,328              -         357,727
Intercompany balances.........................      205,830      (368,479)      (66,710)       229,359               -
Other non-current assets......................      220,453       162,153          (833)      (348,622)         33,151
                                                   --------      --------      --------       --------        --------
        Total assets..........................     $615,473      $206,454      $ 65,255      $(120,271)       $766,911
                                                   ========      ========      ========       ========        ========

Current liabilities...........................     $ 41,010      $ 54,336      $ 25,846      $    (636)       $120,556
Long-term debt, less current portion..........      415,096             -         6,590              -         421,686
Other non-current liabilities.................       11,311        21,849         2,835              -          35,995
                                                   --------      --------      --------       --------        --------
        Total liabilities.....................      467,417        76,185        35,271           (636)        578,237
Shareholders' equity..........................      148,056       130,269        29,984       (119,635)        188,674
                                                   --------      --------      --------       --------        --------
        Total liabilities and shareholders'
              equity..........................     $615,473      $206,454      $ 65,255      $(120,271)       $766,911
                                                   ========      ========      ========       ========        ========






16. Summary Financial Information (continued)


For the Year Ended March 31, 1999:
Net sales.....................................     $265,284      $368,716      $122,300       $(20,855)       $735,445
Cost of products sold.........................      184,781       291,446        87,744        (20,996)        542,975
                                                   --------      --------      --------       --------        --------
Gross profit..................................       80,503        77,270        34,556            141         192,470
Selling, general and administrative expenses..       35,147        34,436        22,326              -          91,909
Amortization of intangibles...................        1,961        11,349         2,169              -          15,479
                                                   --------      --------      --------       --------        --------
                                                     37,108        45,785        24,495              -         107,388
                                                   --------      --------      --------       --------        --------
Income from operations........................       43,395        31,485        10,061            141          85,082
Interest and debt expense.....................       34,349           947           627              -          35,923
Interest and other income.....................        1,531           249          (215)             -           1,565
                                                   --------      --------      --------       --------        --------
Income before income taxes....................       10,577        30,787         9,219            141          50,724
Income tax expense............................        4,521        14,709         4,006             52          23,288
                                                   --------      --------      --------       --------        --------
Net income....................................     $  6,056      $ 16,078      $  5,213       $     89        $ 27,436
                                                   ========      ========      ========       ========        ========


                                                                Domestic       Foreign
                                                    Parent    Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                    ------    ------------  ------------   ------------    ------------
                                                                           (In thousands)

For the Year Ended March 31, 1999:
Operating activities:
Cash provided by operating activities.........     $ 36,147      $ 10,776      $  9,878       $    692        $ 57,493
Investing activities:
Purchase of marketable securities, net........       (1,976)            -             -              -          (1,976)
Capital expenditures..........................       (8,414)       (2,809)       (1,769)             -         (12,992)
Proceeds from sale of business................        9,390          (589)            -              -           8,801
Purchase of businesses, net of cash acquired..       (9,597)       (1,313)       (8,861)          (187)        (19,958)
Net assets held for sale......................            -         2,182             -              -           2,182
                                                   --------      --------      --------       --------         -------
Net cash used in investing activities.........      (10,597)       (2,529)      (10,630)          (187)        (23,943)
Financing activities:
Proceeds from issuance of common stock........            -             -         1,449         (1,449)              -
Net (payments) borrowings under revolving
        line-of-credit agreements.............      (27,600)       (1,340)          746              -         (28,194)
Repayment of debt.............................       (1,216)       (8,365)        1,402              -          (8,179)
Dividends paid................................       (3,725)        1,078        (2,071)           993          (3,725)
Other.........................................       (7,934)            -             -              -          (7,934)
                                                   --------      --------      --------       --------         -------
Net cash (used in) provided by financing
        activites.............................      (40,475)       (8,627)        1,526           (456)        (48,032)
Effect of exchange rate changes on cash.......           (1)            -        (1,462)           (49)         (1,512)
                                                   --------      --------      --------       --------         -------
Net change in cash and cash equivalents.......      (14,926)         (380)         (688)             -         (15,994)
Cash and cash equivalents at beginning of
        year..................................       18,035           788         4,038              -          22,861
                                                   --------      --------      --------       --------        --------
Cash and cash equivalents at end of year......     $  3,109      $    408      $  3,350       $      -        $  6,867
                                                   ========      ========      ========       ========        ========


17.  Business Segment Information

     As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, material handling solutions - industrial, and material handling solutions - automotive. The Company's material handling products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels. The material handling solutions industrial - segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The material handling solutions - automotive segment sells engineered material handling systems, mainly conveyors, primarily to end-users in the automotive industry. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.

     Segment information as of and for the years ended March 31, 2000, 1999, and 1998, is as follows:


                                                                            Year Ended March 31, 2000
                                                                            -------------------------
                                                                         Solutions -        Solutions -
                                                        Products          Industrial         Automotive           Total
                                                        --------         -----------        -----------           -----
                                                                                 (In thousands)
Sales to external customers..............               $511,287           $ 68,559           $156,408          $736,254
Operating income before amortization.....                 75,371              6,771              2,292            84,434
Depreciation and amortization............                 19,843              3,077              5,616            28,536
Total assets.............................                505,461             65,994            188,369           759,824
Capital expenditures.....................                  7,805                122                175             8,102




                                                                            Year Ended March 31, 1999
                                                                            -------------------------
                                                                         Solutions -        Solutions -
                                                        Products          Industrial         Automotive           Total
                                                        --------         -----------        -----------           -----
                                                                                 (In thousands)
Sales to external customers..............               $508,313           $ 65,689           $161,443          $735,445
Operating income before amortization.....                 78,945              6,691             14,925           100,561
Depreciation and amortization............                 18,559              3,045              5,652            27,256
Total assets.............................                517,774             68,520            180,617           766,911
Capital expenditures.....................                 11,203              1,468                321            12,992









17.  Business Segment Information (continued)


                                                                            Year Ended March 31, 1998
                                                                            -------------------------
                                                                         Solutions -        Solutions -
                                                        Products          Industrial         Automotive           Total
                                                        --------         -----------        -----------           -----
                                                                                  (In thousands)
Sales to external customers..............               $521,978           $ 39,845           $      -          $561,823
Operating income before amortization.....                 76,223              3,992                  -            80,215
Depreciation and amortization............                 17,939              1,957                  -            19,896
Total assets.............................                533,754             71,499            183,609           788,862
Capital expenditures.....................                 10,694                712                  -            11,406




     The  following   provides  a  reconciliation  of  operating  income  before amortization to consolidated income before income tax, minority interest, and extraordinary charge:

                                                                                          Year Ended March 31,
                                                                                          --------------------
                                                                                    2000          1999           1998
                                                                                    ----          ----           ----
                                                                                             (In thousands)

     Operating income before amortization...............................         $ 84,434      $100,561       $ 80,215
     Amortization of intangibles........................................           16,392        15,479         10,297
     Interest and debt expense..........................................           34,698        35,923         25,104
     Interest and other income..........................................           (1,314)       (1,565)        (1,940)
                                                                                 --------      --------       --------
     Income before income taxes and extraordinary charge................         $ 34,658      $ 50,724       $ 46,754
                                                                                 ========      ========       ========



     Financial information relating to the Company's operations by geographic area is as follows:

                                                                                          Year Ended March 31,
                                                                                          --------------------
                                                                                    2000          1999           1998
                                                                                    ----          ----           ----
                                                                                             (In thousands)

     Net sales:
     United States......................................................         $609,734      $613,179       $462,120
     Europe.............................................................           71,076        65,000         39,208
     Canada.............................................................           49,716        51,653         55,367
     Other..............................................................            5,728         5,613          5,128
                                                                                 --------      --------       --------
     Total..............................................................         $736,254      $735,445       $561,823
                                                                                 ========      ========       ========


                                                                                          Year Ended March 31,
                                                                                          --------------------
                                                                                    2000          1999           1998
                                                                                    ----          ----           ----
                                                                                             (In thousands)

     Assets:
     United States......................................................         $632,796       $634,720       $662,371
     Europe.............................................................           95,601        100,317         90,036
     Canada.............................................................           27,130         28,265         32,258
     Other..............................................................            4,297          3,609          4,197
                                                                                 --------       --------       --------
     Total..............................................................         $759,824       $766,911       $788,862
                                                                                 ========       ========       ========



18. Selected Quarterly Financial Data (Unaudited)

                                                 (In thousands, except per share data)


                                                                   Three Months Ended                        Year Ended
                                                                   ------------------                        ----------
                                                  July 4,      October 3,      January 2,      March 31,      March 31,
                                                   1999            1999            2000           2000           2000
                                                   ----            ----            ----           ----           ----
Net sales................................        $181,601        $182,008        $174,173       $198,472      $736,254
Gross profit.............................          47,113          39,732          43,405         49,859       180,109
Income from operations...................          20,866          11,573          16,176         19,427        68,042
Income before extraordinary charge.......           6,395             511           3,254          6,920        17,080
Net income...............................           6,395             511           3,254          6,920        17,080
Income per share before extraordinary
        charge...........................            0.45            0.04            0.23           0.49          1.20
Net income per share - diluted...........            0.45            0.04            0.23           0.49          1.20

                                                                   Three Months Ended                        Year Ended
                                                                   ------------------                        ----------
                                                 June 28,     September 27,    December 27,    March 31,      March 31,
                                                   1998            1998            1998           1999           1999
                                                   ----            ----            ----           ----           ----
Net sales................................        $184,616        $185,357        $186,995       $178,477      $735,445
Gross profit.............................          47,313          47,042          47,396         50,719       192,470
Income from operations...................          21,223          20,578          21,402         21,879        85,082
Income before extraordinary charge.......           6,375           5,923           6,445          8,693        27,436
Net income...............................           6,375           5,923           6,445          8,693        27,436
Income per share before extraordinary
        charge...........................            0.44            0.41            0.46           0.62          1.92
Net income per share - diluted...........            0.44            0.41            0.46           0.62          1.92


                                                                   Three Months Ended                        Year Ended
                                                                   ------------------                        ----------
                                                 June 29,     September 28,    December 28,    March 31,      March 31,
                                                   1997            1997            1997           1998           1998
                                                   ----            ----            ----           ----           ----
Net sales................................        $136,858        $136,060        $137,329       $151,576      $561,823
Gross profit.............................          38,273          39,008          38,634         44,239       160,154
Income from operations...................          15,663          17,312          16,112         20,831        69,918
Income before extraordinary charge.......           4,579           5,850           5,619          7,930        23,978
Net income...............................           4,579           5,850           5,619       3,410(a)     19,458(a)
Income per share before extraordinary
        charge...........................            0.32            0.41            0.39           0.55          1.66
Net income per share - diluted...........            0.32            0.41            0.39        0.24(a)       1.35(a)
--------
(a)  Includes  extraordinary charges for early debt extinguishment  amounting to
     $4,520,000  in the quarter and year ended  March 31,  1998,  net of the tax effect.

19. Accumulated Other Comprehensive Income (Loss)

         The components of accumulated other comprehensive income (loss) are as follows:

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                   2000         1999
                                                                                                   ----         ----
                                                                                                    (In thousands)
     Net unrealized investment gains - net of tax.......................................        $  2,832     $  2,312
     Minimum pension liability adjustment - net of tax..................................            (682)      (1,041)
     Foreign currency translation adjustment............................................          (7,766)      (4,637)
                                                                                                --------     --------
     Accumulated other comprehensive loss...............................................        $ (5,616)    $ (3,366)
                                                                                                ========     ========

         The net tax liability associated with items included in comprehensive income (loss) was $1,433,000 and $847,000 for 2000 and 1999, respectively.


20.  Effects of New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS 137 in June of 1999 which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement will not have a material impact on the Company at the present time.

     In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company does not believe that the requirements of SAB No. 101 will have any effect on or require any adjustments to the Company's results of operations and financial position.

                          COLUMBUS McKINNON CORPORATION

                 SCHEDULE II--Valuation and qualifying accounts
                          March 31, 2000, 1999 and 1998
                              Dollars in thousands

                                                                            Additions

                                                        Balance at    Charged to  Charged to                 Balance at
                                                         Beginning    Costs and      Other                     End of
                     Description                         of Period     Expenses    Accounts    Deductions      Period

Year ended March 31, 2000: Deducted from asset accounts:

     Allowance for doubtful accounts                         $ 2,271      $   979     $    -      $ 1,014(1)        $ 2,236
     Slow-moving and obsolete inventory                        4,295        1,776        112(4)     1,998(2)          4,185
                                                             -------      -------     ------      -------           -------
          Total                                              $ 6,566      $ 2,755     $  112      $ 3,012           $ 6,421
                                                             =======      =======     ======      =======
   Reserves on balance sheet:
     Accrued general and product liability costs             $11,416      $ 3,368     $    -      $   234(3)        $14,550
                                                             =======      =======     ======      =======

Year ended March 31, 1999: Deducted from asset accounts:

     Allowance for doubtful accounts                         $ 2,511      $   743     $  (27)(5)   $   956(1)       $ 2,271
     Slow-moving and obsolete inventory                        4,684        1,884       (592)(5)     1,681(2)         4,295
     Reserve against non-current receivable                      600          --           -           600(6)             -
                                                             -------      -------     ------       -------          -------
          Total                                              $ 7,795      $ 2,627     $ (619)      $ 3,237          $ 6,566
                                                             =======      =======     ======       =======          =======
   Reserves on balance sheet:
     Accrued general and product liability costs             $11,688      $ 3,265     $    -       $ 3,537(3)       $11,416
                                                             =======      =======     ======       =======          =======

Year ended March 31, 1998: Deducted from asset accounts:

     Allowance for doubtful accounts                         $ 1,884      $ 1,677     $  470(4)    $ 1,520(1)       $ 2,511
     Slow-moving and obsolete inventory                        3,356        1,115        854(4)        641(2)         4,684
     Reserve against non-current receivable                      600            -          -             -              600
                                                             -------      -------     ------       -------          -------
          Total                                              $ 5,840      $ 2,792     $1,324       $ 2,161          $ 7,795
                                                             =======      =======     ======       =======          =======
   Reserves on balance sheet:
     Accrued general and product liability costs             $11,973      $ 1,522     $    -       $ 1,807(3)       $11,688
                                                             =======      =======     ======       =======          =======
--------
(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventory disposals
(3) Insurance  claims  and  expenses  paid
(4) Reserves  at date of acquisition of  subsidiaries
(5) Reserves at date of disposal of subsidiary
(6) Receivable deemed to be collectible in its entirety


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosures
         ---------------------

     None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The following table sets forth certain information regarding the Directors and executive officers of the Company:

         Name                      Age               Position(s) Held
         ----                      ---               ----------------

     Herbert P. Ladds, Jr.          67        Chairman of the Board

     Timothy T. Tevens              44        President, Chief Executive Officer
                                                 and Director

     Robert L. Montgomery, Jr.      62        Executive  Vice  President,  Chief
                                                 Financial Officer and Director

     Ned T. Librock                 47        Vice President-Sales and Marketing

     Karen L. Howard                38        Vice President-Controller

     Joseph J. Owen                 39        Vice President-Strategic
                                                 Integration

     Ernst K. H. Marburg            65        Vice President-Total  Quality  and
                                                 Standards

     Lois H. Demler                 62        Corporate Secretary

     Randolph A. Marks              64        Director

     L. David Black                 63        Director

     Carlos Pascual                 54        Director

     Richard H. Fleming             52        Director

     All officers of the Company are elected annually at the first meeting of the Board of Directors following the Annual Meeting of Shareholders and serve at the discretion of the Board of Directors. There are no family relationships between any officers or Directors of the Company. Recent business experience of the Directors and executive officers is as follows:

     Herbert P. Ladds, Jr. has been a Director of the Company since 1973 and was elected Chairman of the Board of Directors of the Company in January 1998. He served as Chief Executive Officer of the Company from 1986 until his retirement in July 1998. He was President of the Company from 1982 until January 1998 and was Executive Vice President of the Company from 1981 to 1982 and Vice President--Sales & Marketing from 1971 to 1980. Mr. Ladds is also a director of Utica Mutual Insurance Company, Eastman Worldwide and R.P. Adams Company, Inc. and Fibron Products, Inc.

     Timothy T. Tevens was elected President and a Director of the Company in January 1998 and assumed the duties of Chief Executive Officer in July 1998. From May 1991 to January 1998 he served as Vice President--Information Services of the Company and was elected Chief Operating Officer in October 1996. From 1980 to 1991, Mr. Tevens was employed by Ernst & Young LLP in various management consulting capacities.

     Robert L. Montgomery, Jr. joined the Company in 1974 and has served as Executive Vice President and Chief Financial Officer since 1987 and as a Director of the Company since 1982. Prior thereto he was employed as a certified public accountant by PricewaterhouseCoopers LLP.

     Ned T. Librock was elected Vice President-Sales and Marketing in November 1995. Mr. Librock has been employed by the Company since 1990 in various sales management capacities. Prior to 1990, Mr. Librock was employed by Dynabrade Inc., a manufacturer of power tools, as director of Sales and Marketing.

     Karen L. Howard was elected Vice President-Controller in January 1997. From June 1995 to January 1997, Ms. Howard was employed by the Company in various financial and accounting capacities. Prior to June 1995, Ms. Howard was employed by Ernst & Young LLP as a certified public accountant.

     Joseph J. Owen was appointed Vice President-Strategic Integration in August 1999. From April 1997 to August 1999, Mr. Owen was employed by the Company as Corporate Director-Materials Management. Prior thereto, he was employed by Ernst & Young LLP in various management consulting capacities.

     Ernst K. H. Marburg has been employed by the Company since May 1980. Prior to his election as Vice President-Total Quality and Standards in October 1996, Mr. Marburg served the Company as Manager of Product Standards and Services for nearly fifteen years.

     Lois H. Demler has been employed by the Company since 1963. She has been the Corporate Secretary of the Company since 1987.

     Randolph A. Marks has been a Director of the Company since 1986. Mr. Marks is a private investor and is a retired Chairman of the Board of American Brass Company. He also serves as a director of Computer Task Group, Inc. and Delaware North Companies, Inc.

     L. David Black has been a Director of the Company since 1995. Mr. Black has been the Chairman of the Board and Chief Executive Officer of JLG Industries,
Inc., a manufacturer of construction equipment since 1993, and he served additionally as President from 1993 to 1999. Prior thereto, he served as President of JLG Industries, Inc.

     Carlos Pascual has been a Director of the Company since 1998. Since August 1999, Mr. Pascual has been Executive Vice President and President of Developing Markets Operations for Xerox. From January 1999 to August 1999, he served as Deputy Executive Officer of Xerox's Industry Solutions Operations. From August 1995 to January 1999, he served as President of Xerox Corporation's United States Customer Operations, and from July 1997 to January 1999 he also served as a Senior Vice President of Xerox Corporation. Prior thereto, since 1968 he has served in various capacities with Xerox Corporation.

     Richard H. Fleming was appointed a Director of the Company in March 1999. In February 1999, Mr. Fleming was appointed Executive Vice President and Chief Financial Officer of USG Corporation. Prior thereto, Mr. Fleming has served USG Corporation in various executive financial capacities since 1989, including Senior Vice President and Chief Financial Officer from January 1995 to February 1999 and Vice President and Chief Financial Officer from January 1994 to January 1995.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and NASDAQ initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000 all Section 16(a) filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were complied with.


Item 11.  Executive Compensation
--------  ----------------------

                       COMPENSATION OF EXECUTIVE OFFICERS

      The following Summary Compensation Table sets forth certain information with respect to the compensation paid by the Company for services rendered during the fiscal years ended March 31, 1998, 1999 and 2000 for the chief executive officer and the other four most highly compensated executive officers of the Company. The amounts shown include compensation for services in all compensation capacities.

                                                  Annual Compensation                  Long-Term Compensation  Awards
                                                  -------------------                  ----------------------
                                                                                                Securities
                                                                                   Restricted   Underlying
                                 Fiscal                            Other Annual       Stock      Options/        All Other
  Name and Principal Position     Year       Salary     Bonus      Compensation     Awards(1)     SARs(2)     Compensation(3)
  ---------------------------     ----       ------     -----      ------------     ---------     -------     ---------------

Timothy T. Tevens,                2000     $ 448,769   $     -      $     -          2,488        54,000             $ 9,485
 President and Chief              1999       410,385    36,511            -              -             -               9,834
 Executive Officer                1998       220,000    75,000            -              -             -              31,952

Robert L. Montgomery, Jr.,        2000       373,923         -            -          2,417             -              12,238
 Executive Vice President         1999       339,115    52,609            -              -             -              12,703
 And Chief Financial Officer      1998       317,000    97,575            -              -             -              19,597


Ned T. Librock,                   2000       209,538         -       68,553(4)       1,386        36,000              15,316
 Vice President -                 1999       195,905    34,272            -              -             -              14,938
 Sales Marketing                  1998       186,655    65,625            -              -             -              18,984

Karen L. Howard,                  2000       163,240         -            -          1,031        36,000              15,474
 Vice President -                 1999       144,636    23,125            -          8,500             -              13,154
 Controller                       1998       124,999    43,630            -              -             -              14,559

Joesph J. Owen                    2000       160,500         -            -          1,016        18,000              11,758
 Vice President -                 1999       142,500    22,625            -              -         1,000               7,460
 Strategic Integration            1998       122,500     1,050            -              -             -               1,166


--------------------------------------
(1)  Mr. Tevens was granted 2,488 shares of restricted  Common Stock on June 10, 1999, which had a value on such date of
     $61,900.  As of March 31, 2000, the number of restricted  shares of Common Stock held by Mr. Tevens was 2,488,  and the value of such restricted shares was $32,655. Mr. Montgomery was granted 2,417 shares of restricted Common Stock on June 10,  1999,  which had a value on such date of $60,100,  and a value as of March 31,  2000 of  $31,723.  Mr.
     Librock was granted  1,386 shares of  restricted  Common Stock on June 10, 1999,  which had a value on such date of
     $34,500, 11,900 shares of restricted Common Stock on July 22, 1996, which had a value on such date of $166,600, and




     5,100  shares of  restricted  Common  Stock on  August 1,  1994,  which  had a value on such date of  $48,996.  The restrictions  on 5,100 of Mr.  Librock's  restricted  shares of Common Stock lapsed on July 31, 1999, on which date such shares had a value of $116,981.  As of March 31, 2000, the number of restricted shares of Common Stock held by
     Mr. Librock was 13,286,  and the value of such restricted shares was $174,379.  Ms. Howard was granted 1,031 shares of restricted Common Stock on June 10, 1999, which had a value on such date of $25,650,  8,500 shares of restricted
     Common Stock on August 17, 1998, which had a value on such date of $196,563,  and 8,500 shares of restricted Common
     Stock on June 1, 1995,  which had a value on such date of $107,875.  As of March 31, 2000, the number of restricted shares of Common Stock held by Ms. Howard was 18,031,  and the value of such  restricted  shares was $236,657.  Mr.
     Owen was granted  1,016  shares of  restricted  Common  Stock on June 10,  1999,  which had a value on such date of
     $25,300,  and 5,000 shares of restricted Common Stock on April 14, 1997, which had a value on such date of $95,000.
     As of March 31, 2000, the number of restricted  shares of Common Stock held by Mr. Owen was 6,016, and the value of such restricted shares was $78,960. None of the other officers listed in the above table hold any restricted shares of Common Stock. The Company does not pay dividends on its outstanding shares of restricted Common Stock, but makes payments of additional compensation in lieu of such dividends. See footnote (3) below.

(2)  Represents  options  granted to Messrs.  Tevens and  Librock,  Ms.  Howard and Mr. Owen  pursuant to the  Company's
     Incentive Stock Option Plan  (the "Incentive Plan") in amounts of  23,810, 22,345, 22,345,  and 18,000 respectively and options granted to Messrs. Tevens and  Librock and  Mrs. Howard pursuant to  the Company's  Non-Qualified Stock
     Option Plan (the "Non-Qualified Plan") in the amounts of 30,190, 13,655 and 13,655, respectively.

(3)  Comprised of: (i) the value of shares of Common Stock  allocated in fiscal 2000 under the Company's  Employee Stock
     Ownership Plan (the "ESOP") to accounts for Messrs.  Tevens,  Montgomery,  Librock,  Ms. Howard and Mr. Owen in the
     amounts of $3,980,  $6,750,  $4,006, $3,179 and $2,945,  respectively,  (ii) premiums for group term life insurance policies insuring the lives of Messrs. Tevens,  Montgomery,  Librock, Ms. Howard and Mr. Owen in the amount of $108 each,  (iii)  compensation  in lieu of  dividends  on  restricted  shares of Common  Stock paid to Messrs.  Tevens,
     Montgomery,  Librock, Ms. Howard and Mr. Owen in the amounts of $597, $580, $6,402, $7,387 and $4,038, respectively and (iv) the Company's matching  contributions under its 401(k) plan for Messrs. Tevens,  Montgomery,  Librock, Ms.
     Howard and Mr. Owen in the amounts of $4,800, $4,800, $4,800, $4,800 and $4,667, respectively.

(4)  Represents  tax  reimbursement  payments made by the Company to Mr. Librock in fiscal 2000 to offset the income tax effects of the expiration of the  restrictions on 5,100 shares of restricted  Common Stock granted to him in fiscal
     1995. See footnote (1) above.



Options Granted in Last Fiscal Year

      The following table contains information concerning the grant of stock options to the named executives in fiscal 2000. The exercise price of all such options is equal to the market value of Common Stock on the date of the grant.

                                                 Percentage of
                                                 Total Options                              Potential Realizable Value at
                                                  Granted to     Exercise                    Assumed Annual Rates of
                                   Option        Employees in    Price Per    Expiration     Stock Price Appreciation
 Name and Principal Position      Grants(1)       Fiscal Year      Share         Date             For Option Term
 ---------------------------      --------        -----------      -----         ----             ---------------
                                                                                              5%(2)         10%(3)
                                                                                              -----         ------

Timothy T. Tevens,                  54,000          11.06%         $20.60       4/1/09      $699,840     $1,772,820

Robert L. Montgomery, Jr.,               -               -              -            -             -              -

Ned T. Librock,                     36,000           7.38%          20.60       4/1/09       466,560      1,181,880

Karen L. Howard,                    36,000           7.38%          20.60       4/1/09       466,560      1,181,880

Joseph J. Owen                      18,000           3.69%          20.60       4/1/09       233,280        590,940
  Vice President -
  Strategic Integration

---------------------------------




(1)  Options granted  pursuant  to the Incentive  Plan and the Non-Qualified Plan become exercisable in cumulative annual increments of 25% beginning one year from the date of grant;  however,  in the event of certain extraordinary transactions,  including a change of control of the Company, the vesting of such options would automatically accelerate.

(2)  Represents  the  potential  appreciation  of the  options,  determined  by  assuming  an annual compounded  rate of  appreciation  of 5% per year  over the  ten-year  term of the  grants,  as prescribed  by the  rules.  The amount  set forth  above is not  intended  to  forecast  future appreciation,  if any, of the stock  price.  There can be no  assurance  that the  appreciation reflected in this table will be achieved.

(3)  Represents  the  potential  appreciation  of the  options,  determined  by  assuming  an annual compounded  rate of  appreciation  of 10% per year  over the  ten-year  term of the  grant,  as prescribed  by the rules.  The  amounts set forth  above are not  intended  to forecast  future appreciation,  if any, of the stock  price.  There can be no  assurance  that the  appreciation reflected in this table will be achieved.


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to the named executives concerning the exercise of options during fiscal 2000 and unexercised options held at the end of fiscal 2000.


                                                                                                  Value of Unexercised
                                  Shares                     Number of Unexercised                in the  Money Options
                                  Acquired    Value        Options At Fiscal Year End             At Fiscal Year End(1)
                                                           --------------------------             ---------------------
                                On Exercise  Realized     Exercisable     Unexercisable      Exercisable     Unexercisable
                                -----------  --------     -----------     -------------      -----------     -------------
Timothy T. Tevens,
  President and Chief
  Executive Officer              $     -      $    -         46,500            57,500          $     -           $     -

Robert L. Montgomery, Jr.,
  Executive Vice President
  and Chief Financial Officer          -           -              -                 -                -                 -

Ned T. Librock,
  Vice President -
  Sales  and Marketing                 -           -         43,500            42,500                -                 -

Karen L. Howard,
  Vice President -
  Controller                           -           -         43,500            42,500                -                 -

Joseph J. Owen,
  Vice President -
  Strategic Integration                -           -          3,500            15,500                -                 -
--------------------------------

(1) The closing market value of Common Stock as of March 31, 2000 of $13.125 was less than the exercise prices of the options.



Employee Plans

     Employee Stock Ownership Plan. The Company maintains the ESOP for the benefit of certain of its salaried and non-union hourly employees. The ESOP is intended to be an employee stock ownership plan within the meaning of Section 4975 (e)(7) of the Internal Revenue Code of 1986, as amended (the "Code") and an eligible individual account plan within the meaning of Section 407(d)(3) of the Code. From 1988 through 1998, the ESOP has purchased from the Company 1,373,549 shares of Common Stock (the "ESOP Shares") for the aggregate sum of approximately $10.5 million. The proceeds of certain institutional loans (the "ESOP Loans") were used to fund such purchases. The ESOP Loans are secured by the ESOP Shares, and are guaranteed by the Company. The ESOP acquired 479,900 shares of Common Stock in October 1998 for the aggregate sum of approximately $7.7 million. The proceeds of a loan from the Company were used to fund the purchase.

     On a quarterly basis, the Company makes a contribution to the ESOP in an amount determined by the Company's Board of Directors. In fiscal 2000, the Company's cash contribution was $1,434,288. The ESOP trustees utilize the entire contribution to make payments of principal and interest on the ESOP Loans.

     Common Stock not allocated to ESOP participants ("ESOP Shares") is recorded in an ESOP suspense account and is held as collateral for repayment of the ESOP Loans. As payments of principal and interest are received by the lenders, ESOP Shares are released from the ESOP suspense account annually and are then allocated to the ESOP participants in the same proportion as a participant's compensation for such year bears to total compensation of all participants.

     An ESOP participant becomes 100% vested in all amounts allocated to him or her after five years of service. The shares of Common Stock held by the participants in the ESOP represent a registration-type class of securities and are voted by the participants in the same manner as any other share of Common Stock.

     In general, Common Stock allocated to a participant's account is distributed upon his or her termination of employment at normal retirement (age
65) or death. The distribution is made in whole shares of Common Stock plus cash in lieu of any fractional shares.

     Robert L. Montgomery, Jr., Karen L. Howard, Neal E. Wixson and Timothy R. Harvey serve as Trustees of the ESOP. As of March 31, 2000, the ESOP owned approximately 1,496,109 shares of Common Stock. Common Stock allocated pursuant to the ESOP to Messrs. Tevens, Montgomery and Librock, Ms. Howard and Mr. Owen as of March 31, 2000 is 3,847 shares, 13,582 shares, 3,927 shares, 1,033 shares and 404 shares, respectively.

     Pension Plan. The Company has a non-contributory, defined benefit pension plan (the "Pension Plan") which provides certain of its employees with retirement benefits. For each year of Plan Participation (as defined in the "Pension Plan") limited to 35 years, a participant earns an annual pension benefit equal to 1.00% of his Final Average Earnings (as defined in the Pension
Plan) plus .50% of that part, if any, of such compensation in excess of his Covered Compensation (as defined in the Pension Plan). Pension benefits are not subject to reduction for social security or other offset amounts. If Messrs. Tevens, Montgomery and Librock, Ms. Howard and Mr. Owen continue at their current levels of compensation and retire at age 65, the total estimated annual pension benefits under the Pension Plan for them would be approximately $61,110, $41,678, $56,077, $64,143 and $55,604, respectively.

     Non-Qualified Stock Option Plan. In October 1995, the Company adopted the Columbus McKinnon Corporation Non-Qualified Stock Option Plan (the "Non-Qualified Plan") and reserved, subject to certain requirements, an aggregate of 250,000 shares of Common Stock for issuance thereunder. Under the terms of the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. In fiscal 2000, the Company granted options to purchase 120,020 shares of Common Stock under the Non-Qualified Plan.

     Incentive Stock Option Plan. The Company's Columbus McKinnon Corporation Incentive Stock Option Plan (the "Incentive Plan"), which was adopted in October 1995, authorizes grants to officers and other key employees of the Company and its subsidiaries of stock options that are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. The Incentive Plan reserved, subject to certain adjustments, an aggregate of 1,250,000 shares of Common Stock to be issued thereunder. Options granted under the Incentive Plan become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. Any option granted thereunder may be exercised not earlier than one year and not later than ten years from the date such option is granted. In the event of certain extraordinary transactions, including a change of control of the Company, the vesting of such options would automatically accelerate. In fiscal 2000 the Company granted options to purchase 361,390 shares of Common Stock under the Incentive Plan.

     Restricted Stock Plan. The Company adopted the Columbus McKinnon Corporation Restricted Stock Plan (the "Restricted Stock Plan") in October 1995 and reserved, subject to certain adjustments, an aggregate of 100,000 shares of Common Stock to be issued upon the grant of restricted stock awards thereunder. Under the terms of the Restricted Stock Plan, the Compensation Committee may grant to employees of the Company and its subsidiaries restricted stock awards to purchase shares of Common Stock at a purchase price of not less than $.01 per share. Shares of Common Stock issued under the Restricted Stock Plan are subject to certain transfer restrictions and, subject to certain exceptions, shall be forfeited if the grantee's employment with the Company or any of its subsidiaries is terminated at any time prior to the date the transfer restrictions have lapsed. Grantees who remain continuously employed with the Company or its subsidiaries become vested in their shares five years after the date of the grant, or earlier upon death, disability, retirement or other special circumstances. The restrictions on any such stock awards automatically lapse in the event of certain extraordinary transactions, including a change of control of the Company. In fiscal 2000, the Company awarded 60,700 shares of Common Stock under the Restricted Stock Plan.

     EVA(R) Incentive Plan. In fiscal 1998, the Company adopted the Columbus McKinnon Corporation EVA(R) Incentive Compensation Plan (the "EVA(R) Plan") which is based upon Stern Stewart Economic Value Added ("EVA(R)") concepts. Under the EVA(R) Plan, for each fiscal year, each employee of the Company is assigned a target bonus by management ranging from 3% to 30% of base compensation, depending upon job classification. The actual bonus to be paid to an employee will be equal to his target bonus times a bonus multiple, which can be greater or less than 100%, based upon the relationship between actual EVA(R) results and targeted EVA(R) results. Payments under the EVA(R) Plan will be made within two and one half months of the completion of the applicable fiscal year. In fiscal 2000, bonuses earned under this plan by Messrs. Tevens, Montgomery and Librock, Ms. Howard and Mr. Owen were awarded in the form of restricted stock as set forth in Note 1 to the Summary Compensation Table.

     401(k) Plan. The Company maintains a 401(k) retirement savings plan (the "401(k) Plan") which covers all non-union salaried and hourly employees in the United States who have completed at least 90 days of service. Employees may contribute up to 15% of their annual compensation (8% for highly compensated employees), subject to an annual limitation as adjusted by the Code. Employee contributions are matched by the Company in amount equal to 50% of the employee's Salary Reduction Contributions (as defined in the 401(k) Plan). The Company's matching contributions are limited to 3% of the employee's base pay and vest at the rate of 20% per year.

Change in Control Agreements

     The Company has entered into change in control agreements (the "Change in Control Agreements") with Messrs. Tevens, Montgomery and Librock, Ms. Howard, Mr. Owen and certain other officers and employees of the Company. The Change in Control Agreements provide for an initial term of one year, which, absent delivery of notice of termination, is automatically renewed annually for an additional one year term. Generally, each officer or employee is entitled to receive, upon termination of employment within thirty-six months of a "Change in Control" (unless such termination is because of death or disability, by the Company for "Cause" (as defined in the Change in Control Agreements), or by an officer or employee other than for "Good Reason" (as defined in the Change in Control Agreements)), (i) a lump sum severance payment equal to three times the sum of (A) his or her annual salary and (B) the greater of (1) the annual target bonus under the EVA(R) Plan in effect on the date of termination and (2) the annual target bonus under the EVA(R) Plan in effect immediately prior to the Change in Control, (ii) continued coverage for thirty-six months under the Company's medical and life insurance plans, (iii) at the option of the executive or employee, either three additional years of deemed participation in the Company's tax-qualified retirement plans or a lump sum payment equal to the actuarial equivalent of the pension payment which he or she would have accrued under the Company's tax-qualified retirement plans had he or she continued to be employed by the Company for three additional years and (iv) certain other specified payments. Aggregate "payments in the nature of compensation" (within the meaning of Section 280(G) of the Internal Revenue Code) payable to any executive or employee under the Change in Control Agreements is limited to the amount that is fully deductible by the Company under Section 280(G) of the Internal Revenue Code less one Dollar. The events that trigger a Change in Control under the Change in Control Agreements include (i) the acquisition of 20% or more of the Company's outstanding Common Stock by certain persons, (ii) certain changes in the membership of the Company's Board of Directors, (iii) certain mergers or consolidations, (iv) certain sales or transfers of substantially all of the Company's assets and (v) the approval of the shareholders of the Company of a plan of dissolution or liquidation.


Stay Agreements

     In connection with its decision to examine various alternatives to enhance shareholder value, the Company has entered into stay agreements (the "Stay Agreements") with Messrs. Tevens, Montgomery and Librock, Ms. Howard, Mr. Owen and certain other officers and employees of the Company. The Stay Agreements provide for the maintenance of salary and benefits levels for such officers and employees for a period of six months after the consummation of a "Sale" (as defined in the Stay Agreements). In addition, each such officer or employee is entitled to receive a bonus in the amount of $1,000,000, $700,000, $500,000, $500,000 and $500,000 for Messrs. Tevens, Montgomery and Librock, Ms. Howard and Mr. Owen, respectively, and ranging from $30,000 to $300,000 for other officers and employees of the Company. An additional bonus may also be payable to Messrs. Tevens, Montgomery and Librock, Ms. Howard and Mr. Owen under the Stay Agreements if the consideration to be received in connection with the Sale exceeds certain limits. Payments under the Stay Agreements are contingent upon the continued employment of the officer or employee through the closing date of a Sale and are payable one-half on such closing date and one-half on the six month anniversary of such closing; provided, however, that if the employment of the officer or employee is terminated by such six month anniversary date, he or she will not be entitled to receive the second payment due on such anniversary date. No payment under the Stay Agreements will be due and payable if a Sale does not occur by (a) December 31, 2000 or (b) by March 31, 2001, provided that on or before December 31, 2000 negotiations regarding a possible Sale to an identified purchaser with the requisite financing are taking place.

     For purposes of the Stay Agreements, a "Sale" is deemed to occur upon (a) a sale of 90% or more of the Company's outstanding common stock or (b) the sale of all or substantially all of the Company's assets.


                     COMPENSATION AND NOMINATION/SUCCESSION
                   COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Compensation for the executive officers of the Company is administered by the Compensation and Nomination/Succession Committee which currently consists of three independent (non-employee) Directors. The Compensation and Nomination/Succession Committee approves the compensation arrangements of the Chief Executive Officer and other officers of the Company.

     The   following   objectives,   established   by   the   Compensation   and
Nomination/Succession Committee, are the basis for the Company's executive compensation program:

     o providing a comprehensive program with components including base salary, performance incentives, and benefits that support and align with the Company's goal of providing superior value to customers and shareholders; and

     o ensuring that the Company is competitive and can attract and retain qualified and experienced executive officers and other key personnel; and

     o appropriately motivating its executive officers and other key personnel to seek to attain short term, intermediate term and long term corporate and divisional performance goals and to manage the Company for sustained long term growth.

     The Board of Directors of the Company has delegated to the Compensation and Nomination/Succession Committee responsibility for establishing and administering the compensation programs for the Chief Executive Officer and other executive officers.

     The Compensation and Nomination/Succession Committee reviews compensation policy and specific levels of compensation paid to the Chief Executive Officer and other executive officers of the Company and reports and makes recommendations to the Board of Directors regarding executive compensation, policies and programs.

     The Compensation and Nomination/Succession Committee is assisted in these efforts, when required by an independent outside consultant, and by the Company's internal staff, who provide the Compensation and Nomination/Succession Committee with relevant information and recommendations regarding compensation policies and specific compensation matters.

Annual Compensation Programs

     Executive base salaries are compared to manufacturing companies included in a periodic management survey completed by outside compensation consultants; all data has been regressed to revenues equivalent to the Company's. This survey is used because it reflects companies in the same revenue size and industry sectors as the Company. The Compensation and Nomination/ Succession Committee believes salaries should be targeted toward the median of the surveyed salaries reported, depending upon the relative experience and individual performance of the executive.

     Salary adjustments are governed by guidelines covering three factors (1) the individual officer's performance (merit), (2) market parity (to adjust salaries of high performing individuals based on the competitive market), and
(3) promotions (to reflect increases in responsibility). In assessing market parity, the Company targets groups of companies surveyed and referred to above.

     Each executive officer's corporate position is assigned a title classification reflecting the Company's evaluation of the position's overall contribution to corporate goals and the value the labor market places on the associated job skills. A range of appropriate salaries is then assigned to that title classification. Each April, the salary ranges may be adjusted to reflect market conditions, including changes in comparison companies, inflation, and supply and demand in the market. The midpoint of the salary range corresponds to a "market rate" salary which the Compensation and Nomination/Succession Committee believes is appropriate for an experienced executive who is performing satisfactorily, with salaries in excess of the salary range midpoint appropriate for executives whose performance is superior or outstanding.

     The Compensation and Nomination/Succession Committee has recommended that any progression or regression within the salary range for an executive officer shall depend upon a formal annual review of job performance, accomplishments and progress toward individual and/or overall goals and objectives for the segments of the Company that such officer oversees as well as his contributions to the overall direction of the Company. Long term growth in shareholder value is an important factor. The results of executive officers' performance evaluations will form a part of the basis of the Compensation and Nomination/Succession Committee's decision to approve, at its discretion, future adjustments in base salaries of executive officers.


Chief Executive Officer Compensation

     Compensation decisions affecting the Chief Executive Officer were based on quantitative and qualitative factors. These factors were accumulated by an external compensation consulting firm and included comparisons of the Company's fiscal 1999 financial statistics to peer companies, strategic achievements such as acquisitions and their integration, comparisons of the base salary level to the median for comparable companies in published compensation surveys, as well as assessments prepared internally by other members of executive management. The bonus cited below was based on the Company's consolidated EVA(R) performance for fiscal 1999.

     There was no adjustment to Mr. Tevens' base salary effective April 2000.

     In fiscal 2000, Mr. Tevens received a bonus of 2,488 shares of restricted stock based upon fiscal 1999 EVA(R) results.

Section 162(m) of Internal Revenue Code

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation in excess of $1,000,000 paid to a Company's chief executive officer and any one of the four other most highly paid executive officers during its taxable year. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. Based upon the compensation paid to the Company's executive officers in fiscal 2000, it does not appear that the Section 162(m) limitation will have a significant impact on the Company in the near term. However, the Compensation and Nomination/Succession Committee plans to review this matter periodically and to take such actions as are necessary to comply with the new statute to avoid non-deductible compensation payments.

Randolph A. Marks
Carlos Pascual
Richard H. Fleming

                                PERFORMANCE GRAPH

     The Performance Graph shown below compares the cumulative total shareholder return on Common Stock, based on the market price of the Common Stock, with the total return of the S & P MidCap 400 Index and the NASDAQ National Market Industrials Index. The comparison of total return assumes that a fixed investment of $100 was invested on February 22, 1996 (the effective date of the Company's initial public offering) in Common Stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

[ILLUSTRATION OF PERFORMANCE GRAPH]


                                           2/23/96  1996  1997  1998  1999  2000
                                           -------  ----  ----  ----  ----  ----

Columbus McKinnon Corporation .............   100    107   121   190   141    93
S&P Midcap 400 Index ......................   100    105   116   173   166   230
Dow Jones Industrial - Diversified Index ..   100    107   125   182   180   207


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The  Compensation  and  Nomination/  Succession  Committee  is  composed of
Randolph A. Marks, Carlos Pascual and Richard H. Fleming, each an outside director of the Company. None of the members of the Compensation and Nomination/ Succession Committee was, during fiscal 2000 or prior thereto, an officer or employee of the Company or any of its subsidiaries. In fiscal 2000, none of the executive officers of the Company served on the Compensation Committee of another entity or on any other committee of the Board of Directors of another entity performing similar functions during such period, except that Mr. Ladds served on the Compensation Committee of the Board of Directors of Utica Mutual Insurance Company.


                            COMPENSATION OF DIRECTORS

     The Company pays an annual retainer of $20,000 to its Chairman of the Board and an annual retainer of $15,000 to each of its other outside directors. Directors who are employees of the Company do not receive an annual retainer. The Chairman of the Audit Committee and Compensation and Nomination/Succession Committee each receive an additional annual retainer of $2,500. In addition, each non-employee director also receives a fee of $1,000 for each Board of Directors and committee meeting attended and is reimbursed for any reasonable expenses incurred in attending such meetings.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as of May 31, 2000 regarding the beneficial ownership of the Company's Common Stock by (a) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock; (b) by each Director; (c) by each of the executive officers named in the Summary Compensation Table; and (d) by all executive officers and Directors of the Company as a group.


                                                                                              Number      Percentage
                                                                                           Of Shares(1)    Of Class
                                                                                           ------------    --------
Directors, Officers and 5% Shareholders
---------------------------------------

Herbert P. Ladds, Jr.(2)(3).....................................................              1,056,610       7.09
Timothy T. Tevens(2)(4).........................................................                 74,644         *
Robert L. Montgomery, Jr.(2)(5).................................................              1,151,327       7.73
Randolph A. Marks(2)............................................................                238,340       1.60
L. David Black(2)...............................................................                  1,700         *
Carlos Pascual (2)..............................................................                  1,500         *
Richard H. Fleming (2)..........................................................                  1,500         *
Ned T. Librock(2)(6)............................................................                 66,968         *
Karen L. Howard (2)(7)..........................................................                 63,829         *
Joseph J. Owen(2)(8)............................................................                 13,562         *
Ernst K. H. Marburg(2)(9).......................................................                 18,295         *
Columbus McKinnon Corporation Employee Stock Ownership Plan (2).................              1,496,109      10.04
All Directors and Executive Officers as a Group (12 persons)(10)................              2,706,015      18.17
Capital Group International, Inc.(11)...........................................              1,347,200       9.04
Gilchrist B. Berg(12)...........................................................              1,015,292       6.82
--------

   *     Less than 1%.
  (1) Rounded to the nearest whole share. Unless otherwise indicated in the footnotes, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him, except to the extent that authority is shared by spouses under applicable law.

  (2) The address of each of the executive officers and directors and the Columbus McKinnon Employee Stock Ownership Plan is c/o Columbus McKinnon Corporation, 140 John James Audubon Parkway, Amherst, New York 14228-1197.

  (3) Includes (i) 875,465 shares of Common Stock owned directly, (ii) 163,705 shares of Common Stock owned directly by Mr. Ladds' spouse, and
         (iii) 17,440 shares of Common Stock held by Mr. Ladds' spouse as trustee for the grandchildren of Mr. Ladds.

  (4) Includes (i) 17,247 shares of Common Stock directly, (ii) 7,000 shares of Common Stock owned directly by Mr. Tevens' spouse, (iii) 50 shares of Common Stock owned by Mr. Tevens' son, (iv) 3,847 shares of Common Stock allocated to Mr. Tevens' ESOP account and (v) 42,354 shares of Common Stock issuable under currently exercisable options granted to Mr. Tevens under the Incentive Plan and 4,146 shares of Common Stock issuable under currently exercisable options granted to Mr. Tevens under the Non-Qualified Plan. Excludes 31,456 shares of Common Stock issuable under options granted to Mr. Tevens under the Incentive Plan and 26,044 shares of Common Stock issuable under options granted to Mr. Tevens under the Non-Qualified Plan which are not exercisable within 60 days.

  (5) Includes (i) 1,052,745 shares of Common Stock owned directly, (ii) 85,000 shares of Common Stock owned directly by Mr. Montgomery's spouse and (iii) 13,582 shares of Common Stock allocated to Mr. Montgomery's ESOP account. Excludes 1,482,527 additional shares of Common Stock owned by the ESOP for which Mr. Montgomery serves as one of four trustees and for which he disclaims any beneficial ownership.

  (6) Includes (i) 19,390 shares of Common Stock owned directly, (ii) 152 shares of Common Stock owned by Mr. Librock's son, (iii) 3,926 shares of Common Stock allocated to Mr. Librock's ESOP account and (iv) 42,354 shares of Common Stock issuable under currently exercisable options granted to Mr. Librock under the Incentive Plan and 1,146 shares of Common Stock issuable under currently exercisable options granted to Mr. Librock under the Non-Qualified Plan. Excludes 29,991 shares of Common Stock issuable under options granted to Mr. Librock under the Incentive Plan and 12,509 shares of Common Stock issuable under options granted to Mr. Librock under the Non-Qualified Plan which are not exercisable within 60 days.

  (7) Includes (i) 19,296 shares of Common Stock owned directly, (ii) 1,033 shares allocated to Ms. Howard's ESOP account, and (iii) 42,354 shares of Common Stock issuable under currently exercisable options granted to Ms. Howard under the Incentive Plan and 1,146 shares of Common Stock issuable under currently exercisable options granted to Ms. Howard under the Non-Qualified Plan. Excludes (i) 1,495,076 additional shares of Common Stock owned by the ESOP for which Ms. Howard serves as one of four trustees and for which she disclaims any beneficial ownership and
         (ii) 29,991 shares of Common Stock issuable under options granted to Ms. Howard under the Incentive Plan and 12,509 shares of Common Stock issuable under options granted to Ms. Howard under the Non-Qualified Plan which are not exercisable within 60 days.

  (8) Includes (i) 8,383 shares of Common Stock owned directly, (ii) 1,275 shares of Common Stock owned by Mr. Owen's spouse, (iii) 404 shares of Common Stock allocated to Mr. Owen's ESOP account, and (iv) 3,500 shares of Common Stock issuable under currently exercisable options granted to Mr. Owen under the Incentive Plan. Excludes 15,500 shares of Common Stock issuable under options granted to Mr. Owen under the Incentive Plan.

  (9) Includes (i) 9,282 shares of Common Stock owned directly, (ii) 6,263 shares of Common Stock allocated to Mr. Marburg's ESOP account, and
         (iii) 2,750 shares of Common Stock issuable under currently exercisable options granted to Mr. Marburg under the Incentive Plan. Excludes 11,750 shares of Common Stock issuable under options granted to Mr. Marburg under the Incentive Plan which are not exercisable within 60 days.

 (10) Includes (i) options to purchase an aggregate of 142,000 shares of Common Stock issuable to certain executive officers under the Incentive Plan, all of which are exercisable within 60 days. Excludes the shares of Common Stock owned by the ESOP as to which Mr. Montgomery and Ms. Howard serve as trustees, except for an aggregate of 38,093 shares allocated to the respective ESOP accounts of the executive officers of the Company and (ii) options to purchase an aggregate of 181,000 shares of Common Stock issued to certain executive officers under the Incentive Plan and Non-Qualified Plan, none of which are exercisable within 60 days.

 (11) Based on information set forth in Schedule 13G filed with the Commission by Capital Group International, Inc. on February 10, 2000.

 (12) Based on information set forth in Schedule 13G to be filed with the Commission by Gilchrist B. Berg on June 29, 2000. The stated business address for Mr. Berg is 225 Water Street, Suite 1987, Jacksonville, Florida 32202

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     None

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

(a)(1)   Financial Statements:
         ---------------------

         The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

         Reference                                                      Page No.
         ---------                                                      --------

            Report of Independent Auditors - Ernst & Young LLP              F-2

            Report of Independent Auditors - Deloitte & Touche LLP          F-3

            Consolidated balance sheets - March 31, 2000 and 1999           F-4

            Consolidated statements of income - Years ended
               March 31, 2000, 1999 and 1998                                F-5

            Consolidated statements of shareholders' equity - Years ended
               March 31, 2000, 1999 and 1998                                F-6

            Consolidated statements of cash flows - Years ended
               March 31, 2000, 1999 and 1998                                F-7

            Notes to consolidated financial statements                F-8 - F33


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

 4.6 Second Supplemental Indenture among Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

 4.7          Third  Supplemental  Indenture  among  G.L.  International,  Inc.,
         Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

 4.8 Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarterly period ended October 3, 1999).

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

10.4 Amendment No. 3 to Amended and Restated Term Loan Agreement by and among Fleet Bank, Columbus McKinnon Corporation and Karen L. Howard, Timothy R. Harvey, and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.5 Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 27, 1994 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.6 Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated August 5, 1996 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.7 First Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 16, 1996 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.8 Second Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated March 31, 1998 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.9 Third Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 30, 1998 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.10 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

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



10.13 Second Amendment, dated as of February 12, 1999, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional leaders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.14 Third Amendment dated as of November 16, 1999, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1999).

10.15 Fourth Amendment and Waiver, dated as of February 15, 2000, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2000).

10.16 Series Lease, dated as of November 1, 1993, between Town of Amherst Industrial Development Agency as Lessor and Columbus McKinnon Corporation as Lessee (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.17        Columbus  McKinnon   Corporation  Employee  Stock  Ownership  Plan
         Restatement  Effective  April 1, 1989  (incorporated  by  reference  to
         Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.18        Amendment  No. 1  to the Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.19        Amendment No. 2  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

*10.20        Amendment No. 3  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

*10.21        Amendment No. 4  of the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

*10.22        Amendment No. 5  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

*10.23        Amendment No. 6  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

#*10.24       Amendment No. 7  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000.

*10.25        Columbus  McKinnon  Corporation  Personal  Retirement Account Plan
         Trust  Agreement,  dated April 1, 1987  (incorporated  by  reference to
         Exhibit 10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.26        Amendment No. 1  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#*10.27       Amended and  Restated  Columbus  McKinnon  Corporation  Management
         EVA(R)Incentive Compensation Plan.

*10.28        Amendment and Restatement of Columbus McKinnon   Corporation  1995
         Incentive Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.29        Columbus McKinnon Corporation Restricted Stock Plan  (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.30        Amendment and  Restatement  of  Columbus   McKinnon    Corporation
         Non-Qualified  Stock Option Plan  (incorporated by reference to Exhibit
         10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.31        Columbus   McKinnon   Corporation   Thrift   [401(k)  Plan]   1989
         Restatement  Effective  January 1, 1998  (incorporated  by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

*10.32        Amendment  No. 1  to the  1998  Plan  Restatement  of the Columbus
         McKinnon Corporation Thrift 401(K) Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#*10.33       Amendment  No. 2  to the  1998  Plan  Restatement of  the Columbus
         McKinnon Corporation Thrift 401 (K) Plan, dated June 1, 2000.

*10.34        Columbus McKinnon Corporation Thrift [401(k)] Plan Trust Agreement
         Restatement  Effective  August 9, 1994  (incorporated  by  reference to
         Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.35        Columbus McKinnon Corporation   Monthly  Retirement  Benefit  Plan
         Restatement  Effective  April 1, 1998  (incorporated  by  reference  to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

*10.36        Amendment  No. 1  to the  1998  Plan  Restatement  of the Columbus
         McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.37        Amendment  No. 2  to the  1998 Plan  Restatement  of the  Columbus
         McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.38 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.39        Form  of  change  in Control  Agreement  as entered  into  between
         Columbus McKinnon Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, Lois H. Demler, Timothy R. Harvey, John Hansen and Neal Wixson (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

10.40 Stock Purchase Agreement, dated as of March 11, 1998, among Columbus McKinnon Corporation and the shareholders of LICO, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 9,
         1998).

10.41 Agreement and Plan of Merger, dated as of February 16, 1999, by and among Columbus McKinnon Corporation, GL International, Inc. and Larco Industrial Services, Ltd. (incorporated by reference to Exhibit
         10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.42 Columbus McKinnon Corporation - GL International Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.43         Columbus McKinnon  Corporation - Larco Industrial  services,  Ltd.
         1997 Stock Option Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#*10.44       Form of Stay Agreement  as entered into between Columbus  McKinnon
         Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, and Joseph J. Owen.

 #21.1        Subsidiaries of the Registrant.

 #23.1        Consent of Ernst & Young LLP.

 #23.2        Consent of Deloitte & Touche LLP.

 #27.1        Financial Data Schedule.

 #99.1        Form 11-K  Columbus McKinnon Corporation  Employee Stock Ownership
         Plan Annual Report for the year ended March 31, 2000.


* Indicates a management contract or compensation plan or arrangement. # Filed herewith

(b)      Reports on Form 8-K:

         During the fourth quarter of fiscal 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buffalo, State of New York on June 29, 2000.

                                      COLUMBUS McKINNON CORPORATION

                                      By:      /s/  Timothy T. Tevens
                                           -----------------------------------
                                                    Timothy T. Tevens
                                           President and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Signature                      Title                         Date
          ---------                      -----                         ----

/s/ Timothy T. Tevens           President, Chief Executive       June 29, 2000
---------------------
    Timothy T. Tevens              Officer and Director
                                  (Principal Executive Officer)

/s/ Robert L. Montgomery, Jr.   Executive Vice President,        June 29, 2000
-----------------------------
    Robert L. Montgomery, Jr.      Chief Financial Officer
                                   and Director (Principal
                                   Financial Officer and
                                   Principal Accounting Officer)

/s/ Herbert P. Ladds, Jr.       Chairman of the Board            June 29, 2000
-------------------------
    Herbert P. Ladds, Jr.           of Directors

/s/ Randolph A. Marks           Director                         June 29, 2000
---------------------
    Randolph A. Marks

/s/ L. David Black              Director                         June 29, 2000
------------------
    L. David Black

/s/ Carlos Pascual              Director                         June 29, 2000
------------------
    Carlos Pascual

/s/ Richard H. Fleming          Director                         June 29, 2000
----------------------
    Richard H. Fleming