Form 10-Q
period 2000-07-02
COLUMBUS MCKINNON CORP; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 2000-08-16
CIK 1005229, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended July 2, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                     to
                               -------------------    -----------------

Commission File Number:       0-27618
                              -------

         COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         NEW YORK                                        16-0547600
--------------------------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of July 31, 2000 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JULY 2, 2000

                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
            July 2, 2000 and March 31, 2000                                    2

         Condensed consolidated statements of income and retained earnings -
            Three months ended July 2, 2000 and July 4, 1999                   3

         Condensed consolidated statements of cash flows -
            Three months ended July 2, 2000 and July 4, 1999                   4

         Condensed consolidated statements of comprehensive income -
            Three months ended July 2, 2000 and July 4, 1999                   5

         Notes to condensed consolidated financial statements -
            July 2, 2000                                                       6

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                           12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - none.                                            16

Item 2.  Changes in Securities - none.                                        16

Item 3.  Defaults upon Senior Securities - none.                              16

Item 4.  Submission of Matters to a Vote of Security Holders - none.          16

Item 5.  Other Information - none.                                            16

Item 6.  Exhibits and Reports on Form 8-K - none.                             16

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         JULY 2,      MARCH 31,
                                                          2000          2000
                                                        ---------     ---------
ASSETS:                                                     (IN THOUSANDS)
Current assets:
      Cash and cash equivalents ....................    $   3,062     $   7,582
      Trade accounts receivable ....................      152,999       143,401
      Unbilled revenues ............................       21,567        24,447
      Inventories ..................................      110,682       108,291
      Net assets held for sale .....................        9,530         9,272
      Prepaid expenses .............................        6,419         6,181
                                                        ---------     ---------
Total current assets ...............................      304,259       299,174
Net property, plant, and equipment .................       86,100        87,297
Goodwill and other intangibles, net ................      335,325       339,603
Marketable securities ..............................       23,830        23,193
Deferred taxes on income ...........................        4,333         4,237
Other assets .......................................        6,433         6,320
                                                        ---------     ---------
Total assets .......................................    $ 760,280     $ 759,824
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

      Notes payable to banks .......................    $   3,066     $   2,677
      Trade accounts payable .......................       42,610        49,621
      Excess billings ..............................        6,182         4,288
      Accrued liabilities ..........................       46,586        51,246
      Current portion of long-term debt ............          822         3,493
                                                        ---------     ---------
Total current liabilities ..........................       99,266       111,325
Senior debt, less current portion ..................      216,054       210,684
Subordinated debt ..................................      199,588       199,574
Other non-current liabilities ......................       36,536        34,788
                                                        ---------     ---------
Total liabilities ..................................      551,444       556,371
                                                        ---------     ---------
Shareholders' equity
      Common stock .................................          149           149
      Additional paid-in capital ...................      107,023       106,884
      Retained earnings ............................      118,529       113,582
      ESOP debt guarantee ..........................       (8,494)       (8,703)
      Unearned restricted stock ....................       (2,618)       (2,843)
      Total accumulated other comprehensive loss ...       (5,753)       (5,616)
                                                        ---------     ---------
Total shareholders' equity .........................      208,836       203,453
                                                        ---------     ---------
Total liabilities and shareholders' equity .........    $ 760,280     $ 759,824
                                                        =========     =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                          ------------------
                                                         JULY 2,       JULY 4,
                                                          2000          1999
                                                        ---------     ---------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)


Net sales ......................................        $ 188,378     $ 181,601
Cost of products sold ..........................          141,164       134,488
                                                        ---------     ---------
Gross profit ...................................           47,214        47,113
                                                        ---------     ---------
Selling expenses ...............................           12,482        12,758
General and administrative expenses ............           10,340         9,487
Amortization of intangibles ....................            4,014         4,002
                                                        ---------     ---------
                                                           26,836        26,247
                                                        ---------     ---------

Income from operations .........................           20,378        20,866
Interest and debt expense ......................            9,281         8,279
Interest and other income ......................              941           247
                                                        ---------     ---------
Income before income taxes .....................           12,038        12,834
Income tax expense .............................            6,092         6,439
                                                        ---------     ---------
Net income .....................................            5,946         6,395
Retained earnings - beginning of period ........          113,582       100,455
Cash dividends of $0.07 per share ..............             (999)         (985)
                                                        ---------     ---------
Retained earnings - end of period ..............        $ 118,529     $ 105,865
                                                        =========     =========

Earnings per share data, basic .................        $    0.42     $    0.46
                                                        =========     =========
Earnings per share data, diluted ...............        $    0.42     $    0.45
                                                        =========     =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                    JULY 2,     JULY 4,
                                                                     2000        1999
                                                                   --------    --------
                                                                      (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income .....................................................   $  5,946    $  6,395
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization ............................      7,140       7,225
      Deferred income taxes ....................................        (96)        141
      Other ....................................................        334         190
      Changes in operating assets and liabilities net of effects from businesses purchased:
           Trade accounts receivable ...........................     (9,598)      2,919
           Unbilled revenues and excess billings ...............      4,774      (1,702)
           Inventories .........................................     (2,391)      2,823
           Prepaid expenses ....................................       (238)       (844)
           Other assets ........................................       (155)        168
           Trade accounts payable ..............................     (7,011)     (9,775)
           Accrued and non-current liabilities .................     (2,547)     (4,242)
                                                                   --------    --------
Net cash (used in) provided by operating activities ............     (3,842)      3,298
                                                                   --------    --------

INVESTING ACTIVITIES:

Purchase of marketable securities, net of sales ................     (1,065)     (2,138)
Capital expenditures ...........................................     (1,929)     (2,323)
Purchases of businesses, net of cash ...........................          -      (6,366)
Net assets held for sale .......................................       (258)        (71)
                                                                   --------    --------
Net cash used in investing activities ..........................     (3,252)    (10,898)
                                                                   --------    --------

FINANCING ACTIVITIES:

Proceeds from issuance of common stock .........................          -           1
Net borrowings under revolving line-of-credit agreements .......      4,289       4,849
Repayment of debt ..............................................     (1,201)       (886)
Dividends paid .................................................       (999)       (985)
Reduction of ESOP debt guarantee ...............................        209         209
Other ..........................................................          -        (131)
                                                                   --------    --------
Net cash provided by financing activities ......................      2,298       3,057
Effect of exchange rate changes on cash ........................        276       1,160
                                                                   --------    --------
Net decrease in cash and cash equivalents ......................     (4,520)     (3,383)
Cash and cash equivalents at beginning of period ...............      7,582       6,867
                                                                   --------    --------
Cash and cash equivalents at end of period .....................   $  3,062    $  3,484
                                                                   ========    ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                          JULY 2,    JULY 4,
                                                                           2000       1999
                                                                          -------    -------
                                                                            (IN THOUSANDS)

Net income ............................................................   $ 5,946    $ 6,395
                                                                          -------    -------
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments ............................       291        515
  Unrealized gains on investments
    Unrealized holding gains arising during the period ................       147         53
    Less:  reclassification adjustment for gains included in net income      (575)         -
                                                                          -------    -------
                                                                             (428)        53
                                                                          -------    -------
Total other comprehensive (loss) income ...............................      (137)       568
                                                                          -------    -------
Comprehensive income ..................................................   $ 5,809    $ 6,963
                                                                          =======    =======


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 2, 2000

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at July 2, 2000, and the results of its operations and its cash flows for the three month periods ended July 2, 2000 and July 4, 1999, have been included. Results for the period ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2000.

     Columbus McKinnon Corporation (the Company) is a broad-line designer, manufacturer and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally (primarily North America), in the automotive industry. The Company's integrated material handling solutions industrial businesses also deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

2.   Inventories consisted of the following:

                                                   JULY 2,           MARCH 31,
                                                    2000               2000
                                                -----------        -----------
                                                        (IN THOUSANDS)
     At cost - FIFO basis:

        Raw materials                           $    61,479        $    57,198
        Work-in-process                              18,933             20,240
        Finished goods                               37,636             38,329
                                                -----------        -----------
                                                    118,048            115,767
     LIFO cost less than FIFO cost                   (7,366)            (7,476)
                                                ------------       ------------
                                                $   110,682        $   108,291
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

3. Property, plant, and equipment is net of $56,013,000 and $52,887,000 of accumulated depreciation at July 2, 2000 and March 31, 2000, respectively.

4. Goodwill and other intangibles, net includes $50,270,000 and $46,256,000 of accumulated amortization at July 2, 2000 and March 31, 2000, respectively.

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

6. The carrying amount of the Company's senior debt instruments approximates the fair values. The Company's subordinated debt has an approximate fair value of $176,000,000 which is less than its carrying amount of $199,588,000.

7. The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge for debt extinguishment:

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                            JULY 2,   JULY 4,
                                                             2000      1999
                                                            -------   -------
                                                             (IN THOUSANDS)
Numerator for basic and diluted earnings per share:

  Net income ............................................   $ 5,946   $ 6,395
                                                            =======   =======

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS .........................    14,287    13,972

  Effect of dilutive employee stock options .............      --         222
                                                            -------   -------

  Adjusted weighted-average common stock outstanding
    and assumed conversions - denominator for diluted EPS    14,287    14,194
                                                            =======   =======


8. Income tax expense for the three-month periods ended July 2, 2000 and July 4, 1999 exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $3,074,000, and $3,076,000, respectively.

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

     Segment information as of and for the quarters ended July 2, 2000 and July 4, 1999, is as follows:


                                                      THREE MONTHS ENDED JULY 2, 2000
                                                      -------------------------------
                                                         SOLUTIONS -     SOLUTIONS -
                                          PRODUCTS       INDUSTRIAL      AUTOMOTIVE         TOTAL
                                          --------       ----------      ----------       --------
                                                              (IN THOUSANDS)
       Sales to external customers...     $125,196        $ 17,513        $ 45,669        $188,378
       Operating income before
          amortization...............       19,618           1,841           2,933          24,392
       Depreciation and amortization.        5,012             729           1,399           7,140
       Total assets..................      493,176          69,943         197,161         760,280
       Capital expenditures..........        1,915              16              (2)          1,929



                                                      THREE MONTHS ENDED JULY 4, 1999
                                                      -------------------------------
                                                         SOLUTIONS -     SOLUTIONS -
                                          PRODUCTS       INDUSTRIAL      AUTOMOTIVE         TOTAL
                                          --------       ----------      ----------       --------
                                                              (IN THOUSANDS)
       Sales to external customers...     $131,001        $ 15,052        $ 35,548        $181,601
       Operating income
         amortization................       23,105           1,176             587          24,868
       Depreciation and amortization.        5,014             788           1,423           7,225
       Total assets..................      514,375          68,656         182,308         765,339
       Capital expenditures..........        2,060             218              45           2,323


     The following schedule provides a reconciliation of operating income before amortization with consolidated income before income taxes:

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                              JULY 2, 2000      JULY 4, 1999
                                                                              ------------      ------------
                                                                                      (IN THOUSANDS)

       Operating income before amortization..........................           $ 24,392          $ 24,868
       Amortization of intangibles...................................             (4,014)           (4,002)
       Interest and debt expense.....................................             (9,281)           (8,279)
       Interest and other income.....................................                941               247
                                                                                --------          --------
       Income before income taxes....................................           $ 12,038          $ 12,834
                                                                                ========          ========


11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:


                                                                Domestic     Foreign       Elimina-     Consoli-
(IN THOUSANDS)                                       Parent   subsidiaries subsidiaries     tions        dated
                                                   -------------------------------------------------------------
AS OF JULY 2, 2000 Current assets:
 Cash and cash equivalents .....................   $  (1,261)   $     299    $   4,024    $       -    $   3,062
 Trade accounts receivable .....................      61,550       65,485       25,964            -      152,999
 Unbilled revenues .............................           -       21,567            -            -       21,567
 Inventories ...................................      48,203       38,221       25,137         (879)     110,682
 Other current assets ..........................       4,025        7,923        4,001            -       15,949
                                                   -------------------------------------------------------------
  Total current assets .........................     112,517      133,495       59,126         (879)     304,259
Net property, plant, and equipment .............      35,262       31,873       18,965            -       86,100
Goodwill and other intangibles, net ............      40,569      245,230       49,526            -      335,325
Intercompany ...................................     195,212     (358,845)     (64,463)     228,096            -
Other assets ...................................     225,603      161,656       (1,984)    (350,679)      34,596
                                                   -------------------------------------------------------------
  Total assets .................................   $ 609,163    $ 213,409    $  61,170    $(123,462)   $ 760,280
                                                   =============================================================


Current liabilities ............................   $  32,860    $  48,036    $  20,298    $  (1,928)   $  99,266
Long-term debt, less current portion ...........     409,755           10        5,877            -      415,642
Other non-current liabilities ..................      15,190       18,549        2,797            -       36,536
                                                   -------------------------------------------------------------
  Total liabilities ............................     457,805       66,595       28,972       (1,928)     551,444
                                                   -------------------------------------------------------------

Shareholders' equity ...........................     151,358      146,814       32,198     (121,534)     208,836
                                                   -------------------------------------------------------------

  Total liabilities and shareholders' equity....   $ 609,163    $ 213,409    $  61,170    $(123,462)   $ 760,280
                                                   =============================================================

FOR THE THREE MONTHS ENDED JULY 2, 2000
Net sales ......................................   $  66,979    $  97,534    $  29,742    $  (5,877)   $ 188,378
Cost of products sold ..........................      45,737       79,350       21,958       (5,881)     141,164
                                                   -------------------------------------------------------------
Gross profit ...................................      21,242       18,184        7,784            4       47,214
                                                   -------------------------------------------------------------
Selling, general and administrative expenses           9,747        8,098        4,977            -       22,822
Amortization of intangibles ....................         508        2,894          612            -        4,014
                                                   -------------------------------------------------------------
                                                      10,255       10,992        5,589            -       26,836
                                                   -------------------------------------------------------------
Income from operations .........................      10,987        7,192        2,195            4       20,378
Interest and debt expense ......................       9,130            -          151            -        9,281
Interest and other income ......................         773           60          108            -          941
                                                   -------------------------------------------------------------
Income before income taxes .....................       2,630        7,252        2,152            4       12,038
Income tax expense .............................       1,233        3,852        1,006            1        6,092
                                                   -------------------------------------------------------------
Net income .....................................   $   1,397    $   3,400    $   1,146    $       3    $   5,946
                                                   =============================================================


                                                                Domestic     Foreign       Elimina-     Consoli-
(IN THOUSANDS)                                       Parent   subsidiaries subsidiaries     tions        dated
                                                   -------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 2, 2000
OPERATING ACTIVITIES:

Net cash (used in) provided by operating
   activities ..................................   $  (7,060)   $   3,061    $     157    $       -    $  (3,842)
                                                   -------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net .........      (1,065)           -            -            -       (1,065)
Capital expenditures ...........................        (865)        (794)        (270)           -       (1,929)
Other ..........................................        --           (258)           -            -         (258)
                                                   -------------------------------------------------------------
Net cash used in investing activities ..........      (1,930)      (1,052)        (270)           -       (3,252)
                                                   -------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
   line-of-credit agreements ...................       3,900            -          389            -        4,289
Repayment of debt ..............................      (1,135)          (9)         (57)           -       (1,201)
Dividends paid .................................        (999)           -            -            -         (999)
Other ..........................................         209            -            -            -          209
                                                   -------------------------------------------------------------
Net cash provided by (used in) financing
   activities...................................       1,975           (9)         332            -        2,298
Effect of exchange rate changes on cash ........           -            -          276            -          276
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........      (7,015)       2,000          495            -       (4,520)
Cash and cash equivalents at beginning of period       5,754       (1,701)       3,529            -        7,582
                                                   -------------------------------------------------------------
Cash and cash equivalents at end of period .....   $  (1,261)   $     299    $   4,024    $       -    $   3,062
                                                   =============================================================


AS OF JULY 4, 1999
Current assets:
 Cash and cash equivalents .....................   $     803    $   1,143    $   1,538    $       -    $   3,484
 Trade accounts receivable .....................      54,740       57,287       23,770            -      135,797
 Unbilled revenues .............................           -       13,462            -            -       13,462
 Inventories ...................................      48,372       39,520       27,239       (1,004)     114,127
 Other current assets ..........................       3,529       10,322        3,440            -       17,291
                                                   -------------------------------------------------------------
  Total current assets .........................     107,444      121,734       55,987       (1,004)     284,161
Net property, plant, and equipment .............      36,859       33,571       20,009            -       90,439
Goodwill and other intangibles, net ............      42,499      261,396       53,027            -      356,922
Intercompany ...................................     213,795     (375,176)     (65,517)     226,898            -
Other assets ...................................     221,271      162,491       (1,266)    (348,679)      33,817
                                                   -------------------------------------------------------------
  Total assets .................................   $ 621,868    $ 204,016    $  62,240    $(122,785)   $ 765,339
                                                   =============================================================


Current liabilities ............................   $  39,797    $  48,837    $  21,666    $  (3,114)   $ 107,186
Long-term debt, less current portion ...........     419,725            -        6,523            -      426,248
Other non-current liabilities ..................      11,623       22,042        2,968            -       36,633
                                                   -------------------------------------------------------------
  Total liabilities ............................     471,145       70,879       31,157       (3,114)     570,067
                                                   -------------------------------------------------------------

Shareholders' equity ...........................     150,723      133,137       31,083     (119,671)     195,272
                                                   -------------------------------------------------------------
  Total liabilities and shareholders' equity ...   $ 621,868    $ 204,016    $  62,240    $(122,785)   $ 765,339
                                                   =============================================================








                                                                Domestic     Foreign       Elimina-     Consoli-
(IN THOUSANDS)                                       Parent   subsidiaries subsidiaries     tions        dated
                                                   -------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 4, 1999
Net sales ......................................   $  68,814    $  88,921    $  29,857    $  (5,991)   $ 181,601
Cost of products sold ..........................      46,430       72,563       21,444       (5,949)     134,488
                                                   -------------------------------------------------------------
Gross profit ...................................      22,384       16,358        8,413          (42)      47,113
                                                   -------------------------------------------------------------
Selling, general and administrative expenses ...       8,715        7,393        6,137            -       22,245
Amortization of intangibles ....................         489        2,861          652            -        4,002
                                                   -------------------------------------------------------------
                                                       9,204       10,254        6,789            -       26,247
                                                   -------------------------------------------------------------
Income from operations .........................      13,180        6,104        1,624          (42)      20,866
Interest and debt expense ......................       8,098            2          179            -        8,279
Interest and other income ......................         113           77           57            -          247
                                                   -------------------------------------------------------------
Income before income taxes .....................       5,195        6,179        1,502          (42)      12,834
Income tax expense .............................       2,177        3,431          848          (17)       6,439
                                                   -------------------------------------------------------------
Net income .....................................   $   3,018    $   2,748    $     654        $ (25)   $   6,395
                                                   =============================================================



FOR THE THREE MONTHS ENDED JULY 4, 1999
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
   activities ..................................   $  (1,824)   $   7,346    $  (2,363)   $     139    $   3,298
                                                   -------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net .........      (2,138)           -            -            -       (2,138)
Capital expenditures ...........................      (1,692)        (355)        (276)           -       (2,323)
Purchases of businesses, net of cash ...........        --         (6,317)           -          (49)      (6,366)
Other ..........................................        --            (71)           -            -          (71)
                                                   -------------------------------------------------------------

Net cash used in investing activities ..........      (3,830)      (6,743)        (276)         (49)     (10,898)
                                                   -------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock .........           1          136            -         (136)           1
Net borrowings (payments) under revolving
  line-of-credit agreements ....................       5,000            -         (151)           -        4,849
Repayment of debt ..............................        (750)           -         (136)           -         (886)
Dividends paid .................................        (981)          (4)           -            -         (985)
Other ..........................................          78            -            -            -           78
                                                   -------------------------------------------------------------
Net cash provided by (used in) financing
activities......................................       3,348          132         (287)        (136)       3,057
Effect of exchange rate changes on cash ........           -            -        1,114           46        1,160
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........      (2,306)         735       (1,812)           -       (3,383)
Cash and cash equivalents at beginning of period       3,109          408        3,350            -        6,867
                                                   -------------------------------------------------------------
Cash and cash equivalents at end of period .....   $     803    $   1,143    $   1,538    $       -    $   3,484
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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial, automotive and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels. Distribution channels include general distributors,
specialty  distributors,   crane  end  users,  service-after-sale  distributors,
original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions segments primarily deal directly with end-users. Material handling solutions automotive sales are concentrated, domestically and internationally (primarily North America) in the automotive industry. Material handling solutions industrial sales are concentrated, domestically and internationally (primarily Europe), in consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2000 AND JULY 4, 1999
Net sales in the fiscal 2001 quarter ended July 2, 2000 were $188,378,000, an increase of $6,777,000 or 3.7% from the fiscal 2000 quarter ended July 4, 1999. Sales in the Products segment were down roughly 4.4% as a result of fewer production/shipping days in the fiscal 2001 quarter and softness in industrial markets. Sales in the Solutions-Industrial segment increased by 16.3% as a result of new product offerings and expanding markets. The Solutions-Automotive segment had a sales increase of 28.5% as a result of improving contract bookings. Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:


                                 THREE MONTHS ENDED
                                 ------------------
                                 JULY 2,      JULY 4,            CHANGE
                                  2000         1999        AMOUNT        %
                                --------     --------     --------      ----
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)

Products ....................   $125,196     $131,001     $ (5,805)     (4.4)
Solutions-Industrial ........     17,513       15,052        2,461      16.3
Solutions-Automotive ........     45,669       35,548       10,121      28.5
                                --------     --------     --------
Consolidated net sales.......   $188,378     $181,601     $  6,777       3.7
                                ========     ========     ========

The Company's gross profit margins were approximately 25.1% and 25.9% for the fiscal 2001 and 2000 quarters, respectively. The decrease in gross profit margin is a combination of offsetting fluctuations in the various segments. The gross profit margin decreased in the Products segment primarily due to a reclassification of approximately $900,000 of costs from general and administrative expenses for corporate consistency, and lower sales volume. The Solutions-Industrial segment experienced increased gross profit margins for the fiscal 2001 quarter as a result of increased volume. Gross profit margins in the Solutions-Automotive segment increased for the first quarter of 2001 due to improved contract pricing, the realization of cost saving methodologies employed in the middle of the fiscal 2000 year, and the absence of certain low margin foreign contracts which occurred in the first quarter of fiscal 2000.

Selling expenses were $12,482,000 and $12,758,000 in the fiscal 2001 and 2000 quarters, respectively. As a percentage of consolidated net sales, selling expenses were 6.6% and 7.0% for the fiscal 2001 and 2000 quarters, respectively. The reduction is due to cost control efforts and increased sales volume.

General and administrative expenses were $10,340,000, and $9,487,000 in the fiscal 2001 and 2000 quarters, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.5% and 5.2% in the fiscal 2001 and 2000 quarters, respectively. The increase is a result of increased product liability expense recorded by the Company's captive insurance company. This increased expense is a result of and offset by the higher investment income shown on the interest and other income line.

Amortization of intangibles was $4,014,000 and $4,002,000 in the fiscal 2001 and 2000 quarters, respectively.

Income from operations decreased $488,000 or 2.3% in the fiscal 2001 quarter, compared to the fiscal 2000 quarter. This is based on income from operations of $20,378,000 and $20,865,000 or 10.8% and 11.5% of consolidated net sales for the fiscal 2001 and 2000 quarters, respectively.

Interest and debt expense was $9,281,000, and $8,279,000 in the fiscal 2001 and 2000 quarters, respectively. The fiscal 2001 increase is solely the result of increasing interest rates. As a percentage of consolidated net sales, interest and debt expense was 4.9% and 4.6% in the fiscal 2001 and 2000 quarters, respectively.

Interest and other income was $941,000 and $247,000 in the fiscal 2001 and 2000 quarters, respectively. The increase in the current year fiscal quarter is the result of the investment earnings on assets in the Company's captive insurance company.

Income taxes as a percentage of income before income taxes were 50.6% and 50.2% in the fiscal 2001 and 2000 quarters, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

Net income, therefore, decreased $449,000 or 7.0% for the quarter ended July 2, 2000. This is based on net income of $5,946,000 and $6,395,000 for the quarters ended July 2, 2000 and July 4, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company (WECO), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million and was financed by proceeds from the Company's revolving credit facility.

The 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, reduced to $275 million and $250 million effective March 31, 2001 and 2002, respectively, against which $208.9 million was outstanding at July 2, 2000. Interest is payable at varying Eurodollar and Prime rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 200 basis points at July 31, 2000 or the lender's prime rate plus 50 basis points. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199,468,000, net of original issue discount of $532,000 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1,902,000 of proceeds from rate hedging in advance of the
placement.   Provisions  of  the  8  1/2%  Notes  include,  without  limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In addition, on or prior to April 1, 2001, the Company may redeem up to 35% of the outstanding notes with the proceeds of equity offerings at a redemption price of 108.5%, subject to certain restrictions. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain domestic subsidiaries and are not subject to any sinking fund requirements.

The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

Net cash used by operating activities was $3,842,000 for the three months ended July 2, 2000 while net cash provided by operating activities was $3,298,000 for the three months ended July 4, 1999. The $7,140,000 difference is due to changes in net working capital components, primarily accounts receivable.

Net cash used in investing activities decreased to $3,252,000 for the three months ended July 2, 2000 from $10,898,000 for the three months ended July 4, 1999. The $7,646,000 decrease is due primarily to the acquisition of WECO in the first quarter of fiscal 2000.

Net cash provided by financing activities was $2,298,000 for the three months ended July 2, 2000 versus $3,057,000 for the three months ended July 4, 1999.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended July 2, 2000 and July 4, 1999 were $1,929,000 and $2,323,000, respectively.

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


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" in June of 1998. The FASB issued SFAS 137 in June 1999 which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Statement No.133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement will not have a material impact on the Company at the present time.


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

Item 5.  Other Information - none.

Item 6.  Exhibits and Reports on Form 8-K - none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLUMBUS MCKINNON CORPORATION
                                          -----------------------------
                                                  (Registrant)






Date: AUGUST 16, 2000                     /S/ ROBERT L. MONTGOMERY, JR.
      ----------------                    -----------------------------
                                          Robert L. Montgomery, Jr.
                                          Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)