Form 10-Q
period 2000-10-01
COLUMBUS MCKINNON CORP; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 2000-11-14
CIK 1005229, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 1, 2000

                                       or

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


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of October 31, 2000 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS McKINNON CORPORATION
                                 OCTOBER 1, 2000

                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed consolidated balance sheets -
            October 1, 2000 and March 31, 2000                                 2

          Condensed consolidated statements of income and retained earnings -
            Three months and six months ended October 1, 2000
            and October 3, 1999                                                3

          Condensed consolidated statements of cash flows -
            Six months ended October 1, 2000 and October 3, 1999               4

          Condensed consolidated statements of comprehensive income -
            Three months and six months ended October 1, 2000
            and October 3, 1999                                                5

          Notes to condensed consolidated financial statements -
            October 1, 2000                                                    6

Item 2.   Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                           14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - none.                                           19

Item 2.   Changes in Securities - none.                                       19

Item 3.   Defaults upon Senior Securities - none.                             19

Item 4.   Submission of Matters to a Vote of Security Holders - none.         19

Item 5.   Other Information                                                   19

Item 6.   Exhibits and Reports on Form 8-K                                    19

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS McKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       OCTOBER 1,      MARCH 31,
                                                          2000           2000
                                                       ----------     ---------
ASSETS:                                                      (IN THOUSANDS)
Current assets:
      Cash and cash equivalents ....................    $   5,446     $   7,582
      Trade accounts receivable ....................      145,923       143,401
      Unbilled revenues ............................       34,581        24,447
      Inventories ..................................      111,406       108,291
      Net assets held for sale .....................        9,013         9,272
      Prepaid expenses .............................        6,289         6,181
                                                        ---------     ---------
Total current assets ...............................      312,658       299,174
Net property, plant, and equipment .................       88,149        87,297
Goodwill and other intangibles, net ................      330,040       339,603
Marketable securities ..............................       24,272        23,193
Deferred taxes on income ...........................        4,653         4,237
Other assets .......................................        6,460         6,320
                                                        ---------     ---------
Total assets .......................................    $ 766,232     $ 759,824
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

      Notes payable to banks .......................    $   1,738     $   2,677
      Trade accounts payable .......................       36,567        49,621
      Excess billings ..............................        6,493         4,288
      Accrued liabilities ..........................       56,113        51,246
      Current portion of long-term debt ............          811         3,493
                                                        ---------     ---------
Total current liabilities ..........................      101,722       111,325
Senior debt, less current portion ..................      219,149       210,684
Subordinated debt ..................................      199,601       199,574
Other non-current liabilities ......................       36,922        34,788
                                                        ---------     ---------
Total liabilities ..................................      557,394       556,371
                                                        ---------     ---------
Shareholders' equity:
      Common stock .................................          149           149
      Additional paid-in capital ...................      107,080       106,884
      Retained earnings ............................      121,915       113,582
      ESOP debt guarantee ..........................       (8,285)       (8,703)
      Unearned restricted stock ....................       (2,396)       (2,843)
      Total accumulated other comprehensive loss ...       (9,625)       (5,616)
                                                        ---------     ---------
Total shareholders' equity .........................      208,838       203,453
                                                        ---------     ---------
Total liabilities and shareholders' equity .........    $ 766,232     $ 759,824
                                                        =========     =========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                              COLUMBUS McKINNON CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                        (UNAUDITED)

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        ------------------------   -----------------------
                                                                        OCTOBER 1,    OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                                           2000          1999         2000         1999
                                                                           ----          ----         ----         ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)



Net sales ............................................................   $ 188,994    $ 182,008    $ 377,372    $ 363,609
Cost of products sold ................................................     144,004      142,276      285,168      276,764
                                                                         ---------    ---------    ---------    ---------
Gross profit .........................................................      44,990       39,732       92,204       86,845
                                                                         ---------    ---------    ---------    ---------

Selling expenses .....................................................      12,332       12,412       24,814       25,170
General and administrative expenses ..................................       9,961       10,912       20,301       20,269
Proxy contest related expenses .......................................           -          835            -          965
Amortization of intangibles ..........................................       4,017        4,000        8,031        8,002
                                                                         ---------    ---------    ---------    ---------
                                                                            26,310       28,159       53,146       54,406
                                                                         ---------    ---------    ---------    ---------

Income from operations ...............................................      18,680       11,573       39,058       32,439
Interest and debt expense ............................................       9,710        8,294       18,991       16,573
Interest and other income ............................................         671          306        1,612          553
                                                                         ---------    ---------    ---------    ---------
Income before income taxes ...........................................       9,641        3,585       21,679       16,419
Income tax expense ...................................................       5,253        3,074       11,345        9,513
                                                                         ---------    ---------    ---------    ---------
Net income ...........................................................       4,388          511       10,334        6,906
Retained earnings - beginning of period ..............................     118,529      105,865      113,582      100,455
Cash dividends of $0.07, $0.07, $0.14 and
   $0.14 per share ...................................................      (1,002)        (993)      (2,001)      (1,978)
                                                                         ---------    ---------    ---------    ---------
Retained earnings - end of period ....................................   $ 121,915    $ 105,383    $ 121,915    $ 105,383
                                                                         =========    =========    =========    =========

Earnings per share data, basic .......................................   $    0.31    $    0.04    $    0.72    $    0.49
                                                                         =========    =========    =========    =========
Earnings per share data, diluted .....................................   $    0.31    $    0.04    $    0.72    $    0.49
                                                                         =========    =========    =========    =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                          COLUMBUS McKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                                                         OCTOBER 1,  OCTOBER 3,
                                                                            2000        1999
                                                                         ---------   ---------
                                                                            (IN THOUSANDS)

OPERATING ACTIVITIES:
Net income ...........................................................   $ 10,334    $  6,906
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ...................................     14,190      14,412
     Deferred income taxes ...........................................       (416)        172
     Other ...........................................................        627         436
     Changes in operating assets and liabilities net of effects from businesses purchased:
           Trade accounts receivable .................................     (2,522)      5,954
           Unbilled revenues and excess billings .....................     (7,929)     (4,352)
           Inventories ...............................................     (3,115)      2,949
           Prepaid expenses ..........................................       (108)       (572)
           Other assets ..............................................       (219)        (92)
           Trade accounts payable ....................................    (13,054)      7,008
           Accrued and non-current liabilities .......................      7,645     (13,094)
                                                                         --------    --------
Net cash provided by operating activities ............................      5,433      19,727
                                                                         --------    --------

INVESTING ACTIVITIES:
Purchase of marketable securities, net ...............................     (1,834)       (796)
Capital expenditures .................................................     (7,011)     (5,130)
Purchases of businesses, net of cash .................................          -      (6,410)
Net assets held for sale .............................................        259        (589)
                                                                         --------    --------
Net cash used in investing activities ................................     (8,586)    (12,925)
                                                                         --------    --------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...............................          -           3
Net borrowings under revolving line-of-credit agreements .............      6,761       7,524
Repayment of debt ....................................................     (1,917)       (490)
Dividends paid .......................................................     (2,001)     (1,978)
Reduction of ESOP debt guarantee .....................................        418         418
Other ................................................................          -        (131)
                                                                         --------    --------
Net cash provided by financing activities ............................      3,261       5,346
Effect of exchange rate changes on cash ..............................     (2,244)      1,056
                                                                         --------    --------
Net (decrease) increase in cash and cash equivalents .................     (2,136)     13,204
Cash and cash equivalents at beginning of period .....................      7,582       6,867
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $  5,446    $ 20,071
                                                                         ========    ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                            COLUMBUS McKINNON CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (UNAUDITED)

                                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                           ------------------      ----------------
                                                                         OCTOBER 1,  OCTOBER 3,  OCTOBER 1,  OCTOBER 3,
                                                                            2000        1999        2000        1999
                                                                            ----        ----        ----        ----
                                                                                         (IN THOUSANDS)
Net income ...........................................................   $  4,388    $    511    $ 10,334    $  6,906
                                                                         --------    --------    --------    --------
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments ...........................     (3,545)        528      (3,254)      1,043
  Unrealized gains on investments:
    Unrealized holding gains arising during
      the period .....................................................        (45)       (455)        102        (402)
    Less:  reclassification adjustment for gains
      included in net income .........................................       (282)        (64)       (857)        (64)
                                                                         --------    --------    --------    --------
                                                                             (327)       (519)       (755)       (466)
                                                                         --------    --------    --------    --------
Total other comprehensive (loss) income ..............................     (3,872)          9      (4,009)        577
                                                                         --------    --------    --------    --------
Comprehensive income .................................................   $    516    $    520    $  6,325    $  7,483
                                                                         ========    ========    ========    ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS McKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 1, 2000

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at October 1, 2000, and the results of its operations and its cash flows for the three and six month periods ended October 1, 2000 and October 3, 1999, have been included. Results for the period ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2000.

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

2.   Inventories consisted of the following:
                                              OCTOBER 1,         MARCH 31,
                                                2000               2000
                                             -----------        -----------
                                                     (IN THOUSANDS)
     At cost - FIFO basis:

        Raw materials                        $    62,803        $    57,198
        Work-in-process                           19,082             20,240
        Finished goods                            37,164             38,329
                                             -----------        -----------
                                                 119,049            115,767
     LIFO cost less than FIFO cost                (7,643)            (7,476)
                                             -----------        -----------
                                             $   111,406        $   108,291
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

3.   Property,  plant,  and equipment is net of $59,046,000  and  $52,887,000 of
     accumulated   depreciation   at  October  1,  2000  and  March  31,   2000,
     respectively.

4.   Goodwill and other intangibles, net includes $54,287,000 and $46,256,000 of
     accumulated   amortization   at  October  1,  2000  and  March  31,   2000,
     respectively.

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

6. The carrying amount of the Company's senior debt instruments approximates the fair values. The Company's subordinated debt has an approximate fair market value of $168,000,000, which is less than its carrying amount of $199,601,000.

7. The following table sets forth the computation of basic and diluted earnings per share:


                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      ------------------    ----------------
                                                     OCTOBER 1, OCTOBER 3, OCTOBER 1, OCTOBER 3,
                                                        2000       1999       2000       1999
                                                        ----       ----       ----       ----
                                                                   (IN THOUSANDS)

     Numerator for basic and diluted earnings per share:

      Net income ..................................   $ 4,388    $   511    $10,334    $ 6,906
                                                      =======    =======    =======    =======

     Denominators:
      Weighted-average common stock outstanding -
       denominator for basic EPS ..................    14,308     14,153     14,298     14,060

      Effect of dilutive employee stock options ...         -         75          -        150
                                                      -------    -------    -------    -------

      Adjusted weighted-average common stock
       outstanding and assumed conversions -
       denominator for diluted EPS ................    14,308     14,228     14,298     14,210
                                                      =======    =======    =======    =======


8. Income tax expense for the three-month periods ended October 1, 2000 and October 3, 1999 and also for the six month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $3,097,000, $3,076,000, $6,171,000, and $6,152,000, respectively.

9. On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company ("WECO"), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million of cash and was financed by proceeds from the Company's revolving debt facility.

10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, material handling solutions - industrial, and material handling solutions - automotive. The Company's material handling products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels. The material handling solutions industrial - segment sell engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The material handling solutions - automotive segment sells engineered material handling systems, mainly conveyors, primarily to end-users in the automotive industry. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.


     Segment information as of and for the six months ended October 1, 2000 and October 3, 1999, is as follows:

                                    SIX MONTHS ENDED OCTOBER 1, 2000
                                    --------------------------------
                                         SOLUTIONS - SOLUTIONS -
                                PRODUCTS  INDUSTRIAL  AUTOMOTIVE   TOTAL
                                --------  ----------  ----------   -----
                                              (IN THOUSANDS)
Sales to external customers .   $247,166   $ 34,926    $ 95,280   $377,372
Operating income before
  amortization...............     38,626      3,135       5,328     47,089
Depreciation and amortization      9,955      1,426       2,809     14,190
Total assets ................    492,671     65,781     207,780    766,232
Capital expenditures ........      7,230       (232)         13      7,011




                                    SIX MONTHS ENDED OCTOBER 3, 1999
                                    --------------------------------
                                         SOLUTIONS - SOLUTIONS -
                                PRODUCTS  INDUSTRIAL  AUTOMOTIVE   TOTAL
                                --------  ----------  ----------   -----
                                              (IN THOUSANDS)
Sales to external customers .   $255,872   $ 31,416   $ 76,321   $363,609
Operating income before
  amortization...............     39,840      3,230     (2,629)    40,441
Depreciation and amortization     10,014      1,571      2,827     14,412
Total assets ................    518,195     71,530    187,665    777,390
Capital expenditures ........      4,471        531        128      5,130


     The following schedule provides a reconciliation of operating income before amortization with consolidated income before income taxes:

                                                        SIX MONTHS ENDED
                                                        ----------------
                                                OCTOBER 1, 2000  OCTOBER 3, 1999
                                                ---------------  ---------------
                                                         (IN THOUSANDS)
Operating income before amortization.........      $ 47,089         $ 40,441
Amortization of intangibles .................        (8,031)          (8,002)
Interest and debt expense ...................       (18,991)         (16,573)
Interest and other income ...................         1,612              553
                                                   --------         --------
Income before income taxes ..................      $ 21,679         $ 16,419
                                                   ========         ========

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:

                                                                Domestic     Foreign       Elimina-     Consoli-
(In thousands)                                        Parent  Subsidiaries Subsidiaries     tions        dated
                                                   -------------------------------------------------------------
AS OF OCTOBER 1, 2000
Current assets:
 Cash and cash equivalents .....................   $     863    $   1,832    $   2,751    $       -    $   5,446
 Trade accounts receivable .....................      59,840       60,657       25,426            -      145,923
 Unbilled revenues .............................           -       34,581            -            -       34,581
 Inventories ...................................      49,558       38,410       24,327         (889)     111,406
 Other current assets ..........................       3,661        7,498        4,143            -       15,302
                                                   -------------------------------------------------------------
  Total current assets .........................     113,922      142,978       56,647         (889)     312,658
Net property, plant, and equipment .............      35,348       34,691       18,110            -       88,149
Goodwill and other intangibles, net ............      39,831      242,329       47,880            -      330,040
Intercompany ...................................     202,121     (363,801)     (65,044)     226,724            -
Other assets ...................................     226,327      161,626       (1,889)    (350,679)      35,385
                                                   -------------------------------------------------------------

  Total assets .................................   $ 617,549    $ 217,823    $  55,704    $(124,844)   $ 766,232
                                                   =============================================================

Current liabilities ............................   $  37,393    $  49,589    $  18,044    $  (3,304)   $ 101,722
Long-term debt, less current portion ...........     413,421            6        5,323            -      418,750
Other non-current liabilities ..................      15,761       18,532        2,629            -       36,922
                                                   -------------------------------------------------------------
  Total liabilities ............................     466,575       68,127       25,996       (3,304)     557,394

Shareholders' equity ...........................     150,974      149,696       29,708     (121,540)     208,838
                                                   -------------------------------------------------------------

  Total liabilities and shareholders' equity ...   $ 617,549    $ 217,823    $  55,704    $(124,844)   $ 766,232
                                                   =============================================================

FOR THE SIX MONTHS ENDED OCTOBER 1, 2000
Net sales ......................................   $ 130,369    $ 198,520    $  60,087    $ (11,604)   $ 377,372
Cost of products sold ..........................      89,330      162,662       44,774      (11,598)     285,168
                                                   -------------------------------------------------------------
Gross profit ...................................      41,039       35,858       15,313           (6)      92,204
                                                   -------------------------------------------------------------
Selling, general and administrative expenses ...      18,870       16,482        9,763            -       45,115
Amortization of intangibles ....................       1,019        5,794        1,218            -        8,031
                                                   -------------------------------------------------------------
                                                      19,889       22,276       10,981            -       53,146
                                                   -------------------------------------------------------------
Income from operations .........................      21,150       13,582        4,332           (6)      39,058
Interest and debt expense ......................      18,648           44          299            -       18,991
Interest and other income ......................       1,251          120          241            -        1,612
                                                   -------------------------------------------------------------
Income before income taxes .....................       3,753       13,658        4,274           (6)      21,679
Income tax expense .............................       1,899        7,376        2,073           (3)      11,345
                                                   -------------------------------------------------------------

Net income .....................................   $   1,854    $   6,282    $   2,201    $      (3)   $  10,334
                                                   =============================================================


                                                                Domestic     Foreign       Elimina-     Consoli-
(In thousands)                                        Parent  Subsidiaries Subsidiaries     tions        dated
                                                   -------------------------------------------------------------
FOR THE SIX MONTHS ENDED OCTOBER 1, 2000
OPERATING ACTIVITIES:
Net cash (used in) provided by operating .......   $  (5,524)   $   8,003    $   2,954    $       -    $   5,433
activities .....................................   -------------------------------------------------------------


INVESTING ACTIVITIES:
Purchase of marketable securities, net .........      (1,834)           -            -            -       (1,834)
Capital expenditures ...........................      (2,368)      (4,712)          69            -       (7,011)
Other ..........................................           -          259            -            -          259
                                                   -------------------------------------------------------------
Net cash (used in) provided by investing .......      (4,202)      (4,453)          69            -       (8,586)
activities                                         -------------------------------------------------------------


FINANCING ACTIVITIES:
Proceeds from issuance of common stock .........           -            -            -            -            -
Net borrowings (payments) under revolving
  line-of-credit agreements ....................       7,700            -         (939)           -        6,761
Repayment of debt ..............................      (1,282)         (17)        (618)           -       (1,917)
Dividends paid .................................      (2,001)           -            -            -       (2,001)
Other ..........................................         418            -            -            -          418
                                                   -------------------------------------------------------------
Net cash  provided by (used in) financing
  activities....................................       4,835          (17)      (1,557)           -        3,261
Effect of exchange rate changes on cash ........           -            -       (2,244)           -       (2,244)
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........      (4,891)       3,533         (778)           -       (2,136)
Cash and cash equivalents at beginning of period       5,754       (1,701)       3,529            -        7,582
                                                   -------------------------------------------------------------

Cash and cash equivalents at end of period .....   $     863    $   1,832    $   2,751    $       -    $   5,446
                                                   =============================================================




AS OF OCTOBER 3, 1999
Current assets:
 Cash and cash equivalents .....................   $   9,522    $   5,264    $   5,285    $       -    $  20,071
 Trade accounts receivable .....................      51,152       56,998       24,612            -      132,762
 Unbilled revenues .............................           -       16,209            -            -       16,209
 Inventories ...................................      48,308       39,570       27,134       (1,011)     114,001
 Other current assets ..........................       2,893       10,966        3,678            -       17,537
                                                   -------------------------------------------------------------
  Total current assets .........................     111,875      129,007       60,709       (1,011)     300,580
Net property, plant, and equipment .............      36,588       33,094       20,377            -       90,059
Goodwill and other intangibles, net ............      41,849      258,569       53,010            -      353,428
Intercompany ...................................     206,658     (371,663)     (67,193)     232,198            -
Other assets ...................................     221,004      162,472       (1,474)    (348,679)      33,323
                                                   -------------------------------------------------------------

  Total assets .................................   $ 617,974    $ 211,479    $  65,429    $(117,492)   $ 777,390
                                                   =============================================================




Current liabilities ............................   $  31,992    $  56,845    $  22,859    $   1,654    $ 113,350
Long-term debt, less current portion ...........     423,280            -        6,816            -      430,096
Other non-current liabilities ..................      12,233       22,055        3,136            -       37,424
                                                   -------------------------------------------------------------
  Total liabilities ............................     467,505       78,900       32,811        1,654      580,870

Shareholders' equity ...........................     150,469      132,579       32,618     (119,146)     196,520
                                                   -------------------------------------------------------------

  Total liabilities and shareholders' equity ...   $ 617,974    $ 211,479    $  65,429    $(117,492)   $ 777,390
                                                   =============================================================


                                                                Domestic     Foreign       Elimina-     Consoli-
(In thousands)                                        Parent  Subsidiaries Subsidiaries     tions        dated
                                                   -------------------------------------------------------------
FOR THE SIX MONTHS ENDED OCTOBER 3, 1999
Net sales ......................................   $ 132,442    $ 180,063    $  61,618    $ (10,514)   $ 363,609
Cost of products sold ..........................      90,973      152,089       44,179      (10,477)     276,764
                                                   -------------------------------------------------------------
Gross profit ...................................      41,469       27,974       17,439          (37)      86,845
                                                   -------------------------------------------------------------
Selling, general and administrative expenses ...      19,761       14,867       11,776            -       46,404
Amortization of intangibles ....................         980        5,732        1,290            -        8,002
                                                   -------------------------------------------------------------
                                                      20,741       20,599       13,066            -       54,406
                                                   -------------------------------------------------------------
Income from operations .........................      20,728        7,375        4,373          (37)      32,439
Interest and debt expense ......................      16,204            5          364            -       16,573
Interest and other income ......................         292          157          104            -          553
                                                   -------------------------------------------------------------
Income before income taxes .....................       4,816        7,527        4,113          (37)      16,419
Income tax expense .............................       2,261        5,311        1,956          (15)       9,513
                                                   -------------------------------------------------------------

Net income .....................................   $   2,555    $   2,216    $   2,157    $     (22)   $   6,906
                                                   =============================================================



FOR THE SIX MONTHS ENDED OCTOBER 3, 1999
OPERATING ACTIVITIES:

Net cash provided by operating activities ......   $   3,994   $   12,720    $   2,862    $     151    $  19,727
                                                  --------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net .........        (796)           -            -            -         (796)
Capital expenditures ...........................      (2,892)      (1,045)      (1,193)           -       (5,130)
Purchases of businesses, net of cash ...........           -       (6,361)           -          (49)      (6,410)
Other ..........................................           -         (589)           -            -         (589)
                                                  --------------------------------------------------------------
Net cash used in investing activities ..........      (3,688)      (7,995)      (1,193)         (49)     (12,925)
                                                  --------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock .........           3          136            -         (136)           3
Net payments under revolving
  line-of-credit agreements ....................       8,800            -       (1,276)           -        7,524
Repayment of debt ..............................      (1,009)           -          519            -         (490)
Dividends paid .................................      (1,974)          (5)           1            -       (1,978)
Other ..........................................         287            -            -            -          287
                                                   -------------------------------------------------------------
Net cash (used in) provided by financing
  activities....................................       6,107          131         (756)        (136)       5,346
Effect of exchange rate changes on cash ........           -            -        1,022           34        1,056
                                                   -------------------------------------------------------------
Net change in cash and cash equivalents ........       6,413        4,856        1,935            -       13,204
Cash and cash equivalents at beginning of period       3,109          408        3,350            -        6,867
                                                   -------------------------------------------------------------

Cash and cash equivalents at end of period .....   $   9,522   $    5,264    $   5,285    $       -    $  20,071
                                                   =============================================================

12. The Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS 137 in June of 1999 which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement would not have a material impact on the Company at the present time.

     The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements (SAB No. 101) in December of 1999. SAB No. 101 provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products that are widely distributed to industrial, automotive and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions segments primarily deal directly with end-users. Material handling solutions - automotive sales are concentrated, domestically and internationally (primarily North America) in the automotive industry. Material handling solutions - industrial sales are concentrated, domestically and internationally (primarily Europe), in consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets.


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
Net sales in the fiscal 2001 quarter ended October 1, 2000 were $188,994,000, a increase of $6,986,000 or 3.8% over the fiscal 2000 quarter ended October 3, 1999. Net sales for the six months ended October 1, 2000 were $377,372,000, an increase of $13,763,000 or 3.8% over the six months ended October 3, 1999. Sales in the Products segment decreased by $2,901,000 or 2.3% from the previous year's quarter and $8,706,000 or 3.4% for the six months ended October 1, 2000 over the prior year period due to continued softness in the engineered hoist, crane builder, and general industrial markets. Sales in the Solutions-Industrial segment rose 6.4% or $1,049,000 for the three months ended October 1, 2000 and 11.2% or $3,510,000 for the six months ended October 1, 2000 as a result of expanding markets. The Solutions-Automotive segment had a sales increase of 21.7% or $8,838,000 for the quarter and 24.8% or $18,959,000 for the six months ended October 1, 2000 as its largest customer resumes more normal capital spending levels.

Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:

                                  THREE MONTHS ENDED                             SIX MONTHS ENDED
                                  ------------------                             ----------------
                         OCT. 1,     OCT. 3,         CHANGE             OCT. 1,     OCT. 3,         CHANGE
                                                     ------                                         ------
                          2000        1999       AMOUNT     %            2000        1999       AMOUNT     %
                          ----        ----       ------     -            ----        ----       ------     -
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)

Products ...........   $ 121,970   $ 124,871   $ (2,901)   (2.3)      $ 247,166   $ 255,872   $ (8,706)   (3.4)
Solutions-Industrial      17,413      16,364      1,049     6.4          34,926      31,416      3,510    11.2
Solutions-Automotive      49,611      40,773      8,838    21.7          95,280      76,321     18,959    24.8
                       ---------   ---------   --------               ---------   ---------   --------
    Net sales ......   $ 188,994   $ 182,008   $  6,986     3.8       $ 377,372   $ 363,609   $ 13,763     3.8
                       =========   =========   ========               =========   =========   ========

The Company's gross profit margins were 23.8%, 21.8%, 24.4%, and 23.9% for the fiscal 2001 and 2000 quarters and the six-month periods then ended, respectively. The increase in the current quarter and six-month period margins relative to the respective periods in the prior year is the result of varying effects among the Company's segments. The gross profit margin in the Products segment for the quarter and six month periods ended October 1, 2000 showed continued improvement over the respective periods in the prior year as a result of the continued integration of acquisitions and in particular the effects of the purchasing council efforts. The Solutions-Industrial segment experienced a decrease in margin for the current quarter and six-month period when compared to the respective periods in the prior year as a result of contract mix, increased competition for projects and learning curve associated with turnover in personnel. Gross margins in the Solutions-Automotive segment increased significantly for the quarter and six-month period ended October 1, 2000 as a result of a return to normal volume with its major customer and the absence of the effects of cost overruns on several foreign jobs that occurred in the second quarter of the prior fiscal year.

Selling expenses were $12,332,000,  $12,412,000,  $24,814,000 and $25,170,000 in
the fiscal 2001 and 2000 quarters and the six months then ended, respectively. As a percentage of consolidated net sales, selling expenses were 6.5%, 6.8%, 6.6%, and 6.9% in the fiscal 2001 and 2000 quarters and the six-month periods then ended, respectively.

General and administrative expenses were $9,961,000, $10,912,000, $20,301,000, and $20,269,000 in the fiscal 2001 and 2000 quarters and the six-month periods then ended, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.3%, 6.0%, 5.4% and 5.6% in the fiscal 2001 and 2000 quarters and the six-month periods then ended, respectively.

The Company incurred proxy contest related expenses amounting to $835,000 and $965,000, respectively in the quarter and six months ended October 3, 1999 relative to the August 16, 1999 annual shareholders meeting and annual director elections.

Amortization  of  intangibles  was   $4,017,000,   $4,000,000,   $8,031,000  and
$8,002,000 in the fiscal 2001 and 2000 quarters and the six months then ended, respectively.

As a result of the above, income from operations increased $7,107,000 or 61.4% in the fiscal 2001 quarter and increased $6,619,000 or 20.4% in the fiscal 2001 six month period compared to the respective periods in fiscal 2000. This is based on income from operations of $18,680,000, $11,573,000, $39,058,000, and
$32,439,000 in the fiscal 2001 and 2000 quarters and six-month periods then ended, respectively.

Interest  and  debt  expense  was  $9,710,000,   $8,294,000,   $18,991,000,  and
$16,573,000 in the fiscal 2001 and 2000 quarters and the six months then ended, respectively. The fiscal 2001 increase is solely the result of increasing interest rates. As a percentage of consolidated net sales, interest and debt expense was 5.1%, 4.6%, 5.0%, and 4.6% in the fiscal 2001 and 2000 quarters and the six-month periods then ended, respectively.

Interest and other income was $671,000,  $306,000,  $1,612,000,  and $553,000 in
the fiscal 2001 and 2000 quarters and the six months then ended, respectively.

Income taxes as a percentage of income before income taxes were 54.5%, 85.7%, 52.3% and 57.9% in the fiscal 2001 and 2000 quarters and the six months then ended, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

Net income, therefore, increased $3,877,000 or 758.7% for the quarter ended October 1, 2000 and increased $3,428,000 or 49.6% for the six months then ended. This is based on net income of $4,388,000, $511,000, $10,334,000, and $6,906,000 for the quarters and six-month periods ended October 1, 2000 and October 3, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company (WECO), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million and was financed by proceeds from the Company's revolving credit facility.

The 1998 Revolving Credit Facility provides availability up to $300 million, due March 31, 2003, reduced to $275 million and $250 million effective March 31, 2001 and 2002, respectively, against which $212.7 million was outstanding at October 1, 2000. Interest is payable at varying Eurodollar and Prime rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 225 basis points at November 14, 2000 or the lender's prime rate plus 75 basis points. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

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

Net cash provided by operating activities was $5,433,000 for the six months ended October 1, 2000, a decrease over the net cash provided by operating activities for the six months ended October 3, 1999 of $19,727,000. The difference of $14,294,000 is due to changes in net working capital components, primarily accounts receivable and inventories.

Net cash used in investing activities decreased to $8,586,000 for the six months ended October 1, 2000 from $12,925,000 for the six months ended October 3, 1999. The $4,339,000 difference is due primarily to the acquisition of WECO in fiscal 2000 offset by the increase in capital expenditures for fiscal 2001 as a result of the decision to purchase property and a building of a previously leased facility.

Net cash provided by financing activities was $3,261,000 for the six months ended October 1, 2000 compared to $5,346,000 for the six months ended October 3, 1999. The $2,085,000 change is primarily due to borrowings used to acquire WECO in the previous year compared to funds used to finance an increase in capital expenditures for fiscal 2001.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended October 1, 2000 and October 3, 1999 were $7,011,000 and $5,130,000, respectively. The increase in fiscal 2001 is due to the purchase of property and a building of a previously leased facility.


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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS 137 in June 1999 which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Statement No.133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement would not have a material impact on the Company at the present time.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements (SAB No. 101) in December of 1999. SAB No. 101 provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.


SUBSEQUENT EVENT



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

Item 1.   Legal Proceedings - none.

Item 2.   Changes in Securities - none.

Item 3.   Defaults upon Senior Securities - none.

Item 4.   Submission of Matters to a Vote of Security Holders - none.

Item 5.   Other Information

          In connection with its decision to examine various alternatives to enhance shareholder value, the Company has entered into stay agreements (the "Stay Agreements") with Messrs. Tevens, Montgomery and Librock, Ms. Howard, Mr. Owen and certain other officers and employees of the Company as outlined in Exhibit10.44 on form 10-K for the fiscal year ended March 31, 2000. The Stay agreements have been extended under the same terms and conditions such that no payment under the Agreements will be due and payable if a Sale does not occur by (a) June 30, 2001 or (b) by September 30, 2001, provided that on or before June 30, 2001 negotiations regarding a possible Sale to an identified purchaser with the requisite financing are taking place.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 10.1 Fifth Amendment, dated as of September 28, 2000, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

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






Date: NOVEMBER 14, 2000                      /s/ ROBERT L. MONTGOMERY, JR.
      ------------------                     -----------------------------
                                             Robert L. Montgomery, Jr.
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)