Form 10-Q
period 2000-12-31
COLUMBUS MCKINNON CORP; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 2001-02-14
CIK 1005229, 1062622, 1062623, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of December 31, 2000 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                DECEMBER 31, 2000

                                                                          PAGE #
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
            December 31, 2000 and March 31, 2000                               2

         Condensed  consolidated  statements of income and retained earnings -
            Three months and nine months ended December 31, 2000
            and January  2, 2000                                               3

         Condensed consolidated statements of cash flows -
            Nine months ended December 31, 2000 and January 2, 2000            4

         Condensed  consolidated  statements of  comprehensive  income -
            Three months and nine months ended December 31, 2000
            and January 2, 2000                                                5

         Notes to condensed consolidated financial statements -
            December 31, 2000                                                  6

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                           14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - none.                                            19

Item 2.  Changes in Securities - none.                                        19

Item 3.  Defaults upon Senior Securities - none.                              19

Item 4.  Submission of Matters to a Vote of Security Holders - none.          19

Item 5.  Other Information - none.                                            19

Item 6.  Exhibits and Reports on Form 8-K                                     19

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)


                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               DECEMBER 31,       MARCH 31,
                                                                                   2000             2000
                                                                                ----------       -----------
ASSETS:                                                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents .........................................       $    6,630       $     7,582
      Trade accounts receivable .........................................          143,442           143,401
      Unbilled revenues .................................................           40,158            24,447
      Inventories .......................................................          118,538           108,291
      Net assets held for sale ..........................................            7,765             9,272
      Prepaid expenses ..................................................            6,656             6,181
                                                                                ----------       -----------
Total current assets ....................................................          323,189           299,174
Net property, plant, and equipment ......................................           87,090            87,297
Goodwill and other intangibles, net .....................................          326,939           339,603
Marketable securities ...................................................           23,424            23,193
Deferred taxes on income ................................................            4,659             4,237
Other assets ............................................................            6,992             6,320
                                                                                ----------       -----------
Total assets ............................................................       $  772,293       $   759,824
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

      Notes payable to banks ............................................       $    3,870       $     2,677
      Trade accounts payable ............................................           40,854            49,621
      Excess billings ...................................................            4,890             4,288
      Accrued liabilities ...............................................           49,335            51,246
      Current portion of long-term debt .................................              798             3,493
                                                                                ----------       -----------
Total current liabilities ...............................................           99,747           111,325
Senior debt, less current portion .......................................          225,148           210,684
Subordinated debt .......................................................          199,614           199,574
Other non-current liabilities ...........................................           37,804            34,788
                                                                                ----------       -----------
Total liabilities .......................................................          562,313           556,371
                                                                                ----------       -----------
Shareholders' equity:
      Common stock ......................................................              149               149
      Additional paid-in capital ........................................          107,071           106,884
      Retained earnings .................................................          122,208           113,582
      ESOP debt guarantee ...............................................           (8,078)           (8,703)
      Unearned restricted stock .........................................           (2,173)           (2,843)
      Total accumulated other comprehensive loss ........................           (9,197)           (5,616)
                                                                                ----------       -----------
Total shareholders' equity ..............................................          209,980           203,453
                                                                                ----------       -----------
Total liabilities and shareholders' equity ..............................       $  772,293       $   759,824
                                                                                ==========       ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)




                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      ------------------                 -----------------
                                                 DECEMBER 31,      JANUARY 2,       DECEMBER 31,       JANUARY 2,
                                                     2000             2000              2000              2000
                                                     ----             ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)




Net sales .....................................   $   175,078      $   174,173       $   552,450       $   537,782
Cost of products sold .........................       135,544          130,768           420,712           407,532
                                                  -----------      -----------       -----------       -----------
Gross profit ..................................        39,534           43,405           131,738           130,250
                                                  -----------      -----------       -----------       -----------

Selling expenses ..............................        12,523           13,405            37,337            38,575
General and administrative expenses ...........         9,325            9,762            29,626            30,031
Proxy contest related expenses ................             -                -                 -               965
Amortization of intangibles ...................         4,014            4,062            12,045            12,064
                                                  -----------      -----------       -----------       -----------
                                                       25,862           27,229            79,008            81,635
                                                  -----------      -----------       -----------       -----------

Income from operations ........................        13,672           16,176            52,730            48,615
Interest and debt expense .....................         9,815            8,937            28,806            25,510
Interest and other income .....................           524              638             2,136             1,191
                                                  -----------      -----------       -----------       -----------
Income before income taxes ....................         4,381            7,877            26,060            24,296
Income tax expense ............................         3,085            4,623            14,430            14,136
                                                  -----------      -----------       -----------       -----------
Net income ....................................         1,296            3,254            11,630            10,160
Retained earnings - beginning of period .......       121,915          105,383           113,582           100,455
Cash dividends of $0.07, $0.07, $0.21 and
   $0.21 per share ............................        (1,003)            (995)           (3,004)           (2,973)
                                                  -----------      -----------       -----------       -----------
Retained earnings - end of period .............   $   122,208      $   107,642       $   122,208       $   107,642
                                                  ===========      ===========       ===========       ===========

Earnings per share data, basic ................         $0.09            $0.23             $0.81            $0.72
                                                        =====            =====             =====            =====
Earnings per share data, diluted ..............         $0.09            $0.23             $0.81            $0.71
                                                        =====            =====             =====            =====


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                               DECEMBER 31,        JANUARY  2,
                                                                                   2000               2000
                                                                                   ----               ----
                                                                                         (IN THOUSANDS)

OPERATING ACTIVITIES:

Net income ...............................................................       $  11,630         $   10,160
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization .......................................          21,317             21,650
     Deferred income taxes ...............................................            (422)               561
     Other ...............................................................             939                689
     Changes in operating assets and liabilities net of effects from businesses purchased:
           Trade accounts receivable .....................................             (41)             3,898
           Unbilled revenues and excess billings .........................         (15,109)            (6,610)
           Inventories ...................................................         (10,247)             1,930
           Prepaid expenses ..............................................            (475)              (690)
           Other assets ..................................................            (793)               (99)
           Trade accounts payable ........................................          (8,767)            (5,393)
           Accrued and non-current liabilities ...........................           1,952             (5,993)
                                                                                 ---------         ----------
Net cash (used in) provided by operating activities ......................             (16)            20,103
                                                                                 ---------         ----------

INVESTING ACTIVITIES:

Purchase of marketable securities, net ...................................          (2,143)            (2,519)
Capital expenditures .....................................................          (9,065)            (5,983)
Purchases of businesses, net of cash .....................................               -             (6,382)
Net assets held for sale .................................................           1,507             (1,056)
                                                                                 ---------         ----------
Net cash used in investing activities ....................................          (9,701)           (15,940)
                                                                                 ---------         ----------

FINANCING ACTIVITIES:

Proceeds from issuance of common stock ...................................               -                  3
Net borrowings under revolving line-of-credit agreements .................          16,193              6,422
Repayment of debt ........................................................          (3,231)            (1,308)
Dividends paid ...........................................................          (3,004)            (2,973)
Reduction of ESOP debt guarantee .........................................             625                625
Other ....................................................................            (375)              (916)
                                                                                 ---------         ----------
Net cash provided by financing activities ................................          10,208              1,853
Effect of exchange rate changes on cash ..................................          (1,443)             1,245
                                                                                 ---------         ----------
Net (decrease) increase in cash and cash equivalents .....................            (952)             7,261
Cash and cash equivalents at beginning of period .........................           7,582              6,867
                                                                                 ---------         ----------
Cash and cash equivalents at end of period ...............................       $   6,630         $   14,128
                                                                                 =========         ==========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          ------------------               -----------------
                                                     DECEMBER 31,     JANUARY 2,      DECEMBER 31,      JANUARY 2,
                                                         2000            2000             2000             2000
                                                         ----            ----             ----             ----
                                                                          (IN THOUSANDS)

Net income ........................................   $    1,296      $    3,254       $   11,630       $   10,160
                                                      ----------      ----------       ----------       ----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments ........        1,585            (740)          (1,669)             303
  Unrealized (losses) gains on investments:
    Unrealized holding (losses) gains arising
      during the period ...........................         (822)            878             (720)             476
    Less:  reclassification adjustment for gains
      included in net income ......................         (335)           (208)          (1,192)            (272)
                                                      ----------      ----------       ----------       ----------
                                                          (1,157)            670           (1,912)             204
                                                      ----------      ----------       ----------       ----------
Total other comprehensive income (loss) ...........          428             (70)          (3,581)             507
                                                      ----------      ----------       ----------       ----------
Comprehensive income ..............................   $    1,723      $    3,184       $    8,048       $   10,667
                                                      ==========      ==========       ==========       ==========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2000, and the results of its operations and its cash flows for the three and nine-month periods ended December 31, 2000 and January 2, 2000, have been included. Results for the period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2000.

     The Company is a broad-line designer, manufacturer and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally (primarily North America), in the automotive industry. The Company's integrated material handling solutions industrial businesses also deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

2.   Inventories consisted of the following:
                                                DECEMBER 31,        MARCH 31,
                                                   2000               2000
                                                -----------        -----------
                                                        (IN THOUSANDS)
     At cost - FIFO basis:
        Raw materials                           $    62,882        $    57,198
        Work-in-process                              20,359             20,240
        Finished goods                               42,924             38,329
                                                -----------        -----------
                                                    126,165            115,767
     LIFO cost less than FIFO cost                   (7,627)            (7,476)
                                                -----------        -----------
                                                $   118,538        $   108,291
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

3.   Property,  plant,  and equipment is net of $62,159,000  and  $52,887,000 of
     accumulated   depreciation  at  December  31,  2000  and  March  31,  2000,
     respectively.

4.   Goodwill and other intangibles, net includes $58,301,000 and $46,256,000 of
     accumulated   amortization  at  December  31,  2000  and  March  31,  2000,
     respectively.

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

6. The carrying amount of the Company's senior debt instruments approximates the fair values. The Company's subordinated debt has an approximate fair market value of $166,000,000, which is less than its carrying amount of $199,614,000.

7. The following table sets forth the computation of basic and diluted earnings per share:


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       ------------------                  -----------------
                                                  DECEMBER 31,      JANUARY 2,        DECEMBER 31,     JANUARY 2,
                                                      2000             2000               2000            2000
                                                      ----             ----               ----            ----
                                                                            (IN THOUSANDS)

Numerator for basic and diluted earnings per share:

  Net income ...................................     $ 1,296          $ 3,254            $11,630         $10,160
                                                     =======          =======            =======         =======

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS ................      14,326           14,209              14,307         14,109

  Effect of dilutive employee stock options ....           -               12                   -            105
                                                     -------          -------             -------        -------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS ...............      14,326           14,221              14,307         14,214
                                                     =======          =======             =======        =======


8. Income tax expense for the three-month periods ended December 31, 2000 and January 2, 2000 and also for the nine month periods then ended exceeds the customary relationship between income tax expense and income before income taxes due to nondeductible amortization of goodwill of $3,097,000 $3,072,000, $9,268,000, and $9,224,000, respectively.

9. On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company ("WECO"), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million and was financed by proceeds from the Company's revolving debt facility.

10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, material handling solutions - industrial, and material handling solutions - automotive. The Company's material handling products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels. The material handling solutions - industrial segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The material handling solutions - automotive segment sells engineered material handling systems, mainly conveyors, primarily to end-users in the automotive industry. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.

     Segment information as of and for the nine months ended December 31, 2000 and January 2, 2000, is as follows:


                                                     NINE MONTHS ENDED DECEMBER 31, 2000
                                                     -----------------------------------
                                                         SOLUTIONS -     SOLUTIONS -
                                            PRODUCTS      INDUSTRIAL      AUTOMOTIVE          TOTAL
                                         -----------     -----------     -----------     -----------
                                                                (IN THOUSANDS)
Sales to external customers..........    $   359,408     $    51,348     $   141,694     $   552,450
Operating income before
   amortization......................         53,083           4,070           7,622          64,775
Depreciation and amortization........         15,005           2,098           4,214          21,317
Total assets.........................        490,437          69,388         212,468         772,293
Capital expenditures.................          8,708             336              21           9,065


                                                      NINE MONTHS ENDED JANUARY 2, 2000
                                                      ---------------------------------
                                                         SOLUTIONS -     SOLUTIONS -
                                            PRODUCTS      INDUSTRIAL      AUTOMOTIVE          TOTAL
                                         -----------     -----------     -----------     -----------
                                                                 (IN THOUSANDS)
Sales to external customers..........    $   376,946     $    49,327     $   111,509     $   537,782
Operating income before
   amortization......................         56,258           5,391            (970)         60,679
Depreciation and amortization........         15,063           2,370           4,217          21,650
Total assets.........................        505,217          71,756         194,759         771,732
Capital expenditures.................          5,567             263             153           5,983


     The following schedule provides a reconciliation of operating income before amortization with consolidated income before income taxes:

                                                       NINE MONTHS ENDED
                                                       -----------------
                                                 DECEMBER 31,       JANUARY 2,
                                                     2000             2000
                                                 -----------       -----------
                                                        (IN THOUSANDS)

     Operating income before amortization......  $    64,775       $    60,679
     Amortization of intangibles...............      (12,045)          (12,064)
     Interest and debt expense.................      (28,806)          (25,510)
     Interest and other income.................        2,136             1,191
                                                 -----------       -----------
     Income before income taxes................  $    26,060       $    24,296
                                                 ===========       ===========

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:


                                                                  Domestic      Foreign         Elimina-    Consoli-
(In thousands)                                         Parent   Subsidiaries  Subsidiaries       tions       dated
                                                     ----------------------------------------------------------------
AS OF DECEMBER 31, 2000
Current assets:
 Cash and cash equivalents .......................   $   3,261    $     180     $  3,189      $        -   $    6,630
 Trade accounts receivable .......................      63,211       55,962       24,269               -      143,442
 Unbilled revenues ...............................           -       40,158            -               -       40,158
 Inventories .....................................      51,163       38,591       29,659            (875)     118,538
 Other current assets ............................       3,634        6,899        3,888               -       14,421
                                                     ----------------------------------------------------------------
  Total current assets ...........................     121,269      141,790       61,005            (875)     323,189
Net property, plant, and equipment ...............      34,984       33,543       18,563               -       87,090
Goodwill and other intangibles, net ..............      39,436      239,439       48,064               -      326,939
Intercompany .....................................     189,178     (351,042)     (65,170)        227,034            -
Other assets .....................................     226,721      160,960       (1,927)       (350,679)      35,075
                                                     ----------------------------------------------------------------
  Total assets ...................................   $ 611,588    $ 224,690     $ 60,535      $ (124,520)  $  772,293
                                                     ================================================================


Current liabilities ..............................   $  27,041    $  54,251     $ 21,443      $   (2,988)    $ 99,747
Long-term debt, less current portion .............     420,586            4        4,172               -      424,762
Other non-current liabilities ....................      16,490       18,474        2,840               -       37,804
                                                     ----------------------------------------------------------------
  Total liabilities ..............................     464,117       72,729       28,455          (2,988)     562,313

Shareholders' equity .............................     147,471      151,961       32,080        (121,532)     209,980
                                                     ----------------------------------------------------------------
  Total liabilities and shareholders' equity .....   $ 611,588    $ 224,690     $ 60,535      $ (124,520)  $  772,293
                                                     ================================================================


Net sales ........................................   $ 189,191    $ 291,103     $ 89,518      $  (17,362)  $  552,450
Cost of products sold ............................     130,965      239,826       67,291         (17,370)     420,712
                                                     ----------------------------------------------------------------
Gross profit .....................................      58,226       51,277       22,227               8      131,738
                                                     ----------------------------------------------------------------
Selling, general and administrative expenses .....      28,684       23,706       14,573               -       66,963
Amortization of intangibles ......................       1,529        8,696        1,820               -       12,045
                                                     ----------------------------------------------------------------
                                                        30,213       32,402       16,393               -       79,008
                                                     ----------------------------------------------------------------
Income from operations ...........................      28,013       18,875        5,834               8       52,730
Interest and debt expense ........................      28,329           43          434               -       28,806
Interest and other income ........................       1,764          214          158               -        2,136
                                                     ----------------------------------------------------------------
Income before income taxes .......................       1,488       19,046        5,558               8       26,060
Income tax expense ...............................       1,358       10,499        2,570               3       14,430
                                                     ----------------------------------------------------------------
Net income .......................................   $      90    $   8,547     $  2,988      $        5   $   11,630
                                                     ================================================================












                                                                  Domestic      Foreign         Elimina-    Consoli-
(In thousands)                                         Parent   Subsidiaries  Subsidiaries       tions       dated
                                                     ----------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
OPERATING ACTIVITIES:

Net cash (used in) provided by operating
activities .......................................   $  (7,750)   $   5,169     $  3,637      $   (1,072)  $      (16)
                                                     ----------------------------------------------------------------

INVESTING ACTIVITIES:

Purchase of marketable securities, net ...........      (2,143)           -            -               -       (2,143)
Capital expenditures .............................      (3,416)      (4,775)        (874)              -       (9,065)
Other ............................................           -        1,507            -               -        1,507
                                                     ----------------------------------------------------------------
Net cash used in investing activities ............      (5,559)      (3,268)        (874)              -       (9,701)
                                                     ----------------------------------------------------------------

FINANCING ACTIVITIES:

Net borrowings under revolving line-of-credit
  agreements .....................................      15,000            -        1,193               -       16,193
Repayment of debt ................................      (1,430)         (20)      (1,781)              -       (3,231)
Dividends paid ...................................      (3,004)           -       (1,072)          1,072       (3,004)
Other ............................................         250            -            -               -          250
                                                     ----------------------------------------------------------------
Net cash  provided by (used in) financing
activities .......................................      10,816          (20)      (1,660)          1,072       10,208
Effect of exchange rate changes on cash ..........           -            -       (1,443)              -       (1,443)
                                                     ----------------------------------------------------------------
Net change in cash and cash equivalents ..........      (2,493)       1,881         (340)              -         (952)
Cash and cash equivalents at beginning of period .       5,754       (1,701)       3,529               -        7,582
                                                     ----------------------------------------------------------------
Cash and cash equivalents at end of period .......   $   3,261    $     180     $  3,189      $        -   $    6,630
                                                     ================================================================




AS OF JANUARY 2, 2000 Current assets:

 Cash and cash equivalents .......................   $   3,877    $   5,988     $  4,263      $        -   $   14,128
 Trade accounts receivable .......................      54,886       54,801       25,131               -      134,818
 Unbilled revenues ...............................           -       17,620            -               -       17,620
 Inventories .....................................      49,468       38,986       27,602          (1,036)     115,020
 Other current assets ............................       3,126       11,308        3,688               -       18,122
                                                     ----------------------------------------------------------------
  Total current assets ...........................     111,357      128,703       60,684          (1,036)     299,708
Net property, plant, and equipment ...............      35,713       32,339       19,684               -       87,736
Goodwill and other intangibles, net ..............      41,929      255,806       51,473               -      349,208
Intercompany .....................................     207,974     (371,172)     (65,302)        228,500            -
Other assets .....................................     224,892      162,309       (1,442)       (350,679)      35,080
                                                     ----------------------------------------------------------------
  Total assets ...................................   $ 621,865    $ 207,985     $ 65,097      $ (123,215)  $  771,732
                                                     ================================================================



Current liabilities ..............................   $  34,693    $  50,301     $ 21,951      $   (1,510)  $  105,435
Long-term debt, less current portion .............     423,138            -        6,294               -      429,432
Other non-current liabilities ....................      13,057       21,433        3,025               -       37,515
                                                     ----------------------------------------------------------------
  Total liabilities ..............................     470,888       71,734       31,270          (1,510)     572,382

Shareholders' equity .............................     150,977      136,251       33,827        (121,705)     199,350
                                                     ----------------------------------------------------------------
  Total liabilities and shareholders' equity .....   $ 621,865    $ 207,985     $ 65,097      $ (123,215)  $  771,732
                                                     ================================================================


                                                                  Domestic      Foreign         Elimina-    Consoli-
(In thousands)                                         Parent   Subsidiaries  Subsidiaries       tions       dated
                                                     ----------------------------------------------------------------
FOR THE NINE MONTHS ENDED JANUARY 2, 2000

Net sales ........................................   $ 194,112    $ 265,648     $ 94,263      $  (16,241)  $  537,782
Cost of products sold ............................     133,505      222,127       68,102         (16,202)     407,532
                                                     ----------------------------------------------------------------
Gross profit .....................................      60,607       43,521       26,161             (39)     130,250
                                                     ----------------------------------------------------------------
Selling, general and administrative expenses .....      29,323       23,054       17,194               -       69,571
Amortization of intangibles ......................       1,543        8,600        1,921               -       12,064
                                                     ----------------------------------------------------------------
                                                        30,866       31,654       19,115               -       81,635
                                                     ----------------------------------------------------------------
Income from operations ...........................      29,741       11,867        7,046             (39)      48,615
Interest and debt expense ........................      24,960            5          545               -       25,510
Interest and other income ........................         686          234          271               -        1,191
                                                     ----------------------------------------------------------------
Income before income taxes .......................       5,467       12,096        6,772             (39)      24,296
Income tax expense ...............................       2,720        8,209        3,222             (15)      14,136
                                                     ----------------------------------------------------------------
Net income .......................................   $   2,747    $   3,887     $  3,550      $      (24)  $   10,160
                                                     ================================================================



FOR THE NINE MONTHS ENDED JANUARY 2, 2000
OPERATING ACTIVITIES:

Net cash provided by (used in) operating
activities .......................................   $   2,409    $  14,277     $  4,823      $   (1,406)  $   20,103
                                                     ----------------------------------------------------------------

INVESTING ACTIVITIES:

Purchase of marketable securities, net ...........      (2,519)           -            -               -       (2,519)
Capital expenditures .............................      (3,501)      (1,439)      (1,043)              -       (5,983)
Purchases of businesses, net of cash .............           -       (6,333)           -             (49)      (6,382)
Other ............................................           -       (1,056)           -               -       (1,056)
                                                     ----------------------------------------------------------------
Net cash used in investing activities ............      (6,020)      (8,828)      (1,043)            (49)     (15,940)
                                                     ----------------------------------------------------------------

FINANCING ACTIVITIES:

Proceeds from issuance of common stock ...........           3          136            -            (136)           3
Net payments under revolving
  line-of-credit agreements ......................       8,800            -       (2,378)              -        6,422
Repayment of debt ................................      (1,164)           -         (144)              -       (1,308)
Dividends paid ...................................      (2,969)          (5)      (1,579)          1,580       (2,973)
Other ............................................        (291)           -            -               -         (291)
                                                     ----------------------------------------------------------------
Net cash provided by (used in) financing
activities .......................................       4,379          131       (4,101)          1,444        1,853
Effect of exchange rate changes on cash ..........           -            -        1,234              11        1,245
                                                     ----------------------------------------------------------------
Net change in cash and cash equivalents ..........         768        5,580          913               -        7,261
Cash and cash equivalents at beginning of period .       3,109          408        3,350               -        6,867
                                                     ----------------------------------------------------------------
Cash and cash equivalents at end of period .......   $   3,877    $   5,988     $  4,263     $         -   $   14,128
                                                     ================================================================


12. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS No. 137 in June of 1999 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement would not have a material impact on the Company at the present time.

     The Securities and Exchange  Commission  issued Staff  Accounting  Bulletin
     (SAB) No. 101, "Revenue Recognition in Financial Statements" in December of 1999. SAB No. 101 provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products that are widely distributed to industrial, automotive and consumer markets worldwide; integrated material handling solutions for industrial markets worldwide; and integrated material handling solutions for the automotive markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions segments primarily deal directly with end-users. Material handling solutions - industrial sales are concentrated, domestically and internationally (primarily Europe), in consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Material handling solutions - automotive sales are concentrated, domestically and internationally (primarily North America) in the automotive industry.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 AND JANUARY 2, 2000
Net sales in the fiscal 2001 quarter ended December 31, 2000 were $175,078,000, a increase of $905,000 or 0.5% over the fiscal 2000 quarter ended January 2, 2000. Net sales for the nine months ended December 31, 2000 were $552,450,000, an increase of $14,668,000 or 2.7% over the nine months ended January 2, 2000. Sales in the Products segment decreased by $8,832,000 or 7.3% from the previous year's quarter and $17,538,000 or 4.7% for the nine months ended December 31, 2000 over the prior year period due to continued softness in the engineered hoist, crane builder, and general industrial markets. Sales in the Solutions-Industrial segment decreased 8.3% or $1,489,000 for the three months ended December 31, 2000 due to weak current markets, but have increased 4.1% or $2,021,000 for the nine months ended December 31, 2000 as a result of stronger markets earlier in the year. The Solutions-Automotive segment had a sales increase of 31.9% or $11,226,000 for the quarter and 27.1% or $30,185,000 for the nine months ended December 31, 2000 as automotive capital spending has resumed to more normal levels.

Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:

                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                   ------------------                           -----------------
                      DEC. 31,   JAN. 2,             CHANGE         DEC. 31,    JAN. 2,           CHANGE
                                                     ------                                       ------
                        2000       2000         AMOUNT      %         2000        2000       AMOUNT        %
                        ----       ----         ------      -         ----        ----       ------        -
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Products              $ 112,242  $ 121,074     $ (8,832)   (7.3)   $  359,408   $ 376,946   $ (17,538)    (4.7)
Solutions-Industrial     16,422     17,911       (1,489)   (8.3)       51,348      49,327       2,021      4.1
Solutions-Automotive     46,414     35,188       11,226    31.9       141,694     111,509      30,185     27.1
                      ---------  ---------     --------            ----------   ---------    --------
    Net sales         $ 175,078  $ 174,173     $    905     0.5    $  552,450   $ 537,782     $14,668      2.7
                      =========  =========     ========            ==========   =========    ========

The Company's gross profit margins were 22.6%, 24.9%, 23.8%, and 24.2% for the fiscal 2001 and 2000 quarters and the nine-month periods then ended, respectively. The decrease in the current quarter and nine-month period margins relative to the respective periods in the prior year is the result of a shift in product mix to higher sales volume in lower margin segments and lower sales volume in the higher margin segment. The gross profit margin in the Products segment for the quarter and nine month periods ended December 31, 2000 decreased from the respective periods in the prior year as a result of the decreased production and sales volume offset somewhat by cost control measures. The Solutions-Industrial segment experienced a decrease in margin for the current quarter and nine-month period when compared to the respective periods in the prior year as a result of contract mix and an increase in turnkey projects, which traditionally carry lower relative risk and margins. Gross margins in the Solutions-Automotive segment increased significantly for the quarter and nine-month period ended December 31, 2000 as the result of a return to normal sales volume and the absence of the effects of cost overruns on several foreign jobs that occurred in the prior fiscal year, offset somewhat by tightening margins due to competitive pricing.

Selling expenses were $12,523,000,  $13,405,000,  $37,337,000 and $38,575,000 in
the fiscal 2001 and 2000 quarters and the nine months then ended, respectively. As a percentage of consolidated net sales, selling expenses were 7.2%, 7.7%, 6.8%, and 7.2% in the fiscal 2001 and 2000 quarters and the nine-month periods then ended, respectively. Reduced expenses as a percent of revenues in the current year are due to cost control measures.

General and administrative expenses were $9,325,000, $9,762,000, $29,626,000, and $30,031,000 in the fiscal 2001 and 2000 quarters and the nine-month periods then ended, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.3%, 5.6%, 5.4% and 5.6% in the fiscal 2001 and 2000 quarters and the nine-month periods then ended, respectively. Reduced expenses as a percent of revenues in the current year are due to cost control measures.

The Company incurred proxy contest related expenses amounting to $965,000 in the nine months ended January 2, 2000 relative to the August 16, 1999 annual shareholders meeting and annual director elections.

Amortization  of  intangibles  was  $4,014,000,   $4,062,000,   $12,045,000  and
$12,064,000 in the fiscal 2001 and 2000 quarters and the nine months then ended, respectively.

As a result of the above, income from operations decreased $2,504,000 or 15.5% in the fiscal 2001 quarter and increased $4,115,000 or 8.5% in the fiscal 2001 nine month period compared to the respective periods in fiscal 2000. This is based on income from operations of $13,672,000, $16,176,000, $52,730,000, and
$48,615,000 in the fiscal 2001 and 2000 quarters and nine-month periods then ended, respectively.

Interest  and  debt  expense  was  $9,815,000,   $8,937,000,   $28,806,000,  and
$25,510,000 in the fiscal 2001 and 2000 quarters and the nine months then ended, respectively. The fiscal 2001 increase is solely the result of increased interest rates. As a percentage of consolidated net sales, interest and debt expense was 5.6%, 5.1%, 5.2%, and 4.7% in the fiscal 2001 and 2000 quarters and the nine-month periods then ended, respectively.

Interest and other income was $524,000, $638,000,  $2,136,000, and $1,191,000 in
the fiscal 2001 and 2000 quarters and the nine months then ended, respectively. The increase in the current year is the result of the investment earnings on assets in the Company's captive insurance company.

Income taxes as a percentage of income before income taxes were 70.4%, 58.7%, 55.4% and 58.2% in the fiscal 2001 and 2000 quarters and the nine months then ended, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.

Net income, therefore, decreased $1,958,000 or 60.2% for the quarter ended December 31, 2000 and increased $1,470,000 or 14.5% for the nine months then ended when compared to the same periods in the previous fiscal year, respectively. This is based on net income of $1,296,000, $3,254,000, $11,630,000, and $10,160,000 for the quarters and nine-month periods ended December 31, 2000 and January 2, 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company (WECO), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million and was financed by proceeds from the Company's revolving credit facility.

The 1998 Revolving Credit Facility provides availability up to $250 million, due March 31, 2003, against which $220 million was outstanding at December 31, 2000. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 237.5 basis points at February 14, 2001 or the lender's Prime rate plus 75 basis points. The 1998 Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

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

Net cash used by operating activities was $16,000 for the nine months ended December 31, 2000 while net cash provided by operating activities was $20,103,000 for the nine months ended January 2, 2000. The difference of $20,129,000 is due to changes in net working capital components, primarily unbilled revenues and excess billings and inventories.

Net cash used in investing activities decreased to $9,701,000 for the nine months ended December 31, 2000 from $15,940,000 for the nine months ended January 2, 2000. The $6,239,000 difference is due primarily to the acquisition of WECO in fiscal 2000 offset by the increase in capital expenditures for fiscal 2001 as a result of the decision to purchase property and a building of a previously leased facility.

Net cash provided by financing activities was $10,208,000 for the nine months ended December 31, 2000 compared to $1,853,000 for the nine months ended January 2, 2000. The $8,355,000 change is primarily due to funds required for the buildup in working capital and to finance an increase in capital expenditures for fiscal 2001.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2000 and January 2, 2000 were $9,065,000 and $5,983,000, respectively. The increase in fiscal 2001 is due to the purchase of property and a building of a previously leased facility.


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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS 137 in June 1999 which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Statement No.133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement would not have a material impact on the Company at the present time.

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December of 1999. SAB No. 101 provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.


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

Item 3.  Defaults upon Senior Securities - none.

Item 4.  Submission of Matters to a Vote of Security Holders - none.

Item 5.  Other Information - none.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 10.1 Sixth Amendment, dated as of February 5, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet
                           National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

         Exhibit 10.2 Amendment to Form of Stay Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, and Joseph J. Owen.


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






Date: FEBRUARY 14, 2001                       /S/ ROBERT L. MONTGOMERY, JR.
      ------------------                      -----------------------------
                                              Robert L. Montgomery, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer (Principal
                                                 Financial Officer)