Form 10-K
period 2001-03-31
COLUMBUS MCKINNON CORP; LICO STEEL INC; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC
filed 2001-06-29
CIK 1005229, 1062622, 1062623, 1062624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
------          EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2001

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                               --------------------    --------------------


Commission file number 0-27618

                          COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                      16-0547600
----------------------------------        --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


140 JOHN JAMES AUDUBON PARKWAY, AMHERST, N.Y.                      14228-1197
----------------------------------------------                  ----------------
   (Address of principal executive offices)                        (Zip code)


 Registrant's telephone number, including area code:   (716) 689-5400

 Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of exchange on
         Title of Class                                  which registered
         --------------                                  ----------------
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
                                              ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2001 was $93,317,505.

         The number of shares of common stock outstanding as of May 31, 2001 was: 14,895,172 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the proxy statement for the annual shareholders meeting to be held August 20, 2001 are incorporated by reference into Part III of this report.

                          COLUMBUS McKINNON CORPORATION
                         2001 Annual Report on Form 10-K

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


ITEM 1.   BUSINESS.
-------   ---------

OVERVIEW

     Columbus McKinnon ("Columbus McKinnon" or the "Company"), established in 1875, is a broad-line designer, manufacturer and supplier of sophisticated material handling products and integrated material handling solutions that are widely distributed to industrial and consumer markets worldwide. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse channels and, to a lesser extent, directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses primarily deal directly with end-users. For the year ended March 31, 2001, the Company generated net sales and income from operations of approximately $728.0 million and approximately $70.2 million, respectively.

     The Company's Products segment includes a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems, such as bridge, gantry and jib cranes and light-rail systems; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook lifters. Through innovative design and manufacturing expertise developed by the Company and through selective acquisitions, the Company has established a leading market share in many of its product lines. Columbus McKinnon believes it has more overhead hoists in use in North America than all of its competitors combined. The Company's products and customer base are highly diversified; no single product accounted for more than 1%, and no individual customer accounted for more than 5%, of net Products segment sales for the year ended March 31, 2001. For the year ended March 31, 2001, the Company's Products segment generated net sales and income from operations before amortization of approximately $478.9 million and approximately $72.5 million, respectively.

     As a result of its fiscal 1998 acquisitions of Univeyor A/S ("Univeyor") and Automatic Systems, Inc ("ASI"), formerly LICO, Inc., the Company also provides project design, management and implementation of integrated material handling systems that are designed to meet specific applications of end-users to increase productivity. These businesses have formed the foundation for the Company's two Solutions segments, Solutions - Industrial and Solutions - Automotive. The delivered products of these segments include various types of conveyor systems as well as operator-controlled manipulators, light-rail systems, scissor lifts and tire shredders. For the year ended March 31, 2001, the Company's Solutions - Industrial segment generated net sales and income from operations before amortization of approximately $68.1 million and approximately $3.6 million, respectively, and the Company's Solutions - Automotive segment generated net sales and income from operations before amortization of approximately $181.0 million and approximately $10.1 million, respectively.

     The Company has extended its product lines and penetrated new markets in recent years through several acquisitions. Over the past six years, the Company has made fourteen acquisitions which have (i) enhanced the Company's position as the largest North American manufacturer of overhead hoists, operator-controlled manipulators and alloy chain, (ii) enabled the Company to broaden its product and service offerings and (iii) provided the Company with cross-selling opportunities into other segments of the material handling and lifting industry. As a result of internal growth and acquisitions, the Company's net sales and income from operations have increased to approximately $728.0 million and $70.2 million, respectively, for the year ended March 31, 2001 from approximately $209.8 million and $25.8 million, respectively, in fiscal 1996, representing compound annual growth rates of approximately 28.2% and 22.2%, respectively.


BUSINESS STRATEGY

     The Company's strategic objective is to improve its competitiveness by further enhancing its position as a leading designer, manufacturer and distributor of material handling products and solutions, both domestically and internationally. The Company plans to achieve this objective through the continued implementation of its multi-tiered strategy, which includes the following:

     FOCUS ON QUALITY, PRODUCTIVITY AND EFFICIENCY - The Company continually focuses on improving its products, manufacturing methods and general operating processes, and has recently enhanced these efforts.

     o PROCESS AND PRODUCTIVITY IMPROVEMENT - Heightened efforts to improve operations and increase productivity include the following:

         - Implementing lean manufacturing and business process techniques to facilitate productivity improvement, reduce inventory levels and free-up floor space

         - Reducing overall business and production cycle times from receipt of order to collection of cash

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

         - Continuing to enhance CMBIS to increase productivity and provide timely information

         - Investing in capital equipment that adds economic as well as customer service value, including productivity enhancing machinery and integrated engineering systems such as 3-D CAD/CAM systems

         - Establishing incentives for all associates to grow revenues, manage operating costs, and use capital wisely

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

     o PRODUCT RATIONALIZATION - The Company has recently begun rationalization of certain product lines that represented similar offerings across its portfolio of brands. This activity will continue.

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

     o FACILITY RATIONALIZATION - The Company has recently begun rationalization and consolidation of certain of its existing facilities, which will result in significant fixed cost reductions and improved productivity at the remaining facilities. This activity will continue.

     o ISO 9000 CERTIFICATION - Most of the Company's factories and distribution centers are ISO 9000 certified. All others either meet the requirements for certification, or are in process of reaching compliance.

     NEW PRODUCT DEVELOPMENT - The Company will expand its efforts to develop and introduce new material handling products and services to anticipate customer needs and to enhance its ability to serve its markets. Recent examples include:

     o   LodeRail - a self standing or ceiling mounted light-rail crane system

     o Steerman - heavy machinery-moving dollies and skates for in-plant machine positioning

     o New top-running and underhung end trucks, more cost effective, for the crane-builder industry

     o   Bossman Jacks - 50 to 150 ton hydraulic jacks for the mining industry

     o   Access systems - actuator operated security gate openers

     o   Pallet trucks - new hand pallet trucks for warehouse and plant use

     o A new mini-load crane, a high speed, light weight picking device for warehouse applications

     INCREASE PENETRATION OF INTERNATIONAL MARKETS - The Company maintains a distributor network in approximately 50 countries and has manufacturing facilities in Canada, Mexico, Germany, The United Kingdom, Denmark, France and China. The Company intends to increase international sales and enhance margins through the implementation of the following initiatives:

     o GLOBAL SALES AND MARKETING - The Company's objective is to market and sell its products into Latin America, Asia and Europe and obtain the same leading market share that it has achieved in North America. To execute this strategy, the Company has established sales and service offices in the major market areas of each region. Efforts have recently been enhanced in Brazil with the establishment of a sales office there.

     o MEXICAN MANUFACTURING STRATEGY - The Company plans to increase sales and achieve margin improvements by manufacturing and exporting a broader array of high quality, low cost products and components from its facility in Mexico to further penetrate markets in North and South America. The Company's initial Mexican facility, located near Mexico City, currently produces hand-powered and electric hoists and chain for the U.S. and Mexican markets. In addition, the Company recently established a sales office and staging facility in Monterrey to supply and service industrial cranes in that marketplace.

     o CHINESE MANUFACTURING STRATEGY - Similar to its Mexican initiative, the Company's Chinese strategy involves capitalizing on China's low cost operating environment by manufacturing and exporting products to markets in Asia, Europe and North America. The Company currently operates two factories in China which produce textile slings, pallet trucks and ratchet lever hoists for delivery and sale into Europe, under the Yale brand name. The Company also recently began importing pallet trucks for distribution into North America under the American Lifts brand name. In addition, a third Chinese factory is currently under construction.

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

     LEVERAGE STRONG COMPETITIVE POSITION - The Company's substantial installed base of products, premier engineering capabilities and close relationships with diverse distribution channels enable it to increase sales and enhance customer service by:

     o Selling new and acquired products and services to existing customers and distribution channels

     o   Selling   existing   products   and  services  to  new   customers  and
         distribution channels, including those served by acquired businesses

         - Expand the operations of the Solutions - Industrial segment, which has a strong foundation in Europe, to further penetrate North America, Latin America and Asia

         - Diversify the revenue stream of the Solutions - Automotive segment and generate incremental sales from other U.S. and foreign auto manufacturers, auto parts suppliers and other new industrial customers

     o Standardizing divisional pricing structures for simplification and administrative ease

     o Expanding its strong service-after-sale parts, repair, and product replacement business by providing additional services such as field parts stocking and repair capabilities

     PENETRATE NEW DISTRIBUTION CHANNELS - The Company is leveraging its established brand names and leading market position into new distribution channels to generate incremental sales at attractive margins.

     o THE INTERNET AND E-COMMERCE - The Company's web site at WWW.CMWORKS.COM currently includes comprehensive catalogs of Columbus McKinnon's hoist and chain products and list prices. In addition, CM currently sponsors an additional 15 brand-name specific web sites and has begun a pilot program to sell hand pallet trucks on one of them. A team led by executive management is developing the Company's e-commerce strategy and implementation plan, which is being executed by the Company's department of dedicated internet professionals. Pursuant to its strategic plan, the Company will expand its web site to include maintenance manuals, pricing information, advertisements and customer service information. Ultimately, the web site will facilitate e-commerce for all of the Company's sales divisions.

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


SEGMENT INFORMATION

     During fiscal 2001 the Company classified its operations into the following three business segments:

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

PRODUCTS AND SERVICES

     PRODUCTS SEGMENT

     The Company's Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use. These products are typically manufactured for stock and are sold through a variety of distributors. In fiscal 2001, net sales of the Products segment were approximately $478.9 million or approximately 65.8% of the Company's net sales, of which approximately $364.4 million (76%) were domestic and $114.5 million (24%) were international. The following table sets forth certain sales data for the products of the Products segment, expressed as a percentage of net sales of this segment for fiscal 2001:

                  Hoists............................................    52.9%
                  Chain and forged attachments......................    24.7
                  Industrial overhead cranes........................    14.4
                  Industrial components.............................     8.0
                                                                        ----
                                                                        100 %

     HOISTS. The Company manufactures a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools, air balancers, and air-powered hoists. Load capacities for the Company's hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under its Budgit, Chester, CM, Coffing, Shaw-Box, Yale and other recognized trademarks. The Company's hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental, health care and other emerging product markets. The Company also supplies hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

     The Company also offers a line of custom-designed, below-the-hook tooling, clamps, pallet trucks and textile strappings. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications. Pallet trucks are manual devices used for across-the-floor material handling, frequently in warehouse type settings. Textile strappings are below-the-hook attachments, frequently used in conjunction with hoists.

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

     INDUSTRIAL OVERHEAD CRANES. The Company entered the crane manufacturing market through the August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. The Company's merger with GL, which included the Gaffey and Larco brands, in March 1999 and its acquisition of Washington Equipment Company ("WECO") in April 1999 established the Company as a significant participant in the strategically important crane building and servicing markets. Crane builders represent a specialized distribution channel for electric wire rope hoists and other crane components. The Company also recently established a presence in Monterrey, Mexico to provide that growing geographic market with its crane systems and service.

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

     SOLUTIONS - INDUSTRIAL SEGMENT

     The Solutions - Industrial segment is engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of operator-controlled manipulators, scissor lifts and tire shredders. Net sales of the Solutions - Industrial segment in fiscal 2001 were approximately $68.1 million or approximately 9.3% of the Company's total net sales, of which approximately $39.2 million (58%) were domestic and approximately $28.9 million (42%) were international. The following table sets forth certain sales data for the products and services of the Solutions segments, expressed as a percentage of net sales of these segments for fiscal 2001:

         Integrated material handling conveyor systems..............    51.6%
         Manipulators and light-rail systems........................    21.4
         Scissor lifts..............................................    17.4
         Other......................................................     9.6
                                                                       -----
                                                                        100 %

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

     MANIPULATORS AND LIGHT-RAIL SYSTEMS. The Company manufactures two lines of sophisticated operator-controlled manipulators under the names Positech and Conco. These products are articulated mechanical arms with specialized end tooling designed to perform lifting, rotating, turning, tilting, reaching and positioning tasks in a manufacturing process. Utilizing various models and size configurations, the Company can offer custom-designed hydraulic, pneumatic, and electric manipulators for a wide variety of applications where the user requires multi-axial movement in a harsh or repetitive environment. The Company recently introduced light-rail systems marketed under its various brand names. Light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended.

     SCISSOR LIFTS. The American Lifts division of Yale manufactures hydraulic scissor lift tables and other engineered lifting products. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

     SOLUTIONS - AUTOMOTIVE SEGMENT

     The Solutions - Automotive segment, through ASI, is engaged primarily in the conception, design and implementation of complex material handling systems and the design, manufacture and distribution of overhead and inverted power-and-free conveyors, state-of-the-art electrified monorail systems, belt skid conveyors and skillet systems. Net sales of the Solutions - Automotive segment in fiscal 2001 were approximately $181.0 million or approximately 24.9% of the Company's total net sales, of which approximately $174.0 million (96%) were domestic and approximately $7.0 million (4%) were international.

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


SALES AND MARKETING

     PRODUCTS SEGMENT

     The Company's sales and marketing efforts in support of its Products segment consist of the following programs:

     o FACTORY-DIRECT FIELD SALES AND CUSTOMER SERVICE - The Company sells its products through its own sales forces and through independent manufacturing agents worldwide, including more than 140 dedicated salespersons who sell hoists, chain, forged attachments, cranes, rotary unions, actuators, jacks, and related material handling accessories. Sales are further supported by over 250 Company-trained customer service correspondents and sales application engineers. The Company compensates its sales directors, regional sales management and field sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

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

     o TRADE SHOW PARTICIPATION - Trade shows are central to the promotion of the Company's products and, in certain cases, for the actual sale of its products, particularly to hardware retailers. The Company participates in more than 40 regional, national and international trade shows each year. Shows in which the Company participates range from global events held in Hanover, Germany, Cologne, Germany and Chicago, Illinois to local "markets" and "open houses" organized by individual hardware and industrial distributors. The Company also attends specialty shows for the entertainment, rental and safety markets, as well as general purpose industrial and consumer hardware shows. In fiscal 2001, the Company participated in trade shows in the US, Canada, France, Mexico, Germany, England, Argentina, Australia, China, Colombia and Spain.

     o INDUSTRY ASSOCIATION MEMBERSHIP AND PARTICIPATION - As a recognized industry leader, the Company has a long history of work and participation in a variety of industry associations. Columbus McKinnon management is directly involved at the officer and director levels of numerous industry associations including the following: ASMMA (American Supply and Machinery Manufacturers Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), AHMA (American Hardware Manufacturers Association) and ARA (American Rental Association).

     o PRODUCT STANDARDS AND SAFETY TRAINING CLASSES - The Company conducts on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of the Company's products and their safe use and operation in various material handling applications.

     o WEB SITE - The Company's web site at WWW.CMWORKS.COM currently includes electronic catalogs of Columbus McKinnon hoist and chain products and list prices. Potential customers can browse through the Company's diverse product offering or search for specific products by name or classification code and obtain technical product specifications. In addition, CM currently sponsors an additional 15 brand-name specific web sites and has begun a pilot program to sell hand pallet trucks on one of them. In the near future, the Company plans to post additional product catalogs, maintenance manuals, pricing information, advertisements, and customer service information on its web sites and ultimately perform e-commerce.

     SOLUTIONS - INDUSTRIAL SEGMENT

     The products and services of the Solutions - Industrial segment are sold primarily to large corporate end-users, including Federal Express, UPS, United Biscuits, Lego, Chivas Regal, J.I. Case, John Deere, DuPont, 3M, GTE, Cummins Engine, Steelcase, Boeing, Saturn, General Electric, Waste Management and other industrial companies, system integrators and distributors. In the sale of its integrated material handling conveyor systems, the Company generally acts as a prime contractor with turnkey responsibility, or as a supplier working closely with the customer's general contractor. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions - Industrial segment also sells manipulators, light-rail systems and scissor lifts through its internal sales force and through specialized independent distributors and manufacturers representatives.

     SOLUTIONS - AUTOMOTIVE SEGMENT

     ASI's sales are largely concentrated on the automotive OEM market with General Motors and Ford representing approximately 75% of total net sales. Other customers include agricultural equipment OEMs such as John Deere and J.I. Case and foundry customers such as Griffin Wheel. ASI's sales and marketing effort is focused on establishing and maintaining relationships with OEM customers that often involve significant interaction of key engineering and process design personnel. North American sales and marketing operations are conducted from ASI's three main offices: Kansas City, MO; Lansing, MI; and Hamilton, Ontario, Canada. International sales and marketing operations are headquartered in Kansas City and primarily focus on pursuing international business from existing North American customers as they establish operations throughout the world. In addition, ASI has relationships with a number of key suppliers in Europe and Asia to assist in project sales, engineering support and manufacturing and installation activity. ASI also participates in CEMA, the Conveyor Equipment Manufacturing Association.


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

     Crane End-Users:

     o CRANE END-USERS The Company sells overhead bridge, jib and gantry cranes, parts and service to end-users through the wholly owned crane builders within the CraneMart(TM) network. The Company's wholly owned crane builders (Abell-Howe, Gaffey, Larco and WECO) design, manufacture, install and service a variety of cranes ranging in capacity from one ton to 100 tons.

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

     Service-After-Sale Distribution Channel:

     o SERVICE-AFTER-SALE DISTRIBUTORS include over 11 chain repair service stations and over 450 hoist parts, product, service and repair stations. This service network is designed for easy parts and service access for the Company's large installed base of hoists and related equipment in North America.

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

     Consumer Distribution:

     o CONSUMER SALES, consisting primarily of carbon steel chain and assemblies, forged attachments and hand powered hoists, are made through five distribution channels: two-step wholesale hardware distribution (such as Distribution America and Ace Hardware); one-step distribution (such as Fastenal and Canadian Tire); trucking and transportation distributors (such as U-Haul and Fruehauf); farm hardware distributors (such as John Deere and Tractor Supply Company); and rental outlets (such as Nations Rent and Hertz).

     International Distribution:

     o   The  Company  distributes  virtually  all of  its  products  in over 50
         countries  on  six  continents   through   a  variety  of  distribution
         channels.

SOLUTIONS SEGMENTS

     The products and services of the Solutions segments are sold primarily to OEMs and end-users. In the sale of its integrated material handling conveyor systems, the Company generally acts as a prime contractor with turnkey responsibility for its systems, or a supplier working closely with the customer's general contractor. Sales are generated by in-house sales personnel, and generally developed through engineer-to-engineer interactions. Products, such as manipulators, light-rail systems and scissor lifts are sold by Company sales employees and specialized independent distributors.


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

     The Company also provides, in several languages, a variety of collateral material in video, cassette, CD-ROM, slide and print format addressing such relevant material handling topics as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, the Company sponsors advisory boards made up of representatives of its primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable the Company and its primary distributors to exchange product and market information relevant to industry trends.

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


RECENT ACQUISITIONS

     Since February 1994, the Company has acquired fourteen operations:

     o   In April  1999,  the  Company  acquired  Washington  Equipment  Company
         (WECO), a manufacturer and servicer of overhead cranes, for approximately $6.4 million. This acquisition was an additional step by the Company in furtherance of its CraneMart(R) strategy.

     o In March 1999, the Company merged with GL in a pooling of interests transaction in which shares of, and options to purchase, the Company's common stock valued at approximately $20.6 million were exchanged for all outstanding shares and options of GL. GL includes Gaffey and Larco, full-service designers and builders of industrial overhead bridge, gantry and jib cranes and related components. This acquisition was the Company's first major step in the implementation of its CraneMart(R) strategy.

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

     Within its Products segment, the Company competes in the sale of hoists with Mannesman Dematic, Kito-Harrington, Ingersoll-Rand, KCI Konecranes and Morris Material Handling; in chain with Campbell, Peerless Chain Company and American Chain and Cable Company; in forged attachments with the Crosby Group and BTC; in crane building with Mannesman Dematic, KCI Konecranes, Morris Material Handling and R. Stahl; and in industrial components with Deublin, Joyce-Dayton and Nook Industries. Within its Solutions segments, the Company competes in providing industrial solutions with Rapistan Systems, KCI Konecranes and Jervis B. Webb; and in providing automotive solutions with Rapistan Systems, Jervis B. Webb, Dearborn Mid-West, Allied UniKing, Fata Automation SpA and Daifuku.


EMPLOYEES

     At March 31, 2001, the Company had 3,942 employees, 3,038 in the United States, 292 in Canada, 118 in Mexico and 494 in Europe/Asia. Approximately 1,110 of the Company's employees are represented under 12 separate US or Canadian collective bargaining agreements which terminate at various times between July 2001 and May 2006.

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

BACKLOG

     PRODUCTS SEGMENT

     The Company's backlog of orders at March 31, 2001 was approximately $44.3 million compared to approximately $52.5 million at March 31, 2000. The Company's orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. The Company does not believe that the amount of its Products segment backlog orders is a reliable indication of its future sales.

     SOLUTIONS - INDUSTRIAL SEGMENT

     Revenues from the Company's Solutions - Industrial segment are generally recognized within one to six months. The Company's backlog of orders at March 31, 2001 was approximately $8.4 million compared to approximately $11.3 million at March 31, 2000.

     SOLUTIONS - AUTOMOTIVE SEGMENT

     Revenues from the Company's contracts for automated systems are generally recognized within 12 to 18 months. The Company's backlog of orders at March 31, 2001 was approximately $110.7 million compared to approximately $85.4 million at March 31, 2000.


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

     The Company estimates that its total materials cost, including steel products and components, represented approximately 31% of net sales in fiscal 2001. The Company generally seeks to pass on materials price increases to its customers, although a lag period often exists. The Company's ability to pass on these increases is determined by competitive conditions.


ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

     Like many manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all facilities owned or leased by the Company shall, and all employees of the Company have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards. The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures that would result in a material adverse effect on the Company's results of operations or financial condition and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2002.

     On or about February 1, 2000, the Company received notification from the U.S. Attorney's Office for the Northern District of Iowa that the U.S. Attorney intended to file a complaint on behalf of the United States Environmental Protection Agency ("EPA") against the Company for alleged violations of certain chromium air emissions standards under the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") pursuant to the federal Clean Air Act in connection with the Company's facility located in Laurens, Iowa. On or about June 21, 2000, the Company agreed informally to a settlement-in-principle with the U.S. Attorney's Office and EPA, under which the Company agreed to pay a civil penalty of $60,000 to resolve any and all liabilities in connection with the matter. The United States District Court for the Northern District of Iowa entered the Consent Decree settling the litigation on March 14, 2001, and since then, the Company has paid $60,000 into the U.S. Treasury, thereby consummating the settlement of the matter. Neither the entry of the Consent Decree nor the payment should be construed as an admission of any wrong doing by the Company.

     The Company has completed the closure of an underground storage tank ("UST") located at its facility in Charlotte, North Carolina. No further expenditures are anticipated in connection with the UST.

     Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate sites that are contaminated by hazardous substances. These laws apply to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. The Company has been involved recently in three administrative enforcement proceedings in connection with the remediation of certain facilities, which neither the Company nor any subsidiary of the Company has ever owned or operated but with regard to which the Company or a subsidiary of the Company has been identified as one of several potentially responsible parties ("PRPs"). The Company has cooperated with the regulatory authorities in connection with these environmental proceedings. From the perspective of the Company, with the exception of the one environmental administrative proceeding discussed below, these matters have been, and are expected to continue to be, minor matters not requiring substantial effort or expenditure on the part of the Company.

     The Company has been identified by the New York State Department of Environmental Conservation ("NYSDEC"), along with other companies, as a PRP at the Frontier Chemical Site in Pendleton, New York ("Pendleton Site"), a site listed on NYSDEC's Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. The Company sent waste pickling liquor generated at its facility in Tonawanda, New York to the Pendleton Site during the period from approximately 1969 to 1977, and the Company is participating with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. Construction in connection with the remediation has been completed and this project is currently in its operations and maintenance phase. As a result of a negotiated cost allocation among the participating PRPs, the Company has paid its PRO RATA share of the remediation construction costs and accrued its share of the ongoing operations and maintenance costs. As of March 31, 2001, the Company has paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. If the currently nonparticipating parties identified by the participating PRPs pay their PRO RATA shares of the remediation costs, then the Company's share of total site remediation costs will decrease. Settlements have been reached with 111 of the 113 defendants in the cost recovery action, and additional settlements are expected from the remaining two defendants in the future. The Company believes that the two remaining defendants are substantial contributors of waste to the Pendleton Site. However, the Company has not yet received payment in connection with any settlements with individual defendants in the lawsuit. The Company also has entered into a settlement agreement with one of its insurance carriers in the amount of $734,130 in connection with the Pendleton Site and has received payment in full of the settlement amount.

     For all of the currently known environmental matters, the Company has accrued a total of approximately $820,000 as of March 31, 2001, which, in the opinion of the Company's management, is sufficient to deal with such matters. Further, the Company's management believes that the environmental matters known to, or anticipated by, the Company should not, individually or in the aggregate, have a material adverse effect on the Company's cash flow, results of operations or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on the Company.

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

ITEM 2.   PROPERTIES.
-------   -----------

     The Company maintains its corporate headquarters in Amherst, New York. The principal properties utilized by the Company for its continuous operations consist of 79 manufacturing, distribution, sales or service facilities, of which 45 are located in the United States, 7 are located in Canada, 4 are located in Mexico, 16 are located in Europe, 3 are located in Asia, 2 are located in Africa, and 2 are located in Latin/South America. The following table summarizes the Company's headquarters and principal manufacturing and distribution facilities by business segment:


                                                         APPROXIMATE FLOOR SPACE
                                                      (in thousands of square feet)
                                                OWNED            LEASED             TOTAL
                                                -----            ------             -----

Corporate Headquarters                           52,000(1)             -             52,000

Products (62 facilities):
     United States                            1,664,517          610,482          2,274,999
     International                              362,066          239,375            601,441

Solutions - Industrial (10 facilities):

     United States                              322,934           24,500            347,434
     International                               85,500           21,250            106,750

Solutions - Automotive (7 facilities):

     United States                               81,475           69,700            151,175
     International                                    -            1,900              1,900
-----------------------
(1) Approximately  26,000 square feet is sublet to an unaffiliated party through
June 30, 2003.



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

     Not applicable.

                                     PART II
                                     -------

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

                            FISCAL 2001               FISCAL 2000
                            -----------               -----------
                           HIGH     LOW              HIGH     LOW
                           ----     ---              ----     ---

     1st Quarter          15.063   12.875           25.063   23.750
     2nd Quarter          15.250   13.547           17.625   17.125
     3rd Quarter          13.938    8.750           10.125    9.875
     4th Quarter           9.672    7.500           13.500   12.813


     As of March 31, 2001, there were 328 holders of record of the Company's Common Stock. Approximately 2,000 additional shareholders hold shares of the Company's Common Stock in "street name".

     The Company declared total cash dividends of $.28 per share in both fiscal 2001 and 2000.

ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

                         SELECTED FINANCIAL INFORMATION

     The following table sets forth selected consolidated financial information of the Company for each of the five fiscal years in the period ended March 31, 2001. This information includes (i) the results of operations of Yale since its acquisition on October 17, 1996, (ii) the results of operations of Lister since its acquisition on December 19, 1996, (iii) the results of operations of Univeyor since its acquisition on January 8, 1998, (iv) the results of operations of ASI since its acquisition on March 31, 1998, (v) the results of operations of Mechanical Products through its divestiture on August 7, 1998,
(vi) the results of operations of Abell-Howe since its acquisition on August 21, 1998, (vii) the results of operations of Gautier since its acquisition on December 4, 1998, (viii) the results of operations of Camlok and Tigrip since their acquisition on January 29, 1999, (ix) the results of operations of GL since its formation on April 1, 1997, including the restatement of Company data reported prior to GL's merger with the Company on March 1, 1999, and (x) the results of operations of WECO since its acquisition on April 29, 1999. This table should be read in conjunction with the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein.


                                                                      FISCAL YEARS ENDED MARCH 31,
                                                                      ----------------------------
                                                            2001       2000       1999       1998       1997
                                                            ----       ----       ----       ----       ----
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:

Net sales.............................................    $727,972   $736,254   $735,445   $561,823   $359,424
Cost of products sold.................................     551,381    556,145    542,975    401,669    251,987
                                                          ----------------------------------------------------
Gross profit..........................................     176,591    180,109    192,470    160,154    107,437
Selling expenses......................................      50,436     50,450     52,059     46,578     32,550
General and administrative expenses...................      39,253     44,260     39,850     33,361     24,636
Amortization of intangibles...........................      15,983     16,392     15,479     10,297      5,197
Other charges.........................................         750        965        --         --         --
                                                          ----------------------------------------------------
Income from operations................................      70,169     68,042     85,082     69,918     45,054
Interest and debt expense.............................      37,642     34,698     35,923     25,104     11,930
Interest and other income.............................       2,217      1,314      1,565      1,940      1,168
                                                          ----------------------------------------------------
Income before income taxes, minority interest and
extraordinary charge..................................      34,744     34,658     50,724     46,754     34,292
Income tax expense....................................      19,525     17,578     23,288     22,776     15,617
Minority interest.....................................           -          -          -          -       (323)
Extraordinary charge for early debt extinguishment....           -          -          -     (4,520)    (3,198)
                                                          ----------------------------------------------------
Net income............................................    $ 15,219   $ 17,080   $ 27,436   $ 19,458   $ 15,154
                                                          ====================================================
Net income per common share - diluted.................       $1.06      $1.20      $1.92      $1.35      $1.15
Cash dividend per common share........................        0.28       0.28       0.28       0.28       0.27



BALANCE SHEET DATA (AT END OF PERIOD):

Total assets..........................................    $747,013   $759,824   $766,911   $788,862   $548,245
Total long-term debt (including current maturities)...     407,046    413,751    423,612    458,577    286,288
Total liabilities.....................................     539,149    556,371    578,237    617,916    398,089
Total shareholders' equity............................     207,864    203,453    188,674    170,946    150,156



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------   -----------------------------------------------------------------
          FINANCIAL CONDITION.
          --------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FISCAL YEARS ENDED MARCH 31, 2001, 2000, AND 1999

OVERVIEW

     The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions automotive segment primarily deals directly with end-users and sales are concentrated, domestically and internationally (primarily North America) in the automotive industry. The Company's integrated material handling solutions industrial segment also deals primarily directly with end-users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets.

     This section should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.


RESULTS OF OPERATIONS

     Sales  in  the  Products,   Solutions-Industrial  and  Solutions-Automotive
segments were as follows, in thousands of dollars and with percentage changes for each segment:



                                                                         CHANGE                CHANGE
                                FISCAL YEARS ENDED MARCH 31,          2001 VS. 2000         2000 VS. 1999
                               ------------------------------         -------------         -------------
                               2001         2000         1999        AMOUNT       %        AMOUNT       %
                               ----         ----         ----        ------       -        ------       -
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Products..................  $ 478,898    $ 511,287    $ 508,313    $(32,389)    (6.3)    $  2,974      0.6
Solutions-Industrial......     68,055       68,559       65,689        (504)    (0.7)       2,870      4.4
Solutions-Automotive......    181,019      156,408      161,443      24,611     15.7       (5,035)    (3.1)
                            ------------------------------------------------------------------------------
Consolidated net sales....  $ 727,972    $ 736,254    $ 735,445    $ (8,282)    (1.1)    $    809      0.1
                            ==============================================================================


     Sales fluctuations during the periods were primarily due to changes in the general economy and the automotive industry. Sales in 2001 of $728.0 million decreased by $8.3 million or 1.1% from 2000, and sales in 2000 of $736.3 million increased $0.8 million or 0.1% over 1999. The 6.3% decrease and 0.6% growth in the Products segment in fiscal 2001 and 2000, respectively are primarily the result of soft US industrial markets during the entire period, that declined markedly during the fourth quarter of fiscal 2001. The 0.7% decrease and 4.4% growth in the Solutions--Industrial segment in fiscal 2001 and 2000, respectively, are due to the expansion of European operations offset by soft US industrial markets. The 15.7% increase and 3.1% decline in the Solutions--Automotive segment in fiscal 2001 and 2000, respectively, are due to the effects of a major automotive customer's project focus shifting from small cars to trucks and sport utility vehicles in fiscal 2000 that impacted its plant modification schedule.

     The following table sets forth certain income statement data for the Company, expressed as a percentage of net sales, for each of the periods presented:

                                             FISCAL YEARS ENDED MARCH 31,
                                            2001         2000         1999
                                            ----         ----         ----
Products Segment sales..................    65.8%        69.5%        69.1%
Solutions - Industrial Segment sales....     9.3          9.3          8.9
Solutions - Automotive Segment sales....    24.9         21.2         22.0
                                            ----         ----         ----

Net sales...............................   100.0        100.0        100.0
Cost of products sold...................    75.7         75.5         73.8
                                            ----         ----         ----

Gross profit............................    24.3         24.5         26.2
Selling expenses........................     6.9          7.0          7.1
General and administrative expenses.....     5.5          6.1          5.4
Amortization of intangibles.............     2.2          2.2          2.1
                                             ---          ---          ---

Income from operations..................     9.7          9.2         11.6
Interest and debt expense...............     5.2          4.7          4.9
Interest and other income...............     0.3          0.2          0.2
                                             ---          ---          ---

Income before income tax expense........     4.8          4.7          6.9
Income tax expense......................     2.7          2.4          3.2
                                             ---          ---          ---

Net income..............................     2.1%         2.3%         3.7%
                                             ===          ===          ===


     The Company's gross profit margins were approximately 24.3%, 24.5%, and 26.2% for 2001, 2000 and 1999, respectively. The decreases in gross profit margin for fiscal 2001 and 2000 are the result of varying effects among the Company's segments. The gross profit margin in the Products segment increased during both fiscal years as a result of the company's cost control efforts and integration of acquisitions, despite soft industrial markets and increasing energy costs. There was also a reclassification of certain crane builder expenses to cost of products sold from general and administrative in fiscal 2001. The Solutions--Industrial segment's gross profit margin decreased in fiscal 2001 as a result of low volumes in soft US industrial markets, increasing energy costs, and difficulties encountered at one of the Company's European facilities, while gross profit margin in fiscal 2000 was stable as a result of European expansion offset by softness in US industrial markets. The Solutions--Automotive segment's gross profit margin increased in fiscal 2001 on stronger volume while a decrease in gross profit margin in fiscal 2000 was primarily due to cost overruns on three international ASI projects and competitive pricing pressure.

     Selling expenses were $50.4 million $50.5 million and $52.1 million in fiscal 2001, 2000, and 1999, respectively. As a percentage of consolidated net sales, selling expenses were 6.9%, 7.0%, and 7.1% in fiscal 2001, 2000 and 1999, respectively. The 2000 improvement reflects cost control efforts as well as a change in classification of certain ASI expenses to general and administrative.

     General and administrative expenses were $40.0 million, $45.2 million, and $39.9 million in fiscal 2001, 2000 and 1999, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.5%, 6.1%, and 5.4% in fiscal 2001, 2000 and 1999, respectively. The 2001 expense reduction is the result of cost control measures and reclassification of certain crane builder expenses into cost of products sold, offset by the incurrence of strategic alternatives evaluation expenses. The 2000 expenses were impacted by the additions of WECO and Abell-Howe, a change in classification of certain ASI expenses from selling, and the incurrence of proxy contest related expenses relative to the August 16, 1999 annual shareholders meeting and annual director elections.

     Amortization of intangibles was $16.0 million, $16.4 million, and $15.5 million in fiscal 2001, 2000 and 1999, respectively. Fiscal 2000 includes goodwill amortization for the WECO acquisition and a full year from the Abell-Howe and Camlok/Tigrip acquisitions.

     Income from operations increased $2.1 million, or 3.1% in fiscal 2001 and decreased $17.0 million, or 20.0% in fiscal 2000 compared to 1999. This is based on income from operations of $70.2 million, $68.0 million, and $85.1 million, or 9.6%, 9.2%, and 11.6% of consolidated net sales in fiscal 2001, 2000, and 1999, respectively.

     Interest and debt expense was $37.6 million, $34.7 million, and $35.9 million in fiscal 2001, 2000 and 1999, respectively. As a percentage of consolidated net sales, interest and debt expense was 5.2%, 4.7%, and 4.9% in fiscal 2001, 2000 and 1999, respectively. The fiscal 2001 increase is solely the result of increased interest rates. The fiscal 2000 decrease was primarily due to the payment of debt based on strong operating cash flow less funds used to finance acquisitions offset by increased interest rates.

     Interest and other income was $2.2 million, $1.3 million, and $1.6 million in fiscal 2001, 2000 and 1999, respectively. The fluctuations reflect changes in the investment return on marketable securities held for settlement of a portion of the Company's general and products liability claims.

     Income taxes as a percentage of income before income taxes were 56.2%, 50.7% and 45.9% in fiscal 2001, 2000 and 1999, respectively. The percentages reflect the effect of non-deductible goodwill amortization resulting from the business acquisitions, offset by the effects of favorable tax strategies.

     As a result of the above, net income decreased $1.9 million, or 10.9% in fiscal 2001 and $10.4 million or 37.7% in 2000 compared to net income in 1999. This is based on net income of $15.2 million, $17.1 million and $27.4 million or 2.1%, 2.3% and 3.7% of consolidated net sales in fiscal 2001, 2000 and 1999, respectively.

RESTRUCTURING COSTS

     In conjunction with the continuation of its strategic integration process, the Company announced on June 4, 2001 that it will be closing a major hoist manufacturing facility in Forrest City, Arkansas. Cumulative charges including lease termination and separation costs are expected to lead to an $8.8 million pretax charge in the first quarter of fiscal 2002. Pretax annual cost savings associated with the closure are expected to reach $7.25 million per year by fiscal 2003.


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

     The Revolving Credit Facility as recently amended provides availability up to $225 million, due March 31, 2003, against which $202 million was outstanding at March 31, 2001. The recent amendment also modified certain financial covenants. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 237.5 basis points at March 31, 2001. The Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

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

     Net cash provided by operating activities was $27.7 million in fiscal 2001, $36.7 million in 2000, and $57.5 million in 1999. The $9.0 million decrease in fiscal 2001 compared to fiscal 2000 is the result of an increase in net working capital components and deferred income taxes. The $20.8 million decrease in fiscal 2000 compared to 1999 results from decreased net income of $10.3 million and an increase in net working capital components, primarily accounts receivable. Operating assets net of liabilities used cash of $16.9 in fiscal 2001, $13.3 million in fiscal 2000, and provided cash of $4.4 million in fiscal 1999.

     Net cash used in investing activities was $7.3 million in fiscal 2001 compared to $18.9 million in 2000 and $23.9 million in 1999. The 2001 amount includes $5.0 million of proceeds from the sale of a portion of land included in net assets held for sale. The 2000 amount includes the acquisition of WECO for $6.4 million. The 1999 amount includes the acquisitions of Camlok/Tigrip, Gautier, and Abell-Howe for $20.0 million, net of cash acquired; it is reduced by $8.8 million of net proceeds from the Mechanical Products divestiture and $2.2 million of proceeds from the sale of a portion of land included in net assets held for sale.


CAPITAL EXPENDITURES

     In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for fiscal 2001, 2000 and 1999 were $10.2 million, $8.1 million and $13.0 million, respectively, excluding those capital assets acquired in conjunction with business acquisitions. The increased spending in Fiscal 2001 is the result of the decision to purchase property and a building of a previously leased facility. The lower spending in fiscal 2000 reflects a deferral of certain projects due to soft market conditions.

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


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS No. 137 in June of 1999 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement would not have a material impact on the Company at the present time.

     During May 2001, the FASB announced that it has completed its deliberations concerning business combinations and accounting for intangible assets. Two final statements (one addressing business combinations and one addressing goodwill and other intangible assets) are expected to be issued in the latter half of July 2001. The new statement on business combinations will require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The statement on goodwill and other intangible assets will require that existing goodwill or newly acquired goodwill and certain intangible assets will no longer be amortized, but will need to be tested for impairment. This statement will be effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided they have not issued their first quarter financial statements. In all cases the statement must be adopted at the beginning of the fiscal year. At the present time, the Company has not determined the impact of adoption, or its expected date of adoption of the new statement addressing goodwill and other intangible assets.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------   ----------------------------------------------------------

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company is exposed to various market risks, including commodity prices for raw materials, foreign currency exchange rates, and changes in interest rates. The Company may enter into financial instrument transactions, which attempt to manage and reduce the impact of such changes. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company's primary commodity risk is related to changes in the price of steel. The Company controls this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of its products. The Company has not entered into financial instrument transactions related to raw material costs.

     Approximately 16% of the Company's sales are from manufacturing plants and sales offices in foreign jurisdictions. The Company manufactures its products in the United States, Canada, Germany, Denmark, the United Kingdom, Mexico, France and China and sells its products and solutions in over 50 countries annually. The Company's results of operations could be affected by such factors as changes in foreign currency rates or weak economic conditions in foreign markets. The Company's operating results are exposed to fluctuations between the US dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese renminbi. For example, when the US dollar strengthens against the Canadian dollar,  the value of sales  and net  income  denominated  in  Canadian  dollars decreases when translated into US dollars for inclusion in the Company's consolidated results. The Company also is exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. The Company's foreign currency risk is mitigated since the majority of foreign operations' sales and the related expense transactions are denominated in the same currency. In addition, the majority of export sale transactions are denominated in US dollars. Accordingly, the Company currently has not invested in derivative instruments such as foreign exchange contracts to hedge foreign currency transactions.

     The Company controls risk related to changes in interest rates through structuring its debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions. At March 31, 2001, the Company does not have any such financial instruments in place. At March 31, 2001, approximately 50% of the Company's outstanding debt has fixed interest rates. At that date, the Company has approximately $205.5 million of variable rate non-current debt and a 1% fluctuation in interest rates would change future interest expense on that debt by approximately $2.1 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBUS MCKINNON CORPORATION

Audited Consolidated Financial Statements as of March 31, 2001:
     Report of Independent Auditors................................    F-2
     Consolidated Balance Sheets...................................    F-3
     Consolidated Statements of Income.............................    F-4
     Consolidated Statements of Shareholders' Equity...............    F-5
     Consolidated Statements of Cash Flows.........................    F-6
     Notes to Consolidated Financial Statements....................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /S/ ERNST & YOUNG LLP

Buffalo, New York
June 26, 2001

                          COLUMBUS MCKINNON CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,

                                                                            2001          2000
                                                                         -----------------------
                                                                              (IN THOUSANDS)
                                        ASSETS
Current assets:
     Cash and cash equivalents.......................................    $  14,015     $   7,582
     Trade accounts receivable, less allowance for doubtful
       accounts ($2,429 and $2,236, respectively)....................      140,234       143,401
     Unbilled revenues...............................................       26,813        24,447
     Inventories.....................................................      113,218       108,291
     Net assets held for sale........................................        4,270         9,272
     Prepaid expenses................................................        5,655         6,181
                                                                         -----------------------
Total current assets.................................................      304,205       299,174
Net property, plant, and equipment...................................       85,272        87,297
Goodwill and other intangibles, net..................................      322,196       339,603
Marketable securities................................................       22,326        23,193
Deferred taxes on income.............................................        5,696         4,237
Other assets.........................................................        7,318         6,320
                                                                         -----------------------
Total assets.........................................................    $ 747,013     $ 759,824
                                                                         =======================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks..........................................    $   3,012     $   2,677
     Trade accounts payable..........................................       44,936        49,621
     Excess billings.................................................        1,623         4,288
     Accrued liabilities.............................................       48,465        51,246
     Current portion of long-term debt...............................        3,092         3,493
                                                                         -----------------------
Total current liabilities............................................      101,128       111,325
Senior debt, less current portion....................................      204,326       210,684
Subordinated debt....................................................      199,628       199,574
Other non-current liabilities........................................       34,067        34,788
                                                                         -----------------------
Total liabilities....................................................      539,149       556,371
Shareholders' equity:
     Class A voting common stock; 50,000,000 shares authorized;
       14,895,172 and 14,877,405 shares issued.......................          149           149
     Additional paid-in capital......................................      105,418       106,884
     Retained earnings...............................................      124,806       113,582
     ESOP debt guarantee; 504,794 and 606,559 shares.................       (7,527)       (8,703)
     Unearned restricted stock; 82,670 and 103,120 shares............         (955)       (2,843)
     Accumulated other comprehensive loss............................      (14,027)       (5,616)
                                                                         -----------------------
Total shareholders' equity...........................................      207,864       203,453
                                                                         -----------------------
Total liabilities and shareholders' equity...........................    $ 747,013     $ 759,824
                                                                         =======================

                             See accompanying notes.


                          COLUMBUS MCKINNON CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                               YEAR ENDED MARCH 31,
                                                      2001             2000             1999
                                                   -------------------------------------------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)

Net sales......................................    $ 727,972        $ 736,254        $ 735,445
Cost of products sold..........................      551,381          556,145          542,975
                                                   -------------------------------------------
Gross profit...................................      176,591          180,109          192,470
Selling expenses...............................       50,436           50,450           52,059
General and administrative expenses............       40,003           45,225           39,850
Amortization of intangibles....................       15,983           16,392           15,479
                                                   -------------------------------------------
                                                     106,422          112,067          107,388
                                                   -------------------------------------------
Income from operations.........................       70,169           68,042           85,082
Interest and debt expense......................       37,642           34,698           35,923
Interest and other income......................        2,217            1,314            1,565
                                                   -------------------------------------------
Income before income tax expense...............       34,744           34,658           50,724
Income tax expense.............................       19,525           17,578           23,288
                                                   -------------------------------------------
Net income.....................................    $  15,219        $  17,080        $  27,436
                                                   ===========================================


     Earnings per share - basic................       $ 1.06           $ 1.21           $ 1.94
                                                      ========================================

     Earnings per share - diluted..............       $ 1.06           $ 1.20           $ 1.92
                                                      ========================================



                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      COMMON       ADDI-                                           ACCUMULATED
                                      STOCK       TIONAL                     ESOP      UNEARNED       OTHER          TOTAL
                                      ($.01       PAID-IN     RETAINED       DEBT     RESTRICTED  COMPREHENSIVE   SHAREHOLDERS'
                                    PAR VALUE)    CAPITAL     EARNINGS     GUARANTEE     STOCK     INCOME (LOSS)     EQUITY
                                    -------------------------------------------------------------------------------------------
Balance at March 31, 1998.......... $     146   $ 100,425     $ 76,744     $  (3,203)  $    (538)      $ (2,628)      $ 170,946
Comprehensive income:
Net income 1999....................         -           -       27,436             -           -              -          27,436
Change in foreign currency
  translation adjustment...........         -           -            -             -           -         (1,399)         (1,399)
Net unrealized gain on investments.         -           -            -             -           -            714             714
Change in minimum pension
  liability adjustment.............         -           -            -             -           -            (53)            (53)
                                                                                                                      ---------
Total comprehensive income.........         -           -            -             -           -              -          26,698
Earned 96,610 ESOP shares..........         -       1,108            -         1,020           -              -           2,128
Repurchase of 479,900 common shares
  by ESOP..........................         -           -            -        (7,682)          -              -          (7,682)
Restricted common stock granted,
  19,500 shares net of 1,275
  shares canceled..................         -         780            -             -        (759)             -              21
Earned portion of restricted stock.         -           -            -             -         288              -             288
Common dividends declared
  $0.28 per share..................         -           -       (3,725)            -           -              -          (3,725)
                                    -------------------------------------------------------------------------------------------
Balance at March 31, 1999.......... $     146   $ 102,313    $ 100,455     $  (9,865)  $  (1,009)     $  (3,366)      $ 188,674
Comprehensive income:
Net income 2000....................         -           -       17,080             -           -              -          17,080
Change in foreign currency
  translation adjustment...........         -           -            -             -           -         (3,129)         (3,129)
Net unrealized gain on investments.         -           -            -             -           -            520             520
Change in minimum pension
  liability adjustment.............         -           -            -             -           -            359             359
                                                                                                                      ---------
Total comprehensive income........          -           -            -             -           -              -          14,830
Earned 101,822 ESOP shares.........         -         590            -         1,162           -              -           1,752
Restricted common stock granted,
  60,700 shares....................         1       2,871            -             -      (2,872)             -               -
Earned portion of restricted stock.         -           -            -             -       1,038              -           1,038
Stock options exercised, 153,008
  shares...........................         2       1,110            -             -           -              -           1,112
Common dividends declared
  $0.28 per share..................         -           -       (3,953)            -           -              -          (3,953)
                                    -------------------------------------------------------------------------------------------
Balance at March 31, 2000.......... $     149   $ 106,884    $ 113,582     $  (8,703)   $ (2,843)      $ (5,616)      $ 203,453
Comprehensive income:
Net income 2001....................         -           -       15,219             -           -              -          15,219
Change in foreign currency
  translation adjustment...........         -           -            -             -           -         (5,039)         (5,039)
Net unrealized loss on investments.         -           -            -             -           -         (2,931)         (2,931)
Change in minimum pension
  liability adjustment.............         -           -            -             -           -           (441)           (441)
                                                                                                                      ---------
Total comprehensive income.........         -           -            -             -           -              -           6,808
Earned 101,765 ESOP shares.........         -         (56)           -         1,176           -              -           1,120
Earned portion and adjustment of
  restricted shares................         -      (1,501)           -             -       1,888              -             387
Stock options exercised, 19,340
  shares...........................         -          91            -             -           -              -              91
Common dividends declared
  $0.28 per share..................         -           -       (3,995)            -           -              -          (3,995)
                                    -------------------------------------------------------------------------------------------
Balance at March 31, 2001.......... $     149   $ 105,418    $ 124,806     $  (7,527)   $   (955)     $ (14,027)      $ 207,864
                                    ===========================================================================================

                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED MARCH 31,
                                                                     2001             2000             1999
                                                                  -------------------------------------------
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income....................................................    $  15,219        $  17,080        $  27,436
Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization............................       28,247           28,536           27,256
     Deferred income taxes....................................          (46)           3,600           (2,235)
     Other....................................................        1,148              823              624
     Changes in operating assets and liabilities
            net of effects of businesses purchased:
          Trade accounts receivable, unbilled revenues and
            excess billings...................................       (1,864)         (20,081)              37
          Inventories.........................................       (4,927)           8,659             (865)
          Prepaid expenses....................................          526             (164)           1,952
          Other assets........................................         (984)           1,334              (96)
          Trade accounts payable..............................       (4,685)          (6,329)          (5,940)
          Accrued and non-current liabilities.................       (4,944)           3,263            9,324
                                                                  -------------------------------------------
Net cash provided by operating activities.....................       27,690           36,721           57,493
                                                                  -------------------------------------------
INVESTING ACTIVITIES:
Purchase of marketable securities, net........................       (2,064)          (3,318)         (1,976)
Capital expenditures..........................................      (10,239)          (8,102)        (12,992)
Proceeds from sale of business................................            -                -           8,801
Purchase of businesses, net of cash acquired..................            -           (6,430)        (19,958)
Net assets held for sale......................................        5,002           (1,058)          2,182
                                                                  ------------------------------------------
Net cash used in investing activities.........................       (7,301)         (18,908)        (23,943)
                                                                  ------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net...................            -                3               -
Net payments under revolving line-of-credit agreements........       (2,665)          (9,313)        (28,194)
Repayment of debt.............................................       (3,759)          (2,514)         (8,179)
Deferred financing costs incurred.............................         (687)            (997)         (1,272)
Dividends paid ...............................................       (3,995)          (3,953)         (3,725)
Repurchase of stock by ESOP...................................            -                -          (7,682)
Change in ESOP debt guarantee.................................        1,176            1,162           1,020
                                                                  ------------------------------------------
Net cash used in financing activities.........................       (9,930)         (15,612)        (48,032)
Effect of exchange rate changes on cash.......................       (4,026)          (1,486)         (1,512)
                                                                  ------------------------------------------
Net change in cash and cash equivalents.......................        6,433              715         (15,994)
Cash and cash equivalents at beginning of year................        7,582            6,867          22,861
                                                                  ------------------------------------------
Cash and cash equivalents at end of year......................    $  14,015        $   7,582       $   6,867
                                                                  ==========================================
Supplementary cash flows data:

     Interest paid............................................    $  38,077        $  35,176       $  27,595
     Income taxes paid........................................    $  20,287        $  17,614       $  22,829


                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS AND BUSINESS ACQUISITIONS

Columbus McKinnon Corporation (the Company) is a broad-line designer, manufacturer and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets worldwide; integrated material handling solutions for the automotive markets; and integrated material handling solutions for industrial markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally (primarily North America) in the automotive industry. The Company's integrated material handling solutions industrial businesses also deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe) in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets.
During fiscal 2001, approximately 78% of sales were to customers in the United States.

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

On March 1, 1999, GL International, Inc. ("GL"), was merged with and into the Company through the issuance of 897,114 shares of newly issued Company stock and options to purchase 154,848 shares of Company stock for all issued and outstanding stock and options of GL. GL is a full-service designer and builder of industrial overhead bridge and jib cranes and related components. The merger was accounted for as a pooling of interests and, accordingly, the 1999 and prior consolidated financial statements have been restated to include the accounts of GL. The fair market value of the stock and options exchanged was approximately $20.6 million. In connection with the merger, the Company incurred $560,000 of merger related costs which were charged to operations during the year ended March 31, 1999.

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

                          COLUMBUS MCKINNON CORPORATION

1.  DESCRIPTION OF BUSINESS AND BUSINESS ACQUISITIONS (CONTINUED)

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

CONCENTRATIONS OF LABOR

Approximately 30% of the Company's employees are represented by twelve separate domestic and Canadian collective bargaining agreements which terminate at various times between July 31, 2001 and March 31, 2004. Approximately 4% of the labor force is covered by collective bargaining agreements that will expire within one year. In addition, the Company hires union production workers for field installation under its material handling systems contracts.

                          COLUMBUS MCKINNON CORPORATION

2. ACCOUNTING PRINCIPLES AND PRACTICES (CONTINUED)

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

GOODWILL

It is the Company's policy to account for goodwill and other intangible assets at the lower of amortized cost or fair value based on discounted cash flows, if indicators of impairment exist. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related businesses. Goodwill is amortized on a straight-line basis over twenty-five years. At March 31, 2001 and 2000 accumulated amortization was $62,239,000 and $46,256,000, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. Costs of approximately 46% of inventories at March 31, 2001 (48% in 2000) have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

                          COLUMBUS MCKINNON CORPORATION

2.  ACCOUNTING PRINCIPLES AND PRACTICES (CONTINUED)

MARKETABLE SECURITIES

All of the Company's marketable securities, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) within shareholders' equity. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in interest and other income on the consolidated statements of income.

The marketable securities are carried as long-term assets since they are retained for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

NET ASSETS HELD FOR SALE

Certain non-operating real estate properties and equipment were acquired as part of the 1996 acquisition of Yale Industrial Products, Inc. Certain properties were sold during fiscal 1998 through fiscal 2001 and additional monies were advanced to further the development of the properties with the remaining assets held for sale expected to be sold in fiscal 2002. They have been recorded at their estimated realizable values net of disposal costs, separately reflected on the consolidated balance sheet and amounting to $4,270,000 and $9,272,000 as of March 31, 2001 and 2000, respectively.

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

RESEARCH AND DEVELOPMENT

Research and development costs as defined in FAS No. 2, for the years ended March 31, 2001, 2000 and 1999 were $1,507,000, $1,556,000 and $1,663,000, respectively.

                          COLUMBUS MCKINNON CORPORATION

2.  ACCOUNTING PRINCIPLES AND PRACTICES (CONTINUED)

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Sales are recorded when title passes to the customer which is generally at time of shipment to the customer, except for long-term construction contracts as described below. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. The Company established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.

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

As of March 31, 2001, approximately $33 million ($21 million in 2000) of trade accounts receivable was concentrated in the automotive industry, including retainages amounting to $5,525,000 ($7,484,000 in 2000). The accounts receivable included $23,215,000 ($17,861,000 in 2000) due from General Motors Corporation. This one customer accounted for $108,886,000, $99,097,000, and $96,663,000 or
15%, 13%, and 13% of consolidated net sales which are included within the Solutions - Automotive segment for the years ended March 31, 2001, 2000, and 1999, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are a component of cost of goods sold.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COLUMBUS MCKINNON CORPORATION

3.  UNBILLED REVENUES AND EXCESS BILLINGS

                                                               MARCH 31,
                                                           2001          2000
                                                        -----------------------
                                                             (IN THOUSANDS)

     Costs incurred on uncompleted contracts........    $ 491,373     $ 368,140
     Estimated earnings.............................       75,551        64,497
                                                        -----------------------
     Revenues earned to date........................      566,924       432,637
     Less billings to date..........................      541,734       412,478
                                                        -----------------------
                                                        $  25,190     $  20,159
                                                        =======================


The net amounts above are included in the consolidated balance sheets under the following captions:

                                                               MARCH 31,
                                                           2001          2000
                                                        -----------------------
                                                             (IN THOUSANDS)

     Unbilled revenues..............................    $  26,813     $  24,447
     Excess billings................................       (1,623)       (4,288)
                                                        -----------------------
                                                        $  25,190     $  20,159
                                                        =======================


4.  INVENTORIES

Inventories consisted of the following:
                                                               MARCH 31,
                                                           2001          2000
                                                        -----------------------
                                                             (IN THOUSANDS)

     At cost--FIFO basis:
          Raw materials.............................    $  60,908     $  57,198
          Work-in-process...........................       17,110        20,240
          Finished goods............................       41,850        38,329
                                                        -----------------------
                                                          119,868       115,767
     LIFO cost less than FIFO cost..................       (6,650)       (7,476)
                                                        -----------------------
     Net inventories................................    $ 113,218     $ 108,291
                                                        =======================

                          COLUMBUS MCKINNON CORPORATION

5.  MARKETABLE SECURITIES

Marketable securities are retained for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc. (see Notes 2 and 13). The following is a summary of available-for-sale securities at March 31, 2001:


                                                      GROSS        GROSS     ESTIMATED
                                                   UNREALIZED    UNREALIZED    FAIR
                                          COST        GAINS        LOSSES      VALUE
                                      ------------------------------------------------
                                                       (IN THOUSANDS)
     Government securities.........   $   6,265    $     305    $       -    $   6,570
     Equity securities.............      16,226        3,043        3,513       15,756
                                      ------------------------------------------------
                                      $  22,491    $   3,348    $   3,513    $  22,326
                                      ================================================



The following is a summary of available-for-sale securities at March 31, 2000:


                                                      GROSS        GROSS     ESTIMATED
                                                   UNREALIZED    UNREALIZED    FAIR
                                          COST        GAINS        LOSSES      VALUE
                                      ------------------------------------------------
                                                       (IN THOUSANDS)
     Government securities.........   $   7,171    $      75    $      53    $   7,193
     U. S. corporate securities....       1,183            2           35        1,150
                                      ------------------------------------------------
          Total debt securities....       8,354           77           88        8,343
     Equity securities.............      10,119        5,124          393       14,850
                                      ------------------------------------------------
                                      $  18,473    $   5,201    $     481    $  23,193
                                      ================================================



The amortized cost and estimated fair value of debt and equity securities at March 31, 2001, by contractual maturity, are shown below:


                                                                            ESTIMATED
                                                                               FAIR
                                                                  COST         VALUE
                                                               -----------------------
                                                                   (IN THOUSANDS)
     Due in one year or less...............................    $   1,564     $   1,564
     Due after three years.................................        4,701         5,006
                                                               -----------------------
                                                                   6,265         6,570
     Equity securities.....................................       16,226        15,756
                                                               -----------------------
                                                               $  22,491     $  22,326
                                                               =======================

                          COLUMBUS MCKINNON CORPORATION

5.  MARKETABLE SECURITIES (CONTINUED)

Net unrealized gain or loss included in the balance sheet amounted to $165,000 loss at March 31, 2001 and a $4,720,000 gain at March 31, 2000. The amounts, net of related income taxes of $(66,000) and $1,888,000 at March 31, 2001 and 2000, respectively, are reflected as a component of accumulated other comprehensive income (loss) within shareholders' equity.


6.  PROPERTY, PLANT, AND EQUIPMENT

Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                          MARCH 31,
                                                                      2001          2000
                                                                   -----------------------
                                                                       (IN THOUSANDS)
     Land and land improvements................................    $   6,643     $   5,032
     Buildings.................................................       36,842        33,000
     Machinery, equipment, and leasehold improvements..........      104,588        98,842
     Construction in progress..................................        2,812         3,310
                                                                   -----------------------
                                                                     150,885       140,184
     Less accumulated depreciation.............................       65,613        52,887
                                                                   -----------------------
     Net property, plant, and equipment........................    $  85,272     $  87,297
                                                                   ========================



7.  ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

Consolidated accrued liabilities of the Company included the following:


                                                                            MARCH 31,
                                                                        2001          2000
                                                                   -----------------------
                                                                        (IN THOUSANDS)
     Accrued payroll...........................................    $  14,195     $  17,012
     Accrued pension cost......................................        2,579         4,262
     Interest payable..........................................        9,481         9,916
     Income taxes payable......................................        3,331         4,649
     Other accrued liabilities.................................       18,879        15,407
                                                                   -----------------------
                                                                   $  48,465     $  51,246
                                                                   =======================


                          COLUMBUS MCKINNON CORPORATION

7.  ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES (CONTINUED)

Consolidated   other  non-current   liabilities  of  the  Company  included  the
following:


                                                                                                   MARCH 31,
                                                                                               2001          2000
                                                                                            -----------------------
                                                                                                 (IN THOUSANDS)
     Accumulated postretirement benefit obligation.......................................   $  12,640     $  13,970
     Accrued general and product liability costs.........................................      15,388        14,550
     Other non-current liabilities.......................................................       6,039         6,268
                                                                                            -----------------------
                                                                                            $  34,067     $  34,788
                                                                                            =======================


8.  LONG-TERM DEBT

Consolidated long-term debt of the Company consisted of the following:

                                                                                                    MARCH 31,
                                                                                               2001          2000
                                                                                            -----------------------
                                                                                                 (IN THOUSANDS)
     Revolving Credit Facility with  availability up to $225 million, due March 31, 2003, with interest payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio, amounting to 237.5 basis points at March 31,
        2001 (7.76% and 8.02% at March 31, 2001 and 2000)................................   $ 202,000     $ 205,000
     Term loan of foreign subsidiary due December 30, 2001, with interest
        payable monthly at 4.255%........................................................       1,870         3,398
     Employee Stock Ownership Plan term loans payable in quarterly installments of $148 through January 2002 and $564 in April 2002 plus interest payable at a Eurodollar rate based on LIBOR plus a spread determined by the Company's leverage ratio (8.51% and
        8.18% at March 31, 2001 and 2000.................................................       1,415         2,008
     Industrial Development Revenue Bonds paid in full during Fiscal 2001................           -           986
     Other senior debt...................................................................       2,133         2,785
                                                                                            -----------------------
     Total senior debt...................................................................     207,418       214,177
     8 1/2% Senior Subordinated Notes due March 31, 2008 with interest payable in semi-annual installments at 8.45% effective rate, recorded
        net of unamortized discount of $372 ($426 at March 31, 2000).....................     199,628       199,574
                                                                                            -----------------------
     Total...............................................................................     407,046       413,751
     Less current portion................................................................       3,092         3,493
                                                                                            -----------------------
                                                                                            $ 403,954     $ 410,258
                                                                                            =======================

                          COLUMBUS MCKINNON CORPORATION

8.  LONG-TERM DEBT (CONTINUED)

The Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement places certain debt covenant restrictions on the Company including, but not limited to, maximum annual cash dividends of $10 million.

The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair market value of $174,000,000 which is less than the carrying cost of $199,628,000.

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

The principal payments scheduled to be made as of March 31, 2001 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):

               2002..........................................      $   3,092
               2003..........................................        202,856
               2004..........................................            206
               2005..........................................            145
               2006..........................................            106

     It is management's intent to refinance the Revolving Credit Facility when it comes due in fiscal 2003.

     As of March 31, 2001, the Company had letters of credit outstanding of $3.6 million.

                          COLUMBUS MCKINNON CORPORATION

9.  RETIREMENT PLANS

The Company provides defined benefit pension plans to certain employees. The following provides a reconciliation of benefit obligation, plan assets, and funded status of plans:

                                                                               MARCH 31,
                                                                          2001            2000
                                                                      ------------------------
                                                                           (IN THOUSANDS)
     Change in benefit obligation:
          Benefit obligation at beginning of year.................    $  71,320     $  70,621
          Service cost............................................        3,772         4,329
          Interest cost...........................................        5,099         4,805
          Effect of amendments....................................            -           115
          Actuarial gain..........................................       (1,821)       (5,359)
          Benefits paid...........................................       (3,362)       (3,191)
                                                                      ------------------------
           Benefit obligation at end of year......................    $  75,008     $  71,320
                                                                      ========================

     Change in plan assets:
          Fair value of plan assets at beginning of year..........    $  73,464     $  66,276
          Actual return on plan assets............................        1,079         6,984
          Employer contribution...................................        5,001         3,395
          Benefits paid...........................................       (3,362)       (3,191)
                                                                      ------------------------
          Fair value of plan assets at end of year................    $  76,182     $  73,464
                                                                      ========================

          Funded Status ..........................................    $   1,174     $   2,144
          Unrecognized transition amount..........................          (28)          (57)
          Unrecognized actuarial gain.............................       (1,872)       (5,353)
          Unrecognized prior service cost.........................        1,607         1,850
                                                                      ------------------------
          Net amount recognized...................................    $     881     $  (1,416)
                                                                      ========================

Amounts recognized in the consolidated balance sheets are as follows:

          Intangible asset........................................    $   1,029     $   1,158
          Accrued liabilities.....................................       (2,020)       (3,710)
          Deferred tax effect of equity charge....................          749           454
          Accumulated other comprehensive income..................        1,123           682
                                                                      -----------------------
          Net amount recognized...................................    $     881     $  (1,416)
                                                                      =======================

                          COLUMBUS MCKINNON CORPORATION

9.  RETIREMENT PLANS (CONTINUED)

Net periodic pension cost included the following components:


                                                                            YEAR ENDED MARCH 31,
                                                                      2001          2000          1999
                                                                   -------------------------------------
                                                                               (IN THOUSANDS)

     Service costs--benefits earned during the period..........    $   3,772     $   4,329     $   3,151
     Interest cost on projected benefit obligation.............        5,099         4,805         4,489
     Expected return on plan assets............................       (6,303)       (5,732)       (5,124)
     Net amortization..........................................          136           251           167
                                                                   -------------------------------------
     Net periodic pension cost.................................    $   2,704     $   3,653     $   2,683
                                                                   =====================================



The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $57,644,000 and $55,546,000, respectively as of March 31, 2001 and $10,992,000 and $8,122,000, respectively as of March 31, 2000.

The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $10,973,000 and $9,363,000, respectively as of March 31, 2001 and $10,237,000 and $8,122,000, respectively as of March 31, 2000.

The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of all of the defined benefit plans was 7.5% as of March 31, 2001 and 2000. Future average compensation increases are assumed to be 4.5% per year as of March 31, 2001 and 2000. The weighted-average expected long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8 7/8% for the each of the years ended March 31, 2001, 2000 and 1999. Plan assets consist of equities, corporate and government securities, and fixed income annuity contracts.

The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. Effective April 1, 1998, these plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $2,190,000, $1,660,000 and $1,410,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

                          COLUMBUS MCKINNON CORPORATION

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

The obligation of the ESOP to repay borrowings incurred to purchase shares of the Company's common stock is guaranteed by the Company; the unpaid balance of such borrowings, therefore, has been reflected in the accompanying consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders' equity.

Substantially all of the Company's domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $1,120,000, $1,752,000 and $2,128,000 in fiscal 2001, 2000 and 1999, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are applied toward debt service.

During fiscal 1999, the ESOP borrowed $7,682,000 from the Company and purchased 479,900 shares on the open market at an average cost of $16 per share.

At March 31, 2001 and 2000, 953,851 and 889,555 of ESOP shares, respectively, were allocated or available to be allocated to participants' accounts. At March 31, 2001 and 2000, 504,794 and 606,559 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares at March 31, 2001 amounted to $3,944,000.

                          COLUMBUS MCKINNON CORPORATION

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

The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following sets forth a reconciliation of benefit obligations and the funded status of the plan:

                                                                                                 MARCH 31,
                                                                                              2001          2000
                                                                                          -----------------------
                                                                                                 (IN THOUSANDS)
     Change in benefit obligation:
          Benefit obligation at beginning of year.........................                $  11,640     $  12,412
          Service cost....................................................                       80            84
          Interest cost...................................................                      820           816
          Actuarial loss (gain)...........................................                    1,509          (170)
          Benefits paid...................................................                   (1,423)       (1,502)
                                                                                          -----------------------
          Benefit obligation at end of year...............................                $  12,626     $  11,640
                                                                                          =======================

          Funded status ..................................................                $ (12,626)    $ (11,640)
          Unrecognized actuarial loss.....................................                    2,407           898
          Unrecognized prior service gain.................................                   (2,421)       (3,228)
                                                                                          -----------------------
          Net amount recognized in other non-current liabilities..........                $ (12,640)    $ (13,970)
                                                                                          =======================


Net periodic postretirement benefit cost included the following:

                                                                                     YEAR ENDED MARCH 31,
                                                                               2001          2000          1999
                                                                            -------------------------------------
                                                                                        (IN THOUSANDS)
     Service cost--benefits attributed to service during the period.....    $      80     $      84     $     257
     Interest cost......................................................          820           816         1,061
     Amortization of prior service gain.................................         (807)         (807)            -
                                                                            -------------------------------------
          Net periodic postretirement benefit cost......................    $      93     $      93     $   1,318
                                                                            =====================================

                          COLUMBUS MCKINNON CORPORATION

11.  POSTRETIREMENT BENEFIT OBLIGATION (CONTINUED)

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of postretirement medical benefits was assumed at the beginning of the period; the rate was assumed to decrease 1.0% per year to 5.0% by 2004. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% as of March 31, 2001 and 2000.

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                              ONE PERCENTAGE      ONE PERCENTAGE
                                                                              POINT INCREASE      POINT DECREASE

                                                                                       (IN THOUSANDS)
          Effect on total of service and interest cost components..........     $      50          $     (45)
          Effect on postretirement obligation..............................           589               (536)



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


                                                                                 YEAR ENDED MARCH 31,
                                                                           2001          2000          1999
                                                                        -------------------------------------
                                                                                  (IN THOUSANDS)
     Numerator for basic and diluted earnings per share:
        Net income..................................................    $  15,219     $  17,080     $  27,436
                                                                        =====================================
     Denominators:
        Weighted-average common stock outstanding--denominator
          for basic EPS.............................................       14,316        14,138        14,137
        Effect of dilutive employee stock options...................            -            83           157
                                                                        -------------------------------------
        Adjusted weighted-average common stock outstanding and
          assumed conversions--denominator for diluted EPS..........       14,316        14,221        14,294
                                                                        =====================================


The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 10).

                          COLUMBUS MCKINNON CORPORATION

12.  EARNINGS PER SHARE AND STOCK PLANS (CONTINUED)

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

In conjunction with the March 1, 1999 merger of GL International, Inc. (see Note
1), outstanding GL options, which were originally issued in fiscal years 1999 and 1998, became fully vested and were converted into options to acquire 154,848 Company shares at prices of $4.34 to $17.36. As of March 31, 2001, all 154,848 options have been exercised.

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2001 is as follows:


                                                                    YEAR ENDED MARCH 31,
         NUMBER OF SHARES                                     2001          2000          1999
         ----------------                                  -------------------------------------
     Outstanding at beginning of year............            674,750       353,348       354,848
     Granted.....................................             32,700       481,410        31,000
     Canceled....................................            (16,575)       (7,000)      (32,500)
     Exercised...................................            (19,340)     (153,008)            -
                                                           -------------------------------------
     Outstanding at end of year..................            671,535       674,750       353,348
                                                           =====================================

     Exercisable at end of year..................            241,285       137,840       247,348
     Available for grant at end of year..........            810,965       827,090     1,301,500


                          COLUMBUS MCKINNON CORPORATION

12.  EARNINGS PER SHARE AND STOCK PLANS (CONTINUED)

Exercise prices for options outstanding as of March 31, 2001, ranged from $9.00 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2001:


                                                                                            WEIGHTED-AVERAGE
                                                STOCK OPTIONS      WEIGHTED-AVERAGE      REMAINING CONTRACTUAL
           RANGE OF EXERCISE PRICES             OUTSTANDING         EXERCISE PRICE                LIFE
           ------------------------           ----------------------------------------------------------------
          Under $10.00..............               22,950              $   9.13                    9.8
          $10.00 to $20.00..........              158,100                 15.36                    5.9
          $20.01 to $30.00..........              490,485                 21.26                    8.0
                                              ----------------------------------------------------------------
                                                  671,535                $19.46                    7.6
                                              ================================================================


The following table provides certain information with respect to stock options exercisable at March 31, 2001:


                                                        STOCK OPTIONS         WEIGHTED-AVERAGE
          RANGE OF EXERCISE PRICES                       OUTSTANDING           EXERCISE PRICE
          ------------------------                      --------------------------------------

          Under $10.00...................                        -               $       -
          $10.00 to $20.00...............                  150,225                   15.50
          $20.01 to $30.00...............                   91,060                   21.89
                                                        --------------------------------------
                                                           241,825               $   17.91
                                                        ======================================


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

                          COLUMBUS MCKINNON CORPORATION

12.  EARNINGS PER SHARE AND STOCK PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for issued options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions and yielding the following pro forma results:

                                                                   YEAR ENDED MARCH 31,
                                                            2001           2000           1999
                                                       -------------------------------------------
                                                          (IN THOUSANDS, EXCEPT FOR ASSUMPTIONS
                                                              AND EARNINGS PER SHARE DATA)
     Assumptions:
         Risk-free interest rate                            5.2%             6.1%             5.5%
         Dividend yield - Incentive Plan                    2.9%            1.35%            0.97%
         Dividend yield - GL conversions                     N/A              N/A            1.33%
         Volatility factor                                 0.435            0.352            0.200
         Expected life - Incentive Plan                  5 years          5 years          4 years
         Expected life - GL conversions                      N/A              N/A           1 year
     Pro forma results:
         Net income                                    $  14,809        $  16,099        $  25,567
         Earnings per share, basic                          1.03             1.14             1.81
         Earnings per share, diluted                        1.03             1.13             1.79

The Company maintains a Restricted Stock Plan, under which the Company had no shares reserved for issuance at March 31, 2001 and 2000. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they are issued. It is then ratably amortized over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant. There were 60,700 and 19,500 shares issued during the years ended March 31, 2000 and 1999, respectively.


13.  LOSS CONTINGENCIES

GENERAL AND PRODUCT LIABILITY - $14,663,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 2001 ($13,118,000 at March 31, 2000) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 6.09% and 8.42%, to the undiscounted reserves of $18,620,000 and $16,866,000 at March 31, 2001 and 2000, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 5).

                          COLUMBUS MCKINNON CORPORATION

14.  INCOME TAXES

The following is a reconciliation of the difference between the effective tax rate and the statutory federal tax rate:

                                                                          YEAR ENDED MARCH 31,
                                                                    2001          2000          1999
                                                                 -------------------------------------
                                                                             (IN THOUSANDS)

     Computed statutory provision............................    $  12,160     $  12,121     $  17,753
     State income taxes net of federal benefit...............        1,972         1,974         1,767
     Nondeductible goodwill amortization.....................        4,506         4,506         4,540
     Foreign taxes greater than statutory provision..........          931           884           790
     Research and development credit.........................         (400)         (400)         (639)
     Other...................................................          356        (1,507)         (923)
                                                                 -------------------------------------
     Actual tax provision....................................    $  19,525     $  17,578     $  23,288
                                                                 =====================================


     The provision for income tax expense consisted of the following:

                                                                          YEAR ENDED MARCH 31,
                                                                    2001          2000          1999
                                                                 -------------------------------------
                                                                            (IN THOUSANDS)
     Current income tax expense:
          Federal taxes......................................    $  13,214     $   8,391     $  18,775
          State taxes........................................        2,745         2,253         2,770
          Foreign............................................        3,612         3,334         3,978
     Deferred income tax (benefit) expense:

          Domestic...........................................          392         3,380        (2,298)
          Foreign............................................         (438)          220            63
                                                                 -------------------------------------
                                                                 $  19,525     $  17,578     $  23,288
                                                                 =====================================


The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes."

The gross composition of the net current deferred tax liability, included in accrued liabilities within the consolidated balance sheet, is as follows:

                                                                                      MARCH 31,
                                                                                  2001          2000
                                                                                ----------------------
                                                                                    (IN THOUSANDS)

     Inventory.............................................................    $  (5,935)    $  (4,929)
     Accrued vacation and incentive costs..................................        1,867         1,757
     Other.................................................................        3,326         2,492
                                                                               -----------------------
          Net current deferred tax liability...............................    $    (742)    $    (680)
                                                                               =======================


                          COLUMBUS MCKINNON CORPORATION

14.  INCOME TAXES (CONTINUED)

The gross composition of the net non-current deferred tax asset is as follows:

                                                                 MARCH 31,
                                                             2001          2000
                                                          -----------------------
                                                               (IN THOUSANDS)
     Insurance reserves...............................    $   9,560     $  10,242
     Property, plant, and equipment...................       (6,524)       (6,514)
     Other............................................        2,660           509
                                                          -----------------------
          Net non-current deferred tax asset..........    $   5,696     $   4,237
                                                          =======================

Income before income tax expense includes foreign subsidiary income of $6,410,000, $7,551,000, and $9,288,000 for the years ended March 31, 2001, 2000, and 1999 respectively. United States income taxes have not been provided on certain unremitted earnings of the Company's foreign subsidiaries as such earnings are considered to be permanently reinvested.


15.  RENTAL EXPENSE AND LEASE COMMITMENTS

Rental expense for the years ended March 31, 2001, 2000 and 1999 was $7,676,000, $6,279,000, and $6,672,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2001 under non-cancelable operating leases extending beyond one year (in thousands):


                                                                  VEHICLES AND
     YEAR ENDED MARCH 31,                        REAL PROPERTY     EQUIPMENT      TOTAL
     --------------------                        -------------     ---------     -------
     2002.....................................      $ 2,143         $ 2,531      $ 4,674
     2003.....................................        1,886           1,738        3,624
     2004.....................................        1,687           1,299        2,986
     2005.....................................        1,555             653        2,208
     2006.....................................        1,265             207        1,472


                          COLUMBUS MCKINNON CORPORATION

16.  SUMMARY FINANCIAL INFORMATION


The  summary  financial   information  of  the  parent,   domestic  subsidiaries (guarantors)  and  foreign  subsidiaries
(nonguarantors)  of the 8 1/2%  senior subordinated notes follows:

As of and for the year ended March 31, 2001:
                                                                   DOMESTIC        FOREIGN
                                                    PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  --------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
AS OF MARCH 31, 2001:
Current assets:
     Cash.....................................    $   11,017      $   (1,865)     $    4,863      $        -      $   14,015
     Trade accounts receivable and
       unbilled revenues......................        65,932          79,442          21,673               -         167,047
     Inventories..............................        47,012          38,125          29,055            (974)        113,218
     Other current assets.....................         5,368           1,369           3,188               -           9,925
                                                  --------------------------------------------------------------------------
        Total current assets..................       129,329         117,071          58,779            (974)        304,205
Net property, plant, and equipment............        34,599          32,722          17,951               -          85,272
Goodwill and other intangibles, net...........        38,992         236,583          46,621               -         322,196
Intercompany balances.........................       168,763        (334,599)        (63,864)        229,700               -
Other non-current assets......................       226,711         161,325          (2,017)       (350,679)         35,340
                                                  --------------------------------------------------------------------------
        Total assets..........................    $  598,394      $  213,102      $   57,470      $ (121,953)     $  747,013
                                                  ===========================================================================

Current liabilities...........................    $   39,673      $   39,851      $   21,966      $     (362)     $  101,128
Long-term debt, less current portion..........       400,137               2           3,815               -         403,954
Other non-current liabilities.................        15,529          15,804           2,734               -          34,067
                                                  --------------------------------------------------------------------------
        Total liabilities.....................       455,339          55,657          28,515            (362)        539,149
Shareholders' equity..........................       143,055         157,445          28,955        (121,591)        207,864
                                                  --------------------------------------------------------------------------
        Total liabilities and shareholders'
             equity...........................    $  598,394      $  213,102      $   57,470      $ (121,953)     $  747,013
                                                  ==========================================================================


FOR THE YEAR ENDED MARCH 31, 2001:
Net sales.....................................    $  252,128      $  379,477      $  119,475      $  (23,108)     $  727,972
Cost of products sold.........................       175,181         308,957          90,260         (23,017)        551,381
                                                  --------------------------------------------------------------------------
Gross profit..................................        76,947          70,520          29,215             (91)        176,591
Selling, general and administrative expenses..        39,800          30,522          20,117               -          90,439
Amortization of intangibles...................         2,011          11,543           2,429               -          15,983
                                                  --------------------------------------------------------------------------
                                                      41,811          42,065          22,546               -         106,422
                                                  --------------------------------------------------------------------------
Income from operations........................        35,136          28,455           6,669             (91)         70,169
Interest and debt expense.....................        37,019              45             578               -          37,642
Interest and other income.....................         1,621             293             303               -           2,217
                                                  --------------------------------------------------------------------------
Income before income tax expense..............          (262)         28,703           6,394             (91)         34,744
Income tax expense............................         1,729          14,672           3,161             (37)         19,525
                                                  --------------------------------------------------------------------------
Net (loss) income.............................    $   (1,991)     $   14,031      $    3,233      $      (54)     $   15,219
                                                  ==========================================================================

                          COLUMBUS MCKINNON CORPORATION

16.  SUMMARY FINANCIAL INFORMATION (CONTINUED)

                                                                   DOMESTIC        FOREIGN
                                                    PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  --------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
FOR THE YEAR ENDED MARCH 31, 2001:

OPERATING ACTIVITIES:
Cash provided by (used in) operating
  activities..................................    $   19,831      $     (123)     $    9,054      $   (1,072)     $   27,690

INVESTING ACTIVITIES:
Purchase of marketable securities, net........        (2,064)              -               -               -          (2,064)
Capital expenditures..........................        (4,419)         (5,021)           (799)              -         (10,239)
Net assets held for sale......................             -           5,002               -               -           5,002
                                                  ---------------------------------------------------------------------------
Net cash used in investing activities.........        (6,483)            (19)           (799)              -          (7,301)

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
  line-of-credit agreements...................        (3,000)              -             335               -          (2,665)
Repayment of debt.............................        (1,579)            (22)         (2,158)              -          (3,759)
Dividends paid................................        (3,995)              -          (1,072)          1,072          (3,995)
Other.........................................           489               -               -               -             489
                                                  --------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................        (8,085)            (22)         (2,895)          1,072          (9,930)
Effect of exchange rate changes on cash.......             -               -          (4,026)              -          (4,026)
                                                  --------------------------------------------------------------------------
Net change in cash and cash equivalents.......         5,263            (164)          1,334               -           6,433
Cash and cash equivalents at
   beginning of year..........................         5,754          (1,701)          3,529               -           7,582
                                                  --------------------------------------------------------------------------
Cash and cash equivalents at end of year......    $   11,017      $   (1,865)     $    4,863      $        -      $   14,015
                                                  ==========================================================================


As of and for the year  ended  March 31,  2000:

AS OF MARCH 31,  2000:
Current assets:
     Cash.....................................    $    5,754      $   (1,701)     $    3,529      $        -      $    7,582
     Trade accounts receivable and
       unbilled revenues......................        67,186          76,325          24,337               -         167,848
     Inventories..............................        47,238          34,552          27,384            (883)        108,291
     Other current assets.....................         3,402           7,714           4,337               -          15,453
                                                  --------------------------------------------------------------------------
        Total current assets..................       123,580         116,890          59,587            (883)        299,174
Net property, plant, and equipment............        35,807          32,218          19,272               -          87,297
Goodwill and other intangibles, net...........        41,336         248,121          50,146               -         339,603
Intercompany balances.........................       188,479        (351,292)        (66,245)        229,058               -
Other non-current assets......................       224,823         161,583          (1,977)       (350,679)         33,750
                                                  --------------------------------------------------------------------------
        Total assets..........................    $   614,025     $  207,520      $   60,783      $ (122,504)     $  759,824
                                                  ==========================================================================

Current liabilities...........................    $   45,663      $   45,304      $   21,325      $     (967)     $  111,325
Long-term debt, less current portion..........       404,269              13           5,976               -         410,258
Other non-current liabilities.................        14,026          18,042           2,720               -          34,788
                                                  --------------------------------------------------------------------------
        Total liabilities.....................       463,958          63,359          30,021            (967)        556,371
Shareholders' equity..........................       150,067         144,161          30,762        (121,537)        203,453
                                                  --------------------------------------------------------------------------
        Total liabilities and shareholders'
             equity...........................    $  614,025      $  207,520      $   60,783      $ (122,504)     $  759,824
                                                  ==========================================================================

                          COLUMBUS MCKINNON CORPORATION

16.  SUMMARY FINANCIAL INFORMATION (CONTINUED)


                                                                   DOMESTIC        FOREIGN
                                                    PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  --------------------------------------------------------------------------
                                                                                (IN THOUSANDS)

FOR THE YEAR ENDED MARCH 31, 2000:

Net sales.....................................    $  265,163      $  367,421      $  126,520      $  (22,850)     $  736,254
Cost of products sold.........................       186,225         300,332          92,514         (22,926)        556,145
                                                  --------------------------------------------------------------------------
Gross profit..................................        78,938          67,089          34,006              76         180,109
Selling, general and administrative expenses..        41,216          30,876          23,583               -          95,675
Amortization of intangibles......................      2,148          11,701           2,543               -          16,392
                                                  --------------------------------------------------------------------------
                                                      43,364          42,577          26,126               -         112,067
                                                  --------------------------------------------------------------------------
Income from operations........................        35,574          24,512           7,880              76          68,042
Interest and debt expense.....................        34,010              44             644               -          34,698
Interest and other income.....................           791             236             287               -           1,314
                                                  --------------------------------------------------------------------------
Income before income tax expense..............         2,355          24,704           7,523              76          34,658
Income tax expense............................         1,110          12,929           3,569             (30)         17,578
                                                  --------------------------------------------------------------------------
Net income....................................    $    1,245      $   11,775      $    3,954      $      106      $   17,080
                                                  ==========================================================================


FOR THE YEAR ENDED MARCH 31, 2000:

OPERATING ACTIVITIES:
Cash provided by (used in) operating
  activities..................................    $   23,591      $    7,575      $    7,135      $   (1,580)     $   36,721

INVESTING ACTIVITIES:
Purchase of marketable securities, net........        (3,318)              -               -               -          (3,318)
Capital expenditures..........................        (4,660)         (2,262)         (1,180)              -          (8,102)
Purchase of businesses, net of cash acquired..             -          (6,381)              -             (49)         (6,430)
Net assets held for sale......................             -          (1,058)              -               -          (1,058)
                                                  --------------------------------------------------------------------------
Net cash used in investing activities.........        (7,978)         (9,701)         (1,180)            (49)        (18,908)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock........             3               -               -               -               3
Net payments under revolving
  line-of-credit agreements...................        (7,400)              -          (1,913)              -          (9,313)
Repayment of debt.............................        (1,783)             17            (748)              -          (2,514)
Dividends paid................................        (3,953)              1          (1,580)          1,580          (3,953)
Other.........................................           165               -               -               -             165
                                                  --------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................       (12,968)             17          (4,241)          1,580         (15,612)
Effect of exchange rate changes on cash.......             -               -          (1,535)             49          (1,486)
                                                  --------------------------------------------------------------------------
Net change in cash and cash equivalents.......         2,645          (2,109)            179               -             715
Cash and cash equivalents at
    beginning of year.........................         3,109             408           3,350               -           6,867
                                                  --------------------------------------------------------------------------
Cash and cash equivalents at end of year......    $    5,754      $   (1,701)     $    3,529      $        -      $    7,582
                                                  ==========================================================================


                          COLUMBUS MCKINNON CORPORATION

17.  BUSINESS SEGMENT INFORMATION

As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, material handling solutions - industrial, and material handling solutions - automotive. The Company's material handling products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The material handling solutions industrial - segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The material handling solutions - automotive segment sells engineered material handling systems, mainly conveyors, primarily to end-users in the automotive industry. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.

Segment information as of and for the years ended March 31, 2001, 2000, and 1999, is as follows:


                                                               YEAR ENDED MARCH 31, 2001
                                                               -------------------------
                                                               SOLUTIONS -   SOLUTIONS -
                                                  PRODUCTS     INDUSTRIAL    AUTOMOTIVE        TOTAL
                                                  ---------------------------------------------------
                                                                        (IN THOUSANDS)

Sales to external customers...................    $ 478,898     $  68,055     $ 181,019     $ 727,972
Operating income before amortization..........       72,491         3,597        10,064        86,152
Depreciation and amortization.................       19,859         2,798         5,590        28,247
Total assets..................................      487,551        64,835       194,627       747,013
Capital expenditures..........................        9,889           297            53        10,239


                                                                YEAR ENDED MARCH 31, 2000
                                                                -------------------------
                                                                SOLUTIONS -   SOLUTIONS -
                                                  PRODUCTS      INDUSTRIAL    AUTOMOTIVE       TOTAL
                                                  ---------------------------------------------------
                                                                     (IN THOUSANDS)

Sales to external customers...................    $ 511,287     $  68,559     $ 156,408     $ 736,254
Operating income before amortization..........       75,371         6,771         2,292        84,434
Depreciation and amortization.................       19,843         3,077         5,616        28,536
Total assets..................................      505,461        65,994       188,369       759,824
Capital expenditures..........................        7,805           122           175         8,102







                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17.  BUSINESS SEGMENT INFORMATION (CONTINUED)
                                                                YEAR ENDED MARCH 31, 1999
                                                                -------------------------
                                                                SOLUTIONS -   SOLUTIONS -
                                                  PRODUCTS      INDUSTRIAL    AUTOMOTIVE       TOTAL
                                                  ---------------------------------------------------
                                                                    (IN THOUSANDS)
Sales to external customers...................    $ 508,313     $  65,689     $ 161,443     $ 735,445
Operating income before amortization..........       78,945         6,691        14,925       100,561
Depreciation and amortization.................       18,559         3,045         5,652        27,256
Total assets..................................      517,774        68,520       180,617       766,911
Capital expenditures..........................       11,203         1,468           321        12,992



The following provides a reconciliation of operating income before amortization to consolidated income before income tax expense:

                                                                YEAR ENDED MARCH 31,
                                                                --------------------
                                                          2001          2000          1999
                                                       -------------------------------------
                                                                      (IN THOUSANDS)
     Operating income before amortization..........    $  86,152     $  84,434     $ 100,561
     Amortization of intangibles...................      (15,983)      (16,392)      (15,479)
     Interest and debt expense.....................      (37,642)      (34,698)      (35,923)
     Interest and other income.....................        2,217         1,314         1,565
                                                       -------------------------------------
     Income before income tax expense..............    $  34,744     $  34,658     $  50,724
                                                       =====================================

Financial information relating to the Company's operations by geographic area is as follows:

                                                                YEAR ENDED MARCH 31,
                                                                --------------------
                                                          2001          2000          1999
                                                       -------------------------------------
                                                                      (IN THOUSANDS)
     NET SALES:
     United States.................................    $ 611,999     $ 609,734     $ 613,179
     Europe........................................       71,967        71,076        65,000
     Canada........................................       36,635        49,716        51,653
     Other.........................................        7,371         5,728         5,613
                                                       -------------------------------------
     Total.........................................    $ 727,972     $ 736,254     $ 735,445
                                                       =====================================


                                                                YEAR ENDED MARCH 31,
                                                                --------------------
                                                          2001          2000          1999
                                                       -------------------------------------
                                                                      (IN THOUSANDS)
     ASSETS:
     United States.................................    $ 625,679     $ 632,796     $ 634,720
     Europe........................................       94,908        95,601       100,317
     Canada........................................       21,936        27,130        28,265
     Other.........................................        4,490         4,297         3,609
                                                       -------------------------------------
     Total.........................................    $ 747,013     $ 759,824     $ 766,911
                                                       =====================================

                          COLUMBUS MCKINNON CORPORATION

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED                     YEAR ENDED
                                                             ------------------                     ----------
                                              JULY 2,      OCTOBER 1,  DECEMBER 31,    MARCH 31,     MARCH 31,
                                               2000           2000         2000          2001          2001
                                            ------------------------------------------------------------------
Net sales...............................    $ 188,378     $ 188,994     $ 175,078     $ 175,522     $ 727,972
Gross profit............................       47,214        44,990        39,534        44,853       176,591
Income from operations..................       20,378        18,680        13,672        17,439        70,169
Net income..............................        5,946         4,388         1,296         3,589        15,219
Net income per share - basic ...........         0.42          0.31          0.09          0.25          1.06
Net income per share - diluted..........         0.42          0.31          0.09          0.25          1.06


                                                             THREE MONTHS ENDED                     YEAR ENDED
                                                             ------------------                     ----------
                                              JULY 4,     OCTOBER 3,    JANUARY 2,     MARCH 31,     MARCH 31,
                                               1999          1999          2000          2000          2000
                                            ------------------------------------------------------------------
Net sales...............................    $ 181,601     $ 182,008     $ 174,173     $ 198,472     $ 736,254
Gross profit............................       47,113        39,732        43,405        49,859       180,109
Income from operations..................       20,866        11,573        16,176        19,427        68,042
Net income..............................        6,395           511         3,254         6,920        17,080
Net income per share - basic............         0.46          0.04          0.23          0.49          1.21
Net income per share - diluted..........         0.45          0.04          0.23          0.49          1.20


                                                             THREE MONTHS ENDED                     YEAR ENDED
                                                             ------------------                     ----------
                                             JUNE 28,    SEPTEMBER 27,  DECEMBER 27,   MARCH 31,     MARCH 31,
                                               1998          1998          1998          1999          1999
                                            ------------------------------------------------------------------
Net sales...............................    $ 184,616     $ 185,357     $ 186,995     $ 178,477     $ 735,445
Gross profit............................       47,313        47,042        47,396        50,719       192,470
Income from operations..................       21,223        20,578        21,402        21,879        85,082
Net income..............................        6,375         5,923         6,445         8,693        27,436
Net income per share - basic............         0.44          0.41          0.46          0.62          1.94
Net income per share -  diluted.........         0.44          0.41          0.46          0.62          1.92


19.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                                                                MARCH 31,
                                                                           2001           2000
                                                                        ------------------------
                                                                                (IN THOUSANDS)
     Net unrealized investment (losses) gains - net of tax..........    $     (99)    $    2,832
     Minimum pension liability adjustment - net of tax..............       (1,123)          (682)
     Foreign currency translation adjustment........................      (12,805)        (7,766)
                                                                        ------------------------
     Accumulated other comprehensive loss...........................    $ (14,027)    $   (5,616)
                                                                        ========================


The net tax asset/(liability) associated with items included in accumulated other comprehensive loss was $815,000 and ($1,433,000) for 2001 and 2000, respectively.

                          COLUMBUS MCKINNON CORPORATION

20.  EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June of 1998. The FASB issued SFAS No. 137 in June of 1999 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Compliance with this statement would not have a material impact on the Company at the present time.

During May 2001, the FASB announced that it has completed its deliberations concerning business combinations and accounting for intangible assets. Two final statements (one addressing business combinations and one addressing goodwill and other intangible assets) are expected to be issued in the latter half of July 2001. The new statement on business combinations will require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The statement on goodwill and other intangible assets will require that existing goodwill or newly acquired goodwill and certain intangible assets will no longer be amortized, but will need to be tested for impairment. This statement will be effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided they have not issued their first quarter financial statements. In all cases the statement must be adopted at the beginning of the fiscal year. At the present time, the Company has not determined the impact of adoption, or its expected date of adoption of the new statement addressing goodwill and other intangible assets.


21.  SUBSEQUENT EVENT

In conjunction with the continuation of its strategic integration process, the Company announced on June 4, 2001 that it will be closing a major hoist manufacturing facility in Forrest City, Arkansas. Cumulative charges including lease termination and separation costs are expected to lead to an $8.8 million pretax charge in the first quarter of fiscal 2002. Pretax annual cost savings associated with the closure are expected to reach $7.25 million per year by fiscal 2003.

                          COLUMBUS MCKINNON CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          MARCH 31, 2001, 2000 AND 1999
                              DOLLARS IN THOUSANDS

                                                                                ADDITIONS
                                                                                ---------
                                                          BALANCE AT    CHARGED TO    CHARGED TO                    BALANCE AT
                                                           BEGINNING    COSTS AND        OTHER                        END OF
                     DESCRIPTION                           OF PERIOD     EXPENSES      ACCOUNTS      DEDUCTIONS       PERIOD
                     -----------                           ---------     --------      ---------     ----------      ---------
Year ended March 31, 2001: Deducted from asset accounts:
     Allowance for doubtful accounts                       $   2,236     $   1,307     $       -     $   1,114(1)    $   2,429
     Slow-moving and obsolete inventory                        4,185         1,373             -         1,610(2)        3,948
                                                           ---------     ---------     ---------     ---------       ---------
          Total                                            $   6,421     $   2,680     $       -     $   2,724       $   6,377
                                                           =========     =========     =========     =========       =========
   Reserves on balance sheet:
     Accrued general and product liability costs           $  14,550     $   2,356     $       -     $   1,518(3)    $  15,388
                                                           =========     =========     =========     =========       =========

Year ended March 31, 2000: Deducted from asset accounts:

     Allowance for doubtful accounts                       $   2,271     $     979     $       -     $   1,014(1)    $   2,236
     Slow-moving and obsolete inventory                        4,295         1,776           112(4)      1,998(2)        4,185
                                                           ---------     ---------     ---------     ---------       ---------
          Total                                            $   6,566     $   2,755     $     112     $   3,012       $   6,421
                                                           =========     =========     =========     =========       =========
   Reserves on balance sheet:
     Accrued general and product liability costs           $  11,416     $   3,368     $       -     $     234(3)    $  14,550
                                                           =========     =========     =========     =========       =========

Year ended March 31, 1999: Deducted from asset accounts:

     Allowance for doubtful accounts                       $   2,511     $     743     $     (27)(5) $     956(1)    $   2,271
     Slow-moving and obsolete inventory                        4,684         1,884          (592)(5)     1,681(2)        4,295
     Reserve against non-current receivable                      600             -             -           600(6)            -
                                                           ---------     ---------    ----------     ---------       ---------
          Total                                            $   7,795     $   2,627    $     (619)    $   3,237       $   6,566
                                                           =========     =========    ==========     =========       =========
   Reserves on balance sheet:
     Accrued general and product liability costs           $  11,688     $   3,265    $        -     $   3,537(3)    $  11,416
                                                           =========     =========    ==========     =========       =========
--------
(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventory disposals
(3) Insurance  claims  and  expenses  paid
(4) Reserves  at date of acquisition of  subsidiaries
(5) Reserves at date of disposal of subsidiary
(6) Receivable deemed to be collectible in its entirety

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURES
          ---------------------

     None.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------   ---------------------------------------------------

     The  information   regarding   Directors  and  Executive  Officers  of  the
Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2001.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2001.

                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------   -----------------------------------------------------------------

(a)(1)   FINANCIAL STATEMENTS:
         --------------------

         The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:


     REFERENCE                                                          PAGE NO.
     ---------                                                          --------

           Report of Independent Auditors                                   F-2

           Consolidated balance sheets - March 31, 2001 and 2000            F-3

           Consolidated statements of income - Years ended
               March 31, 2001, 2000 and 1999                                F-4

           Consolidated statements of shareholders' equity - Years ended
               March 31, 2001, 2000 and 1999                                F-5

           Consolidated statements of cash flows - Years ended
               March 31, 2001, 2000 and 1999                                F-6

           Notes to consolidated financial statements                F-7 - F-33

(a)(2)   FINANCIAL STATEMENT SCHEDULE:                                  PAGE NO.
         -----------------------------                                  --------

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

10.16 Fifth Amendment, dated as of September 28, 2000, to the Credit Agreement, dated as of March 31,1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000).

10.17         Sixth  Amendment,  dated as  of February 5,  2001,  to the  Credit
         Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

#10.18        Seventh  Amendment,  dated as  of June  26, 2001,  to  the  Credit
         Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

*10.19        Columbus  McKinnon   Corporation  Employee  Stock  Ownership  Plan
         Restatement  Effective  April 1, 1989  (incorporated  by  reference  to
         Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.20        Amendment  No. 1  to the  Columbus McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.21        Amendment  No. 2 to  the Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

*10.22        Amendment No. 3 to  the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

*10.23        Amendment No. 4  of the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

*10.24        Amendment No. 5  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

*10.25        Amendment No. 6 to the Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

*10.26        Amendment No. 7 to  the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

*10.27        Columbus  McKinnon  Corporation  Personal  Retirement Account Plan
         Trust  Agreement,  dated April 1, 1987  (incorporated  by  reference to
         Exhibit 10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.28        Amendment No. 1  to the  Columbus  McKinnon  Corporation  Employee
         Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.29        Amended  and  Restated  Columbus McKinnon  Corporation  Management
         EVA(R)  Incentive  Compensation  Plan  (incorporated  by  reference  to
         Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

*10.30        Amendment and  Restatement of  Columbus McKinnon Corporation  1995
         Incentive Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.31        Columbus McKinnon Corporation Restricted Stock Plan  (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.32        Amendment  and  Restatement  of  Columbus   McKinnon   Corporation
         Non-Qualified  Stock Option Plan  (incorporated by reference to Exhibit
         10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.33        Columbus   McKinnon   Corporation    Thrift  [401(k)  Plan]   1989
         Restatement  Effective  January 1, 1998  (incorporated  by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

*10.34        Amendment  No. 1 to the  1998 Plan  Restatement  of  the  Columbus
         McKinnon Corporation Thrift 401(K) Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.35        Amendment  No. 2 to  the 1998  Plan  Restatement of  the  Columbus
         McKinnon Corporation Thrift 401 (K) Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

*10.36        Columbus McKinnon Corporation Thrift [401(k)] Plan Trust Agreement
         Restatement  Effective  August 9, 1994  (incorporated  by  reference to
         Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.37        Columbus McKinnon Corporation  Monthly  Retirement   Benefit  Plan
         Restatement  Effective  April 1, 1998  (incorporated  by  reference  to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

*10.38        Amendment  No. 1 to  the 1998  Plan  Restatement of  the  Columbus
         McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.39        Amendment  No. 2 to  the 1998  Plan  Restatement of  the  Columbus
         McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.40        Columbus  McKinnon  Corporation  Monthly Retirement  Benefit  Plan
         Trust Agreement effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.41        Form  of  change in  Control  Agreement as  entered  into  between
         Columbus McKinnon Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, Lois H. Demler, Timothy R. Harvey, John Hansen and Neal Wixson (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

10.42 Stock Purchase Agreement, dated as of March 11, 1998, among Columbus McKinnon Corporation and the shareholders of LICO, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 9,
         1998).

10.43 Agreement and Plan of Merger, dated as of February 16, 1999, by and among Columbus McKinnon Corporation, GL International, Inc. and Larco Industrial Services, Ltd. (incorporated by reference to Exhibit
         10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.44 Columbus McKinnon Corporation - GL International Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.45         Columbus McKinnon  Corporation - Larco Industrial  services,  Ltd.
         1997 Stock Option Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.46        Form of  Stay Agreement as entered into between Columbus  McKinnon
         Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, and Joseph J. Owen (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

10.47 Amendment to Form of Stay Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, and Joseph J. Owen (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

#21.1         Subsidiaries of the Registrant.

#23.1         Consent of Ernst & Young LLP.

#99.1         Form 11-K  Columbus McKinnon Corporation  Employee Stock Ownership
         Plan Annual Report for the year ended March 31, 2001.


* INDICATES A MANAGEMENT CONTRACT OR COMPENSATION PLAN OR ARRANGEMENT.

#  FILED HEREWITH


(b)      REPORTS ON FORM 8-K:

         On February 20, 2001, the Company filed a Current Report on Form 8-K with respect to a press release issued to announce the completion of its previously announced review of strategic alternatives to maximize shareholder value, including a sale or merger of the Company.

         On June 4, 2001, the Company filed a Current Report on Form 8-K with respect to a press release issued to announce a major step in its facility rationalization program with the closure of its Forrest City, Arkansas plant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Buffalo, State of New York on June 29, 2001.

                                      COLUMBUS McKINNON CORPORATION

                                      By: /S/    TIMOTHY T. TEVENS
                                          -----------------------------
                                                 Timothy T. Tevens
                                          President and Chief Executive Officer


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          SIGNATURE                        TITLE                        DATE
          ---------                        -----                        ----

/S/ TIMOTHY T. TEVENS             President, Chief Executive      June 29, 2001
------------------------------
    Timothy T. Tevens                Officer and Director
                                    (Principal Executive Officer)

/S/ ROBERT L. MONTGOMERY, JR.     Executive Vice President,       June 29, 2001
------------------------------
    Robert L. Montgomery, Jr.        Chief Financial Officer
                                     and Director(Principal
                                     Financial Officer and
                                     Principal Accounting Officer)

/S/ HERBERT P. LADDS, JR.         Chairman of the Board           June 29, 2001
------------------------------
    Herbert P. Ladds, Jr.             of Directors

/S/ RANDOLPH A. MARKS             Director                        June 29, 2001
------------------------------
    Randolph A. Marks

/S/ L. DAVID BLACK                Director                        June 29, 2001
------------------------------
    L. David Black

/S/ CARLOS PASCUAL                Director                        June 29, 2001
------------------------------
    Carlos Pascual

/S/ RICHARD H. FLEMING            Director                        June 29, 2001
------------------------------
    Richard H. Fleming