Form 10-Q
period 2001-07-01
COLUMBUS MCKINNON CORP; AUTOMATIC SYSTEMS INC; YALE INDUSTRIAL PRODUCTS INC; LICO STEEL INC
filed 2001-08-15
CIK 1005229, 1062623, 1062624, 1062622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 1, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    --------------------

Commission File Number:       0-27618
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of July 31, 2001 was:
14,895,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JULY 1, 2001


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              July 1, 2001 and March 31, 2001                                 2

           Condensed consolidated statements of income and retained
              earnings - Three months ended July 1, 2001 and July 2, 2000     3

           Condensed consolidated statements of cash flows -
              Three months ended July 1, 2001 and July 2, 2000                4

           Condensed consolidated statements of comprehensive income -
              Three months ended July 1, 2001 and July 2, 2000                5

           Notes to condensed consolidated financial statements -
              July 1, 2001                                                    6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                        13


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                         18

Item 2.    Changes in Securities - none.                                     18

Item 3.    Defaults upon Senior Securities - none.                           18

Item 4.    Submission of Matters to a Vote of Security Holders - none.       18

Item 5.    Other Information - none.                                         18

Item 6.    Exhibits and Reports on Form 8-K                                  18

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)


                                           COLUMBUS MCKINNON CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                                  JULY 1,           MARCH 31,
                                                                                   2001               2001
                                                                                ----------        -----------
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    1,974        $    14,015
      Trade accounts receivable                                                    133,723            140,234
      Unbilled revenues                                                             41,158             26,813
      Inventories                                                                  109,984            113,218
      Net assets held for sale                                                       4,733              4,270
      Prepaid expenses                                                               5,900              5,655
                                                                                ----------        -----------
Total current assets                                                               297,472            304,205
Property, plant, and equipment, net                                                 83,283             85,272
Goodwill and other intangibles, net                                                317,987            322,196
Marketable securities                                                               23,709             22,326
Deferred taxes on income                                                             5,155              5,696
Other assets                                                                         7,225              7,318
                                                                                ----------        -----------
Total assets                                                                    $  734,831        $   747,013
                                                                                ==========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    3,055        $     3,012
      Trade accounts payable                                                        38,103             44,936
      Excess billings                                                                5,055              1,623
      Accrued liabilities                                                           43,996             48,465
      Restructuring reserve                                                          8,840                  -
      Current portion of long-term debt                                              1,142              3,092
                                                                                 ---------        -----------
Total current liabilities                                                          100,191            101,028
Senior debt, less current portion                                                  198,954            204,326
Subordinated debt                                                                  199,640            199,628
Other non-current liabilities                                                       33,156             34,067
                                                                                ----------        -----------
Total liabilities                                                                  531,941            539,149
                                                                                ----------        -----------
Shareholders' equity
      Common stock                                                                     149                149
      Additional paid-in capital                                                   105,367            105,418
      Retained earnings                                                            119,139            124,806
      ESOP debt guarantee                                                           (7,342)            (7,527)
      Unearned restricted stock                                                       (874)              (955)
      Total accumulated other comprehensive loss                                   (13,549)           (14,027)
                                                                                ----------        -----------
Total shareholders' equity                                                         202,890            207,864
                                                                                ----------        -----------
Total liabilities and shareholders' equity                                      $  734,831        $   747,013
                                                                                ==========        ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                           COLUMBUS MCKINNON CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                    (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 1,            JULY 2,
                                                                                   2001               2000
                                                                                ----------        ------------
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)


Net sales                                                                       $  175,905        $   188,378
Cost of products sold                                                              140,947            141,164
                                                                                ----------        -----------
Gross profit                                                                        34,958             47,214
                                                                                ----------        -----------

Selling expenses                                                                    11,634             12,482
General and administrative expenses                                                  7,367             10,340
Restructuring Charges                                                                8,840                  -
Amortization of intangibles                                                          4,033              4,014
                                                                                ----------        -----------
                                                                                    31,874             26,836
                                                                                ----------        -----------

Income from operations                                                               3,084             20,378
Interest and debt expense                                                            8,576              9,281
Interest income and other (expense) income                                            (112)               941
                                                                                ----------        -----------
(Loss) income before income taxes                                                   (5,604)            12,038
Income tax (benefit) expense                                                          (943)             6,092
                                                                                ----------        -----------
Net (loss) income                                                                   (4,661)             5,946
Retained earnings - beginning of period                                            124,806            113,582
Cash dividends of $0.07 per share                                                   (1,006)              (999)
                                                                                ----------        -----------
Retained earnings - end of period                                               $  119,139        $   118,529
                                                                                ==========        ===========

Earnings per share data, basic and diluted                                      $   (0.32)        $      0.42
                                                                                ==========        ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                           COLUMBUS MCKINNON CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 1,            JULY 2,
                                                                                   2001               2000
                                                                                ----------        -----------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income                                                               $   (4,661)       $     5,946
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   7,247              7,140
     Deferred income taxes                                                             541                (96)
     Other                                                                             403                334
     Changes in operating assets and liabilities:
           Trade accounts receivable                                                 6,453             (9,598)
           Unbilled revenues and excess billings                                   (10,913)             4,774
           Inventories                                                               3,186             (2,391)
           Prepaid expenses                                                           (245)              (238)
           Other assets                                                                135               (155)
           Trade accounts payable                                                   (6,731)            (7,011)
           Accrued and non-current liabilities                                       3,334             (2,547)
                                                                                ----------        -----------
Net cash used in operating activities                                               (1,251)            (3,842)
                                                                                ----------        -----------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                                                (787)            (1,065)
Capital expenditures                                                                (1,309)            (1,929)
Net assets held for sale                                                              (463)              (258)
                                                                                ----------        -----------
Net cash used in investing activities                                               (2,559)            (3,252)
                                                                                ----------        -----------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving line-of-credit agreements                 (6,577)             4,289
Repayment of debt                                                                     (570)            (1,201)
Dividends paid                                                                      (1,006)              (999)
Reduction of ESOP debt guarantee                                                       185                209
Other                                                                                 (474)                 -
                                                                                ----------        -----------
Net cash (used in) provided by financing activities                                 (8,442)             2,298
Effect of exchange rate changes on cash                                                 11                276
                                                                                ----------        -----------
Net decrease in cash and cash equivalents                                          (12,241)            (4,520)
Cash and cash equivalents at beginning of period                                    14,215              7,582
                                                                                ----------        -----------
Cash and cash equivalents at end of period                                      $    1,974        $     3,062
                                                                                ==========        ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                           COLUMBUS MCKINNON CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 1,            JULY 2,
                                                                                   2001               2000
                                                                                ----------        -----------
                                                                                         (IN THOUSANDS)

Net (loss) income                                                               $   (4,661)       $     5,946
                                                                                ----------        -----------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                                            (241)               291
  Unrealized gain on derivatives qualifying as hedges                                  123                  -
  Unrealized gain (loss) on investments
    Unrealized holding gain arising during the period                                  199                147
    Less: reclassification adjustment for (gain)
       loss included in net income                                                     397               (575)
                                                                                ----------        -----------
                                                                                       596               (428)
                                                                                ----------        -----------
Total other comprehensive income (loss)                                                478               (137)
                                                                                ----------        -----------
Comprehensive (loss) income                                                     $   (4,183)       $     5,809
                                                                                ==========        ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 1, 2001


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at July 1, 2001, and the results of its operations and its cash flows for the three month periods ended July 1, 2001 and July 2, 2000, have been included. Results for the period ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2001.


     The Company is a broad-line designer, manufacturer and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets globally; integrated material handling solutions for industrial markets; and integrated material handling solutions for the automotive markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions industrial businesses also deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally (primarily North America), in the automotive industry.



2.   Inventories consisted of the following:


                                                                                  JULY 1,           MARCH 31,
                                                                                   2001               2001
                                                                                ----------        -----------
                                                                                       (IN THOUSANDS)
     At cost - FIFO basis:
        Raw materials..................................................         $   59,970        $    60,908
        Work-in-process................................................             18,291             17,110
        Finished goods.................................................             38,692             41,850
                                                                                ----------        -----------
                                                                                   116,953            119,868
     LIFO cost less than FIFO cost.....................................             (6,969)            (6,650)
                                                                                ----------        -----------
     Net inventories   ................................................         $  109,984        $   113,218
                                                                                ==========        ===========


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

3. Property, plant, and equipment is net of $68,827,000 and $65,613,000 of accumulated depreciation at July 1, 2001 and March 31, 2001, respectively.

4. Goodwill and other intangibles is net of $66,272,000 and $62,239,000 of accumulated amortization at July 1, 2001 and March 31, 2001, respectively.

5. General and Product Liability - The accrued general and product liability costs, which are included in other non-current liabilities, are the actuarial present value of estimated expenditures based on amounts determined from loss reports and individual cases filed with the Company, and an amount, based on experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

6. The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair value of $180,000,000, which is less than its carrying amount of $199,640,000.

7. The following table sets forth the computation of basic and diluted earnings per share:


                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                  JULY 1,            JULY 2,
                                                                                   2001               2000
                                                                                ----------        -----------
                                                                                       (IN THOUSANDS)
     Numerator for basic and diluted earnings per share:
        Net income.....................................................         $   (4,661)       $     5,946
                                                                                ===========       ===========

     Denominators:
        Weighted-average common stock outstanding -
          denominator for basic EPS....................................             14,391             14,287
        Effect of dilutive employee stock options......................                  -                  -
                                                                                ----------        -----------

        Adjusted weighted-average common stock outstanding
          and assumed conversions - denominator for diluted EPS........             14,391             14,287
                                                                                ==========        ===========



8. Income tax (benefit) expense for the three-month periods ended July 1, 2001 and July 2, 2000 differs from the customary relationship between income tax (benefit) expense and (loss) income before income taxes due to nondeductible amortization of goodwill of $3,076,000 during both periods.

9. On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

     In order to provide interest rate risk protection, the Company entered into an interest rate swap agreement in June of 2001 to effectively convert $40 million of variable-rate debt to fixed-rate debt. The $40 million interest rate swap agreement matures in June 2003. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive income, net of tax.

     The June 2001 interest rate swap is the only derivative instrument held by the Company, as such there is no impact on the adoption of SFAS No. 133 at April 1, 2001. The net impact of the derivative instrument was an increase to other comprehensive income of $123,000 at June 30, 2001. The fair value of the derivative at July 1, 2001 was a $205,000 asset.


10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, material handling solutions - industrial, and material handling solutions - automotive. The Company's material handling products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels. The material handling solutions - industrial segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The material handling solutions - automotive segment sells engineered material handling systems, mainly conveyors, primarily to end-users in the automotive industry. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of amortization.


     Segment information as of and for the three months ended July 1, 2001 and July 2, 2000, is as follows:



                                                                    THREE MONTHS ENDED JULY 1, 2001
                                                                    -------------------------------
                                                                      SOLUTIONS -      SOLUTIONS -
                                                      PRODUCTS        INDUSTRIAL       AUTOMOTIVE           TOTAL
                                                     -----------      -----------      -----------       -----------
                                                                             (IN THOUSANDS)
     Sales to external customers.................    $   109,618      $    13,622      $    52,665       $   175,905
     Operating income before amortization
        and restructuring charges................         16,478               42             (563)           15,957
     Depreciation and amortization...............          5,127              744            1,376             7,247
     Total assets................................        463,995           64,072          206,764           734,831
     Capital expenditures........................            879              313              117             1,309



















                                                                    THREE MONTHS ENDED JULY 2, 2000
                                                                    -------------------------------
                                                                      SOLUTIONS -      SOLUTIONS -
                                                      PRODUCTS        INDUSTRIAL       AUTOMOTIVE           TOTAL
                                                     -----------      -----------      -----------       -----------
                                                                             (IN THOUSANDS)
     Sales to external customers.................    $   125,196      $    17,513      $    45,669       $   188,378
     Operating income before amortization
        and restructuring charges................         19,618            1,841            2,933            24,392
     Depreciation and amortization...............          5,012              729            1,399             7,140
     Total assets................................        493,176           69,943          197,161           760,280
     Capital expenditures........................          1,915               16               (2)            1,929




     The following schedule provides a reconciliation of operating income before amortization with (loss) income before income taxes:




                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                JULY 1,                JULY 1,
                                                                                  2000                  2000
                                                                                  ----                  ----
                                                                                        (IN THOUSANDS)
        Operating income before amortization............................      $    15,957            $    24,392
        Restructuring charges...........................................           (8,840)                     -
        Amortization of intangibles.....................................           (4,033)                (4,014)
        Interest and debt expense.......................................           (8,576)                (9,281)
        Interest income and other (expense) income......................             (112)                   941
                                                                              ------------           -----------
        (Loss) income before income taxes...............................      $    (5,604)           $    12,038
                                                                              ============           ===========

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:


                                                                         Domestic       Foreign         Elimina-       Consoli-
     (In thousands)                                        Parent      Subsidiaries   Subsidiaries        tions          dated
                                                          -----------------------------------------------------------------------
     AS OF JULY 1, 2001
     Current assets:
      Cash and cash equivalents                           $   2,717      $  (4,096)     $   3,353      $        -      $    1,974
      Trade accounts receivable                              60,111         53,550         20,062               -         133,723
      Unbilled revenues                                           -         41,158              -               -          41,158
      Inventories                                            44,719         37,250         28,989            (974)        109,984
      Other current assets                                    5,471          1,836          3,326               -          10,633
                                                          -----------------------------------------------------------------------
       Total current assets                                 113,018        129,698         55,730            (974)        297,472
     Net property, plant, and equipment                      33,845         31,765         17,673               -          83,283
     Goodwill and other intangibles, net                     38,600        233,698         45,689               -         317,987
     Intercompany                                           167,439       (332,476)       (61,985)        227,022               -
     Other assets                                           227,772        161,325         (2,129)       (350,879)         36,089
                                                          -----------------------------------------------------------------------
       Total assets                                       $ 580,674      $ 224,010      $  54,978      $ (124,831)     $  734,831
                                                          =======================================================================


     Current liabilities                                  $  33,400      $  50,663      $  19,168      $   (3,040)     $  100,191
     Long-term debt, less current portion                   394,941              1          3,652               -         398,594
     Other non-current liabilities                           15,484         14,973          2,699               -          33,156
                                                          -----------------------------------------------------------------------
       Total liabilities                                    443,825         65,637         25,519          (3,040)        531,941

     Shareholders' equity                                   136,849        158,373         29,459        (121,791)        202,890
                                                          -----------------------------------------------------------------------
       Total liabilities and shareholders' equity         $ 580,674      $ 224,010      $  54,978      $ (124,831)     $  734,831
                                                          =======================================================================


     FOR THE THREE MONTHS ENDED JULY 1, 2001
     Net sales                                            $  57,177      $  96,569      $  26,816      $   (4,657)     $  175,905
     Cost of products sold                                   41,149         84,340         20,115          (4,657)        140,947
                                                          -----------------------------------------------------------------------
     Gross profit                                            16,028         12,229          6,701               -          34,958
                                                          -----------------------------------------------------------------------
     Selling, general and administrative expenses             8,195          6,012          4,794               -          19,001
     Restructuring charges                                    8,840              -              -               -           8,840
     Amortization of intangibles                                547          2,886            600               -           4,033
                                                          -----------------------------------------------------------------------
                                                             17,582          8,898          5,394               -          31,874
                                                          -----------------------------------------------------------------------
     (Loss) income from operations                           (1,554)         3,331          1,307               -           3,084
     Interest and debt expense                                8,431              -            145               -           8,576
     Interest income and other (expense) income                (219)            56             51               -            (112)
                                                          -----------------------------------------------------------------------
     (Loss) income before income taxes                      (10,204)         3,387          1,213               -          (5,604)
     Income tax (benefit) expense                            (3,888)         2,459            486               -            (943)
                                                          -----------------------------------------------------------------------
     Net (loss) income                                    $  (6,316)     $     928      $     727      $        -      $   (4,661)
                                                          =======================================================================












                                                                         Domestic       Foreign        Elimina-        Consoli-
      (In thousands)                                        Parent     Subsidiaries   Subsidiaries       tions           dated
                                                          -----------------------------------------------------------------------
     FOR THE THREE MONTHS ENDED JULY 1, 2001
     OPERATING ACTIVITIES:
     Net cash provided by (used in) operating
     activities                                           $   1,492      $  (1,597)     $  (1,146)     $        -      $   (1,251)
                                                          -----------------------------------------------------------------------

     INVESTING ACTIVITIES:
     Purchase of marketable securities, net                    (787)             -              -               -            (787)
     Capital expenditures                                      (741)          (170)          (398)              -          (1,309)
     Other                                                        -           (463)             -               -            (463)
                                                          -----------------------------------------------------------------------
     Net cash used in investing activities                   (1,528)          (633)          (398)              -          (2,559)
                                                          -----------------------------------------------------------------------

     FINANCING ACTIVITIES:
     Net borrowings under revolving line-of-credit
       agreements                                            (6,700)             -            123               -          (6,577)
     Repayment of debt                                         (451)            (1)          (118)              -            (570)
     Dividends paid                                          (1,006)             -              -               -          (1,006)
     Other                                                     (289)             -              -               -            (289)
                                                          -----------------------------------------------------------------------
     Net cash  (used in) provided by financing               (8,446)            (1)             5               -          (8,442)
     activities
     Effect of exchange rate changes on cash                    (18)             -             29               -              11
                                                          -----------------------------------------------------------------------
     Net change in cash and cash equivalents                 (8,500)        (2,231)        (1,510)              -         (12,241)
     Cash and cash equivalents at beginning of period        11,217         (1,865)         4,863               -          14,215
                                                          -----------------------------------------------------------------------
     Cash and cash equivalents at end of period           $   2,717      $  (4,096)     $   3,353      $        -      $    1,974
                                                          =======================================================================




     AS OF JULY 2,  2000
     Current assets:
     Cash and cash equivalents                            $  (1,261)     $     299      $   4,024      $        -      $    3,062
     Trade accounts receivable                               61,550         65,485         25,964               -         152,999
     Unbilled revenues                                            -         21,567              -               -          21,567
     Inventories                                             48,203         38,221         25,137            (879)        110,682
     Other current assets                                     4,025          7,923          4,001               -          15,949
                                                          -----------------------------------------------------------------------
       Total current assets                                 112,517        133,495         59,126            (879)        304,259
     Net property, plant, and equipment                      35,262         31,873         18,965               -          86,100
     Goodwill and other intangibles, net                     40,569        245,230         49,526               -         335,325
     Intercompany                                           195,212       (358,845)       (64,463)        228,096               -
     Other assets                                           225,603        161,656         (1,984)       (350,679)         34,596
                                                          -----------------------------------------------------------------------
       Total assets                                       $ 609,163      $ 213,409      $  61,170      $ (123,462)     $  760,280
                                                          =======================================================================



     Current liabilities                                  $  32,860      $  48,036      $  20,298      $   (1,928)     $   99,266
     Long-term debt, less current portion                   409,755             10          5,877               -         415,642
     Other non-current liabilities                           15,190         18,549          2,797               -          36,536
                                                          -----------------------------------------------------------------------
       Total liabilities                                    457,805         66,595         28,972          (1,928)        551,444

     Shareholders' equity                                   151,358        146,814         32,198        (121,534)        208,836
                                                          -----------------------------------------------------------------------
       Total liabilities and shareholders' equity         $ 609,163      $ 213,409      $  61,170      $ (123,462)     $  760,280
                                                          =======================================================================





                                                                         Domestic       Foreign        Elimina-        Consoli-
     (In thousands)                                        Parent      Subsidiaries   Subsidiaries       tions           dated
                                                          -----------------------------------------------------------------------
     FOR THE THREE MONTHS ENDED JULY 2, 2000
     Net sales                                            $  66,979      $  97,534      $  29,742      $   (5,877)     $  188,378
     Cost of products sold                                   45,737         79,350         21,958          (5,881)        141,164
                                                          -----------------------------------------------------------------------
     Gross profit                                            21,242         18,184          7,784               4          47,214
                                                          -----------------------------------------------------------------------
     Selling, general and administrative expenses             9,747          8,098          4,977               -          22,822
     Amortization of intangibles                                508          2,894            612               -           4,014
                                                          -----------------------------------------------------------------------
                                                             10,255         10,992          5,589               -          26,836
                                                          -----------------------------------------------------------------------
     Income from operations                                  10,987          7,192          2,195               4          20,378
     Interest and debt expense                                9,130              -            151               -           9,281
     Interest and other income                                  773             60            108               -             941
                                                          -----------------------------------------------------------------------
     Income before income taxes                               2,630          7,252          2,152               4          12,038
     Income tax expense                                       1,233          3,852          1,006               1           6,092
                                                          -----------------------------------------------------------------------
     Net income                                           $   1,397      $   3,400      $   1,146      $        3      $    5,946
                                                          =======================================================================


     FOR THE THREE MONTHS ENDED JULY 2, 2000
     OPERATING ACTIVITIES:
     Net cash (used in) provided by  operating
     activities                                           $  (7,060)     $   3,061      $     157      $        -      $   (3,842)
                                                          -----------------------------------------------------------------------

     INVESTING ACTIVITIES:
     Purchase of marketable securities, net                  (1,065)             -              -               -          (1,065)
     Capital expenditures                                      (865)          (794)          (270)              -          (1,929)
     Other                                                        -           (258)             -               -            (258)
                                                          -----------------------------------------------------------------------
     Net cash used in investing activities                   (1,930)        (1,052)          (270)              -          (3,252)
                                                          -----------------------------------------------------------------------

     FINANCING ACTIVITIES:
     Net borrowings under revolving
       line-of-credit agreements                              3,900              -            389               -           4,289
     Repayment of debt                                       (1,135)            (9)           (57)              -          (1,201)
     Dividends paid                                            (999)             -              -               -            (999)
     Other                                                      209              -              -               -             209
                                                          -----------------------------------------------------------------------
     Net cash provided by (used in) financing                 1,975             (9)           332               -           2,298
     activities
     Effect of exchange rate changes on cash                      -              -            276               -             276
                                                          -----------------------------------------------------------------------
     Net change in cash and cash equivalents                 (7,015)         2,000            495               -          (4,520)
     Cash and cash equivalents at beginning of period         5,754         (1,701)         3,529               -           7,582

                                                          -----------------------------------------------------------------------
     Cash and cash equivalents at end of period           $  (1,261)     $     299      $   4,024      $        -      $    3,062
                                                          =======================================================================



12. The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, but tested for impairment. This statement, which will be effective for the Company's fiscal year beginning after April 1, 2002, must be adopted at the beginning of the fiscal year. At the present time, the Company has not determined the impact of adoption.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products that are distributed to industrial, automotive and consumer markets globally; integrated material handling solutions for industrial markets worldwide; and integrated material handling solutions for the automotive markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions segments primarily deal directly with end-users. Material handling solutions - industrial sales are concentrated, domestically and internationally (primarily Europe), in consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Material handling solutions - automotive sales are concentrated, domestically and internationally (primarily North America) in the automotive industry.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000
Net sales in the fiscal 2002 quarter ended July 1, 2001 were $175,905,000, a decrease of $12,473,000 or 6.6% from the fiscal 2001 quarter ended July 2, 2000. Sales in the Products segment were down roughly 12.4% and sales in the Solutions-Industrial segment decreased by 22.2% as a result of the ongoing softness in industrial markets, particularly domestically. The Solutions-Automotive segment had a sales increase of 15.3% as a result of improving contract bookings. Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:


                                  THREE MONTHS ENDED
                                  ------------------
                                JULY 1,         JULY 2,              CHANGE
                                                                     ------
                                 2001            2000          AMOUNT          %
                                 ----            ----          ------       -------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Products                     $   109,618     $   125,196    $   (15,578)      (12.4)
Solutions-Industrial              13,622          17,513         (3,891)      (22.2)
Solutions-Automotive              52,665          45,669          6,996        15.3
                             -----------     -----------    -----------     -------
Consolidated net sales       $   175,905     $   188,378    $   (12,473)       (6.6)
                             ===========     ===========    ===========     =======

The Company's gross profit margins were approximately 19.9% and 25.1% for the fiscal 2002 and 2001 quarters, respectively. The decline in gross profit margin is a combination of decreased volume and a shifting in sales mix to the lower margin solutions segments. The gross profit margin in the Products segment remained stable, considering the effects of a reclassification to cost of goods sold from general and administrative expense, despite lower sales volume. The Solutions-Industrial segment experienced decreased gross profit margins for the fiscal 2002 quarter as a result of decreased volume. Gross profit margins in the Solutions-Automotive segment were lower for the first quarter of 2002 compared to the same period in the prior year due to continuing competitive pressures and installation/staffing issues with respect to a series of contracts at a particular site.

Selling expenses were $11,634,000 and $12,482,000 in the fiscal 2002 and 2001 quarters, respectively. As a percentage of consolidated net sales, selling expenses were 6.6% for both the fiscal 2002 and 2001 quarters. The reduction is due to cost control efforts and decreased volume in the Products segment.

General and administrative expenses were $7,367,000, and $10,340,000 in the fiscal 2002 and 2001 quarters, respectively. As a percentage of consolidated net sales, general and administrative expenses were 4.2% and 5.5% in the fiscal 2002 and 2001 quarters, respectively. The decrease is the result of a reclassification to cost of goods sold from general and administrative expense and lower product liability expense recorded by the Company's captive insurance company. This decreased product liability expense is the result of and offset by the lower investment income shown on the interest income and other (expense) income line.

Amortization of intangibles was $4,033,000 and $4,014,000 in the fiscal 2002 and 2001 quarters, respectively.

In conjunction with the continuation of its strategic integration process, the Company incurred restructuring charges of $8,840,000 as a result of its decision to close the Forrest City, Arkansas plant during the first quarter of fiscal 2002. The charges consist mainly of lease termination and employee separation costs.

Income from operations decreased $17,294,000 or 84.9% in the fiscal 2002 quarter, compared to the fiscal 2001 quarter. This is based on income from operations of $3,084,000 and $20,378,000 or 1.8% and 10.8% of consolidated net sales for the fiscal 2002 and 2001 quarters, respectively.

Interest and debt expense was $8,576,000, and $9,281,000 in the fiscal 2002 and 2001 quarters, respectively. The fiscal 2002 decrease is the result of a combination of decreasing debt levels and interest rates. As a percentage of consolidated net sales, interest and debt expense was 4.9% for both the fiscal 2002 and 2001 quarters.

Interest income and other (expense) income was ($112,000) and $941,000 in the fiscal 2002 and 2001 quarters, respectively. The decrease in the current year fiscal quarter is the result of lower investment earnings on assets in the Company's captive insurance company.

Income taxes as a percentage of (loss) income before income taxes were (16.8)% and 50.6% in the fiscal 2002 and 2001 quarters, respectively. The percentages differ from the U.S. statutory rate as a result of the effect of nondeductible amortization of goodwill resulting from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility provides availability up to $225 million, due March 31, 2003, against which $195.3 million was outstanding at July 1, 2001. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 250 basis points at July 31, 2001. The Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

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

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection the Company entered into an interest rate swap agreement in June of 2001, to effectively convert $40 million of variable-rate debt to fixed-rate debt. The $40 million interest rate swap agreement matures in June 2003.

The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations, budgeted capital expenditures, and business acquisitions for the next twelve months.

Net cash used by operating activities was $1,251,000 for the three months ended July 1, 2001 compared to $3,842,000 for the three months ended July 2, 2000. The $2,591,000 difference is due to the current loss from operations offset by changes in net working capital components.

Net cash used in investing activities decreased to $2,559,000 for the three months ended July 1, 2001 from $3,252,000 for the three months ended July 2, 2000.

Net cash used in provided by financing activities was $8,442,000 for the three months ended July 1, 2001 compared to net cash provided by financing activities of $2,298,000 for the three months ended July 2, 2000. The $10,740,000 decrease is primarily the result of excess cash from year-end used to pay down debt.

CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended July 1, 2001 and July 2, 2000 were $1,309,000 and $1,929,000, respectively.


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


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, but tested for impairment. This statement, which will be effective for the Company's fiscal year beginning after April 1, 2002, must be adopted at the beginning of the fiscal year. At the present time, the Company has not determined the impact of adoption.

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

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 10.1     Columbus McKinnon  Corporation  Corporate  Incentive
                            Plan.


           There are no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COLUMBUS MCKINNON CORPORATION
                                          -----------------------------
                                          (Registrant)






Date: AUGUST 15, 2001                     /S/ ROBERT L. MONTGOMERY, JR.
      ---------------                     ---------------------------------
                                          Robert L. Montgomery, Jr.
                                          Executive Vice President and
                                             Chief Financial Officer (Principal
                                             Financial Officer)