Form 10-Q
period 2001-12-30
COLUMBUS MCKINNON CORP; YALE INDUSTRIAL PRODUCTS INC; AUTOMATIC SYSTEMS INC; LICO STEEL INC
filed 2002-02-13
CIK 1005229, 1062624, 1062623, 1062622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended December 30, 2001
                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of January 31, 2002 was:
14,895,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                DECEMBER 30, 2001


                                                                          PAGE #
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              December 30, 2001 and March 31, 2001                           2

           Condensed  consolidated  statements of income and retained earnings - Three months and nine months ended
              December 30, 2001 and December 31, 2000                        3

           Condensed consolidated statements of cash flows -
              Nine months ended December 30, 2001 and December 31, 2000      4

           Condensed  consolidated  statements of  comprehensive
              income - Three months and nine months ended
              December 30, 2001 and December 31, 2000                        5

           Notes to condensed consolidated financial statements -
              December 30, 2001                                              6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                       14


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                        20

Item 2.    Changes in Securities - none.                                    20

Item 3.    Defaults upon Senior Securities - none.                          20

Item 4.    Submission of Matters to a Vote of Security Holders - none.      20

Item 5.    Other Information                                                20

Item 6.    Exhibits and Reports on Form 8-K                                 20

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)


                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               DECEMBER 30,       MARCH 31,
                                                                                   2001              2001
                                                                                ----------        ----------
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $        -        $   14,015
      Trade accounts receivable                                                    117,650           140,234
      Unbilled revenues                                                             17,394            26,813
      Inventories                                                                  101,093           113,218
      Net assets held for sale                                                           3             4,270
      Prepaid expenses                                                               7,357             5,655
                                                                                ----------        ----------
Total current assets                                                               243,497           304,205
Property, plant, and equipment, net                                                 79,593            85,272
Goodwill and other intangibles, net                                                309,950           322,196
Marketable securities                                                               23,992            22,326
Deferred taxes on income                                                             5,589             5,696
Other assets                                                                         5,898             7,318
                                                                                ----------        ----------
Total assets                                                                    $  668,519        $  747,013
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    3,367        $    3,012
      Trade accounts payable                                                        38,339            44,936
      Excess billings                                                                3,379             1,623
      Accrued liabilities                                                           42,662            48,465
      Current portion of long-term debt                                                873             3,092
                                                                                 ---------        ----------
Total current liabilities                                                           88,620           101,128
Senior debt, less current portion                                                  147,568           204,326
Subordinated debt                                                                  199,668           199,628
Other non-current liabilities                                                       31,929            34,067
                                                                                ----------        ----------
Total liabilities                                                                  467,785           539,149
                                                                                ----------        ----------
Shareholders' equity
      Common stock                                                                     149               149
      Additional paid-in capital                                                   105,311           105,418
      Retained earnings                                                            116,705           124,806
      ESOP debt guarantee                                                           (7,017)           (7,527)
      Unearned restricted stock                                                       (712)             (955)
      Total accumulated other comprehensive loss                                   (13,702)          (14,027)
                                                                                ----------        ----------
Total shareholders' equity                                                         200,734           207,864
                                                                                ----------        ----------
Total liabilities and shareholders' equity                                      $  668,519        $  747,013
                                                                                ==========        ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       ------------------                  -----------------
                                                 DECEMBER 30,      DECEMBER 31,      DECEMBER 30,      DECEMBER 31,
                                                     2001              2000              2001              2000
                                                     ----              ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                         $   137,747       $   175,078       $   485,229       $   552,450
Cost of products sold                                 105,759           135,544           385,309           420,712
                                                  -----------       -----------       -----------       -----------
Gross profit                                           31,988            39,534            99,920           131,738
                                                  -----------       -----------       -----------       -----------

Selling expenses                                       10,915            12,523            33,996            37,337
General and administrative expenses                     7,857             9,325            23,640            29,626
Restructuring charges                                      (6)                -             9,561                 -
Amortization of intangibles                             3,994             4,014            12,040            12,045
                                                  -----------       -----------       -----------       -----------
                                                       22,760            25,862            79,237            79,008
                                                  -----------       -----------       -----------       -----------

Income from operations                                  9,228            13,672            20,683            52,730
Interest and debt expense                               7,112             9,815            23,913            28,806
Interest and other (expense) income                       (77)              524              (158)            2,136
                                                  ------------      -----------       ------------      -----------
Income (loss) before income taxes                       2,039             4,381            (3,388)           26,060
Income tax expense                                      2,131             3,085             2,697            14,430
                                                  -----------       -----------       -----------       -----------
Net (loss) income                                         (92)            1,296            (6,085)           11,630
Retained earnings - beginning of period               116,797           121,915           124,806           113,582
Cash dividends of $0.00, $0.07, $0.14 and
   $0.21 per share                                          -            (1,003)           (2,016)           (3,004)
                                                  -----------       -----------       -----------       -----------
Retained earnings - end of period                 $   116,705       $   122,208       $   116,705       $   122,208
                                                  ===========       ===========       ===========       ===========

Earnings (loss) per share
              data, basic and diluted                  $(0.01)            $0.09            $(0.42)            $0.81
                                                       ======             =====            ======             =====




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                     -----------------
                                                                               DECEMBER 30,      DECEMBER 31,
                                                                                   2001              2000
                                                                                ----------        ----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income                                                               $   (6,085)       $   11,630
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                  21,648            21,317
     Deferred income taxes                                                           1,398              (422)
     Other                                                                           1,099               939
     Changes in operating assets and liabilities:
           Trade accounts receivable                                                22,378               (41)
           Unbilled revenues and excess billings                                    11,175           (15,109)
           Inventories                                                              12,106           (10,247)
           Prepaid expenses                                                         (1,705)             (475)
           Other assets                                                                101              (793)
           Trade accounts payable                                                   (6,556)           (8,767)
           Accrued and non-current liabilities                                      (8,000)            1,952
                                                                                -----------       ----------
Net cash provided by (used in) operating activities                                 47,559               (16)
                                                                                ----------        -----------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                                              (1,240)           (2,143)
Capital expenditures                                                                (4,046)           (9,065)
Net assets held for sale                                                             4,267             1,507
                                                                                ----------        ----------
Net cash used in investing activities                                               (1,019)           (9,701)
                                                                                ----------        ----------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving line-of-credit agreements                (55,857)           16,193
Repayment of debt                                                                   (2,799)           (3,231)
Dividends paid                                                                      (2,016)           (3,004)
Reduction of ESOP debt guarantee                                                       510               625
Other                                                                                 (489)             (375)
                                                                                ----------        -----------
Net cash (used in) provided by financing activities                                (60,651)           10,208
Effect of exchange rate changes on cash                                               (104)           (1,443)
                                                                                -----------       ----------
Net decrease in cash and cash equivalents                                          (14,215)             (952)
Cash and cash equivalents at beginning of period                                    14,215             7,582
                                                                                ----------        ----------
Cash and cash equivalents at end of period                                      $        -        $    6,630
                                                                                ==========        ==========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------                -----------------
                                                     DECEMBER 30,     DECEMBER 31,     DECEMBER 30,    DECEMBER 31,
                                                         2001             2000             2001            2000
                                                         ----             ----             ----            ----
                                                                             (IN THOUSANDS)

Net (loss) income                                     $      (92)      $    1,296       $   (6,085)      $   11,630
                                                      ----------       ----------       ----------       ----------
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments               (1,399)           1,585              493           (1,669)
   Unrealized loss on derivatives
     qualifying as hedges                                    (22)               -             (594)               -
   Unrealized gains (losses) on investments:
     Unrealized holding gains (losses) arising
       during the period                                   1,677           (1,492)           1,426           (3,104)
     Less:  reclassification adjustment for
       (gains) losses included in net income                 362             (335)           1,000           (1,192)
                                                      ----------       ----------       ----------       ----------
                                                           1,315           (1,157)             426           (1,912)
                                                      ----------       ----------       ----------       ----------
Total other comprehensive (loss) income                     (106)             428              325           (3,581)
                                                      ----------       ----------       ----------       ----------
Comprehensive (loss) income                           $     (198)      $    1,724       $   (5,760)      $    8,049
                                                      ==========       ==========       ==========       ==========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 30, 2001, and the results of its operations and its cash flows for the three and nine-month periods ended December 30, 2001 and December 31, 2000, have been included. Results for the period ended December 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2001.


     The Company is a broad-line designer, manufacturer and supplier of sophisticated material handling products that are widely distributed to industrial, automotive, and consumer markets globally; integrated material handling solutions for industrial markets; and integrated material handling solutions for automotive markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions industrial businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets. The Company's integrated material handling solutions automotive business primarily deals with end users and sales are concentrated domestically and internationally (primarily North America), in the automotive industry.



2.   Inventories consisted of the following:
                                                  DECEMBER 30,     MARCH 31,
                                                      2001            2001
                                                   ----------      ----------
     At cost - FIFO basis:
        Raw materials..........................    $   55,345      $   60,908
        Work-in-process........................        15,870          17,110
        Finished goods.........................        37,632          41,850
                                                   ----------      ----------
                                                      108,847         119,868
     LIFO cost less than FIFO cost.............        (7,754)         (6,650)
                                                   ----------      ----------
     Net inventories   ........................    $  101,093      $  113,218
                                                   ==========      ==========

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

3. Property, plant, and equipment is net of $75,221 and $65,613 of accumulated depreciation at December 30, 2001 and March 31, 2001, respectively.

4. Goodwill and other intangibles is net of $74,279 and $62,239 of accumulated amortization at December 30, 2001 and March 31, 2001, respectively.

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

6. The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair value of $183,000, which is less than its carrying amount of $199,668.

7. The following table sets forth the computation of basic and diluted earnings per share:


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            ------------------                -----------------
                                                       DECEMBER 30,    DECEMBER 31,      DECEMBER 30,    DECEMBER 31,
                                                           2001            2000              2001            2000
                                                           ----            ----              ----            ----
     Numerator for basic and diluted earnings per share:
       Net income                                        $    (92)       $  1,296          $ (6,085)       $ 11,630
                                                         ========        ========          ========        ========

     Denominators:
       Weighted-average common stock outstanding -
           denominator for basic EPS                       14,423          14,326            14,407          14,307

       Effect of dilutive employee stock options                -               -                 -               -
                                                         --------        --------          --------        --------
       Adjusted weighted-average common stock
          outstanding and assumed conversions -
          denominator for diluted EPS                      14,423          14,326            14,407          14,307
                                                         ========        ========          ========        ========




8. Income tax expense for the three and nine-month periods ended December 30, 2001 and December 31, 2000, respectively, exceeds the customary relationship between income tax expense and income (loss) before income taxes due to nondeductible amortization of goodwill of $3,075, $3,097, $9,227, and $9,268, respectively.


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

     In order to provide interest rate risk protection, the Company entered into an interest rate swap agreement in June of 2001 to effectively convert $40 million of variable-rate debt to fixed-rate debt. The $40 million interest rate swap agreement matures in June 2003. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive (loss) income, net of tax.

     The June 2001 interest rate swap is the only derivative instrument held by the Company, as such there is no impact on the adoption of SFAS No. 133 at April 1, 2001. The net impact of the derivative instrument was a decrease to other comprehensive income of $22 and $594 for the three and nine-month periods ended December 30, 2001, respectively. The fair value of the derivative at December 30, 2001 was a $990 liability.

10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has three reportable segments: material handling products, material handling solutions - industrial, and material handling solutions - automotive. The Company's products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels. The solutions - industrial segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The solutions - automotive segment sells engineered material handling systems, mainly conveyors, primarily to end-users in the automotive industry. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of amortization.

     Segment information as of and for the nine months ended December 30, 2001 and December 31, 2000, is as follows:

                                                                  NINE MONTHS ENDED DECEMBER 30, 2001
                                                                  -----------------------------------
                                                                      SOLUTIONS -      SOLUTIONS -
                                                      PRODUCTS        INDUSTRIAL       AUTOMOTIVE          TOTAL
                                                     -----------      -----------      -----------      -----------
     Sales to external customers.................... $   308,359      $    42,450      $   134,420      $   485,229
     Operating income (loss) before amortization
        and restructuring charges...................      41,152            1,051               81           42,284
     Depreciation and amortization..................      15,276            2,245            4,127           21,648
     Total assets...................................     433,050           66,323          169,146          668,519
     Capital expenditures...........................       3,229              737               80            4,046









                                                                  NINE MONTHS ENDED DECEMBER 31, 2000
                                                                  -----------------------------------
                                                                      SOLUTIONS -      SOLUTIONS -
                                                      PRODUCTS        INDUSTRIAL       AUTOMOTIVE           TOTAL
                                                     -----------      -----------      -----------       -----------
     Sales to external customers.................... $   359,408      $    51,348      $   141,694      $   552,450
     Operating income before amortization
        and restructuring charges...................      53,083            4,070            7,622           64,775
     Depreciation and amortization..................      15,005            2,098            4,214           21,317
     Total assets...................................     490,437           69,388          212,468          772,293
     Capital expenditures...........................       8,708              336               21            9,065



     The following schedule provides a reconciliation of operating income before amortization with (loss) income before income taxes:

                                                                                    NINE MONTHS ENDED
                                                                                    -----------------
                                                                             DECEMBER 30,         DECEMBER 31,
                                                                                 2001                 2000
                                                                                 ----                 ----
        Operating income before amortization and
           restructuring charges.....................................         $    42,284          $    64,775
        Restructuring charges........................................              (9,561)                   -
        Amortization of intangibles..................................             (12,040)             (12,045)
        Interest and debt expense....................................             (23,913)             (28,806)
        Interest income and other (expense) income...................                (158)               2,136
                                                                              -----------          -----------
        (Loss) income before income taxes............................         $    (3,388)         $    26,060
                                                                              ===========          ===========

11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:

                                                                  Domestic      Foreign       Elimina-     Consoli-
                                                     Parent     Subsidiaries  Subsidiaries      tions        dated
                                                   ------------------------------------------------------------------
AS OF DECEMBER 30, 2001
Current assets:
 Cash and cash equivalents                         $   (1,421)   $   (1,418)   $    2,839    $        -    $        -
 Trade accounts receivable                             53,141        41,383        23,126             -       117,650
 Unbilled revenues                                          -        17,394             -             -        17,394
 Inventories                                           44,959        29,526        27,583          (975)      101,093
 Other current assets                                   5,013        (1,763)        4,110             -         7,360
                                                   ------------------------------------------------------------------
  Total current assets                                101,692        85,122        57,658          (975)      243,497
 Property, plant, and equipment, net                   33,802        28,553        17,238             -        79,593
 Goodwill and other intangibles, net                   37,041       227,977        44,932             -       309,950
 Intercompany                                         131,637      (298,498)      (58,648)      225,509             -
 Other assets                                         226,372       161,046        (1,020)     (350,919)       35,479
                                                   ------------------------------------------------------------------
  Total assets                                     $  530,544    $  204,200    $   60,160    $ (126,385)   $  668,519
                                                   ==================================================================


Current liabilities                                $   36,180    $  32,520     $   24,473    $   (4,553)   $   88,620
 Long-term debt, less current portion                 345,468            1          1,767             -       347,236
 Other non-current liabilities                         15,580       13,443          2,906             -        31,929
                                                   ------------------------------------------------------------------
  Total liabilities                                   397,228       45,964         29,146        (4,553)      467,785

Shareholders' equity                                  133,316      158,236         31,014      (121,832)      200,734
                                                   ------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  530,544    $ 204,200     $   60,160    $ (126,385)   $  668,519
                                                   ==================================================================


FOR THE NINE MONTHS ENDED DECEMBER 30, 2001
Net sales                                          $  165,613    $ 255,990     $   79,610    $  (15,984)   $  485,229
Cost of products sold                                 118,926      222,578         59,788       (15,983)      385,309
                                                   ------------------------------------------------------------------
Gross profit                                           46,687       33,412         19,822            (1)       99,920
                                                   ------------------------------------------------------------------
Selling, general and administrative expenses           24,970       18,111         14,555             -        57,636
Restructuring charges                                   9,561            -              -             -         9,561
Amortization of intangibles                             1,621        8,607          1,812             -        12,040
                                                   ------------------------------------------------------------------
                                                       36,152       26,718         16,367             -        79,237
                                                   ------------------------------------------------------------------
Income from operations                                 10,535        6,694          3,455            (1)       20,683
Interest and debt expense                              23,503            7            403             -        23,913
Interest income and other (expense) income               (517)         171            188             -          (158)
                                                   ------------------------------------------------------------------
(Loss) income before income taxes                     (13,485)       6,858          3,240            (1)       (3,388)
Income tax (benefit) expense                           (5,060)       6,067          1,690             -         2,697
                                                   ------------------------------------------------------------------
Net (loss) income                                  $   (8,425)   $     791     $    1,550    $       (1)   $   (6,085)
                                                   ==================================================================






                                                                  Domestic      Foreign       Elimina-     Consoli-
                                                     Parent     Subsidiaries  Subsidiaries      tions        dated
                                                   ------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 30, 2001
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $   51,275    $   (4,605)   $    1,822    $     (933)   $   47,559
                                                   ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                 (1,240)            -             -             -        (1,240)
Capital expenditures                                   (3,759)          786        (1,073)            -        (4,046)
Other                                                       -         4,267             -             -         4,267
                                                   ------------------------------------------------------------------
Net cash used in investing activities                  (4,999)        5,053        (1,073)            -        (1,019)
                                                   ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit
   agreements                                         (56,200)            -           343             -       (55,857)
Repayment of debt                                        (703)           (1)       (2,095)            -        (2,799)
Dividends paid                                         (2,016)            -          (933)          933        (2,016)
Other                                                      21             -             -             -            21
                                                   ------------------------------------------------------------------
Net cash  (used in) provided by financing
   activities                                         (58,898)           (1)       (2,685)          933       (60,651)
Effect of exchange rate changes on cash                   (16)            -           (88)            -          (104)
                                                   ------------------------------------------------------------------
Net change in cash and cash equivalents               (12,638)          447        (2,024)            -       (14,215)
Cash and cash equivalents at beginning of period       11,217        (1,865)        4,863             -        14,215
                                                   ------------------------------------------------------------------
Cash and cash equivalents at end of period         $   (1,421)   $   (1,418)   $    2,839    $        -    $        -
                                                   ==================================================================


AS OF DECEMBER 31, 2000
Current assets:
 Cash and cash equivalents                         $    3,261    $      180    $    3,189    $        -    $    6,630
 Trade accounts receivable                             63,211        55,962        24,269             -       143,442
 Unbilled revenues                                          -        40,158             -             -        40,158
 Inventories                                           51,163        38,591        29,659          (875)      118,538
 Other current assets                                   3,634         6,899         3,888             -        14,421
                                                   ------------------------------------------------------------------
  Total current assets                                121,269       141,790        61,005          (875)      323,189
 Property, plant, and equipment, net                   34,984        33,543        18,563             -        87,090
 Goodwill and other intangibles, net                   39,436       239,439        48,064             -       326,939
 Intercompany                                         189,178      (351,042)      (65,170)      227,034             -
 Other assets                                         226,721       160,960        (1,927)     (350,679)       35,075
                                                   ------------------------------------------------------------------
  Total assets                                     $ 611,588     $  224,690    $   60,535    $ (124,520)   $  772,293
                                                   ==================================================================


Current liabilities                                $   27,041    $   54,251    $   21,443    $   (2,988)   $   99,747
 Long-term debt, less current portion                 420,586             4         4,172             -       424,762
 Other non-current liabilities                         16,490        18,474         2,840             -        37,804
                                                   ------------------------------------------------------------------
  Total liabilities                                   464,117        72,729        28,455        (2,988)      562,313

Shareholders' equity                                  147,471       151,961        32,080      (121,532)      209,980
                                                   ------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  611,588     $ 224,690     $  60,535    $ (124,520)   $  772,293
                                                   ==================================================================






                                                                   Domestic       Foreign     Elimina-     Consoli-
                                                       Parent   Subsidiaries  Subsidiaries      tions        dated
                                                   ------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
Net sales                                          $  189,191    $  291,103    $   89,518    $  (17,362)   $  552,450
Cost of products sold                                 130,965       239,826        67,291       (17,370)      420,712
                                                   ------------------------------------------------------------------
Gross profit                                           58,226        51,277        22,227             8       131,738
                                                   ------------------------------------------------------------------
Selling, general and administrative expenses           28,684        23,706        14,573             -        66,963
Amortization of intangibles                             1,529         8,696         1,820             -        12,045
                                                   ------------------------------------------------------------------
                                                       30,213        32,402        16,393             -        79,008
                                                   ------------------------------------------------------------------
Income from operations                                 28,013        18,875         5,834             8        52,730
Interest and debt expense                              28,329            43           434             -        28,806
Interest and other income                               1,764           214           158             -         2,136
                                                   ------------------------------------------------------------------
Income before income taxes                              1,448        19,046         5,558             8        26,060
Income tax expense                                      1,358        10,499         2,570             3        14,430
                                                   ------------------------------------------------------------------
Net income                                         $       90    $    8,547    $    2,988    $        5    $   11,630
                                                   ==================================================================



FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
OPERATING ACTIVITIES:
Net cash (used in) provided by  operating
   activities                                      $   (7,750)   $    5,169    $    3,637    $   (1,072)   $      (16)
                                                   ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                 (2,143)            -             -             -        (2,143)
Capital expenditures                                   (3,416)       (4,775)         (874)            -        (9,065)
Other                                                       -         1,507             -             -         1,507
                                                   ------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (5,559)       (3,268)         (874)            -        (9,701)
                                                   ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
   line-of-credit agreements                           15,000             -         1,193             -        16,193
Repayment of debt                                      (1,430)          (20)       (1,781)            -        (3,231)
Dividends paid                                         (3,004)            -        (1,072)        1,072        (3,004)
Other                                                     250             -             -             -           250
                                                   ------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                          10,816           (20)       (1,660)        1,072        10,208
Effect of exchange rate changes on cash                     -             -        (1,443)            -        (1,443)
                                                   ------------------------------------------------------------------
Net change in cash and cash equivalents                (2,493)        1,881          (340)            -          (952)
Cash and cash equivalents at beginning of period        5,754        (1,701)        3,529             -         7,582
                                                   ------------------------------------------------------------------
Cash and cash equivalents at end of period         $    3,261    $      180    $    3,189    $        -    $    6,630
                                                   ==================================================================



12. The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" in June 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The adoption of this Statement did not have an impact on the consolidated financial statements.

     The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. This statement, which will be effective for the Company's fiscal year beginning on April 1, 2002, must be adopted at the beginning of the fiscal year. The Company is currently assessing the Statement and the impact that the requirement to assess impairment upon adoption will have on our consolidated financial statements. Upon Adoption, the Company will stop amortizing goodwill which, based upon current levels of goodwill, would reduce amortization expense by approximately $16 million on an annual basis.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement, which is effective for the Company's fiscal year beginning April 1, 2003, may be adopted as of April 1, 2002. The Company is currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, does change the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. The Company is currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (AMOUNTS IN THOUSANDS)

The Company is a broad-line designer, manufacturer, and supplier of sophisticated material handling products that are distributed to industrial, automotive and consumer markets globally; integrated material handling solutions for industrial markets worldwide; and integrated material handling solutions for automotive markets. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers ("OEMs"), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers, and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions segments primarily deal directly with end-users. Material handling solutions - industrial sales are concentrated, domestically and internationally (primarily Europe), in consumer products manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Material handling solutions - automotive sales are concentrated, domestically and internationally (primarily North America) in the automotive industry.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
Net sales in the fiscal 2002 quarter ended December 30, 2001 were $137,747, a decrease of $37,331 or 21.3% from the fiscal 2001 quarter ended December 31, 2000. Net sales for the nine months ended December 30, 2001 were $485,229, a decrease of $67,221 or 12.2% from the nine months ended December 31, 2000. Sales in the Products segment decreased by $16,651 or 14.8% from the previous year's quarter and $51,049 or 14.2% for the nine months ended December 30, 2001 in comparison to the prior year period due to continued softness in all industrial markets (particularly domestically). Sales in the Solutions-Industrial segment decreased 9.8% or $1,607 for the quarter and 17.3% or $8,898 for the nine months ended December 30, 2001 when compared to the same periods in the prior year due to weak industrial markets. The Solutions-Automotive segment had a sales decrease of 41.1% or $19,073 for the quarter and 5.1% or $7,274 for the nine months ended December 30, 2001 when compared to the respective periods in the prior year as a result of softening automotive capital spending.

Sales in the individual segments were as follows:



                                     THREE MONTHS ENDED                               NINE MONTHS ENDED
                                     ------------------                               -----------------
                       DEC. 30,    DEC. 31,             CHANGE          DEC. 30,    DEC. 31,            CHANGE
                                                        ------                                          ------
                         2001        2000         AMOUNT       %          2001        2000        AMOUNT       %
                         ----        ----         ------       -          ----        ----        ------       -
Products               $  95,591   $ 112,242     $ (16,651)  (14.8)     $ 308,359   $ 359,408    $ (51,049)  (14.2)
Solutions-Industrial      14,815      16,422        (1,607)   (9.8)        42,450      51,348       (8,898)  (17.3)
Solutions-Automotive      27,341      46,414       (19,073)  (41.1)       134,420     141,694       (7,274)   (5.1)
                       ---------   ---------     ---------              ---------   ---------    ---------
    Net sales          $ 137,747   $ 175,078     $ (37,331)  (21.3)     $ 485,229   $ 552,450    $ (67,221)  (12.2)
                       =========   =========     =========              =========   =========    =========


The Company's gross profit margins were 23.2%, 22.6%, 20.6%, and 23.8% for the fiscal 2002 and 2001 quarters and the nine-month periods ended December 30, 2001 and December 31, 2000, respectively. The increase in the current quarter margin and decrease in the nine-month period margin relative to the respective periods in the prior year is the result of sales volume mix between the higher margin products segment and the lower margin solutions segments. The gross profit margin in the Products segment was maintained for the quarter ended December 30, 2001 when compared to prior year despite decreasing sales volume as a result of the impact of cost containment measures and strategic initiatives. The gross profit margin in the Products segment for the nine-month period ended December 30, 2001 decreased from the respective period in the prior year as a result of decreased production and sales volume and the effects of a reclassification to cost of goods sold from general and administrative expense, offset somewhat by cost control measures. The Solutions-Industrial segment experienced a decrease in margin for the current quarter and nine-month period when compared to the respective periods in the prior year as a result of decreased volume. Gross margins in the Solutions-Automotive segment were lower for the quarter and nine-month period ended December 30, 2001 due to continuing competitive pressures and installation/staffing issues with respect to a series of contracts at a particular site.

Selling expenses were $10,915,  $12,523, $33,996, and $37,337 in the fiscal 2002 and 2001 quarters and the nine-month periods then ended, respectively. As a percentage of consolidated net sales, selling expenses were 7.9%, 7.2%, 7.0%, and 6.8% in the fiscal 2001 and 2000 quarters and the nine-month periods then ended, respectively. The reduced expenses are the result of cost control measures and decreased volume in the Products segment.

General and administrative expenses were $7,857, $9,325, $23,640, and $29,626 in the fiscal 2002 and 2001 quarters and the nine-month periods then ended, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.7%, 5.3%, 4.9% and 5.4% in the fiscal 2002 and 2001 quarters and the nine-month periods then ended, respectively. The decrease is the result of a reclassification to costs of goods sold from general and administrative expense, cost control measures, and lower product liability expense recorded by the Company's captive insurance company.

In conjunction with the continuation of its strategic integration process, the Company incurred restructuring charges of $9,561 in the fiscal 2002 nine-month period ended December 30, 2001. The charges consist of costs associated with the closure of the Lister Bolt and Chain Division manufacturing facility in Richmond, British Columbia, Canada and the Forrest City, Arkansas plant. The costs are mainly comprised of property resolution and employee separation costs.

Amortization of intangibles was $3,994, $4,014, $12,040, and $12,045 in the fiscal 2002 and 2001 quarters and the nine months then ended, respectively.

Interest and debt expense was $7,112, $9,815, $23,913, and $28,806 in the fiscal 2002 and 2001 quarters and the nine-month periods then ended, respectively. The fiscal 2002 decrease is the result of the significant reduction in debt and decreased interest rates. As a percentage of consolidated net sales, interest and debt expense was 5.2%, 5.6%, 4.9%, and 5.2% in the fiscal 2002 and 2001 quarters and the nine-month periods then ended, respectively.

Interest and other (expense) income was $(77), $524, $(158), and $2,136 in the fiscal 2002 and 2001 quarters and the nine-month periods then ended, respectively. The decrease in the current year fiscal quarter and year to date results as compared to the respective periods in the prior year is due to lower investment earnings on assets in the Company's captive insurance company.

Income taxes as a percentage of income (loss) before income taxes were 104.5%, 70.4%, (79.6)%, and 55.4% in the fiscal 2002 and 2001 quarters and the nine-month periods then ended, respectively. The percentages reflect the effect of nondeductible amortization of goodwill resulting from acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility provides availability up to $225 million, due March 31, 2003, against which $145.8 million was outstanding at December 30, 2001. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 325 basis points at February 12, 2002. The Revolving Credit Facility is secured by all equipment, inventory, receivables, certain real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199,468, net of original issue discount of $532 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1,902 of proceeds from rate hedging in advance of the placement. Provisions of the 8 1/2% Notes include, without limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain domestic subsidiaries and are not subject to any sinking fund requirements.

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

The Company believes that its cash flows and borrowing capacity under its revolving credit facility are sufficient to fund its ongoing operations and budgeted capital expenditures. The Company was in violation of certain financial covenants as of December 30, 2001 and has obtained a waiver of the violations along with an amendment, which modifies some of these covenants prospectively. The Company expects to be compliant with the amended covenants and to renegotiate its credit facility by June 30, 2002.

Net cash provided by operating activities was $47,559 for the nine months ended December 30, 2001 compared to net cash used in operating activities of $16 for the nine months ended December 31, 2000. The difference of $47,575 is due to changes in net working capital components offset by the current year loss from operations.

Net cash used in investing activities decreased to $1,019 for the nine months ended December 30, 2001 from $9,701 for the nine months ended December 31, 2000. The $8,682 difference is primarily the result of the purchase of property and a building in fiscal 2001 of a previously leased facility and proceeds received from the sale of net assets held for sale.

Net cash used in financing activities was $60,651 for the nine months ended December 30, 2001 compared to net cash provided by financing activities of $10,208 for the nine months ended December 31, 2000. The $70,859 change is the result of debt payments made from funds freed from working capital during the year and excess cash on hand at the end of fiscal 2001.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 30, 2001 and December 31, 2000 were $4,046 and $9,065, respectively. The decrease from fiscal 2001 is due to the purchase of property and a building in fiscal 2001 of a previously leased facility.


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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations" in June 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The adoption of this Statement did not have an impact on the consolidated financial statements.

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. This statement, which will be effective for the Company's fiscal year beginning on April 1, 2002, must be adopted at the beginning of the fiscal year. The Company is currently assessing the Statement and the impact that the requirement to assess impairment upon adoption will have on the consolidated financial statements. Upon Adoption, the Company will stop amortizing goodwill which, based upon current levels of goodwill, would reduce amortization expense by approximately $16 million on an annual basis.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement, which is effective for the Company's fiscal year beginning April 1, 2003, may be adopted as of April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, does change the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

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

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information

           The Company has entered into a consulting agreement with the Chairman of the Board (Exhibit 10.3).

Item 6.    Exhibits and Reports on Form 8-K.

           Exhibit 10.1 Eighth Amendment, dated as of November 21, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

           Exhibit 10.2 Ninth Amendment, dated as of February 12, 2002, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

           Exhibit 10.3     Consulting   Agreement  as   entered   into  between
                            Columbus McKinnon Corporation and the Chairman of the Board.


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






Date: FEBRUARY 13, 2002                    /S/ ROBERT L. MONTGOMERY, JR.
      -----------------                    -----------------------------
                                           Robert L. Montgomery, Jr.
                                           Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial Officer)