Form 10-K
period 2002-03-31
COLUMBUS MCKINNON CORP
filed 2002-06-12
CIK 1005229

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 2002

                         Commission file number 0-27618

                                -----------------

                          COLUMBUS McKINNON CORPORATION
             (Exact name of Registrant as specified in its charter)

       New York                                        16-0547600
 (State of Incorporation)                (I.R.S. Employer Identification Number)


                         140 John James Audubon Parkway
                          Amherst, New York 14228-1197
          (Address of principal executive offices, including zip code)

                                 (716) 689-5400
              (Registrant's telephone number, including area code)

                                -----------------

                Securities pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, $0.01 Par Value (and rights attached thereto)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2002 was $115,345,490.

         The number of shares of the Registrant's common stock outstanding as of May 31, 2002 was: 14,895,172 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year ended March 31, 2002 are incorporated by reference into
Part III of this report.

                          COLUMBUS McKINNON CORPORATION
                         2002 Annual Report on Form 10-K

      This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to the our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results." We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward looking statements may not actually occur.

                                     PART I

Item 1.           Business.
-------           ---------

General

      We are a leading manufacturer and marketer of hoists, cranes, chain and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the domestic market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our brand names, including CM, Coffing, Duff-Norton, Shaw-Box and Yale, are among the most recognized and well-respected in our marketplace.

The Building of Our Business

      Founded in 1875, we have grown to our current size and leadership position largely as the result of 14 businesses we acquired since February 1994. These acquisitions have significantly broadened our product lines and services and expanded our geographic, end-user market and our customer base. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, efficient manufacturing techniques and global operations, all of which are critical to our long-term growth strategy. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization, and aggressively managing their cost structures to improve operating efficiencies. The history of our Products and Solutions acquisitions since 1994 is outlined below (purchase price in millions):



  Date of
Acquisition         Acquired Company                      Purchase Price  Products/Services
-----------         ----------------                     --------------   -----------------

April 1999          Washington Equipment Company         $     6.4        Overhead cranes
March 1999          GL International (1)                      20.6        Overhead cranes
January 1999        Camlok/Tigrip                             10.6        Plate clamps and crane weighers
December 1998       Gautier                                    2.9        Rotary unions and swivel joints
August 1998         Abell-Howe Crane                           7.0        Overhead cranes
March 1998          ASI (2)                                  155.0        Design and manufacture of custom conveyor
                                                                          systems

January 1998        Univeyor                                  15.0        Design and manufacture of powered roller  conveyor systems
December 1996       Lister                                     7.0        Cement kiln, anchor and buoy chain
October 1996        Yale (3)                                 270.0        Hoists, scissor lift tables, actuators, jacks
                                                                          and rotary unions



November 1995            Lift-Tech                      63.0         Hoists
October 1995             Endor                           2.0         Hoists
January 1995             Cady Lifters                    0.8         Below-the-hook lifters
December 1994            Conco                           0.8         Operator controlled manipulators
February 1994            Durbin-Durco                    2.4         Load securing equipment and attachments

----------------------

(1) In January 2002, we sold Handling Systems & Conveyors, Inc., a subsidiary of GL International.
(2) In May 2002, we sold substantially all of the assets of Automatic Systems, Inc. ("ASI").
(3)  In August 1998, we sold the Mechanical Products division of Yale.


Our Position in the Industry

      The U.S. material handling industry is generally divided into the following sectors:

               o overhead material handling and lifting devices;
               o continuous materials movement;
               o wheeled handling devices; o pallets, containers and packaging;
               o storage equipment and shop furniture; o automation systems and robots; and
               o services and unbundled software.

      The breadth of our products and services enable us to participate in each of these sectors, except for pallets, containers and packaging and storage equipment and shop furniture. This diversification, together with our extensive and varied distribution channels, minimizes our dependence on any particular product, market or customer. We believe that none of our competitors offers the variety of products or services in the markets we serve.

      We believe that the demand for our products and services will increase in the future as a result of several favorable trends. These trends include:

     o Productivity Enhancement. In recent years employers have responded to competitive pressures by seeking to maximize productivity and efficiency. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

     o Safety Regulations and Concerns. Driven by federal and state workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act, and by the general competitive need to reduce costs such as health insurance premiums and workers' compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

     o Consolidation of Suppliers. In an effort to reduce costs and increase productivity, our customers and end-users are increasingly consolidating their suppliers. We believe that our competitive strengths will enable us to benefit from this consolidation and enhance our market share.

     o Outsourcing of Material Handling Project Design and Management. More of our customers and end-users are outsourcing non-core business functions to improve productivity and cost efficiency. This has created opportunities for us to assume the project design, management and implementation responsibilities for both workstation and facility-wide material handling systems.

     o Workforce Diversity. The percentages of women, disabled and older persons in the work force and the tasks they perform are continuing to increase. Our products enable many workplace tasks to be performed safely, efficiently and with less physical stress. We believe that increasing diversity in the workforce will continue to increase demand for our products.

Our Competitive Strengths

     o Comprehensive Product Line and Strong Brand Name Recognition. We believe we offer the most comprehensive product lines in the markets we serve. The breadth of product lines enables us to provide a "one-stop shop" to many of our distributors who are looking to consolidate their suppliers. In addition, our brand names, including Big Orange, Budgit, Chester, CM, Coffing, Cyclone, Duff-Norton, Hammerlok, Herc-Alloy, Little Mule, Lodestar, Puller, Shaw-Box, Valustar and Yale, are among the most recognized and respected in the industry. We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.

     o Leading Market Position and Reputation. We are the largest manufacturer of hoists, alloy and high strength carbon steel chain and operator-controlled manipulators in North America. We have developed our leading market position over our 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. Over 60% of our domestic net sales in fiscal 2002 were from product categories in which we that we believe we hold the leading market share. We believe that the strength of our established products and brands and our leading market position provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

     o Low-Cost Manufacturing Capability. We believe we are a low-cost manufacturer and we will continue to consolidate our manufacturing operations and reduce our manufacturing costs through the following initiatives:

          - Rationalization and Consolidation. In fiscal 2002, we closed five manufacturing plants and one warehouse, consolidated a number of similar product lines and standardized certain component parts. We have identified five additional manufacturing facilities for consolidation within the next 12 months.

          - Lean Manufacturing. In fiscal 2002, we instituted Lean Manufacturing at 13 of our facilities, resulting in substantial inventory reductions, a significant decline in required manufacturing floor area, decreased product lead time and improved productivity.

          - Purchasing Council. We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs.

          - Vertical Integration. We manufacture many of the parts and components used in our manufacture of hoists and cranes, resulting in reduced costs.

          - International Expansion. Our continued expansion of our manufacturing facilities in China and Mexico provides us with another cost efficient platform to manufacture certain of our products.

     o Distribution Channel Diversity and Strength. Our products are sold to over 20,000 general and specialty distributors and OEMs, as well as to over 100 consumer outlets. We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups. Over the past decade, there has been significant consolidation among distributors of material handling equipment. We have benefited from this consolidation and have maintained and enhanced our relationships with our leading distributors, as well as formed new relationships. We believe our extensive North American distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

     o Strong After-Market Sales and Support. We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction. We have a large installed base of hoists and chain that drives our after-market sales for components and repair parts and is a stable source of higher margin business. We maintain strong relationships with our customers and provide prompt aftermarket service to end-users of our products through our authorized network of 13 chain repair stations and over 350 hoist service and repair stations.

     o Experienced Management Team. Our senior management team provides a depth and continuity of experience in the material handling industry, with our top six executives possessing an average of over 19 years of experience with us. Our management has experience in aggressive cost management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth.

Our Strategy

     o Increase Our Domestic Organic Growth. We intend to use our completive advantages to increase our domestic and international market share across all of our product lines through the following initiatives:

       - Leverage Strong Competitive Position. Our large diversified customer base, our extensive distribution channels and our close relationship with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users. Additionally, we continue to implement our CraneMart(TM)initiative launched in 1999 to build an integrated North American network of independent and company-owned crane builders. CraneMart(TM)participants purchase our products and parts for incorporation in their products as well as for distribution and are provided a full range of services, including best pricing, parts distribution rights, technical support and shared resources.

       - Introduce New Products. We continue to expand our business by developing new material handling products and services and expand the breadth of our product lines to address customer needs. Recent new product introductions include:

            o global wire rope hoists used in overhead cranes;
            o lifting clamps used for lifting large plates of steel;
            o self-standing or ceiling-mounted, light-rail crane systems used in work station material handling applications;
            o top-running and underhung end-trucks used in the crane builder industry;
            o hand pallet trucks used in warehouse and factory applications; and
            o high speed, light-weight, mini-load cranes used in warehouse applications.

     o Increase Our Penetration of International Markets. Our international sales comprised 29.4% of our net sales in fiscal 2002 and grew at a compounded annual rate of 26.5%, from $34.3 million in fiscal 1996 to $140.9 million in fiscal 2002. We sell to distributors in approximately 50 countries and have manufacturing facilities in Canada, Mexico, Germany, the United Kingdom, Denmark, France and China. In addition to new product introductions, we intend to increase international sales and enhance margins by:

       - Expanding Our Sales and Service Presence. We are expanding our sales and service presence in the major market areas of Europe, Asia and South America. We have recently added four new sales offices and warehouse facilities in Europe, one in Brazil and one in Mexico.

       - Increasing Sales and Improving Margins. We intend to increase our sales and improve our margins by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in Mexico and China. We have recently constructed a third manufacturing facility in China and are expanding our manufacturing capacity and distribution channels in Mexico.

     o Reduce Our Operating Costs. Our objective is to remain a low-cost producer. We continuously seek ways to reduce our operating costs and increase our manufacturing productivity. In furtherance of this objective, we have undertaken the following:

       - Rationalization of Facilities. Consolidating acquired operations is an integral part of our acquisition strategy. We closed five manufacturing plants and one warehouse in fiscal 2002 and have identified five additional facilities for consolidation within the next 12 months. When completed, we believe these consolidations will result in annual fixed cost reductions of approximately $20 million.

       - Implementation of Lean Manufacturing. Through fiscal 2002, we have instituted Lean Manufacturing at 13 of our major facilities. In fiscal 2002, largely as a result of our Lean

            Manufacturing initiatives, we recaptured approximately 185,000 square feet of manufacturing floor area and consolidated an additional 345,000 square feet of closed facilities. Additionally, we reduced inventories by approximately $19 million, improved productivity and achieved significant reductions in product lead time. We expect to introduce Lean Manufacturing in five additional facilities in fiscal 2003. Our Lean Manufacturing initiative complements our strategy of integrating and consolidating our manufacturing facilities.

       - Leverage Purchasing Power. The Columbus McKinnon Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power, which has grown through acquisitions. This has resulted in annualized savings of approximately $16.3 million since its inception, including approximately $3.8 million in fiscal 2002.

     o Pursue Selective Acquisitions. We are negotiating and have received a term sheet regarding a new bank credit agreement to replace our existing bank credit agreement which terminates on March 31, 2003. The closing of our new credit agreement is one of the first steps in our plan to improve our capital structure. This, together with our other strategies, will better position us to seek accretive and complementary acquisitions at some time in the future.

Our Segments

     We currently report our operations in two business segments, Products and Solutions.

      Our Products segment designs, manufactures and distributes a broad range of material handling products for various industrial applications and for consumer use. Products in this segment include a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook special purpose lifters. These products are typically manufactured for stock and are sold through a variety of commercial distributors and to end-users. The end-users of our products are in manufacturing plants, power utility facilities and warehouses. Some of our products have farming, mining and logging applications, and we serve a niche market for large entertainment productions. We also sell some of our products to the consumer market through a variety of retailers and wholesalers.

      Our Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of operator-controlled manipulators and tire shredders. This segment also includes our LICO steel erection operation. The products and services of this segment are highly engineered, are typically built to order and are primarily sold directly to end-users for specific applications in a variety of industries.

      Note 18 to our consolidated financial statements included elsewhere in this annual report provides information related to our business segments in accordance with generally accepted accounting principles. Summary information concerning our business segments for fiscal 2000, 2001 and 2002 is set forth below.

                                                                    Fiscal Years Ended March 31,
                                          ----------------------------------------------------------------------------------
                                                     2000                       2001                       2002
                                                     ----                       ----                       ----
                                                                        (Dollars in millions)

                                                        % of Total                 % of Total                  % of Total
                                                        ----------                 ----------                  ----------
                                            Amount         Sales         Amount       Sales        Amount         Sales
                                            ------         -----         ------       -----        ------         -----
Net Sales
     Products.......................          $511.3       83.9          $478.9       81.7          $404.7        84.3
     Solutions......................            97.9       16.1           107.3       18.3            75.3        15.7
                                                ----                      -----                       ----
          Total.....................          $609.2                     $586.2                     $480.0
                                              ======                     ======                     ======


                                                                                    % of                      % of
                                                                                    ----                      -----
                                            Amount     % of Segment                Segment                   Segment
                                            ------     -------------               -------                   -------
                                                          Sales         Amount      Sales       Amount        Sales
                                                          -----         ------      -----       ------        -----

Income from Operations before
      Restructuring Charges and
      Amortization
     Products                                $75.4        14.7          $73.1       15.3        $47.0          11.6
     Solutions                                 7.8         8.0            3.8        3.5          1.7           2.2
                                               ---         ---            ---        ---          ---           ---
          Total                              $83.2        13.7          $76.9       13.1        $48.7          10.1
                                             =====        ====          =====       ====        =====          ====

Products Segment

  Products

     Our Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use. These products are typically manufactured for stock and are sold through a variety of distributors. Approximately 75% of our Products segment net sales is derived from the sale of products that we sell at a unit price of less than $5,000. In fiscal 2002, net sales of the Products segment were approximately $404.7 million or approximately 84.3% of our net sales, from continuing operations, of which approximately $293.2 million, or 72.4%, were domestic and $111.5 million, or 27.6%, were international. The following table sets forth certain sales data for the products of our Products segment, expressed as a percentage of net sales of this segment for fiscal 2001 and 2002:

                                                      Year Ended March 31,
                                              ----------------------------------
                                                  2001                   2002
                                                  ----                   ----

Hoists                                             53%                    52%
Chain and forged attachments                       25                     25
Industrial cranes                                  14                     15
Industrial components                               8                      8
                                                   --                     --
                                                  100%                   100%
                                                  ====                   ====


o Hoists. We manufacture a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools, air-powered balancers and hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Shaw-Box, Yale and other recognized trademarks. Our hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental, health care and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

          We offer a line of custom-designed, below-the-hook tooling, clamps, pallet trucks and textile strappings. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications. Pallet trucks are manual devices used for across-the-floor material handling, frequently in warehouse settings. Textile strappings are below-the-hook attachments, frequently used in conjunction with hoists.

o Chain and Forged Attachments. We manufacture alloy and carbon steel chain for various industrial and consumer applications. Federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market and anchor and buoy chain sold primarily to the United States and Canadian governments.

          We also produce a complete line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins, master links and loadbinders. These forged attachments are used in all chain and wire rope rigging applications in a variety of industries, including transportation, mining, railroad, construction, marine, logging, petrochemical and agriculture.

          In addition, we manufacture carbon steel forged and stamped products, such as loadbinders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

o Industrial Cranes. We entered the crane manufacturing market through our August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. Our March 1999 acquisition of GL International, which included the Gaffey and Larco brands, and our April 1999 acquisition of Washington Equipment Company established us as a significant participant in the crane building and servicing markets. Crane builders represent a specialized distribution channel for electric wire rope hoists and other crane components. We have also established a presence in Monterrey, Mexico to provide that growing geographic market with crane systems and service.

o Industrial Components. Through our Duff-Norton division, we design and manufacture industrial components such as mechanical and electromechanical actuators, mechanical jacks and rotary unions for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Mechanical jacks are heavy duty lifting devices used in the repair and maintenance of railroad equipment, locomotives and industrial machinery. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. These unions are unique in that they connect a moving or rotating component of a machine to fixed plumbing without major spillage or leakage. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

Sales and Marketing

     Our sales and marketing efforts in support of our Products segment consist of the following programs:

o Factory-Direct Field Sales and Customer Service. We sell our products through our direct sales forces of more than 140 salespersons and through independent sales agents worldwide. Our sales are further supported by our more than 250 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

o Product Advertising. We promote our products by regular advertising in leading trade journals as well as producing and distributing high quality information catalogs. We support our product distribution by running cooperative "pull-through" advertising in over 15 vertical trade magazines and directories directed at theatrical, international, consumer and crane builder markets. We run targeted advertisements for chain, hoists, forged attachments, scissor lift tables, actuators, hydraulic jacks, hardware programs, cranes and light-rail systems.

o Trade Show Participation. Trade shows are central to the promotion of our products, and we participate in more than 40 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local "markets" and "open houses" organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, as well as general purpose industrial and consumer hardware shows. In fiscal 2002, we participated in trade shows in the U.S., Canada, France, Mexico, Germany, England, Brazil, Australia, China and Spain.

o Industry Association Membership and Participation. As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved at the officer and director levels of numerous industry associations including the following: ISMA (Industrial Supply Manufacturers Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), AHMA (American Hardware Manufacturers Association) and ARA (American Rental Association).

o Product Standards and Safety Training Classes. We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

     o Web Site. Our web site at www.cmworks.com currently includes electronic catalogs of Columbus McKinnon hoist and chain products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. In addition, we currently sponsor an additional 19 brand specific web sites and have begun a pilot program to sell hand pallet trucks on one of these sites. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our web sites. Many of the web sites allow distributors to search for personalized pricing information, order status and product serial number data.

Distribution and Markets

      The distribution channels for the Products segment include a variety of commercial distributors. In addition, the Products segment sells overhead bridge, jib and gantry cranes, as well as certain forgings and chain assemblies, directly to end-users. We also sell to the consumer market through wholesalers. Our products are sold through the following distribution channels:

     o General Distribution Channels. Our general distribution channels consist of:

     - Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance, repair, operating and production, or MROP, applications through their own direct sales force.

     - Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

     - Crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also sell a wide variety of hoists and lifting attachments. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders

     o Crane End-Users. We sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builders within the CraneMart(TM) network. Our wholly owned crane builders (Abell-Howe, Gaffey, Larco and Washington Equipment) design, manufacture, install and service a variety of cranes with capacities up to 100 tons.

     o Specialty Distribution Channels. Our specialty distribution channels consist of:

       - Catalog houses that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog and internet sales and a field sales force. More recently, catalog houses, particularly W.W. Grainger, Inc., are pursuing e-commerce through their web sites. The customer base served by catalog houses, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

       - Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

       - Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sports arenas, convention centers and discos.

    o Service-After-Sale Distribution Channel. Service-after-sale distributors include our authorized network of 13 chain repair service stations and over 350 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

    o  OEM/Government Distribution Channels.  This channel consists of:

     - OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

     - Government agencies, including the United States and Canadian Navies and Coast Guards, that purchase primarily anchor, buoy and mooring chain and forged attachments.

  o Consumer Distribution. Consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand powered hoists, are made through five distribution channels: two-step wholesale hardware distribution (such as Distribution America and Ace Hardware); one-step distribution (such as Canadian Tire); trucking and transportation distributors (such as U-Haul and Fruehauf); farm hardware distributors (such as John Deere and Tractor Supply Company); and rental outlets (such as Hertz).

  o International Distribution. We distribute virtually all of our products in over 50 countries on six continents through a variety of distribution channels.

     Customer Service and Training

      We maintain customer service departments staffed by trained personnel for all of our Products segment sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have more than 350 service stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of General Motors, DuPont, 3M, GTE, Cummins Engine, General Electric and many other industrial organizations.

      We also provide, in multiple languages, a variety of collateral material in video, cassette, CD-ROM, slide and print format addressing relevant material handling topics such as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, we sponsor advisory boards made up of representatives of our primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable us and our primary distributors to exchange product and market information relevant to industry trends.

     Backlog

      Our Products segment backlog of orders at March 31, 2002 was approximately $41.3 million compared to approximately $44.3 million at March 31, 2001. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. We do not believe that the amount of our Products segment backlog of orders is a reliable indication of our future sales.

     Competition

      Despite recent consolidation, the material handling industry remains highly fragmented. We face competition from a wide range of regional, national and international manufacturers in both domestic and international markets. In addition, we often compete with individual operating units of larger, highly diversified companies.

      The principal competitive factors affecting our Products segment include product performance, functionality, price, brand, reputation, reliability and availability, as well as customer service and support. Other important factors include distributor relationships, territory coverage and the ability to service the distributor with on-time delivery and repair services.

      Our Products segment competes in hoists with Siemens Dematic, Kito-Harrington, Ingersoll-Rand, KCI Konecranes and Morris Material Handling; in chain with Cooper Industries, Peerless Chain Company and American Chain and Cable Company; in forged attachments with the Crosby Group and Cooper Industries; in crane building with Siemens Dematic, KCI Konecranes, Morris Material Handling and R. Stahl; and in industrial components with Deublin, Joyce-Dayton and Nook Industries.

Solutions Segment

      The Solutions segment is engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of operator-controlled manipulators, scissor lift tables and tire shredders. Net sales of the Solutions segment in fiscal 2002 were approximately $75.3 million, or approximately 15.7% of our total net sales from continuing operations, of which approximately $46.0 million, or 61.1%, were domestic and approximately $29.3 million, or 38.9% were international. The following table sets forth certain sales data for the products and services of our Solutions segment, expressed as a percentage of this segment's net sales for fiscal 2001 and 2002:



                                                            Fiscal Years Ended March 31,
                                                    ---------------------------------------------
                                                            2001                   2002
                                                            ----                   ----

          Integrated material handling conveyor systems      33%                    40%
          Steel erection                                     36                     24
          Manipulators and light-rail systems                14                     17
          Scissor lift tables                                11                     11
          Other                                               6                      8
                                                             --                     --
                                                            100%                   100%
                                                            ====                   ====

    Products and Services

     o Integrated Material Handling Conveyor Systems. Conveyors are the most important component of a material handling system, reflecting their high functionality for transporting material throughout manufacturing and warehouse facilities. We specialize in designing computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems.

     o Steel Erection. Through our LICO Steel operation, we erect structural steel in commercial buildings. We primarily act as a subcontractor in the construction of manufacturing plants and warehouse facilities in the Kansas City area.

     o Manipulators and Light-Rail Systems. We manufacture two lines of sophisticated operator-controlled manipulators under the names Positech and Conco. These products are articulated mechanical arms with specialized end tooling designed to perform lifting, rotating, turning, tilting, reaching and positioning tasks in a manufacturing process. We can offer custom-designed hydraulic, pneumatic, and electric manipulators utilizing various models and size configurations for a wide variety of applications where the user requires multi-axial movement in a harsh or repetitive environment. In fiscal 2001, we introduced light-rail systems that are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended.

     o Scissor Lift Tables. Our American Lifts division manufactures powered scissor lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

    Sales and Marketing

      The products and services of the Solutions segment are sold primarily to large sophisticated corporate end-users, including Federal Express, UPS, United Biscuits, Lego, John Deere, Lowe's and other industrial companies, systems integrators and distributors. In the sale of our integrated material handling conveyor systems, we act as a prime contractor with turnkey responsibility or as a supplier working closely with the customer's general contractor. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions segment also sells manipulators, light-rail systems and scissor lift tables through its internal sales force and through specialized independent distributors and manufacturers representatives.

    Customer Service and Training

      The Solutions segment offers a wide range of value-added services to customers including: an engineering review of the customer's processes; an engineering solution for identified material handling problems; project management; and custom design, manufacturing and installation services. We also offer after-sales services including operator training and maintenance. The typical length of after-sales service varies depending on customer requirements and supplemental training courses are offered as needed.

      Backlog

      Revenues from our Solutions segment are generally recognized within one to six months. Our backlog of orders at March 31, 2002 was approximately $15.0 million compared to approximately $13.5 million at March 31, 2001.

      Competition

      The principal competitive factors affecting the market for the products and services of our Solutions segment include application solutions, performance and price. The process of generating client contract awards for these businesses generally entails receiving a request-for-quotation from end-users and undergoing a competitive bidding process. Our Solutions segment competes primarily with Crisplant, Diafuku, Swisslog, Gorbel and Southworth.

      Employees

      At March 31, 2002, our continuing operations had 3,074 employees; 2,263 in the U.S., 224 in Canada, 106 in Mexico and 481 in Europe and Asia. Approximately 800 of our employees are represented under nine separate U.S. or Canadian collective bargaining agreements which terminate at various times between August 2002 and April 2007. We believe that our relationship with our employees is good.

Raw Materials and Components

      Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; and gear reducers; castings; and electro-mechanical components. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our Purchasing Council to take advantage of volume discounts and to protect us from price increases. Although the steel industry is cyclical and steel prices can fluctuate, we have not been significantly impacted in recent years by increases in steel prices. We estimate the recently enacted U.S. steel tariffs will result in a 3% increase in our steel raw materials costs. We generally seek to pass on materials price increases to our customers, although a lag period often exists. Our ability to pass on these increases is determined by competitive conditions.

Manufacturing

      We manufacture approximately 90% of the products we sell. Additionally, we outsource components and finished goods from an established global network of suppliers. We regularly upgrade our manufacturing facilities and invest in tooling, equipment and technology. We have implemented Lean Manufacturing in our plants which has resulted in inventory reductions, reductions in required manufacturing floor area, shorter product lead time and increased productivity.

      Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components, are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steelforged gear blanks, lift wheels, trolley wheels, hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us and by our end-users. We believe this vertical integration results in lower production costs, greater manufacturing flexibility and higher product quality, and reduces our reliance on outside suppliers.

Environmental and Other Governmental Regulation

      Like many manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations or financial condition and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2002.

      Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate sites that are contaminated by hazardous substances. These laws apply to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. We have been identified by the New York State Department of Environmental Conservation, or NYSDEC, along with other companies, as a potentially responsible party, or PRP, at the Frontier Chemical Site in Pendleton, New York, a site listed on NYSDEC's Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. We sent waste pickling liquor generated at our facility in Tonawanda, New York, to the Pendleton Site during the period from approximately 1969 to 1977, and we participated with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. Construction in connection with the remediation has been completed and this project is currently in its operations and maintenance phase. As a result of a negotiated cost allocation among the participating PRPs, we have paid our pro rata share of the remediation construction costs and accrued our share of the ongoing operations and maintenance costs. As of March 31, 2002, we have paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. If the currently non-participating parties identified by the participating PRPs pay their pro rata shares of the remediation costs, then our share of total site remediation costs will decrease. Full settlements have been reached with 111 of the 113 defendants in the cost recovery action, and settlements in principle have been reached with the remaining two defendants. All settlement payments in connection with the Pendleton Site are being held in a trust account pending a final allocation. We have also entered into a settlement agreement with one of our insurance carriers in the amount of $0.7 million in connection with the Pendleton Site and have received payment in full of the settlement amount.

      For all of the currently known environmental matters, we have accrued a total of approximately $0.7 million as of March 31, 2002, which, in our opinion, is sufficient to deal with such matters. Further, our management believes that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

      Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

Item 2.   Properties.
-------   -----------

      We maintain our corporate headquarters in Amherst, New York and conduct our principal manufacturing at the following facilities:


                                                                      Square     Owned or     Business
                                                                      ------     --------     --------
        Location                   Type of Facility                  Footage      Leased       Segment
        --------                   ----------------                  -------      ------       -------

United States:
--------------
  Muskegon, MI                Hoists                                 500,000       Owned       Products
  Charlotte, NC               Industrial components                  250,000       Owned       Products
  Tonawanda, NY               Manipulators, light-rail and forged
                              products                               187,600       Owned       Solutions
  Wadesboro, NC               Hoists                                 180,000       Owned       Products
  Lexington, TN               Chain                                  153,200       Owned       Products
  Forest Park, IL             Cranes                                 116,000       Owned       Products
  Cedar Rapids, IA            Forged attachments                     100,000       Owned       Products
  Reform, AL                  Stampings                               99,800       Owned       Products
  Eureka, IL                  Cranes                                  91,300       Owned       Products
  Damascus, VA                Hoists                                  87,400       Owned       Products
  Chattanooga, TN             Forged attachments                      77,000       Owned       Products
  Greensburg, IN              Scissor lifts                           60,000       Owned       Solutions
  Laurens, IA                 Manipulators                            50,400       Owned       Solutions
  Claremore, OK               Cranes                                  42,000       Owned       Products
  Lisbon, OH                  Hoist manufacturing                     37,000       Owned       Products
  Cleveland, TX               Cranes                                  35,000       Owned       Products
  Chattanooga, TN             Forged attachments                      33,000       Owned       Products
  Sarasota, FL                Tire shredders                          25,000       Owned       Solutions
  Blaine, WA                  Chains                                  15,800       Owned       Products


                                                                                Square     Owned or     Business
                                                                                ------     --------     --------
        Location                   Type of Facility                            Footage      Leased      Segment
        --------                   ----------------                            -------      ------      -------

International:
-------------
  Cobourg, Ontario,  Canada        Chain and hoists                              125,000     Owned      Products
  Santiago, Tianguistenco,
     Mexico                        Hoists and chain                               85,000     Owned      Products
  Arden, Denmark                   Project design and conveyors                   70,500     Owned      Solutions
  Velbert, Germany                 Hoists                                         56,000     Leased     Products
  Chester, United Kingdom          Plate clamp manufacturing (Camlok)             47,900     Leased     Products
  Stoney Creek, Ontario, Canada    Crane manufacturing                            42,400     Owned      Products
  Hangzhou, China                  Metal fabrication, textiles and textile        37,000     Leased     Products
                                   strappings
  Chester, United Kingdom          Plate clamps                                   25,400     Owned      Products
  Romeny-sur-Marne, France         Rotary unions                                  21,600     Owned      Products
  Hangzhou, China                  Textile strappings                             20,000     Leased     Products
  Arden, Denmark                   Project construction                           19,500     Leased     Solutions
  Vierzon, France                  Hoists                                         14,000     Leased     Products
  Hangzhou, China                  Hoists and hand pallet trucks                  7,200      Leased     Products



     In addition, we have a total of 32 sales offices, distribution centers and warehouses. We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.           Legal Proceedings.
-------           ------------------

     From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain liability insurance against risks arising out of the normal course of business. This insurance coverage is obtained through our wholly-owned insurance subsidiary of which we are the sole policy holder. The limits of this coverage are $2.0 million per occurrence and $5.0 million aggregate per year. We obtain additional insurance coverage from independent insurers in excess of these limits.

Item 4.           Submission of Matters to a Vote of Security Holders.
-------           ----------------------------------------------------

     Not applicable.

                                     PART II

Item 5.           Market for the Company's Common Stock and Related Security
-------           Holder Matters.
                  ----------------------------------------------------------

     Our common stock is traded on the Nasdaq National Market under the symbol "CMCO." As of May 31, 2002, there were 493 holders of record of our common stock.

     We paid quarterly cash dividends on our common stock from 1988 through the second quarter of fiscal 2002. In January 2002, we announced that we were indefinitely suspending the payment of cash dividends on our common stock in order to dedicate our cash resources to the repayment of outstanding indebtedness. We may reconsider or revise this policy from time to time based upon conditions then existing, including, without limitation, our earnings, financial condition, capital requirements or other conditions our Board of Directors may deem relevant.

     The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market and our dividend history.



                                                             Price Range
                                                                 of              Dividend
                                                             Common Stock       Per Share
                                                             ------------       ----------
                                                            High       Low

      Year Ended March 31, 2000
        First Quarter...............................   $   29.00    $  18.88    $  0.07
        Second Quarter..............................       25.25       17.12       0.07
        Third Quarter...............................       17.44        9.87       0.07
        Fourth Quarter..............................       15.75       10.00       0.07

      Year Ended March 31, 2001
        First Quarter...............................   $   15.06    $  12.87    $  0.07
        Second Quarter..............................       15.25       13.55       0.07
        Third Quarter...............................       13.94        8.75       0.07
        Fourth Quarter..............................        9.67        7.50       0.07

      Year Ended March 31, 2002
        First Quarter...............................   $   11.25    $    6.96   $  0.07
        Second Quarter..............................       10.40         9.36      0.07
        Third Quarter...............................       10.15         7.45      0.00
        Fourth Quarter..............................       12.80         9.31      0.00

     On June 10, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $9.29 per share.

Item 6.           Selected Financial Data.
-------           ------------------------

      The following financial data represent our continuing operations and reflect the May 2002 sale of substantially all of the assets of ASI. The consolidated balance sheets as of March 31, 2001 and 2002 and the related statements of operations, cash flows and shareholders' equity for the three years ended March 31, 2002 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Results of Operations and Financial Condition," our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.


                                                                        Fiscal Years Ended March 31,
                                                                       -----------------------------
                                                         1998         1999          2000         2001          2002
                                                         ----         ----          ----         ----          ----
                                                              (Amounts in millions, except per share data)

Statement of Operations Data:
   Net sales                                          $    561.8   $     594.0   $    609.2   $    586.2    $    480.0
   Cost of products sold                                   401.7         424.5        436.8        426.7         359.6
                                                      -----------  ------------  -----------  -----------   -----------
   Gross profit                                            160.2         169.5        172.4        159.5         120.5
   Selling expenses                                         46.6          47.6         48.7         48.4          43.5
   General and administrative expenses                      33.4          36.6         40.5         34.3          28.2
                                                      -----------  ------------  -----------  -----------   -----------
   Income from operations before restructuring              80.2          85.3         83.2         76.9          48.7
    charges and amortization
   Restructuring charges                                      -             -            -            -            9.6
   Amortization of intangibles                              10.3          10.6         11.4         11.0          11.0
                                                      -----------  ------------  -----------  -----------   -----------
   Income from operations                                   69.9          74.7         71.8         65.9          28.1
   Interest and debt expense                                25.1          34.7         33.5         36.3          29.4
   Other (income) and expense, net (1)                     (1.9)         (1.5)        (1.3)        (2.2)           2.5
                                                      -----------  ------------  -----------  -----------   -----------
   Income (loss) before income taxes                        46.8          41.6         39.7         31.7         (3.7)
   Income tax expense                                       22.8          18.5         17.6         16.8           2.3
                                                      -----------  ------------  -----------  -----------   -----------
   Income (loss) from continuing operations (2)       $     24.0   $      23.1   $     22.1   $     14.9    $    (6.0)
                                                      ===========  ============  ===========  ===========   ===========
   Diluted earnings (loss) per share from                  $1.66         $1.61        $1.55        $1.04    $   (0.42)
    continuing operations
   Basic earnings (loss) per share from continuing
    operations                                             $1.69         $1.63        $1.56        $1.04    $   (0.42)
   Weighted average shares outstanding - assuming
    dilution                                                14.4          14.3         14.2         14.3          14.4
   Weighted average shares outstanding - basic              14.2          14.1         14.1         14.3          14.4

Balance Sheet Data (at end of period):
   Total assets (3)                                   $    762.7   $     741.3   $    731.8   $    722.4    $    524.3
   Total debt                                              458.6         423.6        413.8        407.0         347.9
   Total shareholders' equity                              170.9         188.7        203.5        207.9          71.6

Other Financial Data:
   EBITDA (4)                                         $     91.9   $      97.8   $     96.1    $    90.7    $     62.0
   Cash provided by operating activities                    38.4          52.2         44.3         38.3          49.8
   Capital expenditures                                     11.4          12.8          7.9         10.2           4.8
   Cash dividends per common share                          0.28          0.28         0.28         0.28          0.14

-------------------

     (1) Other (income) and expense, net includes the following unusual items in fiscal 2002: (i) $2.8 for an unrealized, non-cash, mark-to-market loss recognized on certain marketable equity securities held by our captive insurance subsidiary; (ii) $1.5 loss on the January 2002 sale of a small subsidiary; and (iii) $1.9 gain on the sale of assets held for sale.

     (2) Income (loss) from continuing operations and earnings per share data are presented prior to an extraordinary charge for early debt extinguishment of $4.5 in fiscal 1998.

     (3) Total assets includes net assets of discontinued operations of $150.3, $149.9, $152.6, $163.5 and $21.5 as of March 31, 1998, 1999, 2000, 2001
         and 2002, respectively.

     (4) EBITDA is defined as the sum of income from continuing operations before income taxes, interest and debt expense, depreciation expense, amortization of intangible assets (including goodwill), non-recurring restructuring charges and certain non-cash charges included in other (income) and expense, net as described in clauses (i) and (ii) of note
         1. EBITDA is commonly used as an analytical indicator and also serves as a measure of leverage capacity and debt servicing ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States. The items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA as measured in this annual report is not necessarily comparable with similarly titled measures for other companies.

Item 7.    Management's Discussion And Analysis Of Results Of Operations And
           -----------------------------------------------------------------
           Financial Condition
           -------------------

      This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled "Discontinued Operations."

Overview

      We are a leading manufacturer and marketer of hoists, cranes, chain and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow.

      Founded in 1875, we have grown to our current size and leadership position largely as the result of the 14 businesses we acquired between February 1994 and April 1999. These acquisitions have significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. As a result of these acquisitions and internal growth, our revenues have increased from approximately $209.8 million in fiscal 1996, the year of our initial public offering, to approximately $480.0 million in fiscal 2002.

      The operations of our acquired businesses have been substantially integrated with our existing businesses. We converted nearly all of our acquired North American businesses onto our computer system which integrates all of our applications from order entry to production planning to accounting, facilitating company-wide information flow. Further acquisition integration activities included cost reductions resulting from internally supplying chain and forged attachments to acquired hoist businesses we've acquired, consolidating purchasing efforts through our Purchasing Council, reducing duplicative sales and marketing activities, eliminating administrative headcount and consolidating treasury and accounts receivable functions. Our acquisition integration activities also included revenue enhancements through cross-selling of products between existing and acquired businesses. The next phase of the integration of these businesses includes reducing our excess manufacturing capacity and improving our productivity. This phase is currently in progress through our facility rationalization program and Lean Manufacturing efforts.

      The latter phase of these integration activities was delayed for a period of approximately two years, from early 1999 through early 2001, due to difficulties encountered with the assimilation of our 1998 ASI acquisition. Substantially all of the assets of that business, which formerly comprised our Solutions - Automotive segment, were sold in May 2002. ASI did not prove to be a good fit for us mainly because of the highly volatile nature of its business, its significant dependence on the auto industry and its heavy use of working capital. Despite the fact that the write-off associated with that disposition increased our financial leverage, the proceeds furthered our efforts to reduce debt and future interest expense, which has recently been one of our primary objectives.

      Many of the U.S. industrial sectors that we serve have been impacted by soft economic conditions since mid-1998. These conditions deteriorated significantly in our fiscal 2001 fourth quarter and continued to decline throughout fiscal 2002, impacting our net sales and financial performance. After reaching a historical high of $609.2 million in fiscal 2000, our net sales declined 3.8% to $586.2 million in fiscal 2001, and further by 18.1% to $480.0 million in fiscal 2002, primarily due to this downturn in the business cycle. Despite these economic conditions and their impact on our operating results, we maintained our leading market share, generated positive cash flow from operations and repaid $6.4 million and $59.7 million of debt in fiscal 2001 and 2002, respectively. Our positive cash flow was favorably impacted by our Lean Manufacturing efforts, which began in fiscal 2002. These efforts are fundamentally changing our manufacturing processes, resulting in significant inventory reductions.

Results of Operations

      Net sales of the Products and Solutions segments, in millions of dollars and with percentage changes for each segment, were as follows:



                                                                           Change                Change
                              Fiscal Years Ended March 31,              2002 vs. 2001        2001 vs. 2000
                              ----------------------------              -------------        -------------
                            2002           2001          2000         Amount        %         Amount     %
                            ----           ----          ----         ------        -         ------     -

Products segment.........   $404.7         $478.9       $511.3       $(74.2)     (15.5)      $(32.4)   (6.3)
Solutions segment........     75.3          107.3         97.9        (32.0)     (29.8)         9.4     9.6
                              ----          -----         ----        ------    ------          ---     ---
     Total net sales.....   $480.0         $586.2       $609.2      $(106.2)     (18.1)      $(23.0)    (3.8)
                            ======         ======       ======      ========     ======      =======    =====


      Sales fluctuations during the periods were primarily due to the downturn in the general economy and the industrial sectors in particular. Net sales in fiscal 2002 of $480.0 million decreased by $106.2 million, or 18.1%, from fiscal 2001, and sales in fiscal 2001 of $586.2 million decreased $23.0 million, or 3.8%, from fiscal 2000. Our Products segment net sales declined 15.5% and 6.3% in fiscal 2002 and 2001, respectively, primarily due to decreased unit sales resulting from the soft U.S. industrial markets. Our Solutions segment net sales decreased 29.8% and increased 9.6% in fiscal 2002 and 2001, respectively. The decline in fiscal 2002 was primarily due to soft U.S. industrial markets and our decision to exit our domestic general contracting business, which had net sales of $1.4 million and $____ million in fiscal 2002 and 2001, respectively. The growth in fiscal 2001 was primarily due to the expansion of our European operations, partially offset by soft U.S. industrial markets.

      Gross profit of the Products and Solutions segments, in millions of dollars and as a percentage of total segment net sales, were as follows:



                                                  Fiscal Years Ended March 31,
                             --------------------------------------------------------------
                                     2002                 2001                2000
                                     ----                 ----                ----
                                   Amount     %        Amount      %        Amount    %
                                   ------     -        ------      -        ------    -

Products segment................   $109.3    27.0      $145.1     30.3      $153.9   30.1
Solutions segment...............     11.2    14.9        14.4     13.4       18.5    18.9
                                     ----    ----        ----     ----       ----    ----
     Total gross profit.........   $120.5    25.1      $159.5     27.2     $172.4    28.3
                                   ======    ====      ======     ====     ======    ====


      Our gross profit margins were approximately 25.1%, 27.2% and 28.3% for fiscal 2002, 2001 and 2000, respectively. The decreases in gross profit margin for fiscal 2002 and 2001 were primarily the result of the significant decline in net sales over the years presented and the resulting decrease in absorption of fixed production costs, partially offset by discretionary cost control measures. The gross profit margin in our Products segment decreased in fiscal 2002 due to the 15.5% decrease in net sales and resulting decrease in production cost absorption, the lack of a general price increase to offset inflationary costs especially insurance costs, and a $3.8 million reclassification of certain crane builder expenses to cost of products sold from general and administrative expenses in fiscal 2002. Despite soft industrial markets, increasing energy costs and a $3.5 million reclassification of certain crane builder expenses to cost of products sold from general and administrative expenses in fiscal 2001, the gross profit margin in the Products segment increased in fiscal 2001. This increase primarily resulted from our cost control efforts and the integration of acquisitions. The gross profit margin in our Solutions segment increased in fiscal 2002 despite the 29.8% decrease in net sales and the resulting decrease in production cost absorption. This decrease was primarily attributable to weak margins in fiscal 2001. The Solutions segment's gross profit margin decreased in fiscal 2001 primarily as a result of relatively low sales volumes in soft U.S. industrial markets and increasing energy costs. Additionally, our margins were adversely impacted by unprofitable operations in our general contracting business, a service we no longer provide, and operational inefficiencies at one of our European facilities that was consolidated.

      Selling expenses were $43.5 million, $48.4 million and $48.7 million in fiscal 2002, 2001 and 2000, respectively. As a percentage of net sales, selling expenses were 9.1%, 8.3% and 8.0% in fiscal 2002, 2001 and 2000, respectively. The fiscal 2002 and 2001 reductions reflect cost control efforts due to soft economic conditions as well as the variable nature of some expenses, particularly commissions, travel expenses and sales office costs.

      General and administrative expenses were $28.2 million, $34.3 million and $40.5 million in fiscal 2002, 2001 and 2000, respectively. As a percentage of net sales, general and administrative expenses were 5.9%, 5.8% and 6.6% in fiscal 2002, 2001 and 2000, respectively. The expense reductions resulted from cost control measures and the reclassification of $3.8 million and $3.5 million of crane builder expenses into cost of products sold in fiscal 2002 and 2001, respectively, partially offset by sales office expansions into new geographic regions and the expenses associated with our strategic alternatives evaluation in fiscal 2001.

      Restructuring charges of $9.6 million, or 2.0% of net sales, in fiscal 2002 were attributable to the closure of manufacturing facilities in fiscal 2002. We anticipate that our restructuring charges for fiscal 2003 in connection with our ongoing facility rationalization initiative will be between $8.5 million to $9.5 million.

      Amortization of intangibles was $11.0 million, $11.0 million and $11.4 million in fiscal 2002, 2001 and 2000, respectively, relating primarily to non-tax deductible goodwill amortization.

      Interest and debt expense was $29.4 million, $36.3 million and $33.5 million in fiscal 2002, 2001 and 2000, respectively. As a percentage of net sales, interest and debt expense was 6.1%, 6.2% and 5.5% in fiscal 2002, 2001 and 2000, respectively. The fiscal 2002 decrease was the result of a paydown of senior bank debt of $59.7 million and a reduction in interest rates. The fiscal 2001 increase was primarily the result of increased interest rates.

      Other (income) and expense, net was $2.5 million, $2.2 million and $1.3 million in fiscal 2002, 2001 and 2000, respectively. The expense in fiscal 2002 included an unrealized, non-cash, mark-to-market loss recognized on certain marketable equity securities held by our captive insurance subsidiary; a loss on the January 2002 sale of a small subsidiary; and a gain on the sale of assets held for sale. The remaining fluctuations were due to the sale of marketable securities by our captive insurance subsidiary for settlement of a portion of our general and products liability claims.

      Income taxes as a percentage of income before income taxes were not meaningful in fiscal 2002 and were 52.9% and 44.3% in fiscal 2001 and 2000, respectively. The percentages reflected the effect of non-deductible goodwill amortization resulting from business acquisitions, offset by the impact of tax credits and other tax items.

      As a result of the above, income (loss) from continuing operations was (1.3%), 2.5% and 3.6% as a percentage of net sales in fiscal 2002, 2001 and 2000, respectively.

Liquidity and Capital Resources

      Our existing bank credit agreement, as recently amended, provides availability up to $150 million and matures on March 31, 2003. Since the expiration date is within one year from the balance sheet date in our current financial statements, outstanding balances are classified as current liabilities in our March 31, 2002 consolidated balance sheet. At March 31, 2002, $145.8 million was outstanding under our bank credit agreement. Subsequently, $17.6 million of proceeds resulting from the May 10, 2002 sale of substantially all of the assets of ASI were applied to further reduce the outstanding balance. The recent amendment also waived and modified certain financial covenants. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by our leverage ratio, amounting to 375 basis points at May 20, 2002. Our obligations under the bank credit agreement are secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

      Our senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199.5 million, net of original issue discount of $0.5 million, and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1.9 million of proceeds from rate hedging in advance of the placement. Provisions of the 8 1/2% Notes include, without limitation, restrictions on liens, indebtedness, asset sales and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at our option, in whole or in part, at the Make-Whole Price (as defined in the Indenture for the Notes). On or after April 1, 2003, they are redeemable at prices declining annually from 104.25% to 100% on and after April 1, 2006. In the event of a Change of Control (as defined), each holder of the 8 1/2% Notes may require us to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are not subject to any sinking fund requirements.

     On April 1, 2001, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to carry all derivatives on the balance sheet at fair value. Our use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection we entered into an interest rate swap agreement in June 2001, to effectively convert $40 million of variable rate debt to fixed rate debt. The $40 million interest rate swap agreement matures in June 2003.

      Net cash provided by operating activities was $49.8 million, $38.3 million and $44.3 million in fiscal 2002, 2001 and 2000, respectively. The $11.5 million increase in fiscal 2002 was the result of a reduction in working capital components, especially inventory, despite decreased income from continuing operations. The $6.0 million decrease in fiscal 2001 compared to fiscal 2000 was the result of an increase in net working capital components and deferred income taxes. Operating assets net of liabilities provided cash of $28.3 million in fiscal 2002, used cash of $0.6 million in fiscal 2001 and used cash of $5.0 million in fiscal 2000.

      Net cash used in investing activities was $1.6 million $7.2 million and $18.7 million in fiscal 2002, 2001 and 2000, respectively. The fiscal 2002 and 2001 amounts included $2.3 million and $5.0 million, respectively, of proceeds from the sale of a portion of land included in net assets held for sale. The fiscal 2000 amount included the acquisition of WECO for $6.4 million.

      Net cash used in financing activities was $48.5 million, $19.5 million and $24.2 million in fiscal 2002, 2001 and 2000, respectively. Those amounts included $46.7 million, $16.0 million and $20.5 million of debt repayment as well as $2.0 million, $4.0 million and $4.0 million of dividends paid in fiscal 2002, 2001 and 2000, respectively.

      Our existing bank credit agreement terminates on March 31, 2003 and if we are unable to enter into a new bank credit agreement prior to such termination, our ability to fund our operations will be significantly impaired. We have received a term sheet for a new bank credit agreement that provides for borrowings up to $95 million and will mature in 2006. However, the term sheet is not binding on the lenders, and we may not be able to negotiate this agreement on commercially reasonable terms, or at all. We anticipate the closing of the new bank credit agreement will occur prior to the termination of our existing bank credit agreement. We believe that the reduced availability of $95 million contemplated under the term sheet, will be, together with cash on hand, cash provided by operations and cash provided by the future sales of securities, sufficient to fund our ongoing operations and budgeted capital expenditures for the next twelve months. We believe our history of positive cash flow and the assets we have available as collateral will help us finalize a new bank credit agreement. As proposed in the term sheet, our new bank credit agreement would result in a decrease in the interest rate of our bank debt. Borrowings under our new bank credit agreement will be secured by a first priority security interest in all of our personal property, mortgages on certain of our real property and a pledge of the capital stock of our subsidiaries (limited to 65% for our foreign subsidiaries), and will contain covenants restricting our ability to incur additional indebtedness, to sell a substantial portion of our assets, to merge or to make acquisitions or investments. It will also obligate us to meet certain financial requirements and will restrict our ability to pay dividends.

      We were in default of certain financial covenants under our existing bank credit agreement as of March 31, 2002. We have obtained a waiver of the defaults along with an amendment that modifies certain covenants prospectively.

Capital Expenditures

      In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Further, our facility rationalization program currently in progress reduces our annual capital expenditure requirements and also provides for transfers of equipment from the rationalized facilities to other operating facilities. Our capital expenditures for fiscal 2002, 2001 and 2000 were $4.8 million, $10.2 million and $7.9 million, respectively. The decreased spending in fiscal 2002 reflects a deferral of certain projects due to soft market conditions as well as reduced needs resulting from our facility rationalization program. The increased spending in fiscal 2001 was the result of our decision to purchase real estate that was previously leased.

Inflation and Other Market Conditions

     Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico and the Pacific Rim. We do not believe that inflation has had a material effect on our results of operations over the periods presented primarily due to low inflation levels over such periods and our ability to generally pass on rising costs through price increases. We did not implement a general price increase in fiscal 2002 due to the soft economic conditions. In the future, there can be no assurance that our business will not be further affected by inflation or that we will be able to pass on cost increases.

Seasonality and Quarterly Results

      Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges attributable to our facility rationalization program, acquisitions and the magnitude of acquisition integration costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

Discontinued Operations

      In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included cash of $20.6 million and an 8% subordinated note in the principal amount of $6.8 million payable over 10 years. We may also receive additional payments of up to $2.0 million from the proceeds of certain designated receivables and up to $10.0 million over the next two years based on the financial performance of the ASI business.

      Accordingly, the ASI operation was reflected as discontinued operations in our financial statements and prior periods have been restated. The income (loss) from discontinued operations was ($7.9) million, $0.3 million and ($5.0) million in fiscal 2002, 2001 and 2000, respectively. The fluctuations were primarily due to the volatility of the automobile industry and the ASI operation's dependence on certain significant customers. The loss on the sale of the discontinued operations was $121.5 million and was reflected in our fiscal 2002 statement of operations.

      Cash used by discontinued operations was $0.3 million and $1.1 million in fiscal 2002 and 2001, respectively, and provided by discontinued operations was $0.9 million in fiscal 2000.

      The net current assets of discontinued operations of $21.5 million were reflected on the March 31, 2002 balance sheet.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the estimates and their underlying assumptions, which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results inevitably will differ from those estimates. We have identified below the accounting policies involving estimates that are critical to our financial statements. Other accounting policies are more fully described in note 2 of notes to our consolidated financial statements.

      Pension and Other Postretirement Benefits.The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Notes 9 and 11, respectively, to our consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

      Insurance Reserves. Our accrued general and product liability reserves as described in Note 13 to our consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

      Inventory and Accounts Receivable Reserves. Slow-moving and obsolete inventory reserves are judgmentally determined based on historical and expected future usage within a reasonable timeframe. Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable agings.

      Long-Lived Assets. Property, plants and equipment and goodwill and other intangibles are depreciated or amortized over their assigned lives. These assets are also periodically measured for impairment. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, we could incur a future impairment charge or a loss on disposal relating to these assets.

Effects of New Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in June 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The adoption of this statement did not have an impact on our consolidated financial statements.

      The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. This statement, which will be effective for our fiscal year beginning on April 1, 2002, must be adopted at the beginning of the fiscal year. We are currently assessing the statement and the impact that adoption will have on our fiscal 2003 consolidated financial statements. Upon adoption, we will stop amortizing goodwill which, based upon current levels of goodwill for continuing operations, would reduce amortization expense by approximately $11 million on an annual basis.

      The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement, which is effective for our fiscal year beginning April 1, 2003, may be adopted as of April 1, 2002. We are currently assessing the statement and the impact, if any, that adoption will have on our fiscal 2003 consolidated financial statements.

     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for our fiscal year beginning April 1, 2002. We are currently assessing the statement and the impact, if any, that adoption will have on our fiscal 2003 consolidated financial statements.

Factors Affecting Our Operating Results

The success of our business is affected by industrial economic conditions.

     Periods of industrial economic slowdown or recession in the United States or other countries, or the public perception that one may occur, could decrease the demand for our products, affect the availability and cost of our products and adversely impact our business. In fiscal 2001, for example, we were negatively impacted by the general slowing in the economy. That impact has continued, and in fiscal 2002 we experienced a loss.

Our significant indebtedness could limit our operational and financial flexibility.

     We have incurred indebtedness that is substantial in relation to our shareholders' equity. As of March 31, 2002, we had total funded debt of approximately $347.9 million. This represents approximately 83% of our total capitalization at that date. We may need to incur additional debt to fund our continued growth. We may not be able to service or refinance our debt at maturity on terms that are acceptable to us. Our debt service, consisting of interest expense and required principal payments, was $32.4 million in fiscal 2002. The degree to which we are leveraged could have other important consequences to holders of our common stock, including the following:

o we must dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which reduces the funds available for our operations;

o a portion of our debt is at variable rates of interest, which makes us vulnerable to increases in interest rates; for example, interest expense in fiscal 2002 would have increased $1.4 million for every percentage point increase in interest rates, based upon average variable rate debt outstanding; and

o our debt instruments contain numerous financial and other restrictive covenants, such as restrictions on paying dividends, incurring additional debt, selling assets and making capital expenditures.

     Our existing bank credit agreement, which had outstanding borrowings of $145.8 million at March 31, 2002, terminates on March 31, 2003. We have received a term sheet for a new bank credit agreement providing for aggregate borrowings up to $95 million that we anticipate the closing of the new bank credit agreement will occur prior to the termination of our existing bank credit agreement. However, the term sheet is not binding on the lenders, and we cannot assure you that we will be able to negotiate this agreement on commercially reasonable terms, or at all. For instance, a new bank credit agreement could result in an increase in the interest rate of our bank debt over the rate we currently pay or more restrictive covenants than our existing bank credit agreement currently contains. If we are unable to enter into a new bank credit agreement by March 31, 2003, our ability to fund our operations will be significantly impaired.

A write-off of all or part of our goodwill could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit agreement.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. As a result of our prior acquisitions, we have a material amount of goodwill recorded on our financial statements. At March 31, 2002 our recorded goodwill was approximately $200.8 million, or approximately 38% of our total assets. We may have to write-off all or a portion of our goodwill if its value becomes impaired. Although any such write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill could also cause us to violate covenants contained in our bank credit agreement that require a minimum level of net worth. Any such violation could disqualify us from making additional borrowings under our bank credit agreement and could require us to refinance or renegotiate the terms of our bank indebtedness.

We may not be able to successfully integrate our acquired companies.

     Historically, a significant portion of our growth has been attributable to acquisitions. Our acquired companies have and will continue to place significant demands on our management, operational and financial resources. Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies' sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. The integration of our acquired companies will continue to demand substantial attention from our senior management and the management of the acquired companies. We cannot assure you that we will be able to successfully integrate our acquired companies, that these companies will operate profitably or that we will realize the potential benefits from these acquisitions.

We may be adversely impacted by our inability to identify and finance future acquisitions.

     Although we have not made any acquisitions since April 1999, we intend to pursue strategic acquisitions again in the future. We cannot provide any assurance that we will be able to identify appropriate future acquisition candidates or, if we do, that we will be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into our existing operations. Consummating an acquisition could require us to raise additional funds through additional equity or debt financing. Additional equity financing could depress the market price of our common stock. Additional debt financing could require us to accept covenants that would, among other things, limit our ability to pay dividends.

Our international operations pose certain risks that may adversely impact sales and earnings.

     We have operations and assets located outside of the United States, primarily in Canada, Mexico, Germany, Denmark, France and China. In addition, we import a portion of our hoist product line from China and Japan, and sell our products to distributors located in approximately 50 countries. Our international operations are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political risks and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

Our business is highly competitive and increased competition could reduce our income and profitability.

     The principal markets that we serve are highly competitive. Competition is based primarily on performance, functionality, price, brand recognition, customer service and support, and product availability. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

Our certificate of incorporation, by-laws and Rights Agreement, as well as the New York Business Corporation Law, contain provisions that could have the effect of deterring takeovers or delaying or preventing changes in control or management of our company.

     Provisions of our certificate of incorporation and by-laws, our Rights Agreement and applicable New York law may discourage, delay or prevent a change in control that shareholders may consider favorable or may impede the ability of the holders of our common stock to change our management. The provisions of our certificate of incorporation and by-laws will:

o authorize our Board of Directors to issue preferred stock in one or more series, without shareholder approval;

o regulate how shareholders may present proposals or nominate directors for election at annual meetings of shareholders; and

o    limit the right of shareholders to remove a director.

     Our Rights Agreement and applicable provisions of New York law impose limitations on persons proposing to acquire us in a transaction not approved by our Board of Directors.

Our future operating results may be affected by fluctuations in steel prices. We may not be able to pass on increases in raw material costs to our customers.

     The principal raw material used in our specialty chain and forging operations is steel. The steel industry as a whole is very cyclical, and at times pricing can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs.

     Through our Purchasing Council, we purchase steel on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected.

We depend on our senior management team and the loss of any member could adversely affect our operations.

     Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel.

We are subject to various environmental laws which may require us to expend significant capital and incur substantial cost.

     Our facilities are subject to many federal, state and local requirements relating to the protection of the environment and we have made, and will continue to make, expenditures to comply with such provisions. Failure to comply with environmental laws, regulations and permits, or changes in such laws, including the imposition of more stringent standards for discharges into the environment, could result in substantial operating costs and capital expenditures in order to maintain compliance and could also include fines and civil and criminal sanctions, third party claims for property damage or personal injury, clean-up costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of such facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including clean-up obligations at these or other locations where materials from our operations were disposed of, which could result in substantial future expenditures that cannot be currently quantified and which could reduce our profits.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
--------          ----------------------------------------------------------

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to various market risks, including commodity prices for raw materials, foreign currency exchange rates and changes in interest rates. We may enter into financial instrument transactions, which attempt to manage and reduce the impact of such changes. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

      Our primary commodity risk is related to changes in the price of steel. We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of our products. We have not entered into financial instrument transactions related to raw material costs.

      In fiscal 2002, approximately 22.5% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Canada, Germany, Denmark, the United Kingdom, Mexico, France and China and sell our products and solutions in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese renminbi. For example, when the U.S. dollar strengthens against the Canadian dollar, the value of our net sales and net income denominated in Canadian dollars decreases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations' net sales and the related expense transactions are denominated in the same currency. In addition, the majority of our export sale transactions are denominated in U.S. dollars. Accordingly, we currently have not invested in derivative instruments, such as foreign exchange contracts, to hedge foreign currency transactions.

      We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions. At March 31, 2002, we had one interest rate swap agreement in effect which converts $40 million of variable rate debt to fixed rate debt. This swap agreement matures in June 2003. We do not have any other swap agreements or similar financial instruments in place. Including the effect of our existing swap agreement, at March 31, 2002, approximately 68% of our outstanding debt had fixed interest rates. At that date, we had approximately $110.7 million of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2002 would have changed interest expense on that outstanding variable rate debt by approximately $1.4 million.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Columbus McKinnon Corporation

 Audited Consolidated Financial Statements as of March 31, 2002:
      Report of Independent Auditors..................................................   F-2
      Consolidated Balance Sheets.....................................................   F-3
      Consolidated Statements of Operations...........................................   F-4
      Consolidated Statements of Shareholders' Equity.................................   F-5
      Consolidated Statements of Cash Flows...........................................   F-6
      Notes to Consolidated Financial Statements......................................   F-7

                         Report of Independent Auditors

Board of Directors
Columbus McKinnon Corporation

     We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /S/ ERNST & YOUNG LLP

Buffalo, New York
June 6, 2002

                         COLUMBUS McKINNON CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,
                                                                                --------------------
                                                                                  2002       2001
                                                                                --------   --------
                                                                                (In thousands, except
                                                                                    share data)
                                    ASSETS
Current assets:
   Cash and cash equivalents................................................... $ 13,068   $ 14,015
   Trade accounts receivable, less allowance for doubtful accounts ($2,337 and
     $2,305, respectively).....................................................   82,266     99,873
   Inventories.................................................................   89,656    108,913
   Net assets held for sale....................................................    4,290      4,270
   Net current assets of discontinued operations...............................   21,497     46,874
   Prepaid expenses............................................................    8,543      5,637
                                                                                --------   --------
Total current assets...........................................................  219,320    279,582
Net property, plant, and equipment.............................................   70,742     77,762
Goodwill and other intangibles, net............................................  200,801    213,301
Marketable securities..........................................................   24,634     22,326
Deferred taxes on income.......................................................    3,133      5,441
Net non-current assets of discontinued operations..............................       --    116,658
Other assets...................................................................    5,665      7,318
                                                                                --------   --------
Total assets................................................................... $524,295   $722,388
                                                                                ========   ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks...................................................... $  2,518   $  3,012
   Trade accounts payable......................................................   31,617     28,525
   Accrued liabilities.........................................................   39,533     41,876
   Restructuring reserve.......................................................      949         --
   Current portion of debt.....................................................  146,663      3,092
                                                                                --------   --------
Total current liabilities......................................................  221,280     76,505
Senior debt, less current portion..............................................    1,509    204,324
Subordinated debt..............................................................  199,681    199,628
Other non-current liabilities..................................................   30,214     34,067
                                                                                --------   --------
Total liabilities..............................................................  452,684    514,524
Shareholders' equity:
   Voting common stock; 50,000,000 shares authorized; 14,895,172 shares issued.      149        149
   Additional paid-in capital..................................................  104,920    105,418
   (Accumulated deficit) retained earnings.....................................  (12,536)   124,806
   ESOP debt guarantee; 417,854 and 504,794 shares.............................   (6,514)    (7,527)
   Unearned restricted stock; 47,318 and 82,670 shares.........................     (414)      (955)
   Accumulated other comprehensive loss........................................  (13,994)   (14,027)
                                                                                --------   --------
Total shareholders' equity.....................................................   71,611    207,864
                                                                                --------   --------
Total liabilities and shareholders' equity..................................... $524,295   $722,388
                                                                                ========   ========

                            See accompanying notes.

                         COLUMBUS McKINNON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                                     ------------------------------------
                                                        2002         2001        2000
                                                      ---------     --------    --------
                                                     (In thousands, except per share data)
Net sales........................................... $ 480,028     $586,168    $609,178
Cost of products sold...............................   359,551      426,659     436,814
                                                      ---------     --------    --------
Gross profit........................................   120,477      159,509     172,364
Selling expenses....................................    43,522       48,393      48,699
General and administrative expenses.................    28,245       34,251      40,468
                                                      ---------     --------    --------
Income from operations before restructuring
  charges and amortization..........................    48,710       76,865      83,197
Restructuring charges...............................     9,569           --          --
Amortization of intangibles.........................    11,013       10,975      11,384
                                                      ---------     --------    --------
Income from operations..............................    28,128       65,890      71,813
Interest and debt expense...........................    29,381       36,329      33,451
Other (income) and expense, net.....................     2,464       (2,160)     (1,320)
                                                      ---------     --------    --------
(Loss) income from continuing operations before
  income tax expense................................    (3,717)      31,721      39,682
Income tax expense..................................     2,301       16,794      17,583
                                                      ---------     --------    --------
(Loss) income from continuing operations............    (6,018)      14,927      22,099
(Loss) income from discontinued operations..........    (7,873)         292      (5,019)
Loss on disposition of discontinued operations......  (121,475)          --          --
                                                      ---------     --------    --------
Total (loss) income from discontinued operations....  (129,348)         292      (5,019)
                                                      ---------     --------    --------
Net (loss) income................................... $(135,366)    $ 15,219    $ 17,080
                                                      =========     ========    ========
Average basic shares outstanding....................    14,414       14,316      14,138

Basic (loss) income per share:
    (Loss) income from continuing operations........ $   (0.41)    $   1.04    $   1.57
    (Loss) income from discontinued operations......     (0.55)        0.02       (0.36)
    Loss on disposition of discontinued operations..     (8.43)          --          --
                                                      ---------     --------    --------
    Basic (loss) income per share................... $   (9.39)    $   1.06    $   1.21
                                                      =========     ========    ========
Average diluted shares outstanding..................    14,414       14,316      14,221

Diluted (loss) income per share:
    (Loss) income from continuing operations........ $   (0.41)    $   1.04    $   1.55
    (Loss) income from discontinued operations......     (0.55)        0.02       (0.35)
    Loss on disposition of discontinued operations..     (8.43)          --          --
                                                      ---------     --------    --------
    Diluted (loss) income per share................. $   (9.39)    $   1.06    $   1.20
                                                      =========     ========    ========


                            See accompanying notes.

                         COLUMBUS McKINNON CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (In thousands, except share and per share data)

                                          Common     Addi-     Retained                         Accumulated
                                          Stock     tional     Earnings     ESOP     Unearned      Other         Total
                                          ($.01     Paid-in  (Accumulated   Debt    Restricted Comprehensive Shareholders'
                                        par value)  Capital    Deficit)   Guarantee   Stock    Income (Loss)    Equity
                                        ---------- --------  ------------ --------- ---------- ------------- -------------
Balance at March 31, 1999..............    $146    $102,313   $ 100,455    $(9,865)  $(1,009)    $ (3,366)     $ 188,674
Comprehensive income:
Net income 2000........................      --          --      17,080         --        --           --         17,080
Change in foreign currency
 translation adjustment................      --          --          --         --        --       (3,129)        (3,129)
Net unrealized gain on investments, net
 of tax expense of $347................      --          --          --         --        --          520            520
Change in minimum pension
 liability adjustment, net of
 tax expense of $239...................      --          --          --         --        --          359            359
                                           ----    --------   ---------    -------   -------     --------      ---------
Total comprehensive income.............      --          --          --         --        --           --         14,830
Earned 101,822 ESOP shares.............      --         590          --      1,162        --           --          1,752
Restricted common stock granted,
 60,700 shares.........................       1       2,871          --         --    (2,872)          --             --
Earned portion of restricted stock.....      --          --          --         --     1,038           --          1,038
Stock options exercised,
 153,008 shares........................       2       1,110          --         --        --           --          1,112
Common dividends declared
 $0.28 per share.......................      --          --      (3,953)        --        --           --         (3,953)
                                           ----    --------   ---------    -------   -------     --------      ---------
Balance at March 31, 2000..............    $149    $106,884   $ 113,582    $(8,703)  $(2,843)    $ (5,616)     $ 203,453
Comprehensive income:
Net income 2001........................      --          --      15,219         --        --           --         15,219
Change in foreign currency
 translation adjustment................      --          --          --         --        --       (5,039)        (5,039)
Net unrealized loss on investments,
 net of tax benefit of $1,954..........      --          --          --         --        --       (2,931)        (2,931)
Change in minimum pension
 liability adjustment, net of
 tax benefit of $294...................      --          --          --         --        --         (441)          (441)
                                           ----    --------   ---------    -------   -------     --------      ---------
Total comprehensive income.............      --          --          --         --        --           --          6,808
Earned 101,765 ESOP shares.............      --         (56)         --      1,176        --           --          1,120
Earned portion and adjustment of
 restricted shares.....................      --      (1,501)         --         --     1,888           --            387
Stock options exercised,
 19,340 shares.........................      --          91          --         --        --           --             91
Common dividends declared
 $0.28 per share.......................      --          --      (3,995)        --        --           --         (3,995)
                                           ----    --------   ---------    -------   -------     --------      ---------
Balance at March 31, 2001..............    $149    $105,418   $ 124,806    $(7,527)  $  (955)    $(14,027)     $ 207,864
Comprehensive income:
Net loss 2002..........................      --          --    (135,366)        --        --           --       (135,366)
Change in foreign currency
 translation adjustment................      --          --          --         --        --          216            216
Net unrealized gain on investments,
 net of tax expense of $1,445..........      --          --          --         --        --        2,168          2,168
Unrealized loss on derivatives
 qualifying as hedges, net of
 tax benefit of $282...................      --          --          --         --        --         (424)          (424)
Change in minimum pension
 liability adjustment, net of
 tax benefit of $1,285.................      --          --          --         --        --       (1,927)        (1,927)
                                           ----    --------   ---------    -------   -------     --------      ---------
Total comprehensive loss...............                                                                         (135,333)
Earned 86,939 ESOP shares..............      --        (169)         --      1,013        --           --            844
Earned portion and adjustment of
 restricted shares.....................      --        (329)         --         --       541           --            212
Common dividends declared
 $0.14 per share.......................      --          --      (1,976)        --        --           --         (1,976)
                                           ----    --------   ---------    -------   -------     --------      ---------
Balance at March 31, 2002..............    $149    $104,920   $ (12,536)   $(6,514)  $  (414)    $(13,994)     $  71,611
                                           ====    ========   =========    =======   =======     ========      =========

                            See accompanying notes.

                         COLUMBUS McKINNON CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year ended March 31,
                                                                               ----------------------------
                                                                                 2002      2001      2000
                                                                               --------  --------  --------
                                                                                      (In thousands)
Operating activities:
Net (loss) income from continuing operations.................................. $ (6,018) $ 14,927  $ 22,099
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
   Depreciation and amortization..............................................   22,462    22,675    22,935
   Deferred income taxes......................................................      166        84     3,586
   Unrealized loss on investments.............................................    2,757        --        --
   Other......................................................................    2,177     1,148       687
   Changes in operating assets and liabilities net of effects from businesses purchased:
       Trade accounts receivable..............................................   14,644    12,449   (10,520)
       Inventories............................................................   18,876    (4,433)    9,127
       Prepaid expenses.......................................................   (1,276)      622      (221)
       Other assets...........................................................    1,328      (985)    1,284
       Trade accounts payable.................................................    3,677    (1,152)   (9,240)
       Accrued and non-current liabilities....................................   (8,996)   (7,065)    4,527
                                                                               --------  --------  --------
Net cash provided by operating activities of continuing operations............   49,797    38,270    44,264
                                                                               --------  --------  --------
Investing activities:
Purchase of marketable securities, net........................................   (1,794)   (2,064)   (3,318)
Capital expenditures..........................................................   (4,753)  (10,179)   (7,923)
Proceeds from sale of business................................................      890        --        --
Proceeds from sale of property, plant, and equipment..........................    1,750        --        --
Purchase of businesses, net of cash acquired..................................       --        --    (6,430)
Net assets held for sale......................................................    2,280     5,002    (1,058)
                                                                               --------  --------  --------
Net cash used in investing activities of continuing operations................   (1,627)   (7,241)  (18,729)
                                                                               --------  --------  --------
Financing activities:
Proceeds from issuance of common stock, net...................................       --        --         3
Net payments under revolving line-of-credit agreements........................  (43,678)  (12,262)  (17,922)
Repayment of debt.............................................................   (3,047)   (3,737)   (2,538)
Payment of deferred financing costs...........................................     (794)     (687)     (997)
Dividends paid................................................................   (1,976)   (3,995)   (3,953)
Change in ESOP debt guarantee.................................................    1,013     1,176     1,162
                                                                               --------  --------  --------
Net cash used in financing activities of continuing operations................  (48,482)  (19,505)  (24,245)
Effect of exchange rate changes on cash.......................................     (306)   (4,026)   (1,486)
                                                                               --------  --------  --------
Net cash (used in) provided by continuing operations..........................     (618)    7,498      (196)
Net cash (used in) provided by discontinued operations........................     (329)   (1,065)      911
                                                                               --------  --------  --------
Net change in cash and cash equivalents.......................................     (947)    6,433       715
Cash and cash equivalents at beginning of year................................   14,015     7,582     6,867
                                                                               --------  --------  --------
Cash and cash equivalents at end of year...................................... $ 13,068  $ 14,015  $  7,582
                                                                               ========  ========  ========
Supplementary cash flows data:
   Interest paid.............................................................. $ 29,887  $ 36,764  $ 33,929
   Income taxes paid.......................................................... $  3,262  $ 20,381  $ 16,818

                            See accompanying notes.

                         COLUMBUS McKINNON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Business Acquisitions

   Columbus McKinnon Corporation (the Company) is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position or secure material. Key products include hoists, cranes, chain and forged attachments. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers (OEMs), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling solutions businesses deal primarily with end-users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. During fiscal 2002, approximately 71% of sales were to customers in the United States. The operations of Automatic Systems, Inc. (ASI) have been reflected as a discontinued operation and as more fully described in Note 3, the consolidated financial statements for all periods presented have been restated to reflect this change.

   On April 29, 1999, the Company acquired all of the outstanding stock of Washington Equipment Company (WECO), a regional manufacturer and servicer of overhead cranes. The total cost of the acquisition, which was accounted for as a purchase, was approximately $6.4 million and was financed by proceeds from the Company's revolving debt facility. The consolidated statement of operations and the consolidated statement of cash flows for the year ended March 31, 2000 include WECO activity since its April 29, 1999 acquisition by the Company.

2.  Accounting Principles and Practices

  Cash and Cash Equivalents

   The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

  Concentrations of Labor

   Approximately 26% of the Company's employees are represented by nine separate domestic and Canadian collective bargaining agreements which terminate at various times between August 2002 and April 2007. Approximately 6% of the labor force is covered by collective bargaining agreements that will expire within one year. In addition, the Company hires union production workers for field installation under its material handling systems contracts.

                         COLUMBUS McKINNON CORPORATION

  Consolidation

   These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

  Derivative Financial Instruments

   Derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in derivatives fair values are deferred until the underlying transaction occurs at which point they are then recognized in the statement of operations. All derivates are carried at fair value in the balance sheet. The fair value of derivatives are determined by reference to quoted market prices. The Company's use of derivative instruments is limited to cash flow hedges of certain interest rate risks.

  Foreign Currency Translations

   The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive income (loss) in the shareholders' equity section of the balance sheet.

  Goodwill

   It is the Company's policy to account for goodwill and other intangible assets at the lower of amortized cost or fair value based on discounted cash flows, if indicators of impairment exist. The Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related businesses. Goodwill is amortized on a straight-line basis over twenty-five years. At March 31, 2002 and 2001 accumulated amortization was $58,343,000 and $47,330,000, respectively. As more fully disclosed in Note 21, effective April 1, 2003 the Company will account for goodwill in accordance with Statement of Financial Accounting Standards No. 142.

  Inventories

   Inventories are valued at the lower of cost or market. Costs of approximately 56% of inventories at March 31, 2002 (48% in 2001) have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

  Marketable Securities

   All of the Company's marketable securities, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore

                         COLUMBUS McKINNON CORPORATION
recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) within shareholders' equity unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the statement of operations within other income and expense, net. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in other income and expense, net on the consolidated statements of operations.

   The marketable securities are carried as long-term assets since they are held for the settlement of a portion of the Company's general liability and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

  Net Assets Held for Sale

   Certain non-operating real estate properties and equipment were acquired as part of the 1996 acquisition of Yale Industrial Products, Inc. Certain of these properties were sold during fiscal 1998 through fiscal 2002 and additional monies were advanced to further the development of the properties with the remaining assets held for sale expected to be sold in fiscal 2003. They have been recorded at the lower of cost or their estimated realizable values net of disposal costs on the consolidated balance sheet and amount to $1,990,000 and $4,270,000 as of March 31, 2002 and 2001, respectively.

   In addition at March 31, 2002, net assets held for sale includes $2,300,000 as the carrying value of a recently closed and vacated facility which is currently for sale.

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

  Related Party Transactions

   The Company entered into a consulting agreement with the Chairman of the Board of Directors on October 1, 2001. The agreement provides compensation at a monthly rate of $23,750 and continues through December 31, 2003.

  Research and Development

   Research and development costs as defined in FAS No. 2, for the years ended March 31, 2002, 2001 and 2000 were $1,328,000, $975,000 and $1,156,000, respectively.

                         COLUMBUS McKINNON CORPORATION

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

   The Company recognizes contract revenues on construction contracts under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined.

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

3.  Discontinued Operations

   In May 2002, the Company sold substantially all of the assets of ASI. The ASI business was the principal business unit in the Company's former Solutions
- Automotive segment. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable over 10 years. The Company may also receive additional payments of up to $1,960,000 from proceeds of certain ASI accounts receivable and up to an aggregate of $10,000,000 over the next two years based on the financial performance of the ASI business. The measurement date for this discontinued operation was April 10, 2002, prior to the issuance of the fiscal 2002 consolidated financial statements. Accordingly, the impact of the prospective transaction has been recorded in fiscal 2002. The Company recorded an after-tax loss of $121,475,000 or $8.43 per diluted share and reflected ASI as a discontinued operation in the fourth quarter of fiscal 2002. The impairment loss included closing costs from the transaction and estimated operating losses of the discontinued operation from April 1, 2002 through May 10, 2002, the date of the sale. The impairment loss was due primarily to the write-off of $104,000,000 of goodwill and a $17,475,000 loss related to the write-off of the remaining net assets in excess of the selling price. The net current assets of discontinued operations at March 31, 2002 represent the net cash proceeds received upon disposal as well as the realized tax benefit. The consolidated financial statements and related notes for all periods presented have been restated, where applicable, to reflect the ASI business as a discontinued operation.

                         COLUMBUS McKINNON CORPORATION

   In accordance with Emerging Issues Task Force (EITF) 87-24, "Allocation of Interest to Discontinued Operations," the Company allocated interest to the discontinued operations based upon the net principal amount of debt that was paid down with the proceeds from the sale of such operation. This resulted in an interest allocation of approximately $905,000, $1,280,000 and $1,325,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

   Operating results of discontinued operations were as follows:

                                                                 Year Ended March 31,
                                                             ------------------------------------
                                                                2002         2001        2000
                                                              ---------     --------    --------
                                                             (In thousands, except per share data)
Net revenue................................................. $ 137,070     $141,804    $127,076
                                                              ---------     --------    --------
(Loss) income before income taxes...........................    (9,350)       3,023      (5,024)
Income tax (benefit) expense................................    (1,477)       2,731          (5)
                                                              ---------     --------    --------
(Loss) income from operations of discontinued business......    (7,873)         292      (5,019)
Loss on disposal of business (net of tax benefit of $9,464).  (121,475)          --          --
                                                              ---------     --------    --------
(Loss) income from discontinued operations.................. $(129,348)    $    292    $ (5,019)
                                                              =========     ========    ========
Diluted (loss) income per share from discontinued operations $   (8.98)    $    .02    $   (.35)
                                                              =========     ========    ========

4.  Inventories

   Inventories consisted of the following:

                                                  March 31,
                                              -----------------
                                                2002     2001
                                              -------  --------
                                                (In thousands)
                At cost--FIFO basis:
                    Raw materials............ $48,477  $ 56,603
                    Work-in-process..........  13,735    17,110
                    Finished goods...........  34,417    41,850
                                              -------  --------
                                               96,629   115,563
                LIFO cost less than FIFO cost  (6,973)   (6,650)
                                              -------  --------
                Net inventories.............. $89,656  $108,913
                                              =======  ========

5.  Marketable Securities

   Marketable securities are held for the settlement of a portion of the Company's general liability and products liability insurance claims filed through the Company's subsidiary, CM Insurance Company, Inc. (see Notes 2 and
13).

   The following is a summary of available-for-sale securities at March 31, 2002:

                                         Gross      Gross    Estimated
                                       Unrealized Unrealized   Fair
                                Cost     Gains      Losses     Value
                               ------- ---------- ---------- ---------
                                           (In thousands)
         Government securities $ 6,353   $  258      $  6     $ 6,605
         Equity securities....  14,833    3,447       251      18,029
                               -------   ------      ----     -------
                               $21,186   $3,705      $257     $24,634
                               =======   ======      ====     =======

                         COLUMBUS McKINNON CORPORATION

   At March 31, 2002, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $2,757,000 for the year ended March 31, 2002, classified within other (income) and expense, net. The above schedule reflects the reduced cost base.

   In April 2002, all securities in the portfolio were sold and reinvested in short-term cash equivalents.

   The following is a summary of available-for-sale securities at March 31, 2001:

                                         Gross      Gross    Estimated
                                       Unrealized Unrealized   Fair
                                Cost     Gains      Losses     Value
                               ------- ---------- ---------- ---------
                                           (In thousands)
         Government securities $ 6,265   $  305     $   --    $ 6,570
         Equity securities....  16,226    3,043      3,513     15,756
                               -------   ------     ------    -------
                               $22,491   $3,348     $3,513    $22,326
                               =======   ======     ======    =======

   Net unrealized gain or loss included in the balance sheet amounted to a $3,448,000 gain at March 31, 2002 and a $165,000 loss at March 31, 2001. The amounts, net of related income taxes of $1,379,000 and $(66,000) at March 31, 2002 and 2001, respectively, are reflected as a component of accumulated other comprehensive income (loss) within shareholders' equity.

6.  Property, Plant, and Equipment

   Consolidated property, plant, and equipment of the Company consisted of the following:

                                                            March 31,
                                                        -----------------
                                                          2002     2001
                                                        -------- --------
                                                         (In thousands)
       Land and land improvements...................... $  5,812 $  5,845
       Buildings.......................................   31,472   30,613
       Machinery, equipment, and leasehold improvements   99,198   99,243
       Construction in progress........................    3,677    2,812
                                                        -------- --------
                                                         140,159  138,513
       Less accumulated depreciation...................   69,417   60,751
                                                        -------- --------
       Net property, plant, and equipment.............. $ 70,742 $ 77,762
                                                        ======== ========

   Depreciation expense from continuing operations was $11,449,000, $11,700,000, and $11,551,000 for the years ended March 31, 2002, 2001, and
2000, respectively.

                         COLUMBUS McKINNON CORPORATION

7.  Accrued Liabilities and Other Non-current Liabilities

   Consolidated accrued liabilities of the Company consisted the following:

                                                  March 31,
                                               ---------------
                                                2002    2001
                                               ------- -------
                                               (In thousands)
                  Accrued payroll............. $10,915 $13,361
                  Accrued pension cost........   5,434   2,579
                  Interest payable............   8,975   9,481
                  Accrued workers compensation   4,070   3,068
                  Income taxes payable........      --   2,362
                  Other accrued liabilities...  10,139  11,025
                                               ------- -------
                                               $39,533 $41,876
                                               ======= =======

   Consolidated other non-current liabilities of the Company consisted the following:

                                                          March 31,
                                                       ---------------
                                                        2002    2001
                                                       ------- -------
                                                       (In thousands)
         Accumulated postretirement benefit obligation $10,181 $12,640
         Accrued general and product liability costs..  16,274  15,388
         Other non-current liabilities................   3,759   6,039
                                                       ------- -------
                                                       $30,214 $34,067
                                                       ======= =======

8.  Debt

   Consolidated debt of the Company consisted of the following:

                                                                        March 31,
                                                                    -----------------
                                                                      2002     2001
                                                                    -------- --------
                                                                     (In thousands)
Revolving Credit Facility with availability up to $150,000,000, due
  March 31, 2003, with interest payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's
  leverage ratio, amounting to 325 basis points at March 31, 2002
  (5.49% and 7.76% at March 31, 2002 and 2001)..................... $145,800 $202,000
Other senior debt..................................................    2,372    5,416
                                                                    -------- --------
Total senior debt..................................................  148,172  207,416
8 1/2% Senior Subordinated Notes due March 31, 2008
  with interest payable in semi-annual installments at 8.45%
  effective rate, recorded net of unamortized discount of $319
  ($372 at March 31, 2001)                                           199,681  199,628
                                                                    -------- --------
Total..............................................................  347,853  407,044
Less current portion...............................................  146,663    3,092
                                                                    -------- --------
                                                                    $201,190 $403,952
                                                                    ======== ========

                         COLUMBUS McKINNON CORPORATION

   The Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement places certain debt covenant restrictions on the Company including, but not limited to, maximum annual cash dividends of $10 million.

   The Company did not comply with certain of the financial covenants as of March 31, 2002. Effective June 6, 2002, the senior lenders agreed to waive the non-compliance as of March 31, 2002 and amended the financial covenants for the quarters ended June 30, September 30, and December 31, 2002. The Company believes that they will be able to comply with the amended covenants.

   The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt which matures in June 2003. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive (loss) income, net of tax. The fair value of the derivative at March 31, 2002 was a $706,000 liability.

   The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair market value of $183,000,000 which is less than the carrying cost of $199,681,000.

   Provisions of the 8 1/2% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

   The principal payments scheduled to be made as of March 31, 2002 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):

               2003.................................... $146,663
               2004....................................      224
               2005....................................      162
               2006....................................      123
               2007....................................      122

   It is management's intent to refinance the Revolving Credit Facility prior to its expiration on March 31, 2003.

   As of March 31, 2002, the Company had letters of credit outstanding of $6.8 million.

                         COLUMBUS McKINNON CORPORATION

9.  Retirement Plans

   The Company provides defined benefit pension plans to certain employees. The following provides a reconciliation of benefit obligation, plan assets, and funded status of plans:

                                                             March 31,
                                                         -----------------
                                                           2002      2001
                                                         --------  -------
                                                           (In thousands)
    Change in benefit obligation:
        Benefit obligation at beginning of year......... $ 75,008  $71,320
        Service cost....................................    3,961    3,772
        Interest cost...................................    5,580    5,099
        Actuarial loss (gain)...........................    3,373   (1,821)
        Benefits paid...................................   (4,905)  (3,362)
                                                         --------  -------
        Benefit obligation at end of year............... $ 83,017  $75,008
                                                         ========  =======
    Change in plan assets:
        Fair value of plan assets at beginning of year.. $ 76,182  $73,464
        Actual (loss) return on plan assets.............   (4,349)   1,079
        Employer contribution...........................    3,578    5,001
        Benefits paid...................................   (4,905)  (3,362)
                                                         --------  -------
        Fair value of plan assets at end of year........ $ 70,506  $76,182
                                                         ========  =======
        Funded Status................................... $(12,511) $ 1,174
        Unrecognized transition amount..................       --      (28)
        Unrecognized actuarial loss (gain)..............   12,373   (1,872)
        Unrecognized prior service cost.................    1,191    1,607
                                                         --------  -------
        Net amount recognized........................... $  1,053  $   881
                                                         ========  =======

   Amounts recognized in the consolidated balance sheets are as follows:

             Intangible asset.................... $   903  $ 1,029
             Accrued liabilities.................  (4,933)  (2,020)
             Accumulated other comprehensive loss   5,083    1,872
                                                  -------  -------
             Net amount recognized............... $ 1,053  $   881
                                                  =======  =======

                         COLUMBUS McKINNON CORPORATION

   Net periodic pension cost included the following components:

                                                      Year Ended March 31,
                                                   -------------------------
                                                     2002     2001     2000
                                                   -------  -------  -------
                                                         (In thousands)
  Service costs--benefits earned during the period $ 3,961  $ 3,772  $ 4,329
  Interest cost on projected benefit obligation...   5,580    5,099    4,805
  Expected return on plan assets..................  (6,526)  (6,303)  (5,732)
  Net amortization................................     213      136      251
                                                   -------  -------  -------
  Net periodic pension cost....................... $ 3,228  $ 2,704  $ 3,653
                                                   =======  =======  =======

   The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $76,652,000 and $62,507,000, respectively, as of March 31, 2002 and $57,644,000 and $55,546,000, respectively, as of March 31, 2001.

   The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $69,363,000 and $61,734,000 respectively as of March 31, 2002 and $10,973,000 and $9,363,000, respectively as of March 31, 2001.

   The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

   The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of all of the defined benefit plans was 7.25% and 7.5% as of March 31, 2002 and 2001, respectively. Future average compensation increases are assumed to be 4.0% and 4.5% per year as of March 31, 2002 and 2001, respectively. The weighted-average expected long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8 5/8% for the year ended March 31, 2002 and 8 7/8% for both of the years ended March 31, 2001 and 2000. Plan assets consist of equities, corporate and government securities, and fixed income annuity contracts.

   The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

   The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,790,000, $2,190,000 and $1,660,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

   Substantially all of the Company's domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $845,000, $1,120,000 and $1,752,000 in fiscal 2002, 2001 and 2000, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and are applied toward debt service.

   At March 31, 2002 and 2001, 966,769 and 953,851 of ESOP shares, respectively, were allocated or available to be allocated to participants' accounts. At March 31, 2002 and 2001, 417,854 and 504,794 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

   The fair market value of unearned ESOP shares at March 31, 2002 amounted to $5,349,000.

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

                         COLUMBUS McKINNON CORPORATION

   The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following sets forth a reconciliation of benefit obligations and the funded status of the plan:

                                                                  March 31,
                                                             ------------------
                                                               2002      2001
                                                             --------  --------
                                                               (In thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year................. $ 12,626  $ 11,640
    Service cost............................................       82        80
    Interest cost...........................................      891       820
    Actuarial loss..........................................    1,255     1,509
    Benefits paid...........................................   (1,480)   (1,423)
    Impact of curtailment...................................     (836)       --
                                                             --------  --------
    Benefit obligation at end of year....................... $ 12,538  $ 12,626
                                                             ========  ========
    Funded status........................................... $(12,538) $(12,626)
    Unrecognized actuarial loss.............................    2,664     2,407
    Unrecognized prior service gain.........................     (307)   (2,421)
                                                             --------  --------
    Net amount recognized in other non-current liabilities.. $(10,181) $(12,640)
                                                             ========  ========

   Net periodic postretirement benefit cost included the following:

                                                                Year Ended March 31,
                                                               ---------------------
                                                                 2002    2001   2000
                                                               -------  -----  -----
                                                                   (In thousands)
Service cost--benefits attributed to service during the period $    82  $  80  $  84
Interest cost.................................................     891    820    816
Amortization of prior service gain............................    (807)  (807)  (807)
Amortization of plan net losses...............................     162     --     --
Curtailment gain..............................................  (1,307)    --     --
                                                               -------  -----  -----
    Net periodic postretirement benefit cost.................. $  (979) $  93  $  93
                                                               =======  =====  =====

   For measurement purposes, a 9.0% annual rate of increase in the per capita cost of postretirement medical benefits was assumed at the beginning of the period; the rate was assumed to decrease 1.0% per year to 5.0% by 2006. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.5% as of March 31, 2002 and 2001, respectively.

   Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                        One Percentage One Percentage
                                                        Point Increase Point Decrease
                                                        -------------- --------------
                                                               (In thousands)
Effect on total of service and interest cost components      $ 54          $ (49)
Effect on postretirement obligation....................       532           (486)

                         COLUMBUS McKINNON CORPORATION

12.  Earnings per Share and Stock Plans

  Earnings per Share

   The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of stock options. The effect of dilutive employee stock options has not been included for the year ended March 31, 2002 since this would be antidilutive as a result of the Company's net loss.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Year Ended March 31,
                                                                  --------------------------
                                                                     2002     2001     2000
                                                                  ---------  ------- -------
                                                                        (In thousands)
Numerator for basic and diluted earnings per share:
    (Loss) income from continuing operations..................... $  (6,018) $14,927 $22,099
    Total (loss) income from discontinued operations.............  (129,348)     292  (5,019)
                                                                  ---------  ------- -------
    Net (loss) income............................................ $(135,366) $15,219 $17,080
                                                                  =========  ======= =======
Denominators:
    Weighted-average common stock outstanding - denominator for
      basic EPS..................................................    14,414   14,316  14,138
    Effect of dilutive employee stock options....................        --       --      83
                                                                  ---------  ------- -------
    Adjusted weighted-average common stock outstanding and
      assumed conversions - denominator for diluted EPS..........    14,414   14,316  14,221
                                                                  =========  ======= =======

   The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 10).

  Stock Plans

   The Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

                         COLUMBUS McKINNON CORPORATION

   A summary of option transactions during each of the three fiscal years in the period ended March 31, 2002 is as follows:

                                               Year Ended March 31,
                                           ----------------------------
        Number of Shares                      2002      2001     2000
        ----------------                   ---------  -------  --------
        Outstanding at beginning of year..   671,535  674,750   353,348
        Granted...........................   762,000   32,700   481,410
        Canceled..........................   (27,375) (16,575)   (7,000)
        Exercised.........................        --  (19,340) (153,008)
                                           ---------  -------  --------
        Outstanding at end of year........ 1,406,160  671,535   674,750
                                           =========  =======  ========
        Exercisable at end of year........   394,153  241,285   137,840
        Available for grant at end of year    76,340  810,965   827,090

   Exercise prices for options outstanding as of March 31, 2002, ranged from $9.00 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2002:

                                                            Weighted-average
                             Stock Options Weighted-average    Remaining
    Range of Exercise Prices  Outstanding   Exercise Price  Contractual Life
    ------------------------ ------------- ---------------- ----------------
        Up to $10.00........     748,950        $ 9.97            9.4
        $10.01 to $20.00....     194,100         14.63            5.9
        $20.01 to $30.00....     463,110         21.27            7.0
                               ---------        ------            ---
                               1,406,160        $14.34            8.1
                               =========        ======            ===

   The following table provides certain information with respect to stock options exercisable at March 31, 2002:

                                     Stock Options Weighted-average
            Range of Exercise Prices  Outstanding   Exercise Price
            ------------------------ ------------- ----------------
                Up to $10.00........      5,737         $ 9.13
                $10.01 to $20.00....    152,361          15.47
                $20.01 to $30.00....    236,055          21.44
                                        -------         ------
                                        394,153         $18.95
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

   Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Black-Scholes option valuation model was developed for use in

                         COLUMBUS McKINNON CORPORATION
estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for issued options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions and yielding the following pro forma results:

                                                  Year Ended March 31,
                                             ------------------------------------
                                                2002         2001        2000
                                              ---------     --------    --------
                                             (In thousands, except for assumptions
                                              and earnings per share data)
    Assumptions:
        Risk-free interest rate.............       4.5%         5.2%        6.1%
        Dividend yield--Incentive Plan......       0.0%         2.9%       1.35%
        Volatility factor...................       444        0.435       0.352
        Expected life--Incentive Plan.......   5 years      5 years     5 years
    Pro forma results:
        Net (loss) income................... $(136,697)    $ 14,809    $ 16,099
        (Loss) earnings per share, basic....     (9.48)        1.03        1.14
        (Loss) earnings per share, diluted..     (9.48)        1.03        1.13

   The weighted-average fair value of options granted in 2002, 2001, and 2000 was $4.66, $4.42 and $7.56 per share, respectively.

   The Company maintains a Restricted Stock Plan, under which the Company had no shares reserved for issuance at March 31, 2002 and 2001. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they are issued. It is then ratably amortized over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant. There were 60,700 shares issued during the year ended March 31, 2000.

13.  Loss Contingencies

   General and Product Liability--$15,603,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 2002 ($14,663,000 at March 31, 2001) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 6.09% and

                         COLUMBUS McKINNON CORPORATION

8.42%, to the undiscounted reserves of $19,510,000 and $18,620,000 at March 31, 2002 and 2001, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 5).

14.  Restructuring Charges

   In June 2001, the Company recorded an $8.8 million pre-tax charge to cover costs associated with the closure of its hoist manufacturing facility in Forrest City, Arkansas. The charges consisted mainly of plant closing charges ($6.0 million), accrued compensation and employee benefits ($2.0 million), and other restructuring costs ($0.8 million).

   In August 2001, the Company recorded a $0.7 million pre-tax charge to cover costs associated with the closure of its chain manufacturing facility in Richmond, British Columbia, Canada. The charges consisted mainly of accrued compensation and employee benefits ($0.4 million), plant closing charges ($0.2 million), and other restructuring costs ($0.1 million).

   Restructuring reserves at March 31, 2002 consist mainly of severance and employee benefits. The net carrying value of the recently closed and vacated Forrest City facility is included in assets held for sale (see Note 2) at March 31, 2002.

   The manufacturing facilities in Forrest City, Arkansas and Richmond, British Columbia, Canada were both included in the Products segment.

15.  Income Taxes

   The following is a reconciliation of the difference between the effective tax rate and the statutory federal tax rate:

                                                     Year Ended March 31,
                                                  -------------------------
                                                    2002     2001     2000
                                                  -------  -------  -------
                                                        (In thousands)
   Computed statutory provision.................. $(1,301) $11,102  $13,889
   State income taxes net of federal benefit.....     501    1,075    1,909
   Nondeductible goodwill amortization...........   2,752    2,753    2,753
   Foreign taxes greater than statutory provision     922      923      878
   Research and development credit...............  (1,031)    (400)    (400)
   Other.........................................     458    1,341   (1,446)
                                                  -------  -------  -------
   Actual tax provision.......................... $ 2,301  $16,794  $17,583
                                                  =======  =======  =======

                         COLUMBUS McKINNON CORPORATION

   The provision for income tax expense consisted of the following:

                                                 Year Ended March 31,
                                               ------------------------
                                                2002     2001    2000
                                               ------  -------  -------
                                                    (In thousands)
        Current income tax expense:
            Federal taxes..................... $ (198) $11,893  $ 8,249
            State taxes.......................  1,012    1,345    2,136
            Foreign...........................  1,483    3,599    3,319
        Deferred income tax (benefit) expense:
            Domestic..........................   (317)     395    3,658
            Foreign...........................    321     (438)     221
                                               ------  -------  -------
                                               $2,301  $16,794  $17,583
                                               ======  =======  =======

   The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes." The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                           March 31,
       -                                              ------------------
                                                        2002      2001
                                                      --------  --------
                                                        (In thousands)
       Deferred tax assets:
         Insurance reserves.......................... $  8,589  $  9,560
         Accrued vacation and incentive costs........    1,387     1,867
         Other.......................................    6,435     6,015
                                                      --------  --------
             Total gross deferred tax assets.........   16,411    17,442
                                                      --------  --------
       Deferred tax liabilities:
         Insurance reserves..........................   (4,661)   (5,935)
         Property, plant, and equipment..............   (6,349)   (6,757)
                                                      --------  --------
             Total gross deferred tax liabilities....  (11,010)  (12,692)
                                                      --------  --------
               Net deferred tax asset................ $  5,401  $  4,750
                                                      ========  ========

   Deferred income taxes are presented within the consolidated balance sheet as follows:

                                                      March 31,
                                                   ---------------
                                                    2002     2001
                                                   ------- -------
                                                    (In thousands)
            Current deferred tax asset (liability) $ 2,268 $  (691)
            Net non-current deferred tax asset....   3,133   5,441
                                                   ------- -------
                  Net deferred tax asset.......... $ 5,401 $ 4,750
                                                   ======= =======

   The current deferred tax asset (liability) is included in prepaid expense (accrued liabilities).

                         COLUMBUS McKINNON CORPORATION

   Income before income tax expense includes foreign subsidiary income of $2,436,000, $6,394,000, and $7,602,000 for the years ended March 31, 2002,
2001, and 2000, respectively. United States income taxes have not been provided on certain unremitted earnings of approximately $25,000,000 at March 31, 2002 of the Company's foreign subsidiaries as such earnings are considered to be permanently reinvested.

16.   Rental Expense and Lease Commitments

   Rental expense for the years ended March 31, 2002, 2001 and 2000 was $3,225,000, $5,103,000, and $3,763,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2002 under non-cancelable operating leases extending beyond one year (in thousands):

                                      Real   Vehicles and
               Year Ended March 31, Property  Equipment   Total
               -------------------- -------- ------------ ------
                       2003........   $724      $1,877    $2,601
                       2004........    729       1,596     2,325
                       2005........    700       1,271     1,971
                       2006........    474         592     1,066
                       2007........    135         238       373

17.  Summary Financial Information

   The following information sets forth the condensed consolidating summary financial information of the parent and domestic subsidiaries (guarantors), which guarantee the 81/2% senior subordinated notes, and the foreign subsidiaries (nonguarantors). The domestic subsidiaries are wholly owned and the guarantees are full, unconditional, joint and several.

   As of and for the year ended March 31, 2002:

                                                                 Domestic     Foreign
                                                       Parent  Subsidiaries Subsidiaries Eliminations Consolidated
                                                      -------- ------------ ------------ ------------ ------------
                                                                             (In thousands)
As of March 31, 2002:
Current assets:
   Cash.............................................. $  8,024  $  (1,701)    $  6,745    $      --     $ 13,068
   Trade accounts receivable.........................   53,724      6,895       21,647           --       82,266
   Inventories.......................................   43,357     23,525       23,723         (949)      89,656
   Net assets held for sale..........................    2,300      1,990           --           --        4,290
   Net current assets of discontinued operations.....       --     21,497           --           --       21,497
   Other current assets..............................    6,647     (1,682)       3,578           --        8,543
                                                      --------  ---------     --------    ---------     --------
      Total current assets...........................  114,052     50,524       55,693         (949)     219,320
Net property, plant, and equipment...................   35,893     18,385       16,464           --       70,742
Goodwill and other intangibles, net..................   36,370    121,051       43,380           --      200,801
Intercompany balances................................  277,846   (292,844)     (59,486)      74,484           --
Other non-current assets.............................   76,893    159,710       (1,408)    (201,763)      33,432
                                                      --------  ---------     --------    ---------     --------
      Total assets................................... $541,054  $  56,826     $ 54,643    $(128,228)    $524,295
                                                      ========  =========     ========    =========     ========
Current liabilities.................................. $190,014  $  11,335     $ 20,353    $    (422)    $221,280
Debt, less current portion...........................  199,536         --        1,654           --      201,190
Other non-current liabilities........................   16,196     11,203        2,815           --       30,214
                                                      --------  ---------     --------    ---------     --------
      Total liabilities..............................  405,746     22,538       24,822         (422)     452,684
Shareholders' equity.................................  135,308     34,288       29,821     (127,806)      71,611
                                                      --------  ---------     --------    ---------     --------
      Total liabilities and shareholders' equity..... $541,054  $  56,826     $ 54,643    $(128,228)    $524,295
                                                      ========  =========     ========    =========     ========

                         COLUMBUS McKINNON CORPORATION

                                                                       Domestic     Foreign
                                                            Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                                           --------  ------------ ------------ ------------ ------------
                                                                                  (In thousands)

For the Year Ended March 31, 2002:
Net sales................................................. $222,957   $ 170,265     $107,944     $(21,138)   $ 480,028
Cost of products sold.....................................  164,150     134,031       82,533      (21,163)     359,551
                                                           --------   ---------     --------     --------    ---------
Gross profit..............................................   58,807      36,234       25,411           25      120,477
                                                           --------   ---------     --------     --------    ---------
Selling, general and administrative expenses..............   34,539      17,163       20,065           --       71,767
Restructuring charges.....................................    9,416          --          153           --        9,569
Amortization of intangibles...............................    2,140       6,461        2,412           --       11,013
                                                           --------   ---------     --------     --------    ---------
                                                             46,095      23,624       22,630           --       92,349
                                                           --------   ---------     --------     --------    ---------
Income from operations....................................   12,712      12,610        2,781           25       28,128
Interest and debt expense.................................   28,869          --          512           --       29,381
Other (income) and expense, net...........................    4,773      (2,076)        (233)          --        2,464
                                                           --------   ---------     --------     --------    ---------
(Loss) income from continuing operations before income tax
 expense..................................................  (20,930)     14,686        2,502           25       (3,717)
Income tax expense........................................   (6,838)      7,419        1,710           10        2,301
                                                           --------   ---------     --------     --------    ---------
(Loss) income from continuing operations..................  (14,092)      7,267          792           15       (6,018)
(Loss) on discontinued operations.........................       --      (7,873)          --           --       (7,873)
(Loss) on disposal of discontinued operations.............       --    (121,475)          --           --     (121,475)
                                                           --------   ---------     --------     --------    ---------
Net (loss) income......................................... $(14,092)  $(122,081)    $    792     $     15    $(135,366)
                                                           ========   =========     ========     ========    =========

For the Year Ended March 31, 2002:
Operating activities:
Cash provided by (used in) operating activities........... $ 63,500   $ (17,965)    $  5,914     $ (1,652)   $  49,797
Investing activities:
Purchase of marketable securities, net....................   (1,794)         --           --           --       (1,794)
Capital expenditures......................................   (6,923)      3,162         (992)          --       (4,753)
Proceeds from sale of business............................      890          --           --           --          890
Proceeds from sale of property, plant and equipment.......       --          --        1,750           --        1,750
Net assets held for sale..................................       --       2,280           --           --        2,280
                                                           --------   ---------     --------     --------    ---------
Net cash (used in) provided by investing activities.......   (7,827)      5,442          758           --       (1,627)
Financing activities:
Net (payments) borrowings under revolving
 line-of-credit agreements................................  (56,200)     13,016         (494)          --      (43,678)
Repayment of debt.........................................     (851)         --       (2,196)          --       (3,047)
Dividends paid............................................   (1,808)         --       (1,820)       1,652       (1,976)
Other.....................................................      219          --           --           --          219
                                                           --------   ---------     --------     --------    ---------
Net cash (used in) provided by financing activities.......  (58,640)     13,016       (4,510)       1,652      (48,482)
Effect of exchange rate changes on cash...................      (26)         --         (280)          --         (306)
                                                           --------   ---------     --------     --------    ---------
Net cash (used in) provided by continuing operations......   (2,993)        493        1,882           --         (618)
Net cash used in discontinued operations..................       --        (329)          --           --         (329)
                                                           --------   ---------     --------     --------    ---------
Net change in cash and cash equivalents...................   (2,993)        164        1,882           --         (947)
Cash and cash equivalents at beginning of year............   11,017      (1,865)       4,863           --       14,015
                                                           --------   ---------     --------     --------    ---------
Cash and cash equivalents at end of year.................. $  8,024   $  (1,701)    $  6,745     $     --    $  13,068
                                                           ========   =========     ========     ========    =========

                         COLUMBUS McKINNON CORPORATION

   As of and for the year ended March 31, 2001:
                                                                       Domestic     Foreign
                                                            Parent   Subsidiaries Subsidiaries Eliminations Consolidated
                                                           --------  ------------ ------------ ------------ ------------
                                                                                  (In thousands)
As of March 31, 2001:
Current assets:
   Cash................................................... $ 11,017   $  (1,865)    $  4,863    $             $ 14,015
   Trade accounts receivable and unbilled revenues........   65,932      12,268       21,673           --       99,873
   Inventories............................................   47,012      33,820       29,055         (974)     108,913
   Net assets held for sale...............................       --       4,270           --           --        4,270
   Net current assets of discontinued operations..........       --      46,874           --           --       46,874
   Other current assets...................................    5,368      (2,919)       3,188           --        5,637
                                                           --------   ---------     --------    ---------     --------
      Total current assets................................  129,329      92,448       58,779         (974)     279,582
Net property, plant, and equipment........................   34,599      25,212       17,951           --       77,762
Goodwill and other intangibles, net.......................   38,992     127,688       46,621           --      213,301
Intercompany balances.....................................  168,763    (334,599)     (63,864)     229,700           --
Net non-current assets of discontinued operations.........       --     116,658           --           --      116,658
Other non-current assets..................................  226,711     161,070       (2,017)    (350,679)      35,085
                                                           --------   ---------     --------    ---------     --------
      Total assets........................................ $598,394   $ 188,477     $ 57,470    $(121,953)    $722,388
                                                           ========   =========     ========    =========     ========
Current liabilities....................................... $ 39,673   $  15,228     $ 21,966    $    (362)    $ 76,505
Debt, less current portion................................  400,137          --        3,815           --      403,952
Other non-current liabilities.............................   15,529      15,804        2,734           --       34,067
                                                           --------   ---------     --------    ---------     --------
      Total liabilities...................................  455,339      31,032       28,515         (362)     514,524
Shareholders' equity......................................  143,055     157,445       28,955     (121,591)     207,864
                                                           --------   ---------     --------    ---------     --------
      Total liabilities and shareholders' equity.......... $598,394   $ 188,477     $ 57,470    $(121,953)    $722,388
                                                           ========   =========     ========    =========     ========

For the Year Ended March 31, 2001:
Net sales................................................. $252,128   $ 237,673     $119,475    $ (23,108)    $586,168
Cost of products sold.....................................  175,181     184,235       90,260      (23,017)     426,659
                                                           --------   ---------     --------    ---------     --------
Gross profit..............................................   76,947      53,438       29,215          (91)     159,509
                                                           --------   ---------     --------    ---------     --------
Selling, general and administrative expenses..............   39,196      23,331       20,117           --       82,644
Amortization of intangibles...............................    2,011       6,535        2,429           --       10,975
                                                           --------   ---------     --------    ---------     --------
                                                             41,207      29,866       22,546           --       93,619
                                                           --------   ---------     --------    ---------     --------
Income (loss) from operations.............................   35,740      23,572        6,669          (91)      65,890
Interest and debt expense.................................   35,783         (32)         578           --       36,329
Other (income) and expense, net...........................   (1,621)       (236)        (303)          --       (2,160)
                                                           --------   ---------     --------    ---------     --------
Income (loss) from continuing operations before income tax
 expense..................................................    1,578      23,840        6,394          (91)      31,721
Income tax expense........................................    2,326      11,344        3,161          (37)      16,794
                                                           --------   ---------     --------    ---------     --------
(Loss) income from continuing operations..................     (748)     12,496        3,233          (54)      14,927
Income from discontinued operations.......................       --         292           --           --          292
                                                           --------   ---------     --------    ---------     --------
Net (loss) income......................................... $   (748)  $  12,788     $  3,233    $     (54)    $ 15,219
                                                           ========   =========     ========    =========     ========

                         COLUMBUS McKINNON CORPORATION

                                                                    Domestic     Foreign
                                                          Parent  Subsidiaries Subsidiaries Eliminations Consolidated
                                                         -------  ------------ ------------ ------------ ------------
                                                                                (In thousands)

For the Year Ended March 31, 2001:
Operating activities:
Cash provided by (used in) operating activities......... $19,831    $10,457      $ 9,054      $(1,072)     $ 38,270
Investing activities:
Purchase of marketable securities, net..................  (2,064)        --           --           --        (2,064)
Capital expenditures....................................  (4,419)    (4,961)        (799)          --       (10,179)
Net assets held for sale................................      --      5,002           --           --         5,002
                                                         -------    -------      -------      -------      --------
Net cash (used in) provided by investing activities.....  (6,483)        41         (799)          --        (7,241)
Financing activities:
Net (payments) borrowings under revolving line-of-credit
 agreements.............................................  (3,000)    (9,597)         335           --       (12,262)
Repayment of debt.......................................  (1,579)        --       (2,158)          --        (3,737)
Dividends paid..........................................  (3,995)        --       (1,072)       1,072        (3,995)
Other...................................................     489         --           --           --           489
                                                         -------    -------      -------      -------      --------
Net cash (used in) provided by financing activities.....  (8,085)    (9,597)      (2,895)       1,072       (19,505)
Effect of exchange rate changes on cash.................      --         --       (4,026)          --        (4,026)
                                                         -------    -------      -------      -------      --------
Net cash provided by continuing operations..............   5,263        901        1,334           --         7,498
Net cash used in discontinued operations................      --     (1,065)          --           --        (1,065)
                                                         -------    -------      -------      -------      --------
Net change in cash and cash equivalents.................   5,263       (164)       1,334           --         6,433
Cash and cash equivalents at beginning of year..........   5,754     (1,701)       3,529           --         7,582
                                                         -------    -------      -------      -------      --------
Cash and cash equivalents at end of year................ $11,017    $(1,865)     $ 4,863      $    --      $ 14,015
                                                         =======    =======      =======      =======      ========

18.  Business Segment Information

    As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.

    Segment information as of and for the years ended March 31, 2002, 2001, and 2000 is as follows:

                                                    Year Ended March 31, 2002
                                                   ---------------------------
                                                   Products Solutions  Total
                                                   -------- --------- --------
                                                         (In thousands)
 Sales to external customers...................... $404,731  $75,297  $480,028
 Operating income before restructuring charges and
   amortization...................................   47,045    1,665    48,710
 Depreciation and amortization....................   19,515    2,947    22,462
 Total assets.....................................  438,294   64,504   502,798
 Capital expenditures.............................    3,904      849     4,753

                         COLUMBUS McKINNON CORPORATION

                                                  Year Ended March 31, 2001
                                                 ---------------------------
                                                 Products Solutions  Total
                                                 -------- --------- --------
                                                       (In thousands)
   Sales to external customers.................. $478,898 $107,270  $586,168
   Operating income before restructuring charges
     and amortization...........................   73,096    3,769    76,865
   Depreciation and amortization................   19,859    2,816    22,675
   Total assets.................................  487,551   71,305   558,856
   Capital expenditures.........................    9,889      290    10,179

                                                  Year Ended March 31, 2000
                                                 ---------------------------
                                                 Products Solutions  Total
                                                 -------- --------- --------
                                                       (In thousands)
   Sales to external customers.................. $511,287  $97,891  $609,178
   Operating income before restructuring charges
     and amortization...........................   75,371    7,826    83,197
   Depreciation and amortization................   19,843    3,092    22,935
   Total assets.................................  505,461   73,801   579,262
   Capital expenditures.........................    7,805      118     7,923

   The following provides a reconciliation of operating income before restructuring charges and amortization to consolidated income before income tax expense:

                                                     Year Ended March 31,
                                                 ----------------------------
                                                   2002      2001      2000
                                                 --------  --------  --------
                                                        (In thousands)
 Operating income before restructuring charges
   and amortization............................. $ 48,710  $ 76,865  $ 83,197
 Restructuring charges of Products segment......   (9,569)       --        --
 Amortization of intangibles....................  (11,013)  (10,975)  (11,384)
 Interest and debt expense......................  (29,381)  (36,329)  (33,451)
 Other income and (expense).....................   (2,464)    2,160     1,320
                                                 --------  --------  --------
 (Loss) income from continuing operations before
   income tax expense........................... $ (3,717) $ 31,721  $ 39,682
                                                 ========  ========  ========

   Financial information relating to the Company's operations by geographic area is as follows:

                                     Year Ended March 31,
                                  --------------------------
                                    2002     2001     2000
                                  -------- -------- --------
                                        (In thousands)
                    Net sales:
                    United States $374,070 $470,195 $482,658
                    Europe.......   70,097   71,967   71,076
                    Canada.......   29,340   36,635   49,716
                    Other........    6,521    7,371    5,728
                                  -------- -------- --------
                        Total.... $480,028 $586,168 $609,178
                                  ======== ======== ========

                         COLUMBUS McKINNON CORPORATION

                                               Year Ended March 31,
                                            --------------------------
                                              2002     2001     2000
                                            -------- -------- --------
                                                  (In thousands)
          Assets:
          United States.................... $388,669 $437,522 $452,234
          Europe...........................   92,541   94,908   95,601
          Canada...........................   17,071   21,936   27,130
          Other............................    4,517    4,490    4,297
                                            -------- -------- --------
          Assets of continuing operations..  502,798  558,856  579,262
          Assets of discontinued operations   21,497  163,532  152,575
                                            -------- -------- --------
              Total........................ $524,295 $722,388 $731,837
                                            ======== ======== ========

19.   Selected Quarterly Financial Data (Unaudited)

   As a result of the restatement related to the discontinued operations as discussed in Note 3, the quarterly information set forth below for net sales, gross profit, income from operations, and income (loss) from continuing operations does not agree to the amounts previously reported in the quarterly Form 10-Qs filed during fiscal year 2002.

   As previously reported:

                                                        Three Months Ended
                                               -----------------------------------
                                                July 1,   September 30, December 30,
                                                 2001         2001          2001
                                               --------   ------------- ------------
                                               (In thousands, except per share data)
Net sales..................................... $175,905     $171,577      $137,747
Gross profit..................................   34,958       32,974        31,988
Income from operations........................    3,084        8,371         9,228
Net (loss) income............................. $ (4,661)    $ (1,332)     $    (92)
                                               ========     ========      ========
Net (loss) income per share--basic and diluted $  (0.32)    $  (0.09)     $  (0.01)
                                               ========     ========      ========

   Restated to reflect discontinued operations presentation:

                                                                  Three Months Ended
                                                    ----------------------------------------------
                                                     July 1,  September 30, December 30, March 31,
                                                      2001        2001          2001       2002
                                                    --------  ------------- ------------ ---------
                                                         (In thousands, except per share data)
   Net sales....................................... $129,086    $122,542      $113,922   $ 114,478
   Gross profit....................................   33,473      31,194        29,924      25,886
   Income from operations..........................    4,922       9,840        10,293       3,073
   (Loss) income from continuing operations........   (2,819)        268         1,244      (4,711)
   Loss from discontinued operations...............   (1,842)     (1,600)       (1,336)     (3,095)
   Loss on disposal of discontinued operations.....       --          --            --    (121,475)
   Net (loss) income............................... $ (4,661)   $ (1,332)     $    (92)  $(129,281)
                                                    ========    ========      ========   =========
   Net (loss) income per share--basic and diluted:
   Continuing operations........................... $  (0.19)   $   0.02      $   0.09   $   (0.34)
   Discontinued operations.........................    (0.13)      (0.11)        (0.10)      (0.21)
   Loss on disposal of discontinued operations.....       --          --            --       (8.41)
                                                    --------    --------      --------   ---------
   Net loss (income)............................... $  (0.32)   $  (0.09)     $  (0.01)  $   (8.96)
                                                    ========    ========      ========   =========

                         COLUMBUS McKINNON CORPORATION

    As previously reported:

                                                    Three Months Ended
                                        ------------------------------------------
                                        July 2,  October 1, December 31, March 31,
                                         2000       2000        2000       2001
                                        -------- ---------- ------------ ---------
                                          (In thousands, except per share data)
Net sales.............................. $188,378  $188,994    $175,078   $143,141
Gross profit...........................   47,214    44,990      39,534     40,919
Income from operations.................   20,378    18,680      13,672     16,949
Net income............................. $  5,946  $  4,388    $  1,296   $  3,879
                                        ========  ========    ========   ========
Net income per share--basic and diluted $   0.42  $   0.31    $   0.09   $   0.25
                                        ========  ========    ========   ========

    Restated to reflect discontinued operations presentation:

                                                            Three Months Ended
                                                -----------------------------------------
                                                July 2,  October 1, December 31, March 31,
                                                 2000       2000        2000       2001
                                                -------- ---------- ------------ ---------
                                                  (In thousands, except per share data)
Net sales...................................... $152,499  $150,738    $139,790   $143,141
Gross profit...................................   42,897    40,255      35,438     40,919
Income from operations.........................   19,024    17,149      12,768     16,949
Income from continuing operation...............    5,682     4,037       1,329      3,879
Income (loss) from discontinued operations.....      264       351         (33)      (290)
Net income..................................... $  5,946  $  4,388    $  1,296   $  3,589
                                                ========  ========    ========   ========
Net income (loss) per share--basic and diluted:
Continuing operations.......................... $   0.40  $   0.29    $   0.09   $   0.27
Discontinued operations........................     0.02      0.02       (0.00)     (0.02)
                                                --------  --------    --------   --------
Net income..................................... $   0.42  $   0.31    $   0.09   $   0.25
                                                ========  ========    ========   ========

20.  Accumulated Other Comprehensive Loss

    The components of accumulated other comprehensive loss are as follows:

                                                              March 31,
                                                         ------------------
                                                           2002      2001
                                                         --------  --------
                                                           (In thousands)
    Net unrealized investment (losses) gains--net of tax $  2,069  $    (99)
    Derivatives qualifying as hedges--net of tax........     (424)       --
    Minimum pension liability adjustment--net of tax....   (3,050)   (1,123)
    Foreign currency translation adjustment.............  (12,589)  (12,805)
                                                         --------  --------
    Accumulated other comprehensive loss................ $(13,994) $(14,027)
                                                         ========  ========

21.   Effects of New Accounting Pronouncements

    The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations" in June 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of

                         COLUMBUS McKINNON CORPORATION
the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The adoption of this Statement did not have an impact on the consolidated financial statements.

   The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June of 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. This statement, which will be effective for the Company's fiscal year beginning on April 1, 2002, must be adopted at the beginning of the fiscal year. The Company is currently assessing the Statement and the impact that the requirement to assess impairment upon adoption will have on the fiscal 2003 consolidated financial statements. Upon adoption, the Company will stop amortizing goodwill which, based upon current levels of goodwill for continuing operations, would reduce amortization expense by approximately $11 million on an annual basis.

   The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement, which is effective for the Company's fiscal year beginning April 1, 2003, may be adopted as of April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our fiscal 2003 consolidated financial statements.

   The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our fiscal 2003 consolidated financial statements.

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosures
                  -------------------------

     None.

                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of the Registrant.
--------          ---------------------------------------------------

     The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2002 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 11.          Executive Compensation
--------          ----------------------

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2002 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2002 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2002 and upon the filing of such Proxy Statement, is incorporated by reference herein.

                                     PART IV
                                     -------

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
-------           Form 8-K.
                  -------------------------------------------------------
(a)(1)   Financial Statements:
         ---------------------
         The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:



         Reference                                                                                Page No.
         ---------                                                                                --------

         Report of Independent Auditors                                                           F-2

         Consolidated balance sheets - March 31, 2002 and 2001                                    F-3

         Consolidated statements of operations - Years ended March 31, 2002 and 2001              F-4

         Consolidated statements of shareholders' equity - Years ended March 31, 2002,            F-5
            2001 and 2000

         Consolidated statements of cash flows - Years ended March 31, 2002, 2001 and             F-6
            2000

         Notes to consolidated financial statements                                               F-7 to F-33

(a)(2)   Financial Statement Schedule:
         -----------------------------

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

     3.2 Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated May 17, 1999).

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

    4.5 Second Supplemental Indenture among Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

    4.6 Third Supplemental Indenture among G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors,
               Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc., LICO Steel,
               Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company,
               N.A., as trustee, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

    4.7 Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarterly period ended October 3, 1999).

  # 4.8 Fifth Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Automatic Systems, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of April 4, 2002.

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

    10.4 Amendment No. 3 to Amended and Restated Term Loan Agreement by and among Fleet Bank, Columbus McKinnon Corporation and Karen
               L. Howard, Timothy R. Harvey, and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (incorporated by reference to Exhibit
               10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

    10.5 Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated August 5, 1996 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1999).

    10.6 First Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 16, 1996 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

    10.7 Second Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated March 31, 1998 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

    10.8 Third Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 30, 1998 (incorporated by reference to Exhibit
               10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

    10.9 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

    10.10 Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank, and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 9, 1998).

    10.11 First Amendment, dated as of September 23, 1998, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998).

    10.12 Second Amendment, dated as of February 12, 1999, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional leaders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

    10.13 Third Amendment dated as of November 16, 1999, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1999).

    10.14 Fourth Amendment and Waiver, dated as of February 15, 2000, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2000).

    10.15 Fifth Amendment, dated as of September 28, 2000, to the Credit Agreement, dated as of March 31,1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000).

    10.16 Sixth Amendment, dated as of February 5, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

    10.17 Seventh Amendment, dated as of June 26, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit
               10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

    10.18 Eighth Amendment, dated as of November 21, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001).

    10.19 Ninth Amendment, dated as of February 12, 2002, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001).

  #10.20 Tenth Amendment, dated as of April 16, 2002, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

  #10.21 Eleventh Amendment, dated as of June 6, 2002, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.



  *10.22       Columbus McKinnon Corporation Employee Stock Ownership Plan
               Restatement Effective April 1, 1989 (incorporated by reference to Exhibit 10.23 to the Company's Registration
               Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  *10.23       Amendment No. 1 to the Columbus McKinnon Corporation Employee
               Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's
               Registration Statement No. 33-80687 on Form S-1 dated
               December 21, 1995).

  *10.24       Amendment No. 2 to the Columbus McKinnon Corporation Employee
               Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form
               10-K for the fiscal year ended March 31, 1997).

  *10.25       Amendment No. 3 to the Columbus McKinnon Corporation Employee
               Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form
               10-K for the fiscal year ended March 31, 1997).

  *10.26       Amendment No. 4 of the Columbus McKinnon Corporation Employee
               Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

  *10.27       Amendment No. 5 to the Columbus McKinnon Corporation Employee
               Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

  *10.28       Amendment No. 6 to the Columbus McKinnon Corporation Employee
               Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

  *10.29       Amendment No. 7 to the Columbus McKinnon Corporation Employee
               Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

 #*10.30       Amendment No. 8 to the Columbus McKinnon Corporation Employee
               Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 26, 2002.

  *10.31       Columbus McKinnon Corporation Personal Retirement Account Plan
               Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No.
               33-80687 on Form S-1 dated December 21, 1995).

  *10.32       Amendment No. 1 to the Columbus McKinnon Corporation Employee
               Stock Ownership Trust Agreement (formerly known as the Columbus
               McKinnon Corporation Personal Retirement Account Plan Trust
               Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company's Registration
               Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  *10.33       Amendment and Restatement of Columbus McKinnon Corporation 1995
               Incentive Stock Option Plan (incorporated by reference to Exhibit
               10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  *10.34       Columbus McKinnon Corporation Restricted Stock Plan
               (incorporated by reference to Exhibit 10.28 to the Company's
               Registration Statement No. 33-80687 on Form S-1 dated
               December 21, 1995).

  *10.35       Amendment and Restatement of Columbus McKinnon Corporation
               Non-Qualified Stock Option Plan (incorporated by reference to
               Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  *10.36       Columbus McKinnon Corporation Thrift [401(k) Plan] 1989
               Restatement Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

  *10.37 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1999).

  *10.38 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               2000).

#*10.39 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated
               March 26, 2002.

  *10.40 Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  *10.41 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

  *10.42 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  *10.43 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#*10.44 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit
               Plan, dated March 26, 2002.

  *10.45 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  *10.46 Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy
               T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock,
               Karen L. Howard, Lois H. Demler, Timothy R. Harvey,
               John Hansen and Neal Wixson (incorporated by reference to
               Exhibit 10.33 to the Company's Annual Report on
               Form 10-K for the fiscal year ended March, 31, 1998).

  *10.47 Columbus McKinnon Corporation Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001).

  *10.48 Consulting Agreement dated as of October 1, 2001 between Columbus McKinnon Corporation and Herbert P. Ladds,
               Jr. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001).

   10.49 Asset Purchase Agreement dated as of May 10, 2002 by and among Automatic Systems, Inc., Columbus McKinnon
               Corporation and ASI Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 29, 2002).

  #21.1        Subsidiaries of the Registrant.

  #23.1        Consent of Ernst & Young LLP.


* Indicates a management contract or compensation plan or arrangement. # Filed herewith

(b)      Reports on Form 8-K:

              On March 8, 2002, the Company filed a Current Report on Form 8-K with respect to a press release issued to announce the solicitation of consents from the holders of its outstanding 8 1/2% Senior Subordinated Notes due 2008 to amend certain provisions of the Indenture pursuant to which such notes were issued.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 11, 2002

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



                 Signature                                        Title                                     Date
                 ---------                                        -----                                     ----
     S/    TIMOTHY T. TEVENS                   President and Chief Executive Officer                   June 11, 2002
------------------------------------                 (Principal Executive Officer)
     Timothy T. Tevens

    S/   ROBERT L. MONTGOMERY, JR.             Executive Vice President, Chief Financial
------------------------------------               Officer and Director                                June 11, 2002
    Robert L. Montgomery, Jr.                      (Principal Financial Officer and
                                                   Principal Accounting Officer)

     S/   HERBERT P. LADDS, JR.                Chairman of the Board of Directors                      June 11, 2002
------------------------------------
     Herbert P. Ladds, Jr.

     S/   L. DAVID BLACK                       Director                                                June 11, 2002
------------------------------------
     L. David Black

    S/   CARLOS PASCUAL                        Director                                                June 11, 2002
------------------------------------
    Carlos Pascual

    S/   RICHARD H. FLEMING                    Director                                                June 11, 2002
------------------------------------
    Richard H. Fleming