Form 10-K
period 2003-03-31
COLUMBUS MCKINNON CORP
filed 2003-06-30
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2003

Commission file number 0-27618

COLUMBUS McKINNON CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-0547600
(State of Incorporation)	(I.R.S. Employer Identification Number)

140 John James Audubon Parkway

Amherst, New York 14228-1197

(Address of principal executive offices, including zip code)

(716) 689-5400

(Registrant’s telephone number, including area code)

Securities pursuant to section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value (and rights attached thereto)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002 was $62,738,392, based upon the closing price of the Company’s common shares as quoted on the Nasdaq National Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 31, 2003 was: 14,896,172 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2003 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2003 Annual Report on Form 10-K

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Factors Affecting Our Operating Results.” We use words like “will,” “may,” “should,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “future” and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

PART I

Item 1.    Business.

General

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the domestic market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our brand names, including CM, Coffing, Duff-Norton, Shaw-Box and Yale, are among the most recognized and well-respected in our marketplace.

The Building of Our Business

Founded in 1875, we have grown to our current size and leadership position largely as the result of the 14 businesses we acquired since February 1994. These acquisitions have significantly broadened our product lines and services and expanded our geographic, end-user markets and our customer base. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, efficient manufacturing techniques and global operations, all of which are critical to our long-term growth strategy. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization, and aggressively managing their cost structures to improve operating efficiencies. The history of our Products and Solutions acquisitions since 1994 is outlined below (purchase price in millions):

Date of Acquisition	Acquired Company	Purchase Price	Products/Services
April 1999	Washington Equipment Company	$6.4	Overhead cranes
March 1999	GL International(1)	20.6	Overhead cranes
January 1999	Camlok/Tigrip	10.6	Plate clamps, crane weighers
December 1998	Gautier	2.9	Rotary unions, swivel joints
August 1998	Abell-Howe Crane	7.0	Overhead cranes
March 1998	ASI(2)	155.0	Design and manufacture of custom conveyor systems
January 1998	Univeyor	15.0	Design and manufacture of powered roller conveyor systems
December 1996	Lister	7.0	Cement kiln, anchor and buoy chain
October 1996	Yale(3)	270.0	Hoists, scissor lift tables, actuators, jacks and rotary unions
November 1995	Lift-Tech	63.0	Hoists
October 1995	Endor	2.0	Hoists
January 1995	Cady Lifters	0.8	Below-the-hook lifters
December 1994	Conco	0.8	Operator controlled manipulators
February 1994	Durbin-Durco	2.4	Load securing equipment and attachments

(1)	In January 2002, we sold Handling Systems & Conveyors, Inc., a subsidiary of GL International.
(2)	In May 2002, we sold substantially all of the assets of Automatic Systems, Inc. (“ASI”) and in March 2003, we sold LICO Steel, Inc., a subsidiary of Audubon West, formerly ASI.
(3)	In August 1998, we sold the Mechanical Products division of Yale.

Our Position in the Industry

The U.S. material handling industry is generally divided into the following sectors:

•	overhead material handling and lifting devices;
•	continuous materials movement;
•	wheeled handling devices;
•	pallets, containers and packaging;
•	storage equipment and shop furniture;
•	automation systems and robots; and
•	services and unbundled software.

The breadth of our products and services enables us to participate in each of these sectors, except for pallets, containers and packaging and storage equipment and shop furniture. This diversification, together with our extensive and varied distribution channels, minimizes our dependence on any particular product, market or customer. We believe that none of our competitors offers the variety of products or services in the markets we serve.

We believe that the demand for our products and services will increase in the future as a result of several favorable trends. These trends include:

•    Productivity Enhancement.    In recent years, employers have responded to competitive pressures by seeking to maximize productivity and efficiency. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

•    Safety Regulations and Concerns.    Driven by federal and state workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act, and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

•    Consolidation of Suppliers.    In an effort to reduce costs and increase productivity, our customers and end-users are increasingly consolidating their suppliers. We believe that our competitive strengths will enable us to benefit from this consolidation and enhance our market share.

•    Outsourcing of Material Handling Project Design and Management.    More of our distributor partners and end-user customers are outsourcing non-core business functions to improve productivity and cost efficiency. This has created opportunities for us to assume the project design, management and implementation responsibilities for both workstation and facility-wide material handling systems.

•    Workforce Diversity.    The percentages of women, disabled and older persons in the work force and the tasks they perform are continuing to increase. Our products enable many workplace tasks to be performed safely, efficiently and with less physical stress. We believe that increasing diversity in the workforce will continue to increase demand for our products.

Our Competitive Strengths

•    Comprehensive Product Line and Strong Brand Name Recognition.    We believe we offer the most comprehensive product lines in the markets we serve. The breadth of product lines enables us to provide a “one-stop shop” to many of our distributors who are looking to consolidate their suppliers. In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Shaw-Box and Yale, are among the most recognized and respected in the industry. We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.

•    Leading Market Position and Reputation.    We are the largest manufacturer of hoists, alloy and high strength carbon steel chain and operator-controlled manipulators in North America. We have developed our leading market position over our 125-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. Over 60% of our domestic net sales in fiscal 2003 were from product categories in which we believe we hold the leading market share. We believe that the strength of our established products and brands and our leading market position provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

•    Low-Cost Manufacturing Capability.    We believe we are a low-cost manufacturer and we will continue to consolidate our manufacturing operations and reduce our manufacturing costs through the following initiatives:

—	Rationalization and Consolidation. In fiscal 2003 and fiscal 2002, we conducted projects to close manufacturing plants and warehouses, as more fully described in Our Strategy on the next page of this document.

—	Lean Manufacturing. In fiscal 2002, we initiated Lean Manufacturing techniques, facilitating substantial inventory reductions, a significant decline in required manufacturing floor area, decreased product lead time and improved productivity.

—	Purchasing Council. We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs.

—	Vertical Integration. We manufacture many of the parts and components used in our manufacture of hoists and cranes, resulting in reduced costs.

—	International Expansion. Our continued expansion of our manufacturing facilities in China and Mexico, along with opening additional sales offices in Europe, South America and the Far East, provides us with another cost efficient platform to manufacture and distribute certain of our products.

•    Distribution Channel Diversity and Strength.    Our products are sold to over 20,000 general and specialty distributors and OEMs, as well as to over 100 consumer outlets. We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups. Over the past decade, there has been significant consolidation among distributors of material handling equipment. We have benefited from this consolidation and have maintained and enhanced our relationships with our leading distributors, as well as formed new relationships. We believe our extensive North American distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

•    Strong After-Market Sales and Support.    We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction. We have a large installed base of hoists and chain that drives our after-market sales for components and repair parts and is a stable source of higher margin business. We maintain strong relationships with our customers and provide prompt aftermarket service to end-users of our products through our authorized network of 13 chain repair stations and over 350 hoist service and repair stations.

•    Experienced Management Team.    Our senior management team provides a depth and continuity of experience in the material handling industry, with our top six executives possessing an average of 19 years of experience with us. Our management has experience in aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth.

Our Strategy

•    Reduce Our Operating Costs.    Our objective is to remain a low-cost producer. We continuously seek ways to reduce our operating costs and increase our manufacturing productivity. In furtherance of this objective, we have undertaken the following:

—	Rationalization of Facilities. Consolidating acquired operations is an integral part of our acquisition strategy. In fiscal 2003 and fiscal 2002, we conducted projects to close ten manufacturing plants and three warehouses, consolidate a number of similar product lines and standardize certain component parts. All of those projects are complete, except three projects relating to closure of manufacturing plants will be completed in early fiscal 2004. Properties relating to those closures have been sold or are currently in the process of being marketed.

—	Implementation of Lean Manufacturing. Through fiscal 2003, we have instituted Lean Manufacturing at 14 of our major facilities. In fiscal 2003 and 2002, largely as a result of our Lean Manufacturing initiatives, we recaptured approximately 150,000 square feet of manufacturing floor area and consolidated an additional 800,000 square feet from closed facilities. Additionally, we reduced inventories by approximately $28 million, improved productivity and achieved significant reductions in product lead times. Our Lean Manufacturing initiative complements our strategy of integrating and consolidating our manufacturing facilities.

—	Leverage Purchasing Power. The Columbus McKinnon Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power, which has grown through acquisitions and has resulted in significant savings for our Company.

•    Increase Our Domestic Organic Growth.    We intend to use our competitive advantages to increase our domestic and international market share across all of our product lines through the following initiatives:

—	Leverage Strong Competitive Position. Our large diversified customer base, our extensive distribution channels and our close relationships with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users. Additionally, we continue to implement our CraneMart™ initiative launched in 1999 to build an integrated North American network of independent and company-owned crane builders. CraneMart™ participants purchase our products and parts for incorporation in their products as well as for distribution and are provided a full range of services, including best pricing, parts distribution rights, technical support and shared resources.

—	Introduce New Products. We continue to expand our business by developing new material handling products and services and expand the breadth of our product lines to address customer needs. Recent new product introductions include:

•	light-weight high speed industrial air hoists;
•	a variety of new forged lifting attachments;
•	global wire rope hoists used in overhead cranes;
•	hand hoists and lever tools manufactured at our Chinese plants;
•	top-running and underhung end-trucks used in the crane builder industry; and
•	hand pallet trucks used in warehouse and factory applications;.

•    Increase Our Penetration of International Markets.    Our international sales comprised 32.8% of our net sales in fiscal 2003 and grew at a compounded annual rate of 6.7%, from $107.5 million in fiscal 1998 to $148.4 million in fiscal 2003. We sell to distributors in approximately 50 countries and have international manufacturing facilities in Mexico, Germany, the United Kingdom, Denmark, France and China. In addition to new product introductions, we intend to increase international sales and enhance margins by:

—	Expanding Our Sales and Service Presence. We continue to expand our sales and service presence in the major market areas of Europe, Asia and South America through our sales offices and warehouse facilities in Europe, Thailand, Brazil and Mexico.

—	Increasing Sales and Improving Margins. We intend to increase our sales and improve our margins by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in Mexico and China. We have recently constructed a third manufacturing facility in China and are expanding our manufacturing capacity and distribution channels in Mexico. In addition, we have opened additional sales offices in Europe, South America and the Far East.

•    Pursue Selected Divestitures.    Our strategy is to exit businesses that (i) are not integrated, either operationally or through sales and marketing, with the rest of our Company; (ii) have market channels and customers different from the business of our core Products segment; (iii) are not designated as recipients of significant investment of corporate resources in the foreseeable future; or (iv) have had, and are expected to continue to have, low returns on our investment of financial and management resources. For example, in fiscal 2003, we sold our ASI and LICO Steel businesses after determining that they did not meet our criteria for continuing investment. We periodically review our businesses and are currently evaluating strategic alternatives for our Duff-Norton, Societe D’Exploitation des Raccords Gautier, Positech, American Lifts, Lister Chain & Forge, CM Shredder, Larco Industrial Services and Univeyor businesses. In the aggregate, these businesses generated fiscal 2003 sales and EBITDA of $98.3 million and $5.0 million, respectively. The proceeds from divestitures will provide additional liquidity and improve the flexibility of our capital structure.

Our Segments

We currently report our operations in two business segments, Products and Solutions.

Our Products segment designs, manufactures and distributes a broad range of material handling products for various industrial applications and for consumer use. Products in this segment include a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook special purpose lifters. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of commercial distributors and to end-users. The end-users of our products are in manufacturing plants, power utility facilities and warehouses. Some of our products have farming, mining and logging applications, and we serve a niche market for entertainment productions. We also sell some of our products to the consumer market through a variety of retailers and wholesalers.

Our Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of operator-controlled manipulators and tire shredders. This segment also included our LICO steel erection operation, which was divested in March 2003. The products and services of this segment are highly engineered, are typically built to order and are primarily sold directly to end-users for specific applications in a variety of industries.

Note 20 to our consolidated financial statements included elsewhere in this annual report provides information related to our business segments in accordance with generally accepted accounting principles. Summary information concerning our business segments for fiscal 2001, 2002 and 2003 is set forth below.

	Fiscal Years Ended March 31,
	2001		2002		2003
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
	(Dollars in millions)
Net Sales
Products	$478.9	81.7	$404.7	84.3	$388.1	85.6
Solutions	107.3	18.3	75.3	15.7	65.2	14.4

Total	$586.2	100.0	$480.0	100.0	$453.3	100.0

	Amount	% of Segment Sales	Amount	% of Segment Sales	Amount	% of Segment Sales
Income from Operations before Restructuring Charges and Amortization
Products	$73.1	15.3	$47.0	11.6	$33.6	8.7
Solutions	3.8	3.5	1.7	2.2	(0.3)	(0.4)

Total	$76.9	13.1	$48.7	10.1	$33.3	7.4

Products Segment

Products

Our Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use and has total assets of approximately $450.6 million as of March 31, 2003. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of distributors. Approximately 75% of our Products segment net sales is derived from the sale of products that we sell at a unit price of less than $5,000. In fiscal 2003, net sales of the Products segment were approximately $388.1 million or approximately 85.6% of our net sales, of which approximately $281.2 million, or 72.5%, were domestic and $106.9 million, or 27.5%, were international. The following table sets forth certain sales data for the products of our Products segment, expressed as a percentage of net sales of this segment for fiscal 2002 and 2003:

	Fiscal Years Ended March 31,
	2002	2003
Hoists	52%	54%
Chain	14	14
Forged attachments	11	11
Industrial cranes	15	13
Industrial components	8	8

	100%	100%

•    Hoists.    We manufacture a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools and air-powered balancers and hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Shaw-Box, Yale and other recognized trademarks. Our hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental, health care and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

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

•    Chain.    We manufacture alloy and carbon steel chain for various industrial and consumer applications. Federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market and anchor and buoy chain sold primarily to the United States and Canadian governments.

•    Forged Attachments.    We also produce a complete line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins, master links and loadbinders. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

In addition, we manufacture carbon steel forged and stamped products, such as loadbinders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

•    Industrial Cranes.    We entered the crane manufacturing market through our August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. Our March 1999 acquisition of GL International, which included the Gaffey and Larco brands, and our April 1999 acquisition of Washington Equipment Company established us as a significant participant in the crane building and servicing markets. Crane builders represent a specialized distribution channel for electric wire rope hoists and other crane components.

•    Industrial Components.    Through our Duff-Norton division, we design and manufacture industrial components such as mechanical and electromechanical actuators, mechanical jacks and rotary unions for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Mechanical jacks are heavy duty lifting devices used in the repair and maintenance of railroad equipment, locomotives and industrial machinery. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. These unions are unique in that they connect a moving or rotating component of a machine to fixed plumbing without major spillage or leakage. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

Sales and Marketing

Our sales and marketing efforts in support of our Products segment consist of the following programs:

•    Factory-Direct Field Sales and Customer Service.    We sell our products through our direct sales forces of more than 125 salespersons and through independent sales agents worldwide. Our sales are further supported by our more than 230 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

•    Product Advertising.    We promote our products by regular advertising in leading trade journals as well as producing and distributing high quality information catalogs. We support our product distribution by running cooperative “pull-through” advertising in over 15 vertical trade magazines and directories aimed toward theatrical, international, consumer and crane builder markets. We run targeted advertisements for chain, hoists, forged attachments, scissor lift tables, actuators, hydraulic jacks, hardware programs, cranes and light-rail systems.

•    Trade Show Participation.    Trade shows are central to the promotion of our products, and we participate in more than 40 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local “markets” and “open houses” organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, as well as general purpose industrial and consumer hardware shows. In fiscal 2003, we participated in trade shows in the U.S., Canada, France, Mexico, Germany, England and Brazil.

•    Industry Association Membership and Participation.    As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved at the officer and director levels of numerous industry associations including the following: ISMA (Industrial Supply Manufacturers Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), AHMA (American Hardware Manufacturers Association), ARA (American Rental Association) and IDA (Industrial Distributors Association).

•    Product Standards and Safety Training Classes.    We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

•    Web Sites.    In addition to our main corporate web site at www.cmworks.com, we currently sponsor an additional 23 brand specific web sites and sell hand pallet trucks on one of these sites. Our web site at www.cmindustrial.com currently includes electronic catalogs of CM brand hoist and chain products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our various web sites. Many of the web sites allow distributors to search for personalized pricing information, order status and product serial number data.

Distribution and Markets

The distribution channels for the Products segment include a variety of commercial distributors. In addition, the Products segment sells overhead bridge, jib and gantry cranes directly to end-users. We also sell to the consumer market through wholesalers. Our products are sold through the following distribution channels:

•    General Distribution Channels.    Our general distribution channels consist of:

—	Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance, repair, operating and production, or MROP, applications through their own direct sales force.

—	Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

—	Crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also sell a wide variety of hoists and lifting attachments. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

•    Crane End-Users.    We sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builders within the CraneMart™ network. Our wholly owned crane builders (Abell-Howe, Gaffey, Larco and Washington Equipment) design, manufacture, install and service a variety of cranes with capacities up to 100 tons.

•    Specialty Distribution Channels.    Our specialty distribution channels consist of:

—	Catalog houses that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog and internet sales and a field sales force. More recently, catalog houses, particularly W.W. Grainger, Inc., are pursuing e-commerce through their web sites. The customer base served by catalog houses, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

—	Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

—	Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sports arenas, convention centers and discos.

•    Service-After-Sale Distribution Channel.    Service-after-sale distributors include our authorized network of 13 chain repair service stations and over 350 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

•    OEM/Government Distribution Channels.    This channel consists of:

—	OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

—	Government agencies, including the United States and Canadian Navies and Coast Guards, that purchase primarily anchor, buoy and mooring chain and forged attachments.

•    Consumer Distribution.    Consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand powered hoists, are made through five distribution channels: two-step wholesale hardware distribution; one-step distribution direct to retail outlets; trucking and transportation distributors; farm hardware distributors; and rental outlets.

•    International Distribution.    We distribute virtually all of our products in over 50 countries on six continents through a variety of distribution channels.

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our Products segment sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have more than 350 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of General Motors, DuPont, 3M, GTE, Cummins Engine, General Electric and many other industrial and entertainment organizations.

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

Backlog

Our Products segment backlog of orders at March 31, 2003 was approximately $41.7 million compared to approximately $41.3 million at March 31, 2002. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers’ specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our Products segment backlog of orders is a reliable indication of our future sales.

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

Major competitors with our Products segment for hoists are Demag, Kito-Harrington, Ingersoll-Rand, KCI Konecranes and Morris Material Handling; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for crane building are Demag, KCI Konecranes, Morris Material Handling, R. Stahl and a variety of independent crane builders; and for industrial components are Deublin, Joyce-Dayton and Nook Industries.

Solutions Segment

The Solutions segment is engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of operator-controlled manipulators, lift tables and tire shredders and has total assets of approximately $32.0 million as of March 31, 2003. Net sales of the Solutions segment in fiscal 2003 were approximately $65.2 million, or approximately 14.4% of our total net sales, of which approximately $30.9 million, or 47.4%, were domestic and approximately $34.3 million, or 52.6% were international. The following table sets forth certain sales data for the products and services of our Solutions segment, expressed as a percentage of this segment’s net sales for fiscal 2002 and 2003:

	Fiscal Years Ended March 31,
	2002	2003
Integrated material handling conveyor systems	40%	50%
Steel erection	24	12
Manipulators and light-rail systems	17	15
Lift tables	11	13
Other	8	10

	100%	100%

Products and Services

•    Integrated Material Handling Conveyor Systems.    Conveyors are an important component of many material handling systems, reflecting their high functionality for transporting material throughout manufacturing and warehouse facilities. We specialize in designing computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems. In fiscal 2002 and 2003 we executed a revenue growth strategy by developing our capabilities to function as a turnkey integrator of material handling systems, while continuing to provide the conveyors required for the systems.

•    Steel Erection.    Through our LICO Steel operation, we erected structural steel in commercial buildings. This business was divested in March 2003. We primarily acted as a subcontractor in the construction of manufacturing plants and warehouse facilities in the Kansas City area.

•    Manipulators and Light-Rail Systems.    We manufacture two lines of sophisticated operator-controlled manipulators under the names Positech and Conco. These products are articulated mechanical arms with specialized end tooling designed to perform lifting, rotating, turning, tilting, reaching and positioning tasks in a manufacturing process. We can offer custom-designed hydraulic, pneumatic, and electric manipulators utilizing various models and size configurations for a wide variety of applications where the user requires multi-axial movement in a harsh or repetitive environment. Introduced in fiscal 2001, light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended.

•    Lift Tables.    Our American Lifts division manufactures powered lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

Sales and Marketing

The products and services of the Solutions segment are sold primarily to large sophisticated corporate end-users, including Federal Express, UPS, United Biscuits, Lego, John Deere, Lowe’s and other industrial companies, systems integrators and distributors. In the sale of our integrated material handling conveyor systems, we act as a prime contractor with turnkey responsibility or as a supplier working closely with the customer’s general contractor. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions segment also sells manipulators, light-rail systems and scissor lift tables through its internal sales force and through specialized independent distributors and manufacturers representatives.

Customer Service and Training

The Solutions segment offers a wide range of value-added services to customers including: an engineering review of the customer’s processes; an engineering solution for identified material handling problems; project management; and custom design, manufacturing and installation services. We also offer after-sales services including operator training, maintenance and hot-line support. The typical length of after-sales service varies depending on customer requirements and supplemental training courses are offered as needed.

Backlog

Revenues from our Solutions segment are generally recognized within one to six months. Our backlog of orders at March 31, 2003 was approximately $12.9 million compared to approximately $15.0 million at March 31, 2002.

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

Employees

At March 31, 2003, our continuing operations had 2,934 employees; 2,122 in the U.S., 183 in Canada, 121 in Mexico and 508 in Europe and Asia. Approximately 700 of our employees are represented under nine separate U.S. or Canadian collective bargaining agreements which terminate at various times between June 2003 and April 2007. The contract which expires June 2003 pertains to a facility that will be closing by the termination date. We believe that our relationship with our employees is good.

Raw Materials and Components

Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; and electro-mechanical components. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our Purchasing Council to take advantage of volume discounts. Although the steel industry is cyclical and steel prices can fluctuate, we have not been significantly impacted in recent years by increases in steel prices including the effect of U.S. Steel tariffs enacted in 2002. We generally seek to pass on materials price increases to our customers, although a lag period often exists. Our ability to pass on these increases is determined by competitive conditions.

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

Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components, are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us and by our end-users. We believe this vertical integration results in lower production costs, greater manufacturing flexibility and higher product quality, and reduces our reliance on outside suppliers.

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2004.

Certain federal and state laws, sometimes referred to as Superfund laws, require certain companies to remediate sites that are contaminated by hazardous substances. These laws apply to sites owned or operated by a company, as well as certain off-site areas for which a company may be jointly and severally liable with other companies or persons. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. We have been identified by the New York State Department of Environmental Conservation, or NYSDEC, along with other companies, as a potentially responsible party, or PRP, at the Frontier Chemical Site in Pendleton, New York, a site listed on NYSDEC’s Registry. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. We sent waste pickling liquor generated at our facility in Tonawanda, New York, to the Pendleton Site during the period from approximately 1969 to 1977, and we participated with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. Construction in connection with the remediation has been completed and this project is currently in its operations and maintenance phase. As a result of a negotiated cost allocation among the participating PRPs, we have paid our pro rata share of the remediation construction costs and accrued our share of the ongoing operations and maintenance costs. As of March 31, 2003, we have paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. Full settlements have been reached with all defendants in the cost recovery action. All settlement payments in connection with the Pendleton Site litigation have been made, and we have received $0.2 million as our share of the settlement proceeds. We have also entered into a settlement agreement with one of our insurance carriers in the amount of $0.7 million in connection with the Pendleton Site and have received payment in full of the settlement amount.

For all of the currently known environmental matters, we have accrued a total of approximately $0.3 million as of March 31, 2003, which, in our opinion, is sufficient to deal with such matters. Further, our management believes that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

Available Information

Our internet address is www.cmworks.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.    Properties.

We maintain our corporate headquarters in Amherst, New York and conduct our principal manufacturing at the following facilities:

Location	Products/Operations	Square Footage	Owned or Leased	Business Segment
United States:
Muskegon, MI	Hoists	500,000	Owned	Products
Charlotte, NC	Industrial components	250,000	Owned	Products
Tonawanda, NY	Light-rail crane systems	187,600	Owned	Solutions
Wadesboro, NC	Hoists	180,000	Owned	Products
Lexington, TN	Chain	153,200	Owned	Products
Forest Park, IL	Cranes	116,000	Owned	Products
Cedar Rapids, IA	Forged attachments	100,000	Owned	Products
Eureka, IL	Cranes	91,300	Owned	Products
Damascus, VA	Hoists	87,400	Owned	Products
Chattanooga, TN	Forged attachments	77,000	Owned	Products
Greensburg, IN	Scissor lifts	60,000	Owned	Solutions
Laurens, IA	Manipulators	50,400	Owned	Solutions
Lisbon, OH	Hoists	37,000	Owned	Products
Cleveland, TX	Cranes	35,000	Owned	Products
Chattanooga, TN	Forged attachments	33,000	Owned	Products
Sarasota, FL	Tire shredders	25,000	Owned	Solutions
Blaine, WA	Chain	15,800	Owned	Products

International:
Santiago, Tianguistenco, Mexico	Hoists and chain	85,000	Owned	Products
Arden, Denmark	Project design and conveyors	70,500	Owned	Solutions
Velbert, Germany	Hoists	56,000	Leased	Products
Chester, United Kingdom	Plate clamps	47,900	Leased	Products
Stoney Creek, Ontario, Canada	Cranes	42,400	Owned	Products
Hangzhou, China	Metal fabrication, textiles and textile strappings	37,000	Leased	Products
Chester, United Kingdom	Plate clamps	25,400	Owned	Products
Romeny-sur-Marne, France	Rotary unions	21,600	Owned	Products
Hangzhou, China	Textile strappings	20,000	Leased	Products
Arden, Denmark	Project construction	19,500	Leased	Solutions
Vierzon, France	Hoists	14,000	Leased	Products
Hangzhou, China	Hoists and hand pallet trucks	7,200	Leased	Products

In addition, we have a total of 35 sales offices, distribution centers and warehouses. We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.    Legal Proceedings.

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general liability insurance against risks arising out of the normal course of business through our wholly-owned insurance subsidiary of which we are the sole policy holder. The limits of this coverage are $3.0 million per occurrence ($2.0 million through March 31, 2003) and $6.0 million aggregate ($5.0 million through March 31, 2003) per year. We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for the Company’s Common Stock and Related Security Holder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “CMCO.” As of May 31, 2003, there were 495 holders of record of our common stock.

We paid quarterly cash dividends on our common stock from 1988 through the second quarter of fiscal 2002. In January 2002, we announced that we were indefinitely suspending the payment of cash dividends on our common stock in order to dedicate our cash resources to the repayment of outstanding indebtedness. Our current credit agreement does not permit us to pay dividends. We may reconsider or revise this policy from time to time based upon conditions then existing, including, without limitation, our earnings, financial condition, capital requirements, restrictions under credit agreements or other conditions our Board of Directors may deem relevant.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market and our dividend history.

	Price Range of Common Stock		Dividend Per Share
	High	Low
Year Ended March 31, 2001
First Quarter	$15.06	$12.87	$0.07
Second Quarter	15.25	13.55	0.07
Third Quarter	13.94	8.75	0.07
Fourth Quarter	9.67	7.50	0.07

Year Ended March 31, 2002
First Quarter	$11.25	$6.96	$0.07
Second Quarter	10.40	9.36	0.07
Third Quarter	10.15	7.45	0.00
Fourth Quarter	12.80	9.31	0.00

Year Ended March 31, 2003
First Quarter	$13.67	$6.95	$0.00
Second Quarter	9.08	4.90	0.00
Third Quarter	5.38	3.30	0.00
Fourth Quarter	3.90	1.40	0.00

On June 27, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $2.36 per share.

Item 6.    Selected Financial Data.

The consolidated balance sheets as of March 31, 2002 and 2003 and the related statements of operations, cash flows and shareholders’ equity for the three years ended March 31, 2003 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Fiscal Years Ended March 31,
	1999	2000	2001	2002	2003
	(Amounts in millions, except per share data)
Statement of Operations Data(1):
Net sales	$594.0	$609.2	$586.2	$480.0	$453.3
Cost of products sold	424.5	436.8	426.7	359.5	346.0

Gross profit	169.5	172.4	159.5	120.5	107.3
Selling expenses	47.6	48.7	48.4	43.5	47.4
General and administrative expenses	36.6	40.5	34.3	28.3	26.6
Restructuring charges	—	—	—	9.6	3.7
Write-off/amortization of intangibles(2)	10.6	11.4	11.0	11.0	4.2

Income from operations	74.7	71.8	65.8	28.1	25.4
Interest and debt expense	34.6	33.4	36.3	29.4	32.0
Other (income) and expense, net	(1.5)	(1.3)	(2.2)	2.4	(2.1)

Income (loss) before income taxes	41.6	39.7	31.7	(3.7)	(4.5)
Income tax expense	18.5	17.6	16.8	2.3	1.5

Income (loss) from continuing operations	23.1	22.1	14.9	(6.0)	(6.0)
Income (loss) from discontinued operations	4.3	(5.0)	0.3	(7.9)	—
Loss on disposition of discontinued operations	—	—	—	(121.4)	—

Total income (loss) from discontinued operations	4.3	(5.0)	0.3	(129.3)	—
Cumulative effect of change in accounting principle(2)	—	—	—	—	(8.0)

Net income (loss)	$27.4	$17.1	$15.2	$(135.3)	$(14.0)

Diluted earnings (loss) per share from continuing operations	$1.61	$1.55	$1.04	$(0.41)	$(0.42)
Basic earnings (loss) per share from continuing operations	$1.63	$1.57	$1.04	$(0.41)	$(0.42)
Weighted average shares outstanding—assuming dilution	14.3	14.2	14.3	14.4	14.5
Weighted average shares outstanding—basic	14.1	14.1	14.3	14.4	14.5
Balance Sheet Data (at end of period):
Total assets(3)	$741.3	$731.8	$722.4	$524.3	$482.6
Total debt	423.6	413.8	407.0	347.9	314.1
Total shareholders’ equity	188.7	203.5	207.9	71.6	52.7
Other Financial Data:
EBITDA(4)	$97.8	$96.0	$90.7	$48.2	$42.3
Net cash provided by operating activities	52.2	44.3	38.3	49.8	14.2
Net cash provided by (used in) investing activities	(23.7)	(18.7)	(7.2)	(1.6)	16.0
Net cash used in financing activities	(41.7)	(24.2)	(19.5)	(48.5)	(41.9)
Capital expenditures	12.8	7.9	10.2	4.7	5.0
Cash dividends per common share	0.28	0.28	0.28	0.14	0.00

(1)	Statement of Operations data represent our continuing operations and reflect the May 2002 sale of substantially all of the assets of ASI. The financial statements of all periods presented have been restated to remove ASI results from the continuing operations data. Refer to Note 3 to our consolidated financial statements for more information on the Discontinued Operations.
(2)	As a result of our adoption of SFAS 142 effective April 1, 2002, goodwill is no longer amortized. The charge in fiscal 2003 represents a $4.0 million impairment write-off. In addition, the cumulative effect of change in accounting principle represents the impact of adopting SFAS 142.
(3)	Total assets includes net assets of discontinued operations of $149.9 million, $152.6 million, $163.5 million and $21.5 million as of March 31, 1999, 2000, 2001 and 2002, respectively.
(4)	EBITDA is defined as the sum of income (loss) from continuing operations before income taxes, interest and debt expense, depreciation expense and write-off/amortization of intangible assets (including goodwill). Income (loss) from continuing operations is defined as net income (loss) before (i) cumulative effect of change in accounting principle, (ii) income (loss) from discontinued operations and (iii) loss on disposition of discontinued operations. EBITDA is commonly used as an analytical indicator and also serves as a measure of leverage capacity and debt servicing ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States. The items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA as measured in this annual report is not necessarily comparable with similarly titled measures for other companies. EBITDA reconciles from net income (loss) and to net cash provided by operating activities as follows:

	Fiscal Years Ended March 31,
	1999	2000	2001	2002	2003
Net income (loss)	$27.4	$17.1	$15.2	$(135.3)	$(14.0)
Add cumulative effect of change in accounting principle	—	—	—	—	8.0
Add (income) loss from discontinued operation	(4.3)	5.0	(0.3)	7.9	—
Add loss on disposition of discontinued operation	—	—	—	121.4	—

Income (loss) from continuing operations	23.1	22.1	14.9	(6.0)	(6.0)
Add income tax expense	18.5	17.6	16.8	2.3	1.5
Add interest and debt expense	34.6	33.4	36.3	29.4	32.0
Add depreciation and write-off/amortization of intangibles	21.6	22.9	22.7	22.5	14.8

EBITDA	97.8	96.0	90.7	48.2	42.3
Less cash interest	(27.6)	(33.9)	(36.8)	(29.9)	(30.9)
Less cash taxes	(22.8)	(16.8)	(20.4)	(3.3)	4.2
Add/(less) changes in working capital	6.6	(5.5)	(0.6)	28.3	4.0
Add/(less) deferred taxes and other	(1.8)	4.5	5.4	6.5	(5.4)

Net cash provided by operating activities	$52.2	$44.3	$38.3	$49.8	$14.2

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition.

This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled “Discontinued Operations.”

Overview

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow.

Founded in 1875, we have grown to our current size and leadership position largely as the result of the 14 businesses we acquired between February 1994 and April 1999. These acquisitions have significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. As a result of these acquisitions and internal growth, our revenues have increased from approximately $209.8 million in fiscal 1996, the year of our initial public offering, to approximately $453.3 million in fiscal 2003.

The operations of our acquired businesses continue to be integrated with our existing businesses. We converted nearly all of our acquired North American businesses onto our computer system which integrates all of our applications from order entry to production planning to accounting, facilitating company-wide information flow. Further acquisition integration activities included cost reductions resulting from internally supplying chain and forged attachments to acquired hoist businesses, consolidating purchasing efforts through our Purchasing Council, reducing duplicative sales and marketing activities, eliminating redundant administrative headcount and consolidating treasury and accounts receivable functions. Our acquisition integration activities also included revenue enhancements through cross-selling of products between existing and acquired businesses. The current phase of the integration of these businesses includes reducing our excess manufacturing capacity and improving our productivity. This phase is in progress through our facility rationalization program and Lean Manufacturing efforts.

The latter phase of these integration activities was delayed for a period of approximately two years, from early 1999 through early 2001, due to difficulties encountered with the assimilation of our 1998 ASI acquisition. Substantially all of the assets of that business, which formerly comprised our Solutions—Automotive segment, were sold in May 2002. ASI did not prove to be a good fit for us mainly because of the highly volatile nature of its business, its significant dependence on the auto industry and its heavy use of working capital. Despite the fact that the loss associated with that disposition increased our financial leverage, the proceeds furthered our efforts to reduce debt and future interest expense, which has recently been one of our primary objectives.

Many of the U.S. industrial sectors that we serve have been impacted by soft economic conditions since mid-1998. These conditions deteriorated significantly in our fiscal 2001 fourth quarter and continued to decline throughout fiscal 2002 and most of fiscal 2003, impacting our net sales and financial performance. After reaching a historical high of $609.2 million in fiscal 2000, our net sales declined 3.8% to $586.2 million in fiscal 2001, and further by 18.1% to $480.0 million in fiscal 2002 and by an additional 5.6% to $453.3 million in fiscal 2003, primarily due to this downturn in the business cycle. Despite these economic conditions and their impact on our operating results, we maintained our leading market share, generated positive cash flow from operations and repaid $6.4 million, $59.7 million and $34.5 million of debt in fiscal 2001, 2002 and 2003, respectively. Our positive cash flow was favorably impacted by our Lean Manufacturing efforts, which began in fiscal 2002. These efforts are fundamentally changing our manufacturing processes, resulting in significant inventory reductions and improving on-time delivery and productivity.

Results of Operations

Net sales of our Products and Solutions segments, in millions of dollars and with percentage changes for each segment, were as follows:

	Fiscal Years Ended March 31,			Change 2003 vs. 2002		Change 2002 vs. 2001
	2003	2002	2001	Amount	%	Amount	%
Products segment	$388.1	$404.7	$478.9	$(16.6)	(4.1)	$(74.2)	(15.5)
Solutions segment	65.2	75.3	107.3	(10.1)	(13.4)	(32.0)	(29.8)

Total net sales	$453.3	$480.0	$586.2	$(26.7)	(5.6)	$(106.2)	(18.1)

Sales fluctuations during the periods were primarily due to the downturn in the general North American economy and the industrial sectors in particular. Net sales in fiscal 2003 of $453.3 million decreased by $26.7 million, or 5.6%, from fiscal 2002, and net sales in fiscal 2002 of $480.0 million decreased $106.2 million, or 18.1%, from fiscal 2001. Our Products segment net sales declined 4.1% and 15.5% in fiscal 2003 and 2002, respectively, primarily due to decreased unit sales resulting from the soft U.S. industrial markets, offset by $4.6 million of foreign currency translation gains in fiscal 2003 and including $1.5 million of foreign currency translation losses in fiscal 2002. Our Solutions segment net sales decreased 13.4% and 29.8% in fiscal 2003 and 2002, respectively. The declines in fiscal 2003 and 2002 were primarily due to soft U.S. industrial markets. The fiscal 2002 decline was further impacted by our decision to exit our domestic general contracting business, which had net sales of $1.4 million and $21.0 million in fiscal 2002 and 2001, respectively.

Gross profit of the Products and Solutions segments, in millions of dollars and as a percentage of total segment net sales, was as follows:

	Fiscal Years Ended March 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Products segment	$98.7	25.4	$109.3	27.0	$145.1	30.3
Solutions segment	8.6	13.2	11.2	14.9	14.4	13.4

Total gross profit	$107.3	23.7	$120.5	25.1	$159.5	27.2

Our gross profit margins were approximately 23.7%, 25.1% and 27.2% in fiscal 2003, 2002 and 2001, respectively. The decreases in gross profit margin for fiscal 2003 and 2002 were primarily the result of economic and inventory reduction factors. The Product segment’s gross profit margin decreased in fiscal 2003 due to the following factors: i) our price increase implementation was delayed eight months until August 2002 due to economic market conditions (approximately $2.0 million impact); ii) cost increases, particularly for employee benefits such as health insurance, workers compensation insurance and pension and also general property insurance (approximately $1.4 million impact); iii) pricing pressure, especially on our capital-type products such as cranes (approximately $1.5 million impact); iv) the 4.1% decline in net sales and the resulting decrease in absorption of fixed production costs; v) production at levels lower than sales levels to reduce inventories and the resulting further decrease in absorption of fixed production costs; vi) production inefficiencies at our facilities impacted by facility rationalization activities; and vii) a $2.5 million reclassification of certain crane builder expenses to cost of products sold from general and administrative expenses in fiscal 2003. The gross profit margin in our Products segment decreased in fiscal 2002 due to the 15.5% decrease in net sales and resulting decrease in production cost absorption, the lack of a general price increase to offset inflationary costs, especially insurance costs, and a $3.8 million reclassification of certain crane builder expenses to cost of products sold from general and administrative expenses in fiscal 2002. The Solutions segment’s gross profit margin decreased in fiscal 2003 primarily due to the 13.4% decline in net sales and resulting decease in absorption of fixed production costs, increased employee benefits costs as described above and an increase in larger integrated solutions projects which carry a lower gross profit margin overall. The gross profit margin in our Solutions segment increased in fiscal 2002 despite the 29.8% decrease in net sales and the resulting decrease in production cost absorption. This increase was primarily attributable to weak margins in fiscal 2001.

Selling expenses were $47.4 million, $43.5 million and $48.4 million in fiscal 2003, 2002 and 2001, respectively. As a percentage of net sales, selling expenses were 10.5%, 9.1% and 8.3% in fiscal 2003, 2002 and 2001, respectively. The fiscal 2003 increase includes $1.8 million resulting from the strength of the U.S. dollar relative to European currencies upon translation of European operating results into U.S. dollars for reporting purposes, $0.9 million resulting from reclassification of certain crane builder expenses from general and administrative expenses in fiscal 2003 to improve reporting consistency, $0.5 million for investing in new geographic markets and other cost increases for employee benefits costs, catalogs, and commissions in certain markets, partially offset by cost control measures. The fiscal 2002 reduction reflects cost control efforts due to soft economic conditions as well as the variable nature of some expenses, particularly commissions, travel expenses and sales office costs.

General and administrative expenses were $26.6 million, $28.2 million and $34.3 million in fiscal 2003, 2002 and 2001, respectively. As a percentage of net sales, general and administrative expenses were 5.9%, 5.9% and 5.8% in fiscal 2003, 2002 and 2001, respectively. The expense reductions resulted from general discretionary cost control measures, $0.8 million reduction in product liability expense due to reassessment of self-insurance exposure relative to certain claims and the reclassification of $3.4 million and $3.8 million of crane builder expenses into cost of products sold or selling expense in fiscal 2003 and 2002, respectively, partially offset by $1.2 million in fiscal 2003 for professional fees for special projects to improve the Company’s organization structure, $0.8 million in fiscal 2003 for intercompany exchange losses, $0.5 million in fiscal 2003 for increased accounts receivable write-offs; and fiscal 2002 included sales office expansions into new geographic regions.

Restructuring charges of $3.7 million and $9.6 million, or 0.8% and 2.0% of net sales in fiscal 2003 and 2002, respectively, were attributable to the closure or significant reorganization of thirteen manufacturing or warehouse facilities. The following facilities were closed, merged or significantly reorganized beginning in fiscal 2003: Abingdon, VA; Tonawanda, NY; Cobourg, Ontario, Canada; Forest Park, IL; and Reform, AL. All operations except for the Tonawanda facility were included within our Products segment, and all activities were relocated into other existing company facilities within their respective segments. Charges include exit costs of $1.8 million for severance relating to approximately 215 employees and $1.0 million of lease termination, facility wind-down, preparation for sale and maintenance of non-operating facilities prior to disposal. Three of the five projects were completed as planned in the fourth quarter while two are on schedule to be completed by the second quarter of fiscal 2004.

The following facilities were closed, merged or significantly reorganized beginning in fiscal 2002: Houma, LA; Woodland, CA; Romeoville, IL; Forrest City, AR; Monterrey, Mexico; Hobro, Denmark; Atlanta, GA; and Richmond, British Columbia, Canada. All operations except for the Hobro facility were included within our Products segment, and all activities were relocated into other existing company facilities within their respective segments. Charges include exit costs of $2.4 million for severance relating to approximately 250 employees and $7.2 million of lease termination, facility wind-down, preparation for sale and maintenance of non-operating facilities prior to disposal. Included in the restructuring charges was approximately $8.3 million to terminate a facility lease, resulting in the purchase of the property with an estimated fair value of approximately $2.3 million which was recorded as an offset to the restructuring charges. Due to changes in the real estate market and a reassessment of the fair value of the property, the net asset held for sale was adjusted by $0.5 million as a further restructuring charge during fiscal 2003. In addition, costs for ongoing maintenance of the non-operating facility was reassessed in fiscal 2003 resulting in an additional $0.4 million restructuring charge. All of the projects were completed as planned during fiscal 2002. The remaining liability relates to the ongoing maintenance costs of the non-operating facility.

Each project was analyzed based on our capacity and the cost structure of the specific facilities relative to others. As a result of these rationalization projects we expect to achieve approximately $13 million to $15 million of annualized savings primarily in cost of products sold including facility fixed costs and employee costs, of which approximately $8 million has been realized during fiscal 2003 and approximately $11 million is anticipated in fiscal 2004. We anticipate that our restructuring charges for fiscal 2004 in connection with our ongoing facility rationalization and reorganization initiatives will be between $2 million and $5 million.

Write-off/amortization of intangibles was $4.2 million, $11.0 million and $11.0 million in fiscal 2003, 2002 and 2001, respectively. Fiscal 2003 reflected a $4.0 million goodwill write-off in the fourth quarter relating to impairment under Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which pronouncement eliminated the requirement to amortize goodwill and indefinite-lived intangible assets beginning in fiscal 2003 but added new impairment testing rules. The fiscal 2002 and 2001 amounts relate primarily to non-tax deductible goodwill amortization.

Interest and debt expense was $32.0 million, $29.4 million and $36.3 million in fiscal 2003, 2002 and 2001, respectively. As a percentage of net sales, interest and debt expense was 7.1%, 6.1% and 6.2% in fiscal 2003, 2002 and 2001, respectively. The fiscal 2003 increase included a $1.2 million write-off of deferred financing costs associated with the Company’s former credit facility, which was replaced with a new credit arrangement in November 2002, a portion of which carries higher effective interest rates than the Company’s former credit facility. The fiscal 2002 decrease was the result of a paydown of senior bank debt of $59.7 million and a reduction in interest rates.

Other (income) and expense, net was ($2.1) million, $2.5 million and ($2.2) million in fiscal 2003, 2002 and 2001, respectively. The income in fiscal 2003 included a $2.5 million gain on the sale of assets held for sale, a $2.8 million realized gain on certain marketable securities held by our captive insurance company for settlement of a portion of our general and products liability claims, offset by a $2.2 million unrealized, non-cash, mark-to- market loss recognized within that same securities portfolio and a $1.3 million loss on the March 2003 sale of a small subsidiary. The unrealized loss within the securities portfolio was recognized since it was deemed to be other than temporary in nature, resulting from unrealized losses that existed longer than a six month period. The expense in fiscal 2002 similarly included a $2.8 million unrealized, non-cash, mark-to-market loss recognized on marketable securities held by our captive insurance subsidiary, a $1.5 million loss on the January 2002 sale of a small subsidiary, and a $1.8 million gain on the sale of assets held for sale. The fiscal 2001 income is primarily due to net realized gains on the sale of marketable securities by our captive insurance subsidiary as described above.

Income taxes as a percentage of income before income taxes were not meaningful in fiscal 2003 or 2002 and were 52.9% in fiscal 2001. The fiscal 2001 percentage reflects the effect of non-deductible goodwill amortization resulting from business acquisitions, offset by the impact of tax credits and other tax items.

Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we reduced goodwill by $8.0 million as of the beginning of fiscal 2003, reflected as the cumulative effect of a change in accounting principle on our statement of operations. A discounted cash flows approach was used to test goodwill for potential impairment.

Liquidity and Capital Resources

In November 2002, we refinanced our credit facilities. The new arrangement replaced our previous revolving credit facility that was scheduled to mature on March 31, 2003. The new arrangement consists of a Revolving Credit Facility, a Term Loan and a Senior Second Secured Term Loan. The Revolving Credit Facility provides availability up to a maximum of $57 million through March 31, 2007. Availability based on the underlying collateral at March 31, 2003 amounted to $56.5 million, of which $6.3 million was blocked and designated for repayment of the term loans. The unused Revolving Credit Facility totaled $36.1 million at that date, net of outstanding borrowings of $10.2 million, outstanding letters of credit of $7.1 million and other reserve holdbacks of $3.1 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our leverage ratio, amounting to 275 or 150 basis points, respectively, at March 31, 2003 (4.13% or 5.75%).

The Term Loan, which is also due on March 31, 2007 and is prepayable without penalty, amortizes quarterly over a seven-year amortization period beginning April 1, 2003, in quarterly installments of $1,179,000. At March 31, 2003, $32.9 million was outstanding under the Term Loan. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by our leverage ratio, amounting to 325 basis points at March 31, 2003 (4.63%).

The Revolving Credit Facility and Term Loan are secured by all of our tangible and intangible assets in the U.S. and Canada (limited to 65% for stock ownership of foreign subsidiaries).

As of March 31, 2003, $70 million was outstanding on the Senior Second Secured Term Loan, of which $60 million is due on May 21, 2007 and $10 million is due on November 21, 2007. That facility has no scheduled amortization and is prepayable at our option without penalty, upon approval by our Term Loan lenders and subject to an availability block and excess availability requirements under our Revolving Credit Facility. Interest is payable at 11.5% in the first year and increases annually for the three succeeding years at a rate of 0.5% per year. In addition, payment in kind interest is also due annually at a rate of 1.25% through May 1, 2003 and 3.0% thereafter. Payment in kind interest is payable in cash on each anniversary date of the debt instrument. If certain repayment thresholds are met under the Term Loan or the Senior Second Secured Term Loan prior to December 31, 2003, the payment in kind interest rate would revert back to 1.25%. The Senior Second Secured Term Loan is also subject to a 1.0% annual fee. This facility is secured by a secondary interest in all of our tangible and intangible assets in the U.S. and Canada (limited to 65% for stock ownership of foreign subsidiaries).

The Revolving Credit Agreement, Term Loan and Senior Second Secured Term Loan place certain debt covenant restrictions on us, including financial requirements and a restriction on dividend payments. Effective June 5, 2003, the credit agreements were amended to modify one of the covenant restrictions and to provide more flexibility, increasing the payment in kind rate to 3% and placing a $12.5 million permanent availability block against the Revolving Credit Facility.

Our senior subordinated 8½% Notes issued on March 31, 1998 amounted to $199.5 million, net of original issue discount of $0.5 million, and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1.9 million of proceeds from rate hedging in advance of the placement. Provisions of the 8½% Notes include, without limitation, restrictions on liens, indebtedness, asset sales and dividends and other restricted payments. Prior to April 1, 2003, the 8½% Notes were redeemable at our option, in whole or in part, at the Make-Whole Price (as defined in the Indenture for the Notes). On or after April 1, 2003, they are redeemable at prices declining annually from 104.25% to 100% on and after April 1, 2006. In the event of a Change of Control (as defined), each holder of the 8½% Notes may require us to repurchase all or a portion of such holder’s 8½% Notes at a purchase price equal to 101% of the principal amount thereof. The 8½% Notes are not subject to any sinking fund requirements.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of lean manufacturing, facility rationalization projects, possible divestiture of excess facilities and certain non-strategic operations, and improving working capital components, including inventory reductions.

On April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to carry all derivatives on the balance sheet at fair value. Our use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection, we entered into an interest rate swap agreement in June 2001 to effectively convert $40 million of variable rate debt to fixed rate debt. The $40 million interest rate swap agreement matures in June 2003.

Net cash provided by operating activities was $14.2 million, $49.8 million and $38.3 million in fiscal 2003, 2002 and 2001, respectively. The $35.6 million decrease in fiscal 2003 relative to fiscal 2002 was due to weaker operating performance in fiscal 2003 and to working capital changes. In particular, trade accounts receivable and inventories provided cash of $10.2 million in fiscal 2003 compared to $33.5 million in fiscal 2002 and trade accounts payable used $4.8 million of cash in fiscal 2003 but provided $3.7 million of cash in fiscal 2002. The $11.5 million increase in fiscal 2002 was the result of a fiscal 2002 reduction in working capital components, especially inventory, despite decreased income from continuing operations. Operating assets net of liabilities provided cash of $4.0 million in fiscal 2003, provided cash of $28.3 million in fiscal 2002 and used cash of $0.6 million in fiscal 2001.

Net cash provided by investing activities was $16.0 million in fiscal 2003 and used in investing activities was $1.6 million and $7.2 million in fiscal 2002 and 2001, respectively. The fiscal 2003 amount included $17.3 million of proceeds from business divestitures. The fiscal 2003, 2002 and 2001 amounts included $4.4 million, $2.3 million and $5.0 million, respectively, of proceeds from sales of a portion of land included in net assets held for sale.

Net cash used in financing activities was $41.9 million, $48.5 million and $19.5 million in fiscal 2003, 2002 and 2001, respectively. Those amounts included $34.5 million, $46.7 million and $16.0 million of debt repayment in fiscal 2003, 2002 and 2001, respectively, as well as $2.0 million $4.0 million of dividends paid in fiscal 2002 and 2001, respectively. We also paid $8.2 million of financing costs in fiscal 2003 to amend our prior credit agreements and to effect the refinancing of our debt in November 2002.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Further, our facility rationalization program currently in progress reduces our annual capital expenditure requirements and also provides for transfers of equipment from the rationalized facilities to other operating facilities. Our capital expenditures for fiscal 2003, 2002 and 2001 were $5.0 million, $4.8 million and $10.2 million, respectively. The decreased spending in fiscal 2003 and 2002 reflects a deferral of certain projects due to soft market conditions, as well as reduced needs resulting from our facility rationalization program. The higher level of spending in fiscal 2001 also reflects the effect of our decision to purchase real estate that was previously leased.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico and the Pacific Rim. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.

Seasonality and Quarterly Results

Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of acquisition integration costs. Therefore, our operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

Discontinued Operations

In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions—Automotive segment. Proceeds from this sale included cash of $15.9 million and an 8% subordinated note in the principal amount of $6.8 million payable over 10 years.

Accordingly, the ASI operation was reflected as discontinued operations in our financial statements and all prior financial statements have been restated. The income (loss) from discontinued operations was ($7.9) million and $0.3 million in fiscal 2002 and 2001, respectively. The fluctuations were primarily due to the volatility of the automobile industry and the ASI operation’s dependence on certain significant customers. The loss on the sale of the discontinued operations was $121.5 million and was reflected in our fiscal 2002 statement of operations.

Cash used by discontinued operations was $0.3 million and $1.1 million in fiscal 2002 and 2001, respectively.

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

Pension and Other Postretirement Benefits.    The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Notes 11 and 13, respectively, to our consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

The pension discount rate assumptions of 6 ¾% and 7 ½% as of March 31, 2003 and 2002, respectively, are based on long-term bond rates. The decrease in discount rate for fiscal 2003 resulted in a $0.5 million increase in the projected benefit obligation as of March 31, 2003. The rate of return on plan assets assumptions of 8 ½% and 8 5/8% for the year ended March 31, 2003 and 2002, respectively, are based on the composition of the asset portfolios (approximately 55% equities and 45% fixed income) and their long-term historical returns. The actual assets sustained losses of $8.1 million and $4.3 million in fiscal 2003 and 2002, respectively, contributing to an unrecognized actuarial loss of $28.0 million as of March 31, 2003. These factors contributed to a $16.9 million increase in accrued pension cost as of March 31, 2003 compared to March 31, 2002 with a $10.7 million offset to the minimum pension liability adjustment within shareholders’ equity and a $7.1 million increase in the associated deferred tax asset. The unrecognized actuarial loss will result in future pension expense increases. Pension expense for the March 31, 2004 fiscal year is expected to increase by approximately $2.3 million over fiscal 2003. These factors will also result in increases in funding requirements over time, unless there is significant market appreciation in the asset values. However, pension funding contributions for the March 31, 2004 fiscal year are expected to decrease by approximately $1.2 million compared to fiscal 2003. The compensation increase assumption of 4% as of March 31, 2003 and 2002 is based on historical trends.

The healthcare inflation assumptions of 12% and 9% for fiscal 2003 and 2002, respectively are based on anticipated trends. Healthcare costs in the United States have increased substantially over the last several years. If this trend continues, the cost of postretirement healthcare will increase in future years.

Insurance Reserves.    Our accrued general and product liability reserves as described in Note 15 to our consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

Inventory and Accounts Receivable Reserves.    Slow-moving and obsolete inventory reserves are judgmentally determined based on historical and expected future usage within a reasonable timeframe. We reassess trends and usage on a regular basis and if we identify changes we revise our estimated allowances. Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable agings.

Long-Lived Assets.    Property, plants and equipment and certain intangibles are depreciated or amortized over their assigned lives. These assets as well as goodwill are also periodically measured for impairment. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, we could incur a future impairment charge or a loss on disposal relating to these assets.

Deferred Tax Asset Valuation Allowance.    As of March 31, 2003, the Company had $28.2 million of total gross deferred tax assets. As described in Note 17 to the consolidated financial statements, these assets relate principally to liabilities including employee benefit plans, insurance reserves, accrued vacation and incentive costs and also to asset valuation reserves such as inventory obsolescence reserves and bad debt reserves and to capital loss carryforwards. A valuation allowance of $1.2 million was recorded at March 31, 2003 due to the uncertainty of whether the Company’s capital loss carryforwards may ultimately be realized ($1.5 million resulted from the disposition of several subsidiaries and expires at March 31, 2007; $2.1 million resulted from the sale of the Company’s equity investments and expires at March 31, 2008). Our ability to realize our deferred tax assets is primarily dependent on generating sufficient future taxable income. If we do not generate sufficient taxable income, we would record an additional valuation allowance.

Effects of New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” in June 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The adoption of this statement did not have an impact on our consolidated financial statements.

The FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” in June of 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the effective date. This statement was adopted as of April 1, 2002, resulting in an $8.0 million transition charge reflected as the cumulative effect of a change in accounting principle and we stopped amortizing goodwill in fiscal 2003. During the fourth quarter of fiscal 2003, we recorded a $4.0 million goodwill write-off due to impairment within one of our reporting units, recorded within income from operations. The impairment was the result of a deterioration in the fair value of that business unit.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in August 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 was effective for our fiscal year beginning April 1, 2002 and had no impact on our fiscal 2003 consolidated financial statements.

The FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002. The statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement changes the requirements for recognition of a liability for a cost associated with an exit or disposal activity. Under EITF 94-3, a liability for an exit cost as defined was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, a liability for an exit cost or disposal activity is recognized when the liability is incurred. SFAS No. 144 is effective for exit or disposal activities that were initiated after December 31, 2002. This statement resulted in the delayed recognition of approximately $0.7 million of restructuring charges associated with our rationalization and reorganization projects that were in progress during the fourth quarter of fiscal 2003 and will be completed in fiscal 2004.

Factors Affecting Our Operating Results

Our business is cyclical and is affected by industrial economic conditions, and we are currently experiencing substantially reduced demand for our products.

Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction, that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. In fiscal years 2002 and 2003, for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown, and more specifically as a result of the dramatic decline in capital goods spending in the industries in which our end-users operate. These lower levels of demand resulted in a 23% decline in net sales from fiscal 2001 to fiscal 2003, from approximately $586.2 million to approximately $453.3 million. This decline in net sales resulted in a 61% decline in our income from operations during the same period. We have not seen a significant improvement in demand for our products in 2003. In addition, our annual price increase implementation, scheduled for December 2001, was delayed for eight months due to weak economic conditions.

If the current downturn continues or if there is further deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be further adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

If demand for our products deteriorates further, the cost saving efforts we have implemented may not be sufficient to achieve the benefits we expect.

In fiscal 2003, we continued our facility rationalization and Lean manufacturing programs in an ongoing effort to reduce our cost structure. If the economy does not improve or deteriorates further, our sales could continue to decline. If sales are lower than our expectations, our cost saving programs may not achieve the benefits we expect. We may be forced to take additional cost savings steps that could result in additional charges and materially affect our ability to compete or implement our business strategies.

We rely in large part on independent distributors for sales of our products.

We depend on independent distributors to sell our products and provide service and aftermarket support to our customers. Distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. We do not have written agreements with our distributors located in the United States. The loss of a substantial number of these distributors or an increase in the distributors’ sales of our competitors’ products to our ultimate customers could materially reduce our sales and profits.

We are subject to currency fluctuations from our international sales.

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $141.2 million in fiscal year 2003) is generated in foreign currencies, including principally the euro and the

Canadian dollar, while a portion of the costs incurred to generate those revenues are incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations may impact our financial performance in the future.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the United States, primarily in Canada, Mexico, Germany, Denmark, France and China. In addition, we import a portion of our hoist product line from China and Japan, and sell our products to distributors located in approximately 50 countries. In fiscal year 2003, approximately 31% of our net sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing basic components in foreign countries, in particular in Mexico and China. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

Our business is highly competitive and increased competition could reduce our sales, earnings and profitability.

The principal markets that we serve within the material handling industry are fragmented and highly competitive. Competition is based primarily on performance, functionality, price, brand recognition, customer service and support, and product availability. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, including crane building. If we are unable to compete successfully against other manufacturers of material handling equipment, we could lose customers and our revenues may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

Our products involve risks of personal injury and property damage, which exposes us to potential liability.

Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance through a combination of self-insurance retentions and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition.

Our future operating results may be affected by fluctuations in steel prices. We may not be able to pass on increases in raw material costs to our customers.

The principal raw material used in our specialty chain, forging and crane building operations is steel. The steel industry as a whole is highly cyclical, and at times pricing can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. Recently, the market price of steel has increased significantly. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. To the extent we are unable to pass on any price increases to our customers, our profitability could be adversely affected.

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

Our operations and facilities are subject to various federal, state, local and foreign requirements relating to the protection of the environment, including those governing the discharges of pollutants in the air and water, the generation, management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have made, and will continue to make, expenditures to comply with such requirements. Violations of, or liabilities under, environmental laws and regulations, or changes in such laws and regulations (such as the imposition of more stringent standards for discharges into the environment), could result in substantial costs to us, including operating costs and capital expenditures, fines and civil and criminal sanctions, third party claims for property damage or personal injury, clean-up costs or costs relating to the temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years, and we have remediated contamination at some of our facilities. Over time, we and other predecessor operators of such facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Additional environmental liabilities could exist, including clean-up obligations at these locations or other sites at which materials from our operations were disposed, which could result in substantial future expenditures that cannot be currently quantified and which could reduce our profits or have an adverse effect on our financial condition.

We could pursue selected divestitures which would impact future sales, operating results, financial position and cash flows.

Our strategy is to exit businesses that (i) are not integrated, either operationally or through sales and marketing, with the rest of our Company; (ii) have market channels and customers different from the business of our core Products segment; (iii) are not designated as recipients of significant investment of corporate resources in the foreseeable future; or (iv) have had, and are expected to continue to have, low returns on our investment of financial and management resources. For example, in fiscal 2003, we sold our ASI and LICO Steel businesses after determining that they did not meet our criteria for continuing investment. We periodically review our businesses and are currently evaluating strategic alternatives for our Duff-Norton, Societe D’Exploitation des Raccords Gautier, Positech, American Lifts, Lister Chain & Forge, CM Shredder, Larco Industrial Services and Univeyor businesses. In the aggregate, these businesses generated fiscal 2003 sales and EBITDA of $98.3 million and $5.0 million, respectively. Divestiture of some or all of such businesses would affect future sales, operating results, financial position and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

In fiscal 2003, approximately 25.5% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Canada, Germany, Denmark, the United Kingdom, Mexico, France and China and sell our products and solutions in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies and the Mexican peso. For example, when the U.S. dollar strengthens against the Canadian dollar, the value of our net sales and net income denominated in Canadian dollars decreases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income. In addition, the majority of our export sale transactions are denominated in U.S. dollars. Accordingly, we currently have not invested in derivative instruments, such as foreign exchange contracts, to hedge foreign currency transactions.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2003, we had one interest rate swap agreement in effect which converts $40 million of variable rate debt to fixed rate debt. This swap agreement matures in June 2003 and will not be renewed. We do not have any other swap agreements or similar financial instruments in place. Including the effect of our existing swap agreement, at March 31, 2003 and 2002, approximately 98% and 68%, respectively,of our outstanding debt had fixed interest rates. At those dates, we had approximately $6.6 million and $110.7 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2003 and 2002 would have changed interest expense on that outstanding variable rate debt by approximately $0.6 million and $1.4 million, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2003 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 11.    Executive Compensation.

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2003 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2003 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions.

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2003 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 14.    Controls and Procedures.

Within 90 days before the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including, our chief executive officer and our chief financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rule 13a-14(c)). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we conducted this evaluation.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial	Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(a)(2) Financial	Statement Schedule:

Page No.
Schedule II – Valuation and qualifying accounts	F-37

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits:

Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

3.2	Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated May 17, 1999).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

4.2

First Amendment and Restatement of Rights Agreement, dated as of October 1, 1998, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated October 29, 1998).

Exhibit Number

4.3

Indenture among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and State Street Bank and Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 9, 1998).

4.4

Supplemental Indenture among LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc., Mechanical Products, Inc., Minitec Corporation and State Street Bank and Trust Company, N.A., as trustee, dated March 31, 1998 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on form 8-K dated April 9, 1998).

4.5

Second Supplemental Indenture among Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

4.6

Third Supplemental Indenture among G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

4.7

Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on form 10-Q for the quarterly period ended October 3, 1999).

4.8

Fifth Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Automatic Systems, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of April 4, 2002.

4.9

Sixth Supplemental Indenture among Columbus McKinnon Corporation, Audubon West, Inc., Crane Equipment & Service, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. Audubon Europe S.a.r.l. and State Street Bank and Trust Company, N.A., as trustee, dated as of August 5, 2002.

10.1

Amended and Restated Term Loan Agreement by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr., as Trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated March 31, 1993 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.2

Amendment No. 1 to Amended and Restated Term Loan Agreement, dated March 31, 1993, by and among Fleet Bank of New York, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated October 27, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.3

Amendment No. 2 to Amended and Restated Term Loan Agreement by and among Fleet Bank, Columbus McKinnon Corporation and Kenneth G. McCreadie, Peter A. Grant and Robert L. Montgomery, Jr. under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement, dated November 2, 1995 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

Exhibit Number

10.4

Amendment No. 3 to Amended and Restated Term Loan Agreement by and among Fleet Bank, Columbus McKinnon Corporation and Karen L. Howard, Timothy R. Harvey, and Robert L. Montgomery, Jr. as trustees under the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.5

Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated August 5, 1996 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.6

First Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated October 16, 1996 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.7

Second Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated March 31, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.8

Third Amendment to Amended and Restated Term Loan Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 30, 1998 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.9

Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

10.10

Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank, and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 1998).

10.11

First Amendment, dated as of September 23, 1998, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998).

10.12

Second Amendment, dated as of February 12, 1999, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as Borrower, the banks, financial institutions and other institutional leaders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10.13

Third Amendment dated as of November 16, 1999, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1999).

Exhibit Number
10.14

Fourth Amendment and Waiver, dated as of February 15, 2000, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2000).

10.15

Fifth Amendment, dated as of September 28, 2000, to the Credit Agreement, dated as of March 31,1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000).

10.16

Sixth Amendment, dated as of February 5, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

10.17

Seventh Amendment, dated as of June 26, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10.18

Eighth Amendment, dated as of November 21, 2001, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001).

10.19

Ninth Amendment, dated as of February 12, 2002, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001).

10.20

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

10.21

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

Exhibit Number
10.22

Twelfth Amendment, dated as of September 27, 2002, to the Credit Agreement, dated as of March 31, 1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

*10.23

Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.24

Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.25

Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

*10.26

Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

*10.27

Amendment No. 4 of the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

*10.28

Amendment No. 5 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

*10.29

Amendment No. 6 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

*10.30

Amendment No. 7 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

*10.31	Amendment No. 8 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 26, 2002.

#*10.32	Amendment No. 9 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 27, 2003.

*10.33

Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.34

Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

Exhibit Number
*10.35

Amendment and Restatement of Columbus McKinnon Corporation 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.36

Second Amendment to the Columbus McKinnon Corporation 1995 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on 10-Q for the quarterly period ended September 29, 2002).

*10.37	Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.38

Second Amendment to the Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on 10-Q for the quarterly period ended September 29, 2002).

*10.39

Amendment and Restatement of Columbus McKinnon Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.40

Columbus McKinnon Corporation Thrift [401(k) Plan] 1989 Restatement Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

*10.41

Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.42

Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

*10.43	Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated March 26, 2002.

*10.44

Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q for the quarterly period ended September 29, 2002).

*10.45

Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarterly period ended December 29, 2002).

#*10.46	Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated May 22, 2003.

*10.47

Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.48

Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

*10.49

Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

*10.50

Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

Exhibit Number
*10.51	Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002.

*10.52

Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarterly period ended December 29, 2002).

*10.53

Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*10.54

Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Robert L. Montgomery, Jr., Ned T. Librock, Karen L. Howard, Lois H. Demler, Timothy R. Harvey, John Hansen and Neal Wixson (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

*10.55	Columbus McKinnon Corporation Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001).

*10.56

Consulting Agreement dated as of October 1, 2001 between Columbus McKinnon Corporation and Herbert P. Ladds, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2001).

10.57

Asset Purchase Agreement dated as of May 10, 2002 by and among Automatic Systems, Inc., Columbus McKinnon Corporation and ASI Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2002).

10.58

Amended and Restated Credit and Security Agreement dated as of November 21, 2002 among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (New England), Co-Syndication Agent, Key Bank N.A., as Co-Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2002).

#10.59

First Amendment, dated as of June 5, 2003, to that certain Amended and Restated Credit and Security Agreement dated as of November 21, 2002 among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (New England), Co-Syndication Agent, Key Bank N.A., as Co-Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger.

10.60

Financing Agreement dated as of November 21, 2002 by and among Columbus McKinnon Corporation, as Borrower, Each Subsidiary of the Borrower Listed as a Guarantor on the Signature Pages Hereto, as Guarantors, the Financial Institutions From Time to Time Party Hereto, as Lenders, and Regiment Capital III, L.P., as Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 3, 2002).

#10.61

First Amendment, dated as of June 4, 2003, to the Financing Agreement dated as of November 21, 2002 by and among Columbus McKinnon Corporation, as Borrower, Each Subsidiary of the Borrower Listed as a Guarantor on the Signature Pages Hereto, as Guarantors, the Financial Institutions From Time to Time Party Hereto, as Lenders, and Regiment Capital III, L.P., as Agent.

Exhibit Number
10.62

Financing Agreement dated as of November 21, 2002 by and among Columbus McKinnon Limited, Larco Industrial Services Ltd., as Borrowers, the Financial Institutions From Time to Time Party Hereto, as Lenders, and Regiment Capital III, L.P., as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 3, 2002).

#10.63

First Amendment, dated as of June 4, 2003, to the Financing Agreement dated as of November 21, 2002 by and among Columbus McKinnon Limited, Larco Industrial Services Ltd., as Borrowers, the Financial Institutions From Time to Time Party Hereto, as Lenders, and Regiment Capital III, L.P., as Agent.

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of Ernst & Young LLP.

#99.1	Certification of Chief Executive Officer.

#99.2	Certification of Chief Financial Officer.

*	Indicates a management contract or compensation plan or arrangement.
#	Filed herewith

(b)	Reports on Form 8-K:

None.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Report of Independent Auditors

Board of Directors

Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    ERNST & YOUNG LLP

Buffalo, New York

May 16, 2003,

except for Note 10 as to which the date is

June 5, 2003

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2002
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,943	$13,068
Trade accounts receivable, less allowance for doubtful accounts ($2,743 and $2,337, respectively)	79,335	82,266
Unbilled revenues	8,861	3,670
Inventories	78,613	85,986
Net assets held for sale	1,800	4,290
Net current assets of discontinued operations	—	21,497
Prepaid expenses	10,819	8,543

Total current assets	181,371	219,320
Net property, plant, and equipment	67,295	70,742
Goodwill, net	184,921	195,655
Other intangibles, net	10,208	5,146
Marketable securities	21,898	24,634
Deferred taxes on income	15,245	3,133
Other assets	1,668	5,665

Total assets	$482,606	$524,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,245	$2,518
Trade accounts payable	28,654	31,617
Accrued liabilities	36,540	39,533
Restructuring reserve	2,331	949
Current portion of long-term debt	4,981	146,663

Total current liabilities	74,751	221,280
Senior debt, less current portion	109,355	1,509
Subordinated debt	199,734	199,681
Other non-current liabilities	46,059	30,214

Total liabilities	429,899	452,684
Shareholders’ equity:
Voting common stock; 50,000,000 shares authorized; 14,896,172 and 14,895,172 shares issued	149	149
Additional paid-in capital	104,412	104,920
Accumulated deficit	(26,547)	(12,536)
ESOP debt guarantee; 356,851 and 417,854 shares	(5,709)	(6,514)
Unearned restricted stock; 38,997 and 47,318 shares	(208)	(414)
Accumulated other comprehensive loss	(19,390)	(13,994)

Total shareholders’ equity	52,707	71,611

Total liabilities and shareholders’ equity	$482,606	$524,295

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2003	2002	2001
	(In thousands, except per share data)
Net sales	$453,320	$480,028	$586,168
Cost of products sold	345,986	359,551	426,659

Gross profit	107,334	120,477	159,509
Selling expenses	47,400	43,522	48,393
General and administrative expenses	26,611	28,245	34,251
Restructuring charges	3,697	9,569	—
Write-off/amortization of intangibles	4,246	11,013	10,975

Income from operations	25,380	28,128	65,890
Interest and debt expense	32,008	29,381	36,329
Other (income) and expense, net	(2,149)	2,464	(2,160)

(Loss) income from continuing operations before income tax expense and cumulative effect of accounting change	(4,479)	(3,717)	31,721
Income tax expense	1,532	2,301	16,794

(Loss) income from continuing operations before cumulative effect of accounting change	(6,011)	(6,018)	14,927

(Loss) income from discontinued operations	—	(7,873)	292
Loss on disposition of discontinued operations	—	(121,475)	—

Total (loss) income from discontinued operations	—	(129,348)	292

Net income (loss) before cumulative effect of accounting change	(6,011)	(135,366)	15,219
Cumulative effect of change in accounting principle	(8,000)	—	—

Net (loss) income	$(14,011)	$(135,366)	$15,219

Average basic and diluted shares outstanding	14,496	14,414	14,316

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(0.42)	$(0.41)	$1.04
(Loss) income from discontinued operations	—	(0.55)	0.02
Loss on disposition of discontinued operations	—	(8.43)	—
Cumulative effect of accounting change	(0.55)	—	—

Basic and diluted (loss) income per share	$(0.97)	$(9.39)	$1.06

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock ($.01 par value)	Addi- tional Paid-in Capital	Retained Earnings (Accumulated Deficit)	ESOP Debt Guarantee	Unearned Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2000	$149	$106,884	$113,582	$(8,703)	$(2,843)	$(5,616)	$203,453
Comprehensive income:
Net income 2001	—	—	15,219	—	—	—	15,219
Change in foreign currency translation adjustment	—	—	—	—	—	(5,039)	(5,039)
Net unrealized loss on investments, net of tax benefit of $1,954	—	—	—	—	—	(2,931)	(2,931)
Change in minimum pension liability adjustment, net of tax benefit of $294	—	—	—	—	—	(441)	(441)

Total comprehensive income							6,808
Earned 101,765 ESOP shares	—	(56)	—	1,176	—	—	1,120
Earned portion and adjustment of restricted shares	—	(1,501)	—	—	1,888	—	387
Stock options exercised, 19,340 shares	—	91	—	—	—	—	91
Common dividends declared $0.28 per share	—	—	(3,995)	—	—	—	(3,995)

Balance at March 31, 2001	$149	$105,418	$124,806	$(7,527)	$(955)	$(14,027)	$207,864
Comprehensive loss:
Net loss 2002	—	—	(135,366)	—	—	—	(135,366)
Change in foreign currency translation adjustment	—	—	—	—	—	216	216
Net unrealized gain on investments, net of tax expense of $1,445	—	—	—	—	—	2,168	2,168
Net unrealized loss on derivatives qualifying as hedges, net of tax benefit of $282	—	—	—	—	—	(424)	(424)
Change in minimum pension liability adjustment, net of tax benefit of $1,285	—	—	—	—	—	(1,927)	(1,927)

Total comprehensive loss							(135,333)
Earned 86,939 ESOP shares	—	(169)	—	1,013	—	—	844
Earned portion and adjustment of restricted shares	—	(329)	—	—	541	—	212
Common dividends declared $0.14 per share	—	—	(1,976)	—	—	—	(1,976)

Balance at March 31, 2002	$149	$104,920	$(12,536)	$(6,514)	$(414)	$(13,994)	$71,611
Comprehensive loss:
Net loss 2003	—	—	(14,011)	—	—	—	(14,011)
Change in foreign currency translation adjustment	—	—	—	—	—	7,453	7,453
Net unrealized loss on investments, net of tax benefit of $1,564	—	—	—	—	—	(2,411)	(2,411)
Net change in unrealized loss on derivatives qualifying as hedges, net of tax of $155	—	—	—	—	—	233	233
Change in minimum pension liability adjustment, net of tax benefit of $7,115	—	—	—	—	—	(10,671)	(10,671)

Total comprehensive loss							(19,407)
Earned 61,003 ESOP shares	—	(464)	—	805	—	—	341
Earned portion and adjustment of restricted shares	—	(44)	—	—	206	—	162

Balance at March 31, 2003	$149	$104,412	$(26,547)	$(5,709)	$(208)	$(19,390)	$52,707

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2003	2002	2001
	(In thousands)
Operating activities:
Net (loss) income from continuing operations	$(6,011)	$(6,018)	$14,927
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,803	22,462	22,675
Deferred income taxes	(713)	166	84
(Gain) loss on investments	479	2,757	—
Other	1,580	2,177	1,148
Changes in operating assets and liabilities net of effects of business divestitures:
Trade accounts receivable and unbilled revenues	(1,214)	14,644	12,449
Inventories	11,379	18,876	(4,433)
Prepaid expenses	(2,891)	(1,276)	622
Other assets	3,915	1,328	(985)
Trade accounts payable	(4,820)	3,677	(1,152)
Accrued and non-current liabilities	(2,328)	(8,996)	(7,065)

Net cash provided by operating activities of continuing operations	14,179	49,797	38,270

Investing activities:
Purchase of marketable securities, net	(672)	(1,794)	(2,064)
Capital expenditures	(5,040)	(4,753)	(10,179)
Proceeds from sale of businesses	17,262	890	—
Proceeds from sale of property, plant, and equipment	—	1,750	—
Proceeds from net assets held for sale	4,418	2,280	5,002

Net cash provided by (used in) investing activities of continuing operations	15,968	(1,627)	(7,241)

Financing activities:
Payments under revolving line-of-credit agreements	(282,211)	(167,300)	(131,818)
Borrowings under revolving line-of-credit agreements	249,081	123,622	119,556
Repayment of debt	(1,395)	(3,047)	(3,737)
Payment of deferred financing costs	(8,188)	(794)	(687)
Dividends paid	—	(1,976)	(3,995)
Change in ESOP debt guarantee	805	1,013	1,176

Net cash used in financing activities of continuing operations	(41,908)	(48,482)	(19,505)
Effect of exchange rate changes on cash	132	(306)	(4,026)

Net cash (used in) provided by continuing operations	(11,629)	(618)	7,498
Net cash provided by (used in) discontinued operations	504	(329)	(1,065)

Net change in cash and cash equivalents	(11,125)	(947)	6,433
Cash and cash equivalents at beginning of year	13,068	14,015	7,582

Cash and cash equivalents at end of year	$1,943	$13,068	$14,015

Supplementary cash flows data:
Interest paid	$30,867	$29,887	$36,764
Income taxes (received) paid	$(4,197)	$3,262	$20,381

See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.    Description of Business

Columbus McKinnon Corporation (the Company) is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position or secure material. Key products include hoists, cranes, chain, forged attachments, conveyors, material handling systems and lift tables. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how. The Company’s material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers (OEMs), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company’s integrated material handling solutions businesses deal primarily with end-users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. During fiscal 2003, approximately 70% of sales were to customers in the United States. The operations of Automatic Systems, Inc. (ASI) have been reflected as a discontinued operation and as more fully described in Note 3, the consolidated financial statements for all periods presented have been restated to reflect this change.

2.    Accounting Principles and Practices

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 23% of the Company’s employees are represented by eight separate domestic and Canadian collective bargaining agreements which terminate at various times between August 2003 and April 2007. Approximately 1% of the labor force is covered by a collective bargaining agreement that will expire within one year.

Consolidation

These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

Derivative Financial Instruments

Derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in derivatives fair values are deferred until the underlying transaction occurs at which point they are then recognized in the statement of operations. All derivates are carried at fair value in the balance sheet. The fair value of derivatives are determined by reference to quoted market prices. The Company’s use of derivative instruments has historically been limited to cash flow hedges of certain interest rate risks.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business. Gains and losses from foreign currency transactions are reported in operations. There was an approximate $.8 million loss on transactions with foreign subsidiaries in fiscal 2003. Amounts for other years presented were not significant.

Goodwill

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but reviewed on an annual basis, or more frequently if indicators of impairment exist, at the reporting unit level for impairment. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products and Solutions segments were each subdivided into three reporting units. As a result of adopting SFAS No. 142, the Company ceased amortization of goodwill beginning April 1, 2002. See Note 8 for further discussion of goodwill and intangible assets.

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 56% of inventories at March 31, 2003 (59% in 2002) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

Marketable Securities

All of the Company’s marketable securities, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within shareholders’ equity unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the statement of operations within other income and expense, net. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in other income and expense, net on the consolidated statements of operations.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The marketable securities are carried as long-term assets since they are held for the settlement of a portion of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

Net Assets Held for Sale

Certain non-operating real estate properties were acquired as part of the 1996 acquisition of Yale Industrial Products, Inc. Certain of these properties were sold during fiscal 1998 through fiscal 2003. They have been recorded at the lower of cost or their estimated realizable values net of disposal costs on the consolidated balance sheet and amounted to $1,990,000 as of March 31, 2002.

At March 31, 2003 and 2002, net assets held for sale also includes $1,800,000 and $2,300,000, respectively, as the carrying value of a closed and vacated facility which is currently for sale.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Related Party Transactions

The Company entered into a consulting agreement with the Chairman of the Board of Directors on October 1, 2002. The agreement provided compensation at a monthly rate of $23,750 through January 2003, at which point the arrangement was terminated.

Research and Development

Research and development costs as defined in FAS No. 2, for the years ended March 31, 2003, 2002 and 2001 were $1,239,000, $1,328,000 and $975,000, respectively and are classified and general and administrative expense in the statement of operations.

Revenue Recognition and Concentration of Credit Risk

Sales are recorded when title passes to the customer which is generally at time of shipment to the customer, except for long-term construction contracts as described below. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. The Company has established an allowance for returns based upon historical trends.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively.

Shipping and Handling Costs

Shipping and handling costs are a component of cost of goods sold.

Stock based Employee Compensation

At March 31, 2003, the Company has two stock-based employee compensation plans in effect, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Year Ended March 31,
	2003	2002	2001
Net (loss) income, as reported	$(14,011)	$(135,366)	$15,219
Deduct: Total stock based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(1,019)	(1,331)	(410)

Net (loss) income, pro forma	$(15,030)	$(136,697)	$14,809

Basic and diluted (loss) income per share:
As reported	$(0.97)	$(9.39)	$1.06

Pro forma	$(1.04)	$(9.48)	$1.03

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Warranties

The Company offers warranties for certain of the products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim.

Changes in the Company’s product warranty accrual are as follows:

	March 31,
	2003	2002
Balance at beginning of year	$567	$483
Accrual for warranties issued	2,172	2,676
Warranties settled	(2,257)	(2,592)

Balance at end of year	$482	$567

3.    Discontinued Operations

In May 2002, the Company sold substantially all of the assets of ASI. The ASI business was the principal business unit in the Company’s former Solutions—Automotive segment. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable over 10 years. The measurement date for this discontinued operation was January 21, 2002. Accordingly, the impact of the prospective transaction has been recorded in fiscal 2002. The Company recorded an after-tax loss of $121,475,000 or $8.43 per diluted share and reflected ASI as a discontinued operation in the fourth quarter of fiscal 2002. The impairment loss included closing costs from the transaction and estimated operating losses of the discontinued operation from April 1, 2002 through May 10, 2002, the date of the sale. The impairment loss was due primarily to the write-off of $104,000,000 of goodwill and a $17,475,000 loss related to the write-off of the remaining net assets in excess of the selling price. The net current assets of discontinued operations at March 31, 2002 represent the net cash proceeds received upon disposal as well as the realized tax benefit. The consolidated financial statements and related notes for all periods presented have been restated, where applicable, to reflect the ASI business as a discontinued operation.

In accordance with Emerging Issues Task Force (EITF) 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated interest to the discontinued operations based upon the net principal amount of debt that was paid down with the proceeds from the sale of such operation. This resulted in an interest allocation of approximately $905,000 and $1,280,000 for the years ended March 31, 2002 and 2001, respectively.

Operating results of discontinued operations were as follows:

	Year Ended March 31,
	2002	2001
Net revenue	$137,070	$141,804

(Loss) income before income taxes	(9,350)	3,023
Income tax (benefit) expense	(1,477)	2,731

(Loss) income from operations of discontinued business	(7,873)	292
Loss on disposal of business (net of tax benefit of $9,464)	(121,475)	—

(Loss) income from discontinued operations	$(129,348)	$292

Diluted (loss) income per share from discontinued Operations	$(8.98)	$0.02

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Unbilled Revenues and Excess Billings

	March 31,
	2003	2002
Costs incurred on uncompleted contracts	$29,532	$18,254
Estimated earnings	9,016	6,709

Revenues earned to date	38,548	24,963
Less billings to date	29,980	22,578

	$8,568	$2,385

The net amounts above are included in the consolidated balance sheets under the following captions:

	March 31,
	2003	2002
Unbilled revenues	$8,861	$3,670
Accrued liabilities	(293)	(1,285)

	$8,568	$2,385

5.    Inventories

Inventories consisted of the following:

	March 31,
	2003	2002
At cost—FIFO basis:
Raw materials	$42,707	$48,477
Work-in-process	10,361	10,065
Finished goods	33,072	34,417

	86,140	92,959
LIFO cost less than FIFO cost	(7,527)	(6,973)

Net inventories	$78,613	$85,986

6.    Marketable Securities

Marketable securities are held for the settlement of a portion of the Company’s general and products liability insurance claims filed through the Company’s subsidiary, CM Insurance Company, Inc. (see Notes 2 and 15).

The following is a summary of available-for-sale securities at March 31, 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government securities	$7,379	$483	$—	$7,862
Equity securities	15,045	152	1,161	14,036

	$22,424	$635	$1,161	$21,898

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $2,189,000 for the year ended March 31, 2003, classified within other (income) and expense, net. The above schedule reflects the reduced cost bases.

The following is a summary of available-for-sale securities at March 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government securities	$6,353	$258	$6	$6,605
Equity securities	14,833	3,447	251	18,029

	$21,186	$3,705	$257	$24,634

As of March 31, 2002, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $2,757,000 for the year ended March 31, 2002, classified within other (income) and expense, net. The above schedule reflects the reduced cost bases.

The amortized cost and estimated fair value of debt and equity securities at March 31, 2003, by contractual maturity, are shown below:

	Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,122	$2,122
Due in one to five years	1,305	1,366
Due in five to ten years	2,253	2,492
Due after ten years	1,699	1,882

	7,379	7,862
Equity securities	15,045	14,036

	$22,424	$21,898

Net unrealized gain or loss included in the balance sheet amounted to a $526,000 loss at March 31, 2003 and a $3,448,000 gain at March 31, 2002. The amounts, net of related income taxes of $(184,000) and $1,379,000 at March 31, 2003 and 2002, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2003	2002
Land and land improvements	$5,745	$5,812
Buildings	34,036	31,472
Machinery, equipment, and leasehold improvements	103,782	99,198
Construction in progress	3,033	3,677

	146,596	140,159
Less accumulated depreciation	79,301	69,417

Net property, plant, and equipment	$67,295	$70,742

Depreciation expense from continuing operations was $10,557,000, $11,449,000, and $11,700,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

8.    Goodwill and Intangible Assets

As discussed in Note 2, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but reviewed for impairment on an annual basis, or more frequently if indicators of impairment exist, at the reporting unit level for impairment. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products and Solutions segments were each subdivided into three reporting units.

Upon the adoption of SFAS No. 142 in the second quarter of fiscal 2003, the Company recorded a one-time, non-cash charge of $8,000,000 to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. The impairment charge was related to the Cranebuilder reporting unit in the Products segment and the Univeyor reporting unit in the Solutions segment. In relation to the initial adoption of SFAS No. 142, goodwill was allocated amongst the reporting units so that goodwill was allocated to the units that benefited from the acquisitions. The Company will record any future impairment charges as a component of operating income.

During the fourth quarter of fiscal 2003, the Company performed its annual impairment review and recorded an additional charge of $4,000,000 resulting from the decline in the fair value of one of its reporting units, which is recorded as a component of operating income in the accompanying consolidated statement of operations as part of write-off/amortization of intangibles.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impairment charge is non-cash in nature and does not affect the Company’s liquidity or result in non-compliance with respect to any debt covenants contained in the Company’s credit facilities.

A summary of changes in goodwill during the year ended March 31, 2003 by business segment is as follows:

	Products	Solutions	Total
Balance at March 31, 2002	$165,295	$30,360	$195,655
Allocation upon adoption of SFAS No. 142	24,290	(24,290)	—
Currency translation	1,266	—	1,266
Cumulative effect of accounting change	(1,930)	(6,070)	(8,000)
Fourth quarter impairment charge	(4,000)	—	(4,000)

Balance at March 31, 2003	$184,921	$—	$184,921

No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142.

Other intangibles, all subject to amortization with the exception of the intangible assets related to the Company’s pension plans, consisted of the following:

	March 31,
	2003	2002
Gross deferred financing costs	$10,983	$7,801
Accumulated amortization of deferred financing costs	(2,610)	(3,884)

Deferred financing costs, net	8,373	3,917
Intangible pension assets	1,501	903
Patents, net	334	326

Other intangibles, net	$10,208	$5,146

During fiscal 2003, the Company incurred approximately $8.2 million of deferred financing costs, of which $6.3 million related to its refinanced credit facility. The Company wrote off approximately $1.2 million of deferred financing costs related to the former credit facility and recorded that charge as interest and debt expense.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding four years is estimated to be $2,025,000 including $50,000 of amortization reflected on the amortization of intangibles line and $1,975,000 of amortization of deferred financing costs shown on the interest and debt expense line on the statement of operations. Amortization expense for the fifth succeeding year is estimated to be $600,000 including $50,000 of amortization reflected on the amortization of intangibles line and $550,000 of amortization of deferred financing costs shown on the interest and debt expense line on the statement of operations.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of April 1, 2000.

	Year Ended March 31,
	2002	2001
Reported (loss) income from continuing operations	$(6,018)	$14,927
Goodwill amortization add-back, net of tax	10,208	10,260

Adjusted income from continuing operations	$4,190	$25,187

Reported income (loss) from continuing operations per share—basic and diluted	$(0.41)	$1.04
Goodwill amortization add-back	0.70	0.72

Adjusted income from continuing operations per share—basic and diluted	$0.29	$1.76

9.    Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted the following:

	March 31,
	2003	2002
Accrued payroll	$12,033	$10,915
Accrued pension cost	4,284	5,434
Interest payable	10,116	8,975
Accrued workers compensation	4,615	4,070
Other accrued liabilities	5,492	10,139

	$36,540	$39,533

Consolidated other non-current liabilities of the Company consisted the following:

	March 31,
	2003	2002
Accumulated postretirement benefit obligation	$9,108	$10,181
Accrued general and product liability costs	14,439	16,013
Accrued pension cost	18,470	—
Other non-current liabilities	4,042	4,020

	$46,059	$30,214

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Debt

Consolidated debt of the Company consisted of the following:

	March 31,
	2003	2002
Revolving Credit Facility due March 31, 2007	$10,232	$—
Term Loan requiring quarterly payments of $1,179 through March 31, 2007	32,908	—
Senior Second Secured Term Loan due May 21, 2007 ($60,000) and November 21, 2007 ($10,000)	70,000	—
Previous Revolving Credit Facility repaid and retired November 21, 2002	—	145,800
Other senior debt	1,196	2,372

Total senior debt	114,336	148,172
8½% Senior Subordinated Notes due March 31, 2008 with interest payable in semi-annual installments at 8.45% effective rate, recorded net of unamortized discount of $266 ($319 at March 31, 2002)	199,734	199,681

Total	314,070	347,853
Less current portion	4,981	146,663

	$309,089	$201,190

On November 21, 2002, the Company refinanced its credit facilities. The new arrangement replaced the Previous Revolving Credit Facility that was scheduled to mature on March 31, 2003. Amounts outstanding under the Previous Revolving Credit Facility were classified as current portion of long-term debt in the March 31, 2002 balance sheet. The new arrangement consists of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan.

The Revolving Credit Facility provides availability up to a maximum of $57 million. Availability based on the underlying collateral at March 31, 2003 amounted to $56.5 million. The unused Revolving Credit Facility totaled $29.8 million, net of outstanding borrowings of $10.2 million, outstanding letters of credit of $7.1 million, an availability block of $6.3 million and other reserve holdbacks of $3.1 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s leverage ratio amounting to 275 or 150 basis points, respectively, at March, 31, 2003 (4.13% or 5.75%). The Revolving Credit Facility is secured by all inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The Term Loan requires quarterly payments based on a seven-year amortization period beginning on April 1, 2003 amounting to $1,179,000 per quarter. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company’s leverage ratio amounting to 325 basis points at March, 31, 2003 (4.63%). The Term Loan is secured by all inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The Senior Second Secured Term Loan has no scheduled periodic payments and is prepayable at the Company’s option without penalty subject to approval of the Term Loan lenders. Interest is payable at 11.5% in the first year and increases annually for the three succeeding years at a rate of 0.5% per year. In addition, payment in kind interest is also due annually at a rate of 1.25% through May 1, 2003 and 3.00% thereafter (see below). The payment in kind interest is additional interest expense which is prepayable in cash at the Company’s option or is due at maturity. If certain repayment thresholds are met under the Term Loan or the Senior Second

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Term Loan prior to December 31, 2003, the payment in kind interest rate would revert back to 1.25%. The Senior Second Secured Term Loan is also subject to a 1.0% annual fee. The Senior Second Secured Term Loan is secured by a secondary interest in all inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The corresponding credit agreements associated with the Revolving Credit Facility, the Term Loan, and the Senior Second Secured Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

Effective June 5, 2003, these credit agreements were amended to modify one of the covenant restrictions to enable the Company to remain in compliance and to provide more flexibility. The amended credit agreements also increased the payment in kind interest rate on the Senior Second Secured Term Loan from 1.25% to 3.00%, effective May 1, 2003, and added a $12.5 million permanent availability block on the Revolving Credit Facility. The Company believes that it will be able to comply with all covenants through March 31, 2004.

The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement, which matures in June 2003, to effectively convert $40 million of variable-rate debt to fixed-rate debt. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive loss, net of tax. The fair value of the derivative at March 31, 2003 was a $317,000 liability with a corresponding charge to other comprehensive income which will be reclassified into earnings during the first quarter of fiscal year 2004 as a result of the expiration of the interest rate swap.

Provisions of the 8 1/2% Senior Subordinated Notes (8 1/2% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 1/2% Notes agreement) to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder’s 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The carrying amount of the Company’s senior debt instruments approximates the fair value based on current market rates. The Company’s subordinated debt has an approximate fair market value of $142,400,000 based on quoted market prices which is less than the carrying amount of $199,734,000.

The principal payments scheduled to be made as of March 31, 2003 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):

2004	$4,981
2005	4,913
2006	4,871
2007	28,774
2008	270,168

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Retirement Plans

The Company provides defined benefit pension plans to certain employees. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$83,017	$75,008
Service cost	3,601	3,961
Interest cost	5,636	5,580
Actuarial loss	2,164	3,373
Benefits paid	(4,100)	(4,905)

Benefit obligation at end of year	$90,318	$83,017

Change in plan assets:
Fair value of plan assets at beginning of year	$70,506	$76,182
Actual loss on plan assets	(8,145)	(4,349)
Employer contribution	5,175	3,578
Benefits paid	(4,100)	(4,905)

Fair value of plan assets at end of year	$63,436	$70,506

Funded Status	$(26,882)	$(12,511)
Unrecognized actuarial loss	27,958	12,373
Unrecognized prior service cost	1,501	1,191

Net amount recognized	$2,577	$1,053

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2003	2002
Intangible asset	$1,501	$903
Accrued liabilities	(3,323)	(4,933)
Other non-current liabilities	(18,470)	—
Deferred tax effect of accumulated other comprehensive loss	9,148	2,033
Accumulated other comprehensive loss	13,721	3,050

Net amount recognized	$2,577	$1,053

Net periodic pension cost included the following components:

	Year Ended March 31,
	2003	2002	2001
Service costs—benefits earned during the period	$3,601	$3,961	$3,772
Interest cost on projected benefit obligation	5,636	5,580	5,099
Expected return on plan assets	(5,885)	(6,526)	(6,303)
Net amortization	299	213	136

Net periodic pension cost	$3,651	$3,228	$2,704

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $90,318,000 and $63,436,000, respectively, as of March 31, 2003 and $76,652,000 and $62,507,000, respectively, as of March 31, 2002.

The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $84,569,000 and $63,436,000 respectively as of March 31, 2003 and $69,363,000 and $61,734,000, respectively as of March 31, 2002.

Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation of all of the defined benefit plans was 6.75% and 7.25% as of March 31, 2003 and 2002, respectively. Future average compensation increases are assumed to be 4% per year as of March 31, 2003 and 2002. The weighted-average expected long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8 1/2% for the year ended March 31, 2003, 8 5/8% for the year ended March 31, 2002 and 8 7/8% for year ended March 31, 2001. Plan assets consist of equities, corporate and government securities, and fixed income annuity contracts.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,430,000, $1,790,000 and $2,190,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

12.    Employee Stock Ownership Plan (ESOP)

The AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

The obligation of the ESOP to repay borrowings incurred to purchase shares of the Company’s common stock is guaranteed by the Company; the unpaid balance of such borrowings, if any, would be reflected in the consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders’ equity.

Substantially all of the Company’s domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $341,000, $844,000 and $1,120,000 in fiscal 2003, 2002 and 2001, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2003 and 2002, 941,321 and 966,769 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. At March 31, 2003 and 2002, 356,851 and 417,854 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares at March 31, 2003 amounted to $575,000.

13.    Postretirement Benefit Obligation

The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to Yale domestic retirees and their dependents. Prior to the acquisition of Yale, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for Yale retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

The Company’s postretirement health benefit plans are not funded. In accordance with FAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the following sets forth a reconciliation of benefit obligations and the funded status of the plan:

	March 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$12,538	$12,626
Service cost	13	82
Interest cost	832	891
Actuarial loss	2,390	1,255
Benefits paid	(1,973)	(1,480)
Impact of curtailment	—	(836)

Benefit obligation at end of year	$13,800	$12,538

Funded status	$(13,800)	$(12,538)
Unrecognized actuarial loss	4,845	2,664
Unrecognized prior service gain	(153)	(307)

Net amount recognized in other non-current liabilities	$(9,108)	$(10,181)

Net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2003	2002	2001
Service cost—benefits attributed to service during the period	$13	$82	$80
Interest cost	832	891	820
Amortization of prior service gain	(154)	(807)	(807)
Amortization of plan net losses	209	162	—
Curtailment gain	—	(1,307)	—

Net periodic postretirement benefit cost (credit)	$900	$(979)	$93

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, a 12.0% annual rate of increase in the per capita cost of postretirement medical benefits was assumed at the beginning of the period; the rate was assumed to decrease 1.0% per year to 5.0% and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.25% as of March 31, 2003 and 2002, respectively.

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$41	$(37)
Effect on postretirement obligation	628	(574)

During fiscal 2002, the company closed the Forrest City, Arkansas production facility (see Note 16). As a result of the closure, the size of the workforce reduction resulted in the application of curtailment accounting with respect to the postretirement benefit plan. The curtailment gain resulted from the acceleration of the unrecognized prior service gain.

14.    Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of stock options. The effect of dilutive employee stock options has not been included for the year ended March 31, 2003 and 2002 since this would be antidilutive as a result of the Company’s net loss.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
	2003	2002	2001
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(6,011)	$(6,018)	$14,927
Total (loss) income from discontinued operations	—	(129,348)	292
Loss from cumulative effect of change in accounting principle	(8,000)	—	—

Net (loss) income	$(14,011)	$(135,366)	$15,219

Denominators:
Weighted-average common stock outstanding—denominator for basic an diluted EPS	14,496	14,414	14,316
Effect of dilutive employee stock options	—	—	—

Adjusted weighted-average common stock outstanding and assumed conversions—denominator for diluted EPS	14,496	14,414	14,316

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 12).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2003 is as follows:

	Shares	Weighted-average Exercise Price
Balance at March 31, 2000	674,750	$19.49
Granted	32,700	11.07
Exercised	(19,340)	4.69
Cancelled	(16,575)	21.36

Balance at March 31, 2001	671,535	$19.46
Granted	762,000	10.07
Cancelled	(27,375)	21.06

Balance at March 31, 2002	1,406,160	$14.34
Cancelled	(94,410)	18.31

Balance at March 31, 2003	1,311,750	$14.05

A summary of exercisable and available for grant options is as follows:

	Year Ended March 31,
	2003	2002	2001
Exercisable at end of year	653,887	394,153	241,825
Available for grant at end of year	670,750	76,340	810,965

Exercise prices for options outstanding as of March 31, 2003, ranged from $9.00 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2003:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Up to $10.00	716,950	$9.97	8.4
$10.01 to $20.00.	194,100	14.63	4.9
$20.01 to $30.00	400,700	21.07	6.0

	1,311,750	$14.05	7.1

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information with respect to stock options exercisable at March 31, 2003:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price
Up to $10.00	184,975	$9.95
$10.01 to $20.00.	163,387	15.21
$20.01 to $30.00	305,525	21.20

	653,887	$18.95

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the grant date and the number of options granted is fixed, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. No options were granted in fiscal 2003 and the fair value for issued options in fiscal 2002 and 2001 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended March 31,
	2002	2001
Assumptions:
Risk-free interest rate	4.5%	5.2%
Dividend yield—Incentive Plan	0.0%	2.9%
Volatility factor	0.444	0.435
Expected life—Incentive Plan	5 years	5 years

The weighted-average fair value of options granted in 2002 and 2001 was $4.66 and $4.42 per share, respectively.

The Company maintains a Restricted Stock Plan, under which the Company had 49,000 shares reserved for issuance at March 31, 2003 (none at March 31, 2002). The Company charges unearned compensation, a component of shareholders’ equity, for the market value of shares, as they are issued. It is then ratably amortized

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant. There were 1,000 shares issued during the year ended March 31, 2003. No shares were issued during the year ended March 31, 2002 or 2001.

15.    Loss Contingencies

General and Product Liability—$14,314,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 2003 ($15,603,000 at March 31, 2002) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 5.71% and 8.42%, to the undiscounted reserves of $17,700,000 and $19,510,000 at March 31, 2003 and 2002, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 6). The liability has been revised during fiscal 2003 as a result of decreases in the estimated losses for certain claims. The impact of the change in estimate was a decrease of the accrued liability and a reduction of expense of approximately $800,000.

16.    Restructuring Charges

The Company has analyzed its global capacity requirements and, as a result, began a series of facility rationalization projects in early fiscal 2002. The decision to close or significantly reorganize the facilities identified was based upon the cost structure of those facilities relative to others within the Company. Production operations were transferred to other facilities within the same reporting segment, to better utilize their available capacity.

During fiscal 2003, the Company recorded restructuring costs of $3.7 million related to various employee termination benefits and facility costs as a result of the decision to close, merge or significantly reorganize five manufacturing facilities. Three of the five projects were completed as planned in the fourth quarter of 2003 while two others are on schedule and expected to be completed by the second quarter of fiscal 2004. All of these costs are related to the Products segment, with the exception of approximately $.1 million. Approximately 215 employees were to be terminated at the various facilities. As of March 31, 2003, approximately one half of the terminations had occurred with the remaining terminations to be completed by the second quarter of fiscal 2004. The liability as of March 31, 2003 consists of severance payments and costs associated with the preparation and maintenance of non-operating of facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Of the four facilities being completely closed and prepared for disposal, two are expected to be disposed of in the second quarter of fiscal 2004 and two others in the second half of Fiscal 2005.

During fiscal 2002, the Company recorded restructuring costs of $9.6 million related to various employee and contractual terminations as a result of the decision to close two manufacturing facilities. All of the costs are related to the Products segment. Included in the restructuring charges was approximately $8.3 million to terminate a facility lease, resulting in the purchase of property with an estimated fair value of approximately $2.3 million which was recorded as an offset to the restructuring charges. The $2.3 million fair value of the property was classified as net assets available for sale as of March 31, 2002. Due to changes in the real estate market and a reassessment of the fair value of the property, the net asset held for sale was adjusted by $.5 million as a further restructuring charge during fiscal 2003. Approximately 250 employees were to be terminated at the Company’s hoist manufacturing facility in Forrest City, Arkansas and chain manufacturing facility in Richmond, British Columbia, Canada when those facilities were closed in the third and fourth quarter of fiscal 2002, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002, substantially all of the terminations had occurred and the remaining liability consisted of severance payments and costs associated with the operation of the facilities until disposal. In addition to those facilities, the Company closed, merged or restructured three smaller facilities and three warehouse facilities during fiscal 2002.

The following provides a reconciliation of the activity related to restructuring reserves:

	Fiscal 2002 Projects		Fiscal 2003 Projects
	Employee Related	Facility Closure	Employee Related	Facility Closure	Total
Reserve at March 31, 2001	$—	$—	$—	$—	$—
Fiscal 2002 restructuring charges	2,400	7,169	—	—	9,569
Cash payments	(1,750)	(9,170)	—	—	(10,920)
Reclassification to net assets held for sale	—	2,300	—	—	2,300

Reserve at March 31, 2002	650	299	—	—	949
Fiscal 2003 restructuring charges	—	857	1,789	1,051	3,697
Cash payments	(650)	(296)	(867)	(2)	(1,815)
Write-down of non-operating property	—	(500)	—	—	(500)

Reserve at March 31, 2003	$—	$360	$922	$1,049	$2,331

17.    Income Taxes

The following is a reconciliation of the difference between the effective tax rate and the statutory federal tax rate applied to (loss) income from continuing operations before income tax expense and cumulative effect of accounting change:

	Year Ended March 31,
	2003	2002	2001
Computed statutory provision	$(1,568)	$(1,301)	$11,102
State income taxes net of federal benefit	715	501	1,075
Nondeductible goodwill write-off/amortization	1,398	2,752	2,753
Foreign taxes greater than statutory provision	632	922	923
Research and development credit	—	(1,031)	(400)
Valuation allowance	1,249	—	—
Other	(894)	458	1,341

Actual tax provision	$1,532	$2,301	$16,794

The provision for income tax expense consisted of the following:

	Year Ended March 31,
	2003	2002	2001
Current income tax (benefit) expense:
Federal taxes	$(6,148)	$(198)	$11,893
State taxes	1,099	1,012	1,345
Foreign	1,083	1,483	3,599
Deferred income tax expense (benefit):
Domestic	5,715	(317)	395
Foreign	(217)	321	(438)

	$1,532	$2,301	$16,794

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, “Accounting for Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2003	2002
Deferred tax assets:
Employee benefit plans	$11,471	$4,802
Asset reserves	5,496	2,982
Insurance reserves	4,122	4,517
Accrued vacation and incentive costs	2,106	1,505
Capital loss carryforwards	1,249	242
Other	3,777	2,363
Valuation allowance	(1,249)	—

Total gross deferred tax assets	26,972	16,411

Deferred tax liabilities:
Inventory reserves	(4,264)	(4,661)
Property, plant, and equipment	(5,425)	(6,349)

Total gross deferred tax liabilities	(9,689)	(11,010)

Net deferred tax asset	$17,283	$5,401

A valuation allowance of $1,249,000 was recorded at March 31, 2003 due to the uncertainly of whether the Company’s capital loss carryforward may ultimately be realized ($1,470,000 expiring at March 31, 2007 and $2,098,000 expiring at March 31, 2008). Such capital loss benefit pertains to a $2,101,000 capital loss from the sale of the Company’s marketable securities and a $1,467,000 capital loss on the disposition of two subsidiaries.

Deferred income taxes are presented within the consolidated balance sheets as follows:

	March 31,
	2003	2002
Net current deferred tax asset	$2,038	$2,268
Net non-current deferred tax asset	15,245	3,133

Net deferred tax asset	$17,283	$5,401

The net current deferred tax asset is included in prepaid expenses.

Income before income tax expense and cumulative effect of accounting change includes foreign subsidiary ncome of $649,000, $2,436,000 and $6,394,000 for the years ended March 31, 2003, 2002, and 2001, respectively. United States income taxes have not been provided on certain unremitted earnings of approximately $17,000,000 at March 31, 2003 of the Company’s foreign subsidiaries as such earnings are considered to be permanently reinvested. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2003, 2002 and 2001 was $3,109,000, $3,225,000, and $5,103,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2003 under non-cancelable operating leases extending beyond one year (in thousands):

Year Ended March 31,	Real Property	Vehicles and Equipment	Total
2004	$1,021	$1,754	$2,775
2005	873	1,386	2,259
2006	596	1,076	1,672
2007	423	684	1,107
2008	156	563	719

19.    Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and domestic subsidiaries (guarantors), which guarantee the 8½% Senior Subordinated Notes, and the foreign subsidiaries (nonguarantors). The domestic subsidiaries are wholly owned and the guarantees are full, unconditional, joint and several.

As of and for the year ended March 31, 2003:

	Parent	Domestic Subsidiaries	Foreign Subsidiaries	Eliminations	Consolidated
As of March 31, 2003:
Current assets:
Cash	$56	$(829)	$2,716	$—	$1,943
Trade accounts receivable and unbilled revenues	54,255	(81)	34,022	—	88,196
Inventories	38,126	19,667	21,792	(972)	78,613
Net assets held for sale	1,800	—	—	—	1,800
Other current assets	5,000	1,439	4,380	—	10,819

Total current assets	99,237	20,196	62,910	(972)	181,371
Net property, plant, and equipment	31,761	16,551	18,983	—	67,295
Goodwill and other intangibles, net	98,853	57,364	38,912	—	195,129
Intercompany balances	48,807	(75,044)	(47,860)	74,097	—
Other non-current assets	207,288	172,822	32,199	(373,498)	38,811

Total assets	$485,946	$191,889	$105,144	$(300,373)	$482,606

Current liabilities	$42,193	$8,613	$24,763	$(818)	$74,751
Debt, less current portion	297,690	—	11,399	—	309,089
Other non-current liabilities	27,786	14,034	4,239	—	46,059

Total liabilities	367,669	22,647	40,401	(818)	429,899
Shareholders’ equity	118,277	169,242	64,743	(299,555)	52,707

Total liabilities and shareholders’ equity	$485,946	$191,889	$105,144	$(300,373)	$482,606

For the Year Ended March 31, 2003:
Net sales	$231,404	$124,218	$116,619	$(18,921)	$453,320
Cost of products sold	172,214	102,655	90,015	(18,898)	345,986

Gross profit	59,190	21,563	26,604	(23)	107,334

Selling, general and administrative expenses	36,826	13,853	23,332	—	74,011
Restructuring charges	1,960	—	1,737	—	3,697
Amortization of intangibles	242	4,003	1	—	4,246

	39,028	17,856	25,070	—	81,954

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Parent	Domestic Subsidiaries	Foreign Subsidiaries	Eliminations	Consolidated
Income from operations	$20,162	$3,707	$1,534	$(23)	$25,380
Interest and debt expense	30,957	153	898	—	32,008
Other (income) and expense, net	(112)	(1,804)	(1,310)	1,077	(2,149)

(Loss) income from continuing operations before income tax (benefit) expense	(10,683)	5,358	1,946	(1,100)	(4,479)
Income tax (benefit) expense	(3,627)	4,313	855	(9)	1,532

(Loss) income from continuing operations	(7,056)	1,045	1,091	(1,091)	(6,011)
Cumulative effect of accounting change	—	(1,930)	(6,070)	—	(8,000)

Net loss	$(7,056)	$(885)	$(4,979)	$(1,091)	$(14,011)

For the Year Ended March 31, 2003:
Operating activities:
Cash provided by (used in) operating activities	$32,288	$(7,709)	$(9,013)	$(1,387)	$14,179
Investing activities:
Purchase of marketable securities, net	(672)	—	—	—	(672)
Capital expenditures	(1,901)	(952)	(2,187)	—	(5,040)
Proceeds from sale of businesses	1,108	16,154	—	—	17,262
Net assets held for sale	—	4,418	—	—	4,418

Net cash (used in) provided by investing activities	(1,465)	19,620	(2,187)	—	15,968
Financing activities:
Proceeds from issuance of common stock	—	—	16	(16)	—
Net (payments) borrowings under revolving line-of-credit agreements	(31,437)	(11,551)	9,858	—	(33,130)
Repayment of debt	(564)	—	(831)	—	(1,395)
Payment of deferred financing costs	(7,823)	—	(365)	—	(8,188)
Dividends paid	234	—	(1,647)	1,413	—
Other	805	—	—	—	805

Net cash (used in) provided by financing activities	(38,785)	(11,551)	7,031	1,397	(41,908)
Effect of exchange rate changes on cash	(6)	8	140	(10)	132

Net cash (used in) provided by continuing operations	(7,968)	368	(4,029)	—	(11,629)
Net cash provided by discontinued operations	—	504	—	—	504

Net change in cash and cash equivalents	(7,968)	872	(4,029)	—	(11,125)
Cash and cash equivalents at beginning of year	8,024	(1,701)	6,745	—	13,068

Cash and cash equivalents at end of year	$56	$(829)	$2,716	$—	$1,943

As of and for the year ended March 31, 2002:

	Parent	Domestic Subsidiaries	Foreign Subsidiaries	Eliminations	Consolidated
As of March 31, 2002:
Current assets:
Cash	$8,024	$(1,701)	$6,745	$—	$13,068
Trade accounts receivable and unbilled revenues	53,724	6,895	25,317	—	85,936
Inventories	43,357	23,525	20,053	(949)	85,986
Net assets held for sale	2,300	1,990	—	—	4,290
Net current assets of discontinued operations	—	21,497	—	—	21,497
Other current assets	6,647	(1,682)	3,578	—	8,543

Total current assets	114,052	50,524	55,693	(949)	219,320
Net property, plant, and equipment	35,893	18,385	16,464	—	70,742
Goodwill and other intangibles, net	36,370	121,051	43,380	—	200,801
Intercompany balances	277,846	(292,844)	(59,486)	74,484	—
Other non-current assets	76,893	159,710	(1,408)	(201,763)	33,432

Total assets	$541,054	$56,826	$54,643	$(128,228)	$524,295

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Parent	Domestic Subsidiaries	Foreign Subsidiaries	Eliminations	Consolidated
Current liabilities	$190,014	$11,335	$20,353	$(422)	$221,280
Long-term debt, less current portion	199,536	—	1,654	—	201,190
Other non-current liabilities	16,196	11,203	2,815	—	30,214

Total liabilities	405,746	22,538	24,822	(422)	452,684
Shareholders’ equity	135,308	34,288	29,821	(127,806)	71,611

Total liabilities and shareholders’ equity	$541,054	$56,826	$54,643	$(128,228)	$524,295

For the Year Ended March 31, 2002:
Net sales	$222,957	$170,265	$107,944	$(21,138)	$480,028
Cost of products sold	164,150	134,031	82,533	(21,163)	359,551

Gross profit	58,807	36,234	25,411	25	120,477

Selling, general and administrative expenses	34,539	17,163	20,065	—	71,767
Restructuring charges	9,416	—	153	—	9,569
Amortization of intangibles	2,140	6,461	2,412	—	11,013

	46,095	23,624	22,630	—	92,349

Income from operations	12,712	12,610	2,781	25	28,128
Interest and debt expense	28,869	—	512	—	29,381
Other (income) and expense, net	4,773	(2,076)	(233)	—	2,464

(Loss) income from continuing operations before income tax (benefit) expense	(20,930)	14,686	2,502	25	(3,717)
Income tax (benefit) expense	(6,838)	7,419	1,710	10	2,301

(Loss) income from continuing operations	(14,092)	7,267	792	15	(6,018)
Loss on discontinued operations	—	(7,873)	—	—	(7,873)
Loss on disposal of discontinued operations	—	(121,475)	—	—	(121,475)

Net (loss) income	$(14,092)	$(122,081)	$792	$15	$(135,366)

For the Year Ended March 31, 2002:
Operating activities:
Cash provided by (used in) operating activities	$63,500	$(17,965)	$5,914	$(1,652)	$49,797
Investing activities:
Purchase of marketable securities, net	(1,794)	—	—	—	(1,794)
Capital expenditures	(6,923)	3,162	(992)	—	(4,753)
Proceeds from sale of business	890	—	—	—	890
Proceeds from sale of property, plant and equipment	—	—	1,750	—	1,750
Net assets held for sale	—	2,280	—	—	2,280

Net cash (used in) provided by investing activities	(7,827)	5,442	758	—	(1,627)
Financing activities:
Net (payments) borrowings under revolving line-of-credit agreements	(56,200)	13,016	(494)	—	(43,678)
Repayment of debt	(851)	—	(2,196)	—	(3,047)
Dividends paid	(1,808)	—	(1,820)	1,652	(1,976)
Other	219	—	—	—	219

Net cash (used in) provided by financing activities	(58,640)	13,016	(4,510)	1,652	(48,482)
Effect of exchange rate changes on cash	(26)	—	(280)	—	(306)

Net cash (used in) provided by continuing operations	(2,993)	493	1,882	—	(618)
Net cash used in discontinued operations	—	(329)	—	—	(329)

Net change in cash and cash equivalents	(2,993)	164	1,882	—	(947)
Cash and cash equivalents at beginning of year	11,017	(1,865)	4,863	—	14,015

Cash and cash equivalents at end of year	$8,024	$(1,701)	$6,745	$—	$13,068

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended March 31, 2001:

	Parent	Domestic Subsidiaries	Foreign Subsidiaries	Eliminations	Consolidated
For the Year Ended March 31, 2001:
Net sales	$252,128	$237,673	$119,475	$(23,108)	$586,168
Cost of products sold	175,181	184,235	90,260	(23,017)	426,659

Gross profit	76,947	53,438	29,215	(91)	159,509

Selling, general and administrative expenses	39,196	23,331	20,117	—	82,644
Amortization of intangibles	2,011	6,535	2,429	—	10,975

	41,207	29,866	22,546	—	93,619

Income (loss) from operations	35,740	23,572	6,669	(91)	65,890
Interest and debt expense	35,783	(32)	578	—	36,329
Other (income) and expense, net	(1,621)	(236)	(303)	—	(2,160)

Income (loss) from continuing operations before income tax expense	1,578	23,840	6,394	(91)	31,721
Income tax expense	2,326	11,344	3,161	(37)	16,794

(Loss) income from continuing operations	(748)	12,496	3,233	(54)	14,927
Income from discontinued operations	—	292	—	—	292

Net (loss) income	$(748)	$12,788	$3,233	$(54)	$15,219

For the Year Ended March 31, 2001:
Operating activities:
Cash provided by (used in) operating activities	$19,831	$10,457	$9,054	$(1,072)	$38,270
Investing activities:
Purchase of marketable securities, net	(2,064)	—	—	—	(2,064)
Capital expenditures	(4,419)	(4,961)	(799)	—	(10,179)
Net assets held for sale	—	5,002	—	—	5,002

Net cash (used in) provided by investing activities	(6,483)	41	(799)	—	(7,241)
Financing activities:
Net (payments) borrowings under revolving line-of-credit agreements	(3,000)	(9,597)	335	—	(12,262)
Repayment of debt	(1,579)	—	(2,158)	—	(3,737)
Dividends paid	(3,995)	—	(1,072)	1,072	(3,995)
Other	489	—	—	—	489

Net cash (used in) provided by financing activities	(8,085)	(9,597)	(2,895)	1,072	(19,505)
Effect of exchange rate changes on cash	—	—	(4,026)	—	(4,026)

Net cash provided by continuing operations	5,263	901	1,334	—	7,498
Net cash used in discontinued operations	—	(1,065)	—	—	(1,065)

Net change in cash and cash equivalents	5,263	(164)	1,334	—	6,433
Cash and cash equivalents at beginning of year	5,754	(1,701)	3,529	—	7,582

Cash and cash equivalents at end of year	$11,017	$(1,865)	$4,863	$—	$14,015

20.    Business Segment Information

As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company’s Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on operating earnings of the respective business units prior to the effects of amortization.

Segment information as of and for the years ended March 31, 2003, 2002, and 2001 is as follows:

	Year Ended March 31, 2003
	Products	Solutions	Total
Sales to external customers	$388,076	$65,244	$453,320
Operating income before restructuring charges and amortization	33,593	(270)	33,323
Depreciation and amortization	13,731	1,072	14,803
Total assets	450,641	31,965	482,606
Capital expenditures	3,914	1,126	5,040

	Year Ended March 31, 2002
	Products	Solutions	Total
Sales to external customers	$404,731	$75,297	$480,028
Operating income before restructuring charges and amortization.	47,045	1,665	48,710
Depreciation and amortization	19,515	2,947	22,462
Total assets	438,294	64,504	502,798
Capital expenditures	3,904	849	4,753

	Year Ended March 31, 2001
	Products	Solutions	Total
Sales to external customers	$478,898	$107,270	$586,168
Operating income before restructuring charges and amortization.	73,096	3,769	76,865
Depreciation and amortization	19,859	2,816	22,675
Total assets	487,551	71,305	558,856
Capital expenditures	9,889	290	10,179

The following provides a reconciliation of operating income before restructuring charges and amortization to consolidated income before income tax expense:

	Year Ended March 31,
	2003	2002	2001
Operating income before restructuring charges and amortization	$33,323	$48,710	$76,865
Restructuring charges	(3,697)	(9,569)	—
Amortization of intangibles	(4,246)	(11,013)	(10,975)
Interest and debt expense	(32,008)	(29,381)	(36,329)
Other income and (expense)	2,149	(2,464)	2,160

(Loss) income from continuing operations before income tax expense	$(4,479)	$(3,717)	$31,721

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2003	2002	2001
Net sales:
United States	$337,929	$374,070	$470,195
Europe	82,999	70,097	71,967
Canada	24,104	29,340	36,635
Other Other	8,288	6,521	7,371

Total	$453,320	$480,028	$586,168

	Year Ended March 31,
	2003	2002	2001
Total assets:
United States	$363,331	$388,669	$437,522
Europe	98,248	92,541	94,908
Canada	16,173	17,071	21,936
Other	4,854	4,517	4,490

Assets of continuing operations	482,606	502,798	558,856
Assets of discontinued operations	—	21,497	163,532

Total	$482,606	$524,295	$722,388

	Year Ended March 31,
	2003	2002	2001
Long-lived assets:
United States	$204,529	$211,699	$226,491
Europe	51,794	54,154	56,466
Canada	4,479	4,266	7,008
Other	1,622	1,424	1,098

Total	$262,424	$271,543	$291,063

21.    Selected Quarterly Financial Data (Unaudited)

As a result of the adoption of SFAS 142, as of April 1, 2002, the Company recorded a goodwill impairment charge of $8 million ($.55 per share—basic and diluted). The amount of the charge was determined in September 2002, which was within the permissible six-month period following adoption of SFAS 142. Also under the provisions of SFAS 142, the charge is retroactively recorded as of the date of adoption of SFAS 142. This results in a difference in the first quarter net income, as compared to the net income previously reported in the quarterly Form 10-Q filed for the first quarter of Fiscal 2003. The net income as previously reported was $3,499,000. The impairment charge results in a restated net loss of $4,501,000 ($.15 loss per share—basic and diluted) for the first quarter of Fiscal 2003

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is selected quarterly financial data for fiscal 2003 and 2002 including the restated amounts for the three months ended June 30, 2002 for the cumulative effect of change in accounting principle:

	Three Months Ended
	June 30, 2002	September 29, 2002	December 29, 2002	March 31, 2003
Net sales	$113,891	$113,238	$107,384	$118,807
Gross profit	27,630	26,573	26,299	26,832
Income (loss) from operations	9,474	8,539	8,008	(641)
Income (loss) from continuing operations	3,499	1,015	(2,473)	(8,052)
Cumulative effect of change in accounting principle	(8,000)	—	—	—
Net income	$(4,501)	$1,015	$(2,473)	$(8,052)

Net (loss) income per share—basic and diluted:
Continuing operations	$0.24	$0.07	$(0.17)	$(0.55)
Cumulative effect of change	(0.55)	—	—	—

Net (loss) income	$(0.31)	$0.07	$(0.17)	$(0.55)

	Three Months Ended
	July 1, 2001	September 30, 2001	December 30, 2001	March 31, 2002
Net sales	$129,086	$122,542	$113,922	$114,478
Gross profit	33,473	31,194	29,924	25,886
Income from operations	4,922	9,840	10,293	3,073
(Loss) income from continuing operations	(2,819)	268	1,244	(4,711)
Loss from discontinued operations	(1,842)	(1,600)	(1,336)	(3,095)
Loss on disposal of discontinued operations	—	—	—	(121,475)
Net (loss) income	$(4,661)	$(1,332)	$(92)	$(129,281)

Net loss per share—basic and diluted:
Continuing operations	$(0.19)	$0.02	$0.09	$(0.34)
Discontinued operations	(0.13)	(0.11)	(0.10)	(0.21)
Loss on disposal of discontinued operations	—	—	—	(8.41)

Net loss	$(0.32)	$(0.09)	$(0.01)	$(8.96)

22.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,
	2003	2002
Net unrealized investment (losses) gains—net of tax	$(342)	$2,069
Derivatives qualifying as hedges—net of tax	(191)	(424)
Minimum pension liability adjustment—net of tax	(13,721)	(3,050)
Foreign currency translation adjustment	(5,136)	(12,589)

Accumulated other comprehensive loss	$(19,390)	$(13,994)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax asset associated with the items included in accumulated other comprehensive loss was $9,459,000 and $936,000 for 2003 and 2002, respectively.

Reclassification adjustments for investments are as follows (all items shown net of tax):

	Year Ended March 31,
	2003	2002	2001
Net unrealized investment gains (losses) at beginning of year	$2,069	$(99)	$2,832
Unrealized holdings gains (losses) arising during the period	(2,100)	4,513	(3,564)
Reclassification adjustments for gains (losses) included in earnings	(311)	(2,345)	633

Net change in unrealized (losses) gains on investments	(2,411)	2,168	(2,931)

Net unrealized investment (losses) gains at end of year	$(342)	$2,069	$(99)

Reclassification adjustments for derivatives qualifying as hedges are as follows (all items shown net of tax):

	Year Ended March 31,
	2003	2002
Derivatives qualifying as hedges at beginning of year	$(424)	$—
Reclassification adjustments for losses included in earnings	666	271
Change in fair value of derivative	(433)	(695)

Net change in unrealized loss on derivatives qualifying as hedges	233	(424)

Derivatives qualifying as hedges at end of year	$(191)	$(424)

23.    Effects of New Accounting Pronouncements

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in August 2001. SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 became effective for the Company April 1, 2002. The provisions of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in July 2002. SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. SFAS No. 146 was effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others” (“FIN 45”) in November 2002. FIN 45

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including g a reconciliation of changes in an entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s consolidated financial statements. The disclosures requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002; therefore, the Company has modified its disclosures herein as required.

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” in December 2002. SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock based compensation be displayed more prominently in tabular format. Additionally, FAS 148 requires disclosure for the pro forma effect in interim financial statements. The statement became effective for the Company for the year ended March 31, 2003.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts

March 31, 2003, 2002 and 2001

Dollars in thousands

	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
Year ended March 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,337	$1,068	$(78	) (4)	$584	(1)	$2,743
Slow-moving and obsolete inventory	4,619	3,073	—		1,993	(2)	5,699

Total	$6,956	$4,141	$(78)		$2,577		$8,442

Reserves on balance sheet:
Accrued general and product liability costs	$16,013	$447	$—		$2,021	(3)	$14,439

Year ended March 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,305	$1,399	$—		$1,367	(1)	$2,337
Slow-moving and obsolete inventory	3,787	3,331	(15	) (4)	2,484	(2)	4,619

Total	$6,092	$4,730	$(15)		$3,851		$6,956

Reserves on balance sheet:
Accrued general and product liability costs	$15,388	$2,563	$—		$1,938	(3)	$16,013

Year ended March 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,212	$1,207	$—		$1,114	(1)	$2,305
Slow-moving and obsolete inventory	3,956	1,373	—		1,542	(2)	3,787

Total	$6,168	$2,580	$—		$2,656		$6,092

Reserves on balance sheet:
Accrued general and product liability costs	$14,550	$2,356	$—		$1,518	(3)	$15,388

(1)	Uncollectible accounts written off, net of recoveries
(2)	Obsolete inventory disposals
(3)	Insurance claims and expenses paid
(4)	Reserves at date of disposal of subsidiary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2003

COLUMBUS MCKINNON CORPORATION

By:	/s/ TIMOTHY T. TEVENS

Timothy T. Tevens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY T. TEVENS Timothy T. Tevens	President and Chief Executive Officer (Principal Executive Officer)	June 29, 2003

/s/ ROBERT L. MONTGOMERY, JR. Robert L. Montgomery, Jr.	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	June 29, 2003

/s/ HERBERT P. LADDS, JR. Herbert P. Ladds, Jr.	Chairman of the Board of Directors	June 29, 2003

/s/ L. DAVID BLACK L. David Black	Director	June 29, 2003

/s/ CARLOS PASCUAL Carlos Pascual	Director	June 29, 2003

/s/ RICHARD H. FLEMING Richard H. Fleming	Director	June 29, 2003

/s/ ERNEST R. VEREBELYI Ernest R. Verebelyi	Director	June 29, 2003

/s/ WALLACE W. CREEK Wallace W. Creek	Director	June 29, 2003

CERTIFICATION

I, Timothy T. Tevens, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Columbus McKinnon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 29, 2003

/S/ TIMOTHY T. TEVENS Timothy T. Tevens
Chief Executive Officer

CERTIFICATION

I, Robert L. Montgomery, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Columbus McKinnon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 29, 2003

/s/ ROBERT L. MONTGOMERY
Robert L. Montgomery
Chief Financial Officer