Form 10-Q
period 2004-02-11
COLUMBUS MCKINNON CORP; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC; AUDUBON WEST INC
filed 2004-02-11
CIK 1005229, 1263401, 1263400, 1062624, 1062623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 28, 2003

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [ ] Yes [ X ] No

The number of shares of common  stock  outstanding  as of January  31, 2004 was:
14,896,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                DECEMBER 28, 2003


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              December 28, 2003 and March 31, 2003                             2

           Condensed consolidated statements of operations and
              accumulated deficit - Three months and nine months
              ended December 28, 2003 and December 29, 2002                    3

           Condensed consolidated statements of cash flows -
              Nine months ended December 28, 2003 and December 29, 2002        4

           Condensed  consolidated  statements of  comprehensive
              income - Three months and nine months ended
              December 28, 2003 and December 29, 2002                          5

           Notes to condensed consolidated financial statements -
              December 28, 2003                                                6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.    Disclosure Controls and Procedures                                 20

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          21

Item 2.    Changes in Securities - none.                                      21

Item 3.    Defaults upon Senior Securities - none.                            21

Item 4.    Submission of Matters to a Vote of Security Holders - none.        21

Item 5.    Other Information - none.                                          21

Item 6.    Exhibits and Reports on Form 8-K                                   21

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                                              COLUMBUS MCKINNON CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)

                                                                                DECEMBER 28,        MARCH 31,
                                                                                   2003               2003
                                                                                -----------        -----------
ASSETS:                                                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $     3,062        $     1,943
      Trade accounts receivable                                                      80,428             79,335
      Unbilled revenues                                                               7,453              8,861
      Inventories                                                                    76,130             78,613
      Net assets held for sale                                                        2,786              1,800
      Prepaid expenses                                                               13,616             10,819
                                                                                -----------        -----------
Total current assets                                                                183,475            181,371
Property, plant, and equipment, net                                                  62,364             67,295
Goodwill and other intangibles, net                                                 194,206            195,129
Marketable securities                                                                25,484             21,898
Deferred taxes on income                                                             13,994             15,245
Other assets                                                                          3,116              1,668
                                                                                -----------        -----------
Total assets                                                                    $   482,639        $   482,606
                                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $     3,841        $     2,245
      Trade accounts payable                                                         26,646             28,654
      Accrued liabilities                                                            48,351             36,540
      Restructuring reserve                                                           1,224              2,331
      Current portion of long-term debt                                               7,614             15,209
                                                                                -----------        -----------
Total current liabilities                                                            87,676             84,979
Senior bank debt, less current portion                                                7,227             99,127
Senior secured debt                                                                 115,000                  -
Subordinated debt                                                                   164,120            199,734
Other non-current liabilities                                                        43,996             46,059
                                                                                -----------        -----------
Total liabilities                                                                   418,019            429,899
                                                                                -----------        -----------
Shareholders' equity
      Common stock                                                                      149                149
      Additional paid-in capital                                                    104,080            104,412
      Accumulated deficit                                                           (23,843)           (26,547)
      ESOP debt guarantee                                                            (5,268)            (5,709)
      Unearned restricted stock                                                        (190)              (208)
      Accumulated other comprehensive loss                                          (10,308)           (19,390)
                                                                                -----------        -----------
Total shareholders' equity                                                           64,620             52,707
                                                                                -----------        -----------
Total liabilities and shareholders' equity                                      $   482,639        $   482,606
                                                                                ===========        ===========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              COLUMBUS MCKINNON CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                       (UNAUDITED)


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       ------------------                  -----------------
                                                 DECEMBER 28,      DECEMBER 29,      DECEMBER 28,     DECEMBER 29,
                                                      2003             2002              2003             2002
                                                      ----             ----              ----             ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                         $   110,253       $   107,384       $   323,412       $   334,513
Cost of products sold                                  85,695            81,085           247,889           254,011
                                                  -----------       -----------       -----------       -----------
Gross profit                                           24,558            26,299            75,523            80,502
                                                  -----------       -----------       -----------       -----------

Selling expenses                                       11,942            12,033            35,400            35,018
General and administrative expenses                     6,610             5,281            18,089            18,223
Restructuring charges                                     275               840             1,650               840
Amortization of intangibles                                80               137               300               400
                                                  -----------       -----------       -----------       -----------
                                                       18,907            18,291            55,439            54,481
                                                  -----------       -----------       -----------       -----------

Income from operations                                  5,651             8,008            20,084            26,021
Interest and debt expense                               6,538             8,887            21,940            23,371
Other (income) and expense, net                        (2,212)            2,399            (6,659)           (1,319)
                                                  ------------      -----------       -----------       -----------
Income (loss) from operations before income
   tax expense (benefit) and cumulative
   effect of accounting change                          1,325            (3,278)            4,803             3,969
Income tax expense (benefit)                              620              (805)            2,099             1,928
                                                  -----------       -----------       -----------       -----------
Income (loss) from operations before
   cumulative effect of accounting change                 705            (2,473)            2,704             2,041
Cumulative effect of accounting change                      -                 -                 -            (8,000)
                                                  -----------       -----------       -----------       -----------
Net income (loss)                                         705            (2,473)            2,704            (5,959)
Accumulated deficit - beginning of period             (24,548)          (16,022)          (26,547)          (12,536)
                                                  -----------       -----------       -----------       -----------
Accumulated deficit - end of period               $   (23,843)      $   (18,495)      $   (23,843)      $   (18,495)
                                                  ===========       ===========       ===========       ===========

Earnings per share data, basic and diluted:
   Income (loss) from operations before
     cumulative effect of accounting change       $       0.05     $     (0.17)      $      0.19       $     0.14
   Cumulative effect of accounting change                   -               -                 -             (0.55)
                                                  -----------      ----------        ----------        ----------
   Net income (loss)                              $       0.05     $     (0.17)      $      0.19       $    (0.41)
                                                  ============     ===========       ===========       ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                          COLUMBUS MCKINNON CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                               DECEMBER 28,       DECEMBER 29,
                                                                                   2003               2002
                                                                                -----------        -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from operations before cumulative effect
   of accounting change                                                         $     2,704        $     2,041
Adjustments to reconcile income from operations to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                    7,979              8,470
     Deferred income taxes                                                            1,251               (499)
     Gain on sale of real estate/investments                                         (4,505)            (1,025)
     Deferred financing costs                                                         1,359              3,008
     Other                                                                             (598)                 -
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                            4,060              3,966
           Inventories                                                                5,184              1,727
           Prepaid expenses                                                          (1,340)                34
           Other assets                                                              (1,354)             3,912
           Trade accounts payable                                                    (4,012)           (11,433)
           Accrued and non-current liabilities                                        6,921            (12,683)
                                                                                -----------        -----------
Net cash provided by (used in) operating activities                                  17,649             (2,482)
                                                                                -----------        -----------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                                                 (530)             1,221
Capital expenditures                                                                 (3,096)            (3,623)
Proceeds from sale of businesses                                                          -             15,950
Other                                                                                 3,767              1,990
                                                                                -----------        -----------
Net cash provided by investing activities                                               141             15,538
                                                                                -----------        -----------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements                             (252,048)          (188,150)
Net borrowings under revolving line-of-credit agreements                            248,945            176,196
Repayment of debt                                                                  (125,264)            (1,675)
Proceeds from issuance of long-term debt                                            115,000                  -
Deferred financing costs incurred                                                    (4,361)            (7,565)
Other                                                                                   441                444
                                                                                -----------        -----------
Net cash used in financing activities                                               (17,287)           (20,750)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 616                 (9)
                                                                                -----------        -----------
Net cash provided by (used in) continuing operations                                  1,119             (7,703)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                              -                504
                                                                                -----------        -----------
Net change in cash and cash equivalents                                               1,119             (7,199)
Cash and cash equivalents at beginning of period                                      1,943             13,068
                                                                                -----------        -----------
Cash and cash equivalents at end of period                                      $     3,062        $     5,869
                                                                                ===========        ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      COLUMBUS MCKINNON CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (UNAUDITED)

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          ------------------                 -----------------
                                                     DECEMBER 28,     DECEMBER 29,     DECEMBER 28,     DECEMBER 29,
                                                         2003             2002             2003             2002
                                                         ----             ----             ----             ----
                                                                              (IN THOUSANDS)

Net income                                            $      705       $   (2,473)      $    2,704       $   (5,959)
                                                      ----------       ----------       ----------       ----------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                3,342            2,452            7,058            6,559
   Unrealized gain on derivatives
     qualifying as hedges                                      -              145              191               48
   Unrealized gain (loss) on investments:
     Unrealized holding gains (losses) arising
       during the period                                   1,192              191            2,628           (2,244)
     Reclassification adjustment for
       (gains) losses included in net income                (685)           1,888             (795)             (67)
                                                      ----------       ----------       ----------       ----------
                                                             507            2,079            1,833           (2,311)
                                                      ----------       ----------       ----------       ----------
Total other comprehensive income                           3,849            4,676            9,082            4,296
                                                      ----------       ----------       ----------       ----------
Comprehensive income (loss)                           $    4,554       $    2,203       $   11,786       $   (1,663)
                                                      ==========       ==========       ==========       ==========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                DECEMBER 28, 2003


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 28, 2003, and the results of its operations and its cash flows for the three and nine-month periods ended December 28, 2003 and December 29, 2002, have been included. Results for the period ended December 28, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2003.

     The Company is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

2. The Company has two stock option-based employee compensation plans in effect. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                ---------------------------------------------------------------
                                                DECEMBER 28,     DECEMBER 29,     DECEMBER 28,     DECEMBER 29,
                                                    2003             2002             2003             2002
                                                ---------------------------------------------------------------
   Net income (loss), as reported...............$        705     $     (2,473)    $      2,704     $     (5,959)
     Deduct: Total stock based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects................        (104)            (254)            (386)            (764)
                                                ---------------------------------------------------------------
     Net income (loss), pro forma...............$        601     $     (2,727)    $      2,318     $     (6,723)
                                                ===============================================================

  Basic and diluted income (loss) per share:
     As reported................................$       0.05     $      (0.17)    $       0.19     $      (0.41)
                                                ===============================================================
     Pro forma..................................$       0.04     $      (0.19)    $       0.16     $      (0.46)
                                                ===============================================================

3.   Inventories consisted of the following:
                                                  DECEMBER 28,        MARCH 31,
                                                      2003              2003
                                                   ----------        ----------
     At cost - FIFO basis:
        Raw materials.........................     $   38,237        $   42,707
        Work-in-process.......................         12,254            10,361
        Finished goods........................         33,391            33,072
                                                   ----------        ----------
                                                       83,882            86,140
     LIFO cost less than FIFO cost............         (7,752)           (7,527)
                                                   ----------        ----------
     Net inventories   .......................     $   76,130        $   78,613
                                                   ==========        ==========

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

4. On November 21, 2002, the Company refinanced its credit facilities. The new arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Revolving Credit Facility currently provides availability up to a maximum of $50 million. At December 28, 2003, $5.5 million was outstanding for borrowings and the unused portion totaled $23.2 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 (LIBOR) or 150 (prime) basis points, respectively, at December 28, 2003. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     At December 28, 2003, the Term Loan has a balance of $8,321,000 and requires quarterly payments of $500,000. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 325 (LIBOR) or 200 (prime) basis points at December 28, 2003. The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     On July 22, 2003, the Company issued $115 million of 10% Senior Secured Notes due August 1, 2010. Proceeds from this offering were used for the repayment in full of the Senior Second Secured Term Loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million), and the payment of accrued interest ($1.4 million).

     As noted above, the Senior Second Secured Term loan was repaid in its entirety on July 22, 2003. As a result of the repayment occurring prior to the first anniversary of the loan, $1.1 million of accrued interest expense was reversed in the second quarter of fiscal 2004 and is reflected as a reduction of interest expense.

     The redemption of the 8 1/2% Senior Subordinated Notes occurred at a discount resulting in a $5.6 million pre-tax gain on early extinguishment of debt. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, $4.9 million of pre-tax deferred financing costs were written-off in the second quarter of fiscal 2004. The net effect of these two items, a $0.7 million pre-tax gain, is shown as part of other (income) and expense, net.

     The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

     From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, the Company entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt, which matured in June 2003. This cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax.

     Effective August 4, 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. This interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain or loss. For the quarter ended December 28, 2003, approximately $1.0 million was recognized as other income as a result of changes in the fair value of the swap. The swap was terminated on January 22, 2004 at an additional pre-tax gain of $0.7 million.

5. Upon the adoption of SFAS No. 142, the Company recorded a one-time, non-cash charge of $8,000,000 to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. The impairment charge was related to the Cranebuilder reporting unit in the Products segment and the Univeyor reporting unit in the Solutions segment. In relation to the initial adoption of SFAS No. 142, goodwill was allocated among the reporting units so that goodwill was allocated to the units that benefited from the acquisitions. The Company will record any future impairment charges as a component of operating income.

6. During the third quarter of fiscal 2004, the Company continued the implementation of its Corporate-wide reorganization plan. During the quarter ended December 28, 2003, the Company recorded restructuring costs of $0.3 million related to these initiatives that included $0.2 million and $0.1 million related to the Products and Solutions segments, respectively, and stemmed from facility costs and a minor amount from employee terminations. As of December 28, 2003, all of the terminations had occurred and the liability consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Currently, we anticipate that our restructuring charges for the remainder of fiscal 2004 related to these plans to be between $0.2 and $0.5 million. The Company has several facilities being completely closed and prepared for disposal; one of which is expected to be completed in the fourth quarter of fiscal 2004; one, which is currently being used, in the first quarter of fiscal 2005; and another in the second half of Fiscal 2005.

     The following table provides a reconciliation of the activity related to restructuring reserves, segregated by year and between employee costs ("employee") and facility closure related costs ("facility"):

                                      FISCAL 2002            FISCAL 2003             FISCAL 2004
                                      -----------            -----------             -----------
                                       FACILITY        EMPLOYEE        FACILITY        EMPLOYEE         TOTAL
                                       ------------------------------------------------------------------------
   Reserve at March 31, 2003           $    360        $    922        $  1,049        $      -        $  2,331
   Fiscal 2004 first quarter
      restructuring charges........           -              41              97             663             801
   Cash payments...................         (33)           (416)           (345)           (277)         (1,071)
                                       ------------------------------------------------------------------------
   Reserve at June 29, 2003........         327             547             801             386           2,061
                                       ------------------------------------------------------------------------
   Fiscal 2004 second quarter
      restructuring charges........           -              43               8             523             574
   Cash payments...................         (44)           (293)           (109)           (699)         (1,145)
                                       ------------------------------------------------------------------------
   Reserve at September 28, 2003...         283             297             700             210           1,490
                                       ------------------------------------------------------------------------
   Fiscal 2004 third quarter
      restructuring charges........           -              12             245              18             275
   Cash payments...................         (40)           (216)           (134)           (151)           (541)
                                       ------------------------------------------------------------------------
   Reserve at December 28, 2003        $    243        $     93        $    811        $     77        $  1,224
                                       ========================================================================

7. Income tax expense as a percentage of income before income tax expense was 46.8%, 24.6%, 43.7% and 48.6% in the fiscal 2004 and 2003 quarters and nine-month periods ended December 28, 2003 and December 29, 2002, respectively. The percentages vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit has been recorded.


8. The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            ------------------              -----------------
                                                       DECEMBER 28,    DECEMBER 29,    DECEMBER 28,    DECEMBER 29,
                                                           2003            2002            2003            2002
                                                           ----            ----            ----            ----

     Numerator for basic and diluted earnings per share:
       Net income (loss)                                 $    705        $ (2,473)       $  2,704        $ (5.959)
                                                         ========        ========        ========        ========
     Denominators:
       Weighted-average common stock outstanding -
           denominator for basic EPS                       14,558          14,502          14,549          14,489

       Effect of dilutive employee stock options                -               -               -               -
                                                         --------        --------        --------        --------
       Adjusted weighted-average common stock
          outstanding and assumed conversions -
          denominator for diluted EPS                      14,558          14,502           14,549         14,489
                                                         ========        ========         ========        =======


9. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, cranes, chain, forged attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of restructuring charges and amortization.

     Segment information as of and for the nine months ended December 28, 2003 and December 29, 2002, is as follows:

                                                                              NINE MONTHS ENDED DECEMBER 28, 2003
                                                                              -----------------------------------
                                                                        PRODUCTS           SOLUTIONS            TOTAL
                                                                       -----------        -----------        -----------
     Sales to external customers......................                 $   283,052        $    40,360        $   323,412
     Operating income before restructuring
        charges and amortization......................                      22,280               (246)            22,034
     Depreciation and amortization....................                       7,122                857              7,979
     Total assets.....................................                     449,883             32,756            482,639

                                                                              NINE MONTHS ENDED DECEMBER 29, 2002
                                                                              -----------------------------------
                                                                        PRODUCTS           SOLUTIONS            TOTAL
                                                                       -----------        -----------        -----------
     Sales to external customers......................                 $   286,295        $    48,218        $   334,513
     Operating income before restructuring
        charges and amortization......................                      26,531                730             27,261
     Depreciation and amortization....................                       7,701                769              8,470
     Total assets.....................................                     449,348             37,196            486,544



     The following schedule provides a reconciliation of operating income before restructuring charges and amortization with income from operations before income tax expense and cumulative effect of accounting change:

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                             DECEMBER 28,           DECEMBER 29,
                                                                                 2003                   2002
                                                                                 ----                   ----
        Operating income before restructuring
           charges and amortization.....................................      $    22,034            $    27,261
        Restructuring charges...........................................           (1,650)                  (840)
        Amortization of intangibles.....................................             (300)                  (400)
        Interest and debt expense.......................................          (21,940)               (23,371)
        Other income and (expense), net.................................            6,659                  1,319
                                                                              -----------            -----------
        Income from operations before income tax expense
           and cumulative effect of accounting change...................      $     4,803            $     3,969
                                                                              ===========            ===========

10.  The  summary   financial   information   of  the  parent,   guarantors  and
     nonguarantors of the 8.5% senior subordinated notes and 10% senior secured notes is as follows:


                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
AS OF DECEMBER 28, 2003
Current assets:
 Cash and cash equivalents                         $   (1,324)   $    1,356    $    3,030    $        -    $    3,062
 Trade accounts receivable and unbilled revenues       51,734            69        36,078             -        87,881
 Inventories                                           35,463        18,944        22,695          (972)       76,130
 Other current assets                                   9,561           911         5,930             -        16,402
                                                   -------------------------------------------------------------------
  Total current assets                                 95,434        21,280        67,733          (972)      183,475
 Property, plant, and equipment, net                   29,301        13,588        19,475             -        62,364
 Goodwill and other intangibles, net                   97,076        57,362        39,768             -       194,206
 Intercompany                                          48,262       (64,033)      (56,223)       71,994             -
 Other assets                                          57,772       208,064        23,462      (246,704)       42,594
                                                   -------------------------------------------------------------------
  Total assets                                     $  327,845    $  236,261    $   94,215    $ (175,682)   $  482,639
                                                   ===================================================================

Current liabilities                                $   48,456    $   11,874    $   30,267    $   (2,921)   $   87,676
 Long-term debt, less current portion                 285,441             -           906             -       286,347
 Other non-current liabilities                          6,987        12,579        24,430             -        43,996
                                                   -------------------------------------------------------------------
  Total liabilities                                   340,884        24,453        55,603        (2,921)      418,019

Shareholders' equity                                  (13,039)      211,808        38,612      (172,761)       64,620
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  327,845    $  236,261    $   94,215    $ (175,682)   $  482,639
                                                   ===================================================================



FOR THE NINE MONTHS ENDED DECEMBER 28, 2003
Net sales                                          $  163,616    $   82,464     $  92,257    $  (14,925)   $  323,412
Cost of products sold                                 125,659        67,764        69,391       (14,925)      247,889
                                                   -------------------------------------------------------------------
Gross profit                                           37,957        14,700        22,866             -        75,523
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses           25,334         9,278        18,877             -        53,489
Restructuring charges                                   1,184             -           466             -         1,650
Amortization of intangibles                               180             2           118             -           300
                                                   -------------------------------------------------------------------
                                                       26,698         9,280        19,461             -        55,439
                                                   -------------------------------------------------------------------
Income from operations                                 11,259         5,420         3,405             -        20,084
Interest and debt expense                              21,343             7           590             -        21,940
Other (income) and expense, net                        (2,077)       (5,626)       (1,337)        2,381        (6,659)
                                                   -------------------------------------------------------------------
(Loss) income before income tax
     (benefit) expense                                 (8,007)       11,039         4,152        (2,381)        4,803
Income tax (benefit) expense                           (2,962)        3,570         1,491             -         2,099
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (5,045)   $    7,469    $    2,661    $  (2,381)   $     2,704
                                                   ===================================================================







                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 28, 2003
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $    8,717    $   (1,499)   $   12,812    $   (2,381)   $   17,649
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                      -             -          (530)            -          (530)
Capital expenditures, net                              (2,214)         (403)         (479)            -        (3,096)
Other                                                       -         3,767             -             -         3,767
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (2,214)        3,364        (1,009)            -           141
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
     line-of-credit agreements                         (4,407)            -         1,304             -        (3,103)
Repayment of debt                                    (114,647)            -       (10,617)            -      (125,264)
Proceeds from issuance of long-term debt              115,000             -             -             -       115,000
Other                                                  (3,746)            -        (2,555)        2,381        (3,920)
                                                   -------------------------------------------------------------------
Net cash used in financing activities                  (7,800)            -       (11,868)        2,381       (17,287)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (84)          311           389             -           616
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                (1,381)        2,176           324             -         1,119
Cash and cash equivalents at beginning of period           57          (820)        2,706             -         1,943
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $   (1,324)   $    1,356    $    3,030    $        -    $    3,062
                                                   ===================================================================


AS OF DECEMBER 29, 2002
Current assets:
 Cash and cash equivalents                         $    2,159    $     (935)   $    4,645    $        -    $    5,869
 Trade accounts receivable and unbilled revenues       54,254         2,916        25,339             -        82,509
 Inventories                                           43,674        20,854        27,820          (972)       91,376
 Net assets held for sale                               2,300             -             -             -         2,300
 Other current assets                                   6,594        (1,411)        5,094             -        10,277
                                                   -------------------------------------------------------------------
  Total current assets                                108,981        21,424        62,898          (972)      192,331
 Property, plant, and equipment, net                   32,768        16,648        18,021             -        67,437
 Goodwill and other intangibles, net                   32,312       121,047        45,944             -       199,303
 Intercompany                                         105,582      (130,273)      (44,521)       69,212             -
 Other assets                                         180,071       156,992        20,797      (330,387)       27,473
                                                   -------------------------------------------------------------------
  Total assets                                     $  459,714     $ 185,838    $  103,139    $ (262,147)   $  486,544
                                                   ===================================================================

Current liabilities                                $   27,130     $   9,192    $   25,025    $   (5,703)   $   55,644
 Long-term debt, less current portion                 314,100             -        16,860             -       330,960
 Other non-current liabilities                         (4,222)       11,252        22,520             -        29,550
                                                   -------------------------------------------------------------------
  Total liabilities                                   337,008        20,444        64,405        (5,703)      416,154

Shareholders' equity                                  122,706       165,394        38,734      (256,444)       70,390
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  459,714     $ 185,838    $  103,139    $ (262,147)   $  486,544
                                                   ===================================================================





                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 29, 2002
Net sales                                          $  171,014    $   92,329    $   84,995    $  (13,825)   $  334,513
Cost of products sold                                 126,770        76,306        64,737       (13,802)      254,011
                                                   -------------------------------------------------------------------
Gross profit                                           44,244        16,023        20,258           (23)       80,502
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses           27,534         9,788        15,919             -        53,241
Restructuring charges                                       -             -           840             -           840
Amortization of intangibles                               178             2           220             -           400
                                                   -------------------------------------------------------------------
                                                       27,712         9,790        16,979             -        54,481
                                                   -------------------------------------------------------------------
Income from operations                                 16,532         6,233         3,279           (23)       26,021
Interest and debt expense                              22,839           122           410             -        23,371
Other (income) and expense, net                          (443)         (246)         (630)            -        (1,319)
                                                   -------------------------------------------------------------------
(Loss) income before income tax
     (benefit) expense                                 (5,864)        6,357         3,499           (23)        3,969
Income tax (benefit) expense                           (1,638)        2,557         1,018            (9)        1,928
                                                   -------------------------------------------------------------------
Net (loss) income before cumulative effect of
     accounting change                                 (4,226)        3,800         2,481           (14)        2,041
Income (loss) from discontinued operations              1,278        (1,278)            -             -             -
Cumulative effect of change in
     accounting principle                                   -        (1,930)       (6,070)            -        (8,000)
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (2,948)   $      592    $   (3,589)   $      (14)   $   (5,959)
                                                   ===================================================================


FOR THE NINE MONTHS ENDED DECEMBER 29, 2002
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $   19,194    $   (5,721)   $  (15,955)   $        -    $   (2,482)
                                                   -------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of marketable securities, net                      -             -         1,221             -         1,221
Capital expenditures                                   (1,427)         (411)       (1,785)            -        (3,623)
Proceeds from sale of business                              -        15,950             -             -        15,950
Other                                                       -         1,990             -             -         1,990
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (1,427)       17,529          (564)            -        15,538
                                                   -------------------------------------------------------------------
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
  line-of-credit agreements                           (16,334)      (11,551)       15,931             -       (11,954)
Repayment of debt                                        (535)            -        (1,140)            -        (1,675)
Other                                                  (6,756)            -          (365)            -        (7,121)
                                                   -------------------------------------------------------------------
Net cash used in financing activities                 (23,625)      (11,551)       14,426             -       (20,750)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (7)            5            (7)            -            (9)
                                                   -------------------------------------------------------------------
Net cash used in continuing operations                 (5,865)          262        (2,100)            -        (7,703)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                -           504             -             -           504
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                (5,865)          766        (2,100)            -        (7,199)
Cash and cash equivalents at beginning of period        8,024        (1,701)        6,745             -        13,068
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    2,159    $     (935)   $    4,645    $        -    $    5,869
                                                   ===================================================================

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                (AMOUNTS IN THOUSANDS UNLESS OTHERWISE SPECIFIED)


EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. They are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers (OEMs), government, consumer and international general line distributors. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow. Sales from that segment are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

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

We are cautiously optimistic that the economic environment as it impacts our Company may be stabilizing. We monitor such indicators as U.S. Industrial Capacity Utilization and Industrial Production which have been steadily increasing, albeit modestly, since July 2003 or so, following a "double dip" recession. We sell our products to a cross-section of business sectors, spanning the breadth of primarily the industrial contributors to the U.S. gross domestic product, which are impacted by these indicators in varying degrees and at various points in a business cycle. We will continue to monitor these indicators to assess the impact on our future business. In addition, to enhance future revenue opportunities, we are increasing our sales and marketing efforts in international markets and investing in new products and services.

We have also been continuing the integration activities of our acquisition strategy, which over the last three years have been focused on facility and product rationalization. This has resulted in thirteen facility closures and consolidation of numerous product lines. We continue to focus efforts on cash generation to repay debt. As previously reported, we have been undergoing possible divestiture of several less-strategic businesses, including many of those within our Solutions segment as well as some within our Products segment. Furthermore, we are selling real properties that resulted from our facility rationalization projects. These divestitures may result in gains or losses.

On the cost side we, like many companies have been challenged over the past several years with significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits will cost us almost $30 million this year and we work diligently with our advisors to balance cost control with the need to provide competitive benefits packages for our associates. Another cost area of focus is steel pricing. We utilize approximately $15-$20 million of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel, we most likely will experience increases in our costs in the near term that we will continue to monitor.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 28, 2003 AND DECEMBER 29, 2002
Net sales in the fiscal 2004-quarter ended December 28, 2003 were $110,253, up $2,869 or 2.7% from the fiscal 2003 quarter ended December 29, 2002. Net sales for the nine months ended December 28, 2003 were $323,412, a decrease of $11,101 or 3.3% from the nine months ended December 29, 2002. Sales in the Products segment increased by $5,047 or 5.5% from the previous year's quarter and decreased $3,243 or 1.1% from the previous year's nine-month period then ended. While translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $3.3 million toward the Products segment increase in sales for the quarter, local currency sales also increased $1.7 million perhaps evidencing some economic stability. Products segment sales for the fiscal 2004 nine-months were impacted by the prior quarters' softness in all industrial markets (particularly domestically), offset by $8.5 million attributable to translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars. Sales in the Solutions segment decreased 13.7% or $2,178 for the quarter and 16.3% or $7,858 for the nine months ended December 28, 2003 when compared to the same periods in the prior year. The decreases in this segment are primarily due to continued softness in both domestic (nine-month period) and international (quarter and nine-month period) industrial markets and the divestiture of a subsidiary on March 31, 2003 ($2.0 million for the quarter and $5.5 million for the nine-month period ended December 29, 2002, respectively), offset by an increase of $1.2 million and $3.6 million attributable to translation of the Euro into U.S. dollars for the quarter and nine-month period ended December 28, 2003, respectively. Sales in the segments are summarized as follows:

                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                 ------------------                             -----------------
                       DEC. 28,    DEC. 29,          CHANGE          DEC.  28,   DEC. 29,          CHANGE
                         2003        2002      AMOUNT       %          2003        2002      AMOUNT       %
                         ----        ----      ------       -          ----        ----      ------       -
Products              $  96,524   $  91,477   $  5,047     5.5      $ 283,052   $ 286,295   $ (3,243)   (1.1)
Solutions                13,729      15,907     (2,178)  (13.7)        40,360      48,218     (7,858)  (16.3)
                      ---------   ---------   --------              ---------   ---------   --------
Net sales             $ 110,253   $ 107,384   $  2,869     2.7      $ 323,412   $ 334,513   $(11,101)   (3.3)
                      =========   =========   ========              =========   =========   ========


Gross profits and gross profit margins by operating segment are summarized as follows:

                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                     ------------------                        -----------------
                              DEC. 28, 2003      DEC. 29, 2002         DEC. 28, 2003      DEC. 29, 2002
                              -------------      -------------         -------------      -------------
                                 $         %        $         %           $         %        $         %
                                ---       ---      ---       ---         ---       ---      ---       ---
Products                     $  22,791   23.6   $  24,285   26.5      $  70,164   24.8   $  73,383   25.6
Solutions                        1,767   12.9       2,014   12.7          5,359   13.3       7,119   14.8
                             ---------          ---------             ---------          ---------
   Total Gross Profit        $  24,558   22.3   $  26,299   24.5      $  75,523   23.4   $  80,502   24.1
                             =========          =========             =========          =========

The decline of gross profit margins in the Products segment is the result of an adjustment to increase product liability reserves as actuarially determined during the third quarter of FY04 ($2.4 million) offset partially by cost containment activities. The decrease in the gross profit margin for the Solutions segment for the nine-month period ended December 28, 2003 is primarily the result of a shift in sales mix to larger integrated solutions projects which typically carry lower gross profit margins and the impact of a divestiture of a relatively small subsidiary on March 31, 2003.

Selling expenses were $11,942,  $12,033, $35,400, and $35,018 in the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively. The changes in expense dollars were impacted by translation from changes in foreign exchange rates ($0.7 million and $1.7 million for the quarter and nine-month period ended December 28, 2003, respectively), offset partially by cost containment activities. As a percentage of consolidated net sales, selling expenses were 10.8%, 11.2%, 10.9%, and 10.5% in the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively.

General and administrative expenses were $6,610, $5,281, $18,089, and $18,223 in the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively. The comparable quarterly increase in expense is primarily the result of a reduction in product liability expense ($1.1 million) recorded in the third quarter of fiscal 2003 by the Company's captive insurance company as a result of realized losses in its investment portfolio. The fiscal 2004 nine-month data is higher than the prior year by $0.5 million for the same reason, but offset by cost containment. Foreign currency translation into U.S. dollars resulted in a $0.3 million and $0.9 million increase for the quarter and nine-month periods, respectively. As a percentage of consolidated net sales, general and administrative expenses were 6.0%, 4.9%, 5.6% and 5.4% in the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively. The percentages for the quarter were impacted by the reasons outlined above.

During the third quarter of fiscal 2004, the Company continued the implementation of its Corporate-wide reorganization plan. During the quarter, the Company recorded restructuring costs of $0.3 million related to these initiatives that included $0.2 million and $0.1 million related to the Products and Solutions segments, respectively, and stemmed from facility costs and a minor amount from employee terminations. As of December 28, 2003, all of the terminations had occurred and the liability consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". Currently, we anticipate that our restructuring charges for the remainder of fiscal 2004 related to these plans to be between $0.2 and $0.5 million. The
Company has several facilities being completely closed and prepared for disposal; one of which is expected to be completed in the fourth quarter of fiscal 2004; one, which is currently being used, in the first quarter of fiscal 2005; and another in the second half of Fiscal 2005.

Interest and debt expense was $6,538, $8,887, $21,940, and $23,371 in the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively. The fluctuations in interest expense are significantly impacted by changes in the various credit facilities in place during the periods, described as follows. The Company renegotiated its senior credit facility in November of 2002, a portion of which was subsequently replaced by the July 2003 10% Senior Secured Note offering. The Company's pre-November 2002 senior credit facility had an approximate effective interest rate of 5.5%. The $70 million Senior Second Secured Term Loan facility in place from November 22, 2002 through July 22, 2003 had an effective interest rate of approximately 13.8%. The $115 million Senior Secured notes placed on July 22, 2003 have an interest rate of 10.0%. Effective August 4, 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus
578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. The fiscal 2004 quarterly decrease is the result of the lower average effective interest rate (7.2% versus 11.0%), lower debt levels, and the write-off of deferred financing costs of $1.2 million relating to the prior senior credit facility in the quarter ended December 29, 2002. The decrease in the nine-month period ended December 28, 2003 is the result of the reversal of previously accrued deferred interest expense ($1.1 million) under the $70 million Senior Second Secured Term Loan facility and the decreasing debt levels offset by a slightly higher average interest rate. As a percentage of consolidated net sales, interest and debt expense was 5.9%, 8.3%, 6.8%, and 7.0% in the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively.

Other (income) and expense, net was ($2,212),  $2,399, ($6,659), and ($1,319) in
the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively. The current quarter income consists primarily of $1.1 million of realized gains on investments within the Company's captive insurance company portfolio and $1.0 million from the change in the fair value of the interest rate swap. This compares to the same quarter of the prior year which consisted primarily of $1.7 million in write-downs of investments for other than temporary losses and $1.2 million of realized losses on investments within the Company's captive insurance company portfolio. The current year nine-month period is mainly comprised of a $3.3 million gain on the sale of real estate, $1.5 million of investment income from the Company's captive insurance company portfolio, $1.0 million from the change in the fair value of the interest rate swap, and a net $0.7 million consisting of a $5.6 million gain from the early extinguishment of debt offset by the $4.9 million deferred financing cost write-off associated with extinguished debt. This compares primarily to income of $0.5 million of investment income from the Company's captive insurance company portfolio for the nine-month period ended December 29, 2002.

Income tax expense as a percentage of income before income tax expense was 46.8%, 24.6%, 43.7%, and 48.6% in the fiscal 2004 and 2003 quarters and the nine-month periods then ended, respectively. The percentages for fiscal 2004 vary from the U.S. statutory rate due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit has been recorded.


LIQUIDITY AND CAPITAL RESOURCES

On November 21, 2002, the Company refinanced its credit facilities. The new arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Revolving Credit Facility currently provides availability up to a maximum of $50 million. At December 28, 2003, $5.5 million was outstanding for borrowings and the unused portion totaled $23.2 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 (LIBOR) or 150 (prime) basis points, respectively, at December 28, 2003. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

At December 28, 2003, the Term Loan has a balance of $8,321,000 and requires quarterly payments of $500,000. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 325 (LIBOR) or 200 (prime) basis points at December 28, 2003. The Term Loan is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

On July 22, 2003, the Company issued $115 million of 10% Senior Secured Notes due August 1, 2010. Proceeds from this offering were used for the repayment in full of the Senior Second Secured Term Loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million), and the payment of accrued interest ($1.4 million).

As noted above, the Senior Second Secured Term loan was repaid in its entirety on July 22, 2003. As a result of the repayment occurring prior to the first anniversary of the loan, $1.1 million of accrued interest expense was reversed in the second quarter of fiscal 2004 and is reflected as a reduction of interest expense.

The redemption of the 8 1/2% Senior Subordinated Notes occurred at a discount resulting in a $5.6 million pre-tax gain on early extinguishment of debt. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, $4.9 million of pre-tax deferred financing costs were written-off in the second quarter of fiscal 2004. The net effect of these two items, a $0.7 million pre-tax gain, is shown as part of other (income) and expense, net.

The corresponding credit agreements associated with the Revolving Credit Facility and the Term Loan place certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, the Company entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt, which matured in June 2003. This cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax.

Effective August 4, 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. This interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain or loss. For the quarter ended December 28, 2003, approximately $1.0 million was recognized as other income as a result of changes in the fair value of the swap. The swap was terminated on January 22, 2004 at an additional pre-tax gain of $0.7 million.

We believe that our cash on hand, cash flows from operations, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of lean manufacturing, facility rationalization projects, possible divestiture of excess facilities and certain non-strategic operations, new product development, international market expansion, and improving working capital components, including inventory reductions.

Net cash provided by operating activities was $17,649 for the nine months ended December 28, 2003 compared to net cash used in operating activities of $2,482 for the nine months ended December 29, 2002. The difference of $20,131 is due primarily to favorable changes in net working capital components particularly inventories ($3.5 million), accounts payable ($7.4 million) and accrued and non-current liabilities ($19.6 million), offset by an unfavorable change in other assets ($5.3 million).

Net cash provided by investing activities was $141 for the nine months ended December 28, 2003 compared to $15,538 for the nine months ended December 29, 2002 as a result of the $16.0 million of proceeds from the sale of ASI, a former subsidiary, in fiscal 2003.

Net cash used in financing activities was $17,287 for the nine months ended December 28, 2003 compared to $20,750 for the nine months ended December 29, 2002. The cash generated from operations in fiscal 2004 was used to pay debt and deferred financing costs. Debt repayment and the payment of deferred financing costs in fiscal 2003 was accomplished via proceeds from the sale of ASI and the use of cash on hand.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 28, 2003 and December 29, 2002 were $3,096 and $3,623, respectively.

INFLATION AND OTHER MARKET CONDITIONS

The Company's costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The Company does not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over the periods and because the Company has generally been able to pass on rising costs through price increases. However, employee benefit costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels in recent years. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.


SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, by periods of high vacation and holiday concentrations, by the timing and extent of restructuring projects, and by acquisitions and the magnitude of acquisition costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.


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



Item 3.    Quantitative and Qualitative Disclosures About Market Risk

From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. Effective August 4, 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. The interest rate swap was terminated on January 22, 2004.

Like most industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

The Company's estimation of its asbestos-related liability that is probable and estimable through 2012 ranges from $2.8 million to $4.0 million as of December 28, 2003. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. The Company has concluded that no amount within that range is more likely than any other, and therefore has reflected $3.0 million as a liability in the consolidated financial statements in accordance with generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $0.2 million over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

There have been no other material changes in the reported market risks since the end of Fiscal 2003.



Item 4.    Disclosure Controls and Procedures

As of December 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of December 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 28, 2003.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits:

           Exhibit 10.1 Second Amended and Restated Credit and Security Agreement dated as of November 21, 2002 and amended and restated as of January 2, 2004 among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (Central), Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger dated January 2, 2004.

           Exhibit 10.2 Amendment No. 11 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2003.

           Exhibit 10.3 Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated December 19, 2003.

           Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32       Certification pursuant to  18 U.S.C. Section 1350 as
                            adopted    pursuant    to   Section   906   of   the
                            Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K:

           On December 12, 2003, the Company filed a Current Report on Form 8-K with respect to its completion of the exchange offer of its 10% Senior Secured Notes due 2010.

           On January 21, 2004, the Company filed a Current Report on Form 8-K with respect to its financial results for the third quarter of fiscal 2004.

           On February 3, 2004, the Company filed a Current Report on Form 8-K with respect to the sale of its Positech division.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COLUMBUS MCKINNON CORPORATION
                                         -----------------------------------
                                         (Registrant)






Date: FEBRUARY 11, 2004                  /S/ ROBERT L. MONTGOMERY, JR.
      ------------------                 -----------------------------------
                                         Robert L. Montgomery, Jr.
                                         Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)