Form 10-K
COLUMBUS MCKINNON CORP; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC
filed 2005-06-08
CIK 1005229, 1263401, 1263400, 1062624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                         COMMISSION FILE NUMBER 0-27618
                                -----------------

                          COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NEW YORK                                   16-0547600
--------------------------------------------------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification Number)

                         140 JOHN JAMES AUDUBON PARKWAY
                          AMHERST, NEW YORK 14228-1197
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (716) 689-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                -----------------

                 Securities pursuant to section 12(b)of the Act:
                                      NONE

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004 was $118,177,154, based upon the closing price of the Company's common shares as quoted on the Nasdaq Stock
Market on such date. The number of shares of the Registrant's common stock outstanding as of May 31, 2005 was 14,949,172 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year ended March 31, 2005 are incorporated by reference into
Part III of this report.

                          COLUMBUS MCKINNON CORPORATION
                         2005 ANNUAL REPORT ON FORM 10-K

      This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Our Operating Results." We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.


                                     PART I
                                     ------

ITEM 1.          BUSINESS


GENERAL

      We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the domestic market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our brand names, including CM, Coffing, Duff-Norton, Shaw-Box and Yale, are among the most recognized and well-respected in our marketplace.


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


                                                           PURCHASE
DATE OF ACQUISITION     ACQUIRED COMPANY                     PRICE        PRODUCTS/SERVICES
-------------------     ----------------                     -----        -----------------
April 1999              Washington Equipment Company       $ 6.4          Overhead cranes
March 1999              GL International (1)                20.6          Overhead cranes
January 1999            Camlok/Tigrip                       10.6          Plate clamps, crane weighers
December 1998           Gautier                              2.9          Rotary unions, swivel joints
August 1998             Abell-Howe Crane                     7.0          Overhead cranes
March 1998              ASI (2)                            155.0          Design and manufacture of custom conveyor systems
January 1998            Univeyor                            15.0          Design and manufacture of powered roller conveyor
                                                                               systems
December 1996           Lister (3)                           7.0          Cement kiln, anchor and buoy chain
October 1996            Yale (4)                           270.0          Hoists, scissor lift tables, actuators, jacks and
                                                                          rotary unions
November 1995           Lift-Tech                           63.0          Hoists
October 1995            Endor                                2.0          Hoists
January 1995            Cady Lifters                         0.8          Below-the-hook lifters
December 1994           Conco                                0.8          Operator controlled manipulators
February 1994           Durbin-Durco                         2.4          Load securing equipment and attachments
--------------------

(1) In January 2002, we sold Handling Systems & Conveyors, Inc., a subsidiary of GL International.
(2)      In May 2002,  we sold  substantially  all of the  assets  of  Automatic
         Systems, Inc. ("ASI") and in March 2003, we sold LICO Steel, Inc., a subsidiary of Audubon West, formerly ASI.
(3) In February 2004, we sold the assets of the Lister Chain & Forge division.
(4)      In August 1998, we sold the Mechanical Products division of Yale.


OUR POSITION IN THE INDUSTRY

      The $60 billion U.S. material handling industry is generally divided into the following sectors:
         o       overhead material handling and lifting devices;
         o       continuous materials movement;
         o       wheeled handling devices;
         o       pallets, containers and packaging;
         o       storage equipment and shop furniture;
         o       automation systems and robots; and
         o       services and unbundled software.

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

      We believe that the demand for our products and services has increased during the last twelve months and we believe the demand will continue to increase in the future as a result of several favorable trends. These trends include:

      FAVORABLE INDUSTRY TRENDS. The U.S. industrial economy has improved since 2003, as U.S. industrial capacity utilization rates have increased from cyclical lows. Our business performance is influenced by the state of the U.S. industrial economy.

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

OUR COMPETITIVE STRENGTHS

      LEADING MARKET POSITIONS. We are a leading manufacturer of hoists, alloy and high strength carbon steel chain in North America. We have developed our leading market positions over our 130-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. Approximately 73% of our domestic net sales for the year ended March 31, 2005 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

      The following table summarizes the product categories where we believe we are the market leader:

                                                                                                           PERCENTAGE OF
PRODUCT CATEGORY                                 U.S. MARKET SHARE          U.S. MARKET POSITION         DOMESTIC NET SALES
----------------                                 -----------------          --------------------         ------------------
Powered Hoists (1)                                      58%                          #1                            25%
Manual Hoists & Trolleys (1)                            67%                          #1                            13%
Forged Attachments (1)                                  49%                          #1                            10%
Lifting and Sling Chains (1)                            45%                          #1                             8%
Hoist Parts (2)                                         60%                          #1                             9%
Mechanical Actuators (3)                                40%                          #1                             5%
Tire Shredders (4)                                      80%                          #1                             2%
Jib Cranes (5)                                          45%                          #1                             1%
                                                                                                                 -----
-------------                                                                                                      73%
(1)      Market share and  market position  data are internal  estimates derived
         from   survey   information   collected  and  provided   by  our  trade
         associations.

(2) Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users purchase Hoist Parts from the original equipment supplier.

(3) Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors based on discussions with that competitor, and to estimates of total market sales from a trade association.

(4) Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association.

(5) Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors' net sales based on their relative position in distributor catalogues.

      COMPREHENSIVE PRODUCT LINES AND STRONG BRAND NAME RECOGNITION. We believe we offer the most comprehensive product lines in the markets we serve. We are the only major supplier of material handling equipment offering full lines of hoists, chain and attachments. Our capability as a full-line supplier has allowed us to (i) provide our customers with "one-stop shopping" for material handling equipment, which meets some customers' desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, research and development and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.

      In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Shaw-Box and Yale, are among the most recognized and respected in the industry. The CM name has been synonymous with overhead hoists since manual hoists were first developed and marketed under the name in the early 1900s. We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business. No single product comprises more than 1% of our sales, a testament to our broad and diversified product offering.

      DISTRIBUTION CHANNEL DIVERSITY AND STRENGTH. Our products are sold to over 20,000 general and specialty distributors and OEMs, as well as to over 100 customer outlets. We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups. Over the past decade, there has been significant consolidation among distributors of material handling equipment. We have benefited from this consolidation and have maintained and enhanced our relationships with our leading distributors, as well as formed new relationships. We believe our extensive North American distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

      EXPANDING INTERNATIONAL MARKETS. We have significantly grown our international sales since becoming a public company in 1996. Our international sales have grown from $34.3 million (representing 16% of total sales) in fiscal 1996 to $191.3 million (representing 37% of our total sales) during the year ended March 31, 2005. This growth has occurred primarily in Europe, South America and Asia-Pacific where we have recently opened additional sales offices. Our international business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

      LOW-COST MANUFACTURING WITH SIGNIFICANT OPERATING LEVERAGE. We believe we are a low-cost manufacturer and we will continue to consolidate our manufacturing operations and reduce our manufacturing costs through the initiatives summarized below. Our low-cost manufacturing capability continues to positively impact our operating performance as volumes increase.

         -- RATIONALIZATION AND CONSOLIDATION. From fiscal 2002 through fiscal 2004, we closed 10 manufacturing plants and three warehouses, as more fully described in "Our Strategy" below.

         -- LEAN MANUFACTURING. In fiscal 2002, we initiated Lean Manufacturing techniques, facilitating substantial inventory reductions, a significant decline in required manufacturing floor area, a decrease in product lead time and improved productivity and on-time deliveries.

         -- PURCHASING COUNCIL. We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs.

         -- SELECTIVE VERTICAL INTEGRATION. We manufacture many of the critical parts and components used in the manufacture of our hoists and cranes, resulting in reduced costs.

         -- INTERNATIONAL EXPANSION. Our continued expansion of our manufacturing facilities in China and Mexico provides us with another cost efficient platform to manufacture and distribute certain of our products. We now operate 26 manufacturing facilities in eight countries, with 28 stand alone sales and service offices in 11 countries, and nine stand alone warehouse facilities in five countries.

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

      LONG HISTORY OF FREE CASH FLOW GENERATION AND SIGNIFICANT DEBT REDUCTION. We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) by continually reducing our costs, increasing our inventory turnover and reducing the capital intensity of our manufacturing operations. From the beginning of fiscal 2003 through fiscal 2005, we have reduced total debt by $79.5 million, from $350.4 million to $270.9 million.

      EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Our senior management team provides a depth and continuity of experience in the material handling industry. Our management has experience in aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth. Our directors and executive officers, as a group, own an aggregate of approximately 10.6% of our outstanding common stock.

OUR STRATEGY

      INCREASE OUR DOMESTIC ORGANIC GROWTH. We intend to leverage our strong competitive advantages to increase our domestic market share across all of our product lines by:

         -- LEVERAGING OUR STRONG COMPETITIVE POSITION. Our large diversified customer base, our extensive distribution channels and our close relationship with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users.

        -- INTRODUCING NEW AND CROSS-BRANDED PRODUCTS. We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address customer needs. Over the past three years, we have developed over 100 new or cross-branded products, representing approximately $30.3 million in fiscal 2005 revenues. During fiscal 2004, we established a dedicated hoist product development team. The majority of the hoist products are guided by the Federation of European Manufacturing, or FEM, standard. We believe these FEM hoist products will facilitate our global sales expansion strategy as well as improve our cost competitiveness against internationally made products imported into the U.S.

                    Recent new product introductions include:

                         o global wire rope hoists used in overhead cranes;
                         o hand hoists and lever tools manufactured at our
                              Chinese plants;
                         o a variety of new forged lifting attachments;
                         o pallet layer picking systems;
                         o high-speed, light-weight,  mini-load cranes, used  in
                              warehouse applications; and
                         o Techlink crane and hoist maintenance and inspection
                              software.

         --         LEVERAGING OUR BRAND PORTFOLIO TO MAXIMIZE MARKET  COVERAGE.
                    Most industrial distributors carry one or two lines of material handling products on a semi-exclusive basis. Unlike many of our competitors, we have developed and acquired multiple well-recognized brands that are viewed by both distributors and end-users as discrete product lines. As a result, we are able to sell our products to multiple distributors in the same geographic area. This strategy maximizes our market coverage and provides the largest number of end-users with access to our products.

      CONTINUE TO GROW IN INTERNATIONAL MARKETS. Our international sales of $191.3 million comprised 37% of our net sales for the year ended March 31, 2005, as compared to $34.3 million, or 16% of our net sales, in fiscal 1996, the year we became a public company. We sell to distributors in approximately 50 countries and have our primary international facilities in Canada, Mexico, Germany, the United Kingdom, Denmark, France and China. In addition to new product introductions, we continue to expand our sales and service presence in the major market areas of Europe, Asia-Pacific and South America through our sales offices and warehouse facilities in Europe, Thailand, Brazil and Mexico. We intend to increase our sales by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in Mexico and China for distribution in Europe and Asia-Pacific. We are developing new hoist products in compliance with FEM standards to enhance our global distribution.

      FURTHER REDUCE OUR OPERATING COSTS AND INCREASE MANUFACTURING PRODUCTIVITY. Our objective is to remain a low-cost producer. We continually seek ways to reduce our operating costs and increase our manufacturing productivity including through our on-going expansion of our manufacturing capacity in low-cost regions, including Mexico and China. In furtherance of this objective, we have undertaken the following:

        -- RATIONALIZATION OF FACILITIES. From fiscal 2002 through fiscal 2004, we closed 10 manufacturing plants and three warehouses, consolidated a number of similar product lines and standardized certain component parts resulting in an aggregate cost savings of approximately $14 million. We have sufficient capacity to meet current and future demand. We are currently investigating opportunities for further facility rationalization.

        -- IMPLEMENTATION OF LEAN MANUFACTURING. We expect to continue to identify potential efficiencies in our operations through Lean Manufacturing initiated in fiscal 2002. Through fiscal 2005, we have instituted Lean Manufacturing at 15 of our major facilities resulting in the recapture of approximately 164,000 square feet of manufacturing floor area and the consolidation of an additional 920,000 square feet from closed facilities. Additionally, we have reduced inventories by approximately $31 million, or 28.7%, improved productivity and achieved significant reductions in product lead times. Specifically, in fiscal 2005 and 2004, we improved inventory turns by 23.9% to 5.7x for the fourth quarter of fiscal 2005 from 4.6x for the fourth quarter of fiscal 2003. Our Lean Manufacturing initiative complements our strategy of rationalizing our manufacturing facilities.

        -- LEVERAGE OUR PURCHASING POWER. Our Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power, which has grown through acquisitions and has resulted in significant savings for our company.

      REDUCE OUR DEBT.    We intend to continue our focus on cash generation for
debt reduction through the following initiatives:

         -- INCREASE OPERATING CASH FLOW. As a result of the execution of our strategies to reduce our operating costs, increase our domestic organic growth and increase our penetration of international markets, we believe that with an improved global economic climate, we will realize favorable operating leverage. We further believe that such operating leverage will result in increased operating cash flow available for debt reduction, as well as investment into new products and new markets.

         -- REDUCE WORKING CAPITAL. As described above, we believe that our Lean Manufacturing activities are facilitating inventory reduction, improving product lead times and increasing our productivity. We believe our improved working capital management and increased productivity will further result in increased free cash flow available for debt reduction.

         -- SALE OF EXCESS REAL ESTATE. As a result of our Lean Manufacturing and plant rationalization initiatives, we have identified, and expect to continue to identify, excess real estate to be sold. During fiscal 2005, we generated $6.9 million from such real estate sales. The proceeds of such sales have been, and will continue to be, used to repay our outstanding debt.

OUR SEGMENTS

      We currently report our operations in two business segments, Products and Solutions.

      Our Products segment designs, manufactures and distributes a broad range of material handling products for various industrial applications and for consumer use. Products in this segment include a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook special purpose lifters. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of commercial distributors and to end-users. The end-users of our products are in manufacturing plants, power utility facilities and warehouses. Some of our products have farming, mining and logging applications, and we serve a niche market for the entertainment industry. We also sell some of our products to the consumer market through a variety of retailers and wholesalers.

      Our Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of tire shredders. This segment also included our Positech manipulator business and our LICO Steel erection operation, which were divested in February 2004 and March 2003, respectively. The products and services of this segment are highly engineered, are typically built to order and are primarily sold directly to end-users for specific applications in a variety of industries.

      Note 20 to our consolidated financial statements included elsewhere herein provides information related to our business segments in accordance with U.S. generally accepted accounting principles. Summary information concerning our business segments for fiscal 2005, 2004 and 2003 is set forth below.

                                                                  FISCAL YEARS ENDED MARCH 31,
                               ----------------------------------------------------------------------------------------------------
                                             2005                               2004                             2003
                               ---------------------------------     ---------------------------     ------------------------------
                                                        % OF                            % OF
                                                        TOTAL                           TOTAL                           % OF TOTAL
                                       AMOUNT           SALES           AMOUNT          SALES           AMOUNT            SALES
                                   --------------    -----------     -----------     -----------     -------------    -------------
                                                                      (DOLLARS IN MILLIONS)
Net Sales
     Products...................$       453.1           88.0      $     394.2           88.7      $      388.1            85.6
     Solutions...................        61.7           12.0             50.4           11.3              65.2            14.4
                                   --------------    -----------     -----------     -----------     -------------    -------------
          Total.................$       514.8          100.0      $     444.6          100.0      $      453.3           100.0
                                   ==============    ===========     ===========     ===========     =============    =============

                                                     % OF                            % OF                             % OF
                                                     TOTAL                           TOTAL                            TOTAL
                                      AMOUNT           SALES           AMOUNT          SALES            AMOUNT         SALES
                                   --------------    -----------     -----------     -----------     -------------    -------------
Income from Operations
     Products...................$        39.4            8.7      $      32.3            8.2      $       25.7             6.6
     Solutions...................         1.3            2.1             (2.4)          (4.9)             (0.3)           (0.5)
                                   --------------    -----------     -----------     -----------     -------------    -------------
          Total.................$        40.7            7.9      $      29.9            6.7      $       25.4             5.6
                                   ==============    ===========     ===========     ===========     =============    =============


PRODUCTS SEGMENT

PRODUCTS

      Our Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use and has total assets of approximately $449.3 million as of March 31, 2005. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of distributors. Approximately 75% of our Products segment net sales is derived from the sale of products that we sell at a unit price of less than $5,000. In fiscal 2005, net sales of the Products segment were approximately $453.1 million or approximately 88.0% of our net sales, of which approximately $308.0 million, or 68.0% were domestic and $145.1 million, or 32.0% were international. The following table sets forth certain sales data for the products of our Products segment, expressed as a percentage of net sales of this segment for fiscal 2005 and 2004:

                                                FISCAL YEARS ENDED MARCH 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
              Hoists...........................      50%             50%
              Chain............................      16              16
              Forged attachments...............      12              12
              Industrial cranes................      14              14
              Industrial components............       8               8
                                                ------------    ------------
                                                    100%            100%

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

      We offer a line of custom-designed, below-the-hook tooling, clamps, pallet trucks and textile strappings. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications. Textile strappings are below-the-hook attachments, frequently used in conjunction with hoists.

      CHAIN. We manufacture alloy and carbon steel chain for various industrial and consumer applications. Federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market. In addition, we previously sold anchor and buoy chain to the U.S. and Canadian governments through our Lister Chain & Forge division which was sold in February 2004.

      FORGED ATTACHMENTS. We also produce a complete line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

      In addition, we manufacture carbon steel forged and stamped products, such as loadbinders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

      INDUSTRIAL CRANES. We entered the crane manufacturing market through our August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. Our March 1999 acquisition of GL International, which included the Gaffey and Larco brands, and our April 1999 acquisition of Washington Equipment Company established us as a significant participant in the crane building and servicing markets. Crane builders represent a specialized distribution channel for electric wire rope hoists, chain hoists and other crane components.

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

      PRODUCT ADVERTISING. We promote our products by regular advertising in leading trade journals as well as producing and distributing high quality information catalogs. We support our product distribution by running cooperative "pull-through" advertising in over 15 vertical trade magazines and directories aimed toward theatrical, international, consumer and crane builder markets. We run targeted advertisements for chain, hoists, forged attachments, scissor lift tables, actuators, hydraulic jacks, hardware programs, cranes and light-rail systems.

      TRADE SHOW PARTICIPATION. Trade shows are central to the promotion of our products, and we participate in more than 30 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local "markets" and "open houses" organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, as well as general purpose industrial and consumer hardware shows. In fiscal 2005, we participated in trade shows in the U.S., Canada, Mexico, Germany, the United Kingdom, France, Spain, China and Brazil.

      INDUSTRY ASSOCIATION MEMBERSHIP AND PARTICIPATION. As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved at the officer and director levels of numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers) and ARA (American Rental Association).

      PRODUCT STANDARDS AND SAFETY TRAINING CLASSES. We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

      WEB SITES. In addition to our main corporate web site at www.cmworks.com, we currently sponsor an additional 25 brand specific web sites and sell hand pallet trucks on one of these sites. Our web site at www.cmindustrial.com currently includes electronic catalogs of CM brand hoist and chain products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our various web sites. Many of the web sites allow distributors to search for personalized pricing information, order status and product serial number data and to enter sales orders.

DISTRIBUTION AND MARKETS

      The distribution channels for the Products segment include a variety of commercial distributors. In addition, the Products segment sells overhead bridge, jib and gantry cranes directly to end-users. We also sell to the consumer market through wholesalers. Our products are sold through the following distribution channels:

      GENERAL DISTRIBUTION CHANNELS. Our general distribution channels consist of:

        --          Industrial  distributors  that   serve  local   or  regional
                    industrial markets and sell a variety of products for maintenance, repair, operating and production, or MROP, applications through their own direct sales force.

        -- Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

        -- Independent crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also sell a wide variety of hoists and lifting attachments. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

      CRANE END-USERS. We sell overhead bridge, jib and gantry cranes, parts and services to end-users through our wholly owned crane builders (Abell-Howe, Gaffey, Larco and Washington Equipment) within the CraneMart(TM) network. Our wholly owned crane builders design, manufacture, install and service a variety of cranes with capacities up to 100 tons.

      SPECIALTY DISTRIBUTION CHANNELS. Our specialty distribution channels consist of:

        -- Catalog houses that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog and internet sales and a field sales force. More recently, catalog houses, particularly W.W. Grainger, Inc., are pursuing e-commerce through their web sites. The customer base served by catalog houses, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

        -- Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

        -- Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sports arenas, convention centers and night clubs.

      SERVICE-AFTER-SALE DISTRIBUTION CHANNEL. Service-after-sale distributors include our authorized network of 13 chain repair service stations and over 350 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

      OEM/GOVERNMENT  DISTRIBUTION  CHANNELS.  This channel consists of:

        -- OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

        -- Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments.

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

BACKLOG

      Our Products segment backlog of orders at March 31, 2005 was approximately $42.3 million compared to approximately $45.3 million at March 31, 2004. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our Products segment backlog of orders is a reliable indication of our future sales.

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

      Major competitors with our Products segment for hoists are Demag, Kito-Harrington, Ingersoll-Rand, KCI Konecranes and Morris Material Handling; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for crane building are Demag, KCI Konecranes, Morris Material Handling and a variety of independent crane builders; and for industrial components are Deublin, Joyce-Dayton and Nook Industries.

SOLUTIONS SEGMENT

      The Solutions segment is engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of lift tables and tire shredders and has total assets of $31.6 million as of March 31, 2005. Net sales of the Solutions segment in fiscal 2005 were $61.6 million, or 12.0% of our total net sales, of which $15.4 million, or 25.0% were domestic and $46.2 million, or 75.0% were international. The following table sets forth certain sales data for the products and services of our Solutions segment, expressed as a percentage of this segment's net sales for fiscal 2005 and 2004:

                                                    FISCAL YEARS ENDED MARCH 31,
                                                    ----------------------------
                                                         2005          2004
                                                      ----------    ----------
   Integrated material handling conveyor systems...       70%           57%
   Lift tables.....................................       13            15
   Light-rail systems and manipulators.............        4            13
   Other...........................................       13            15
                                                      ----------    ----------
                                                         100%          100%

PRODUCTS AND SERVICES

      INTEGRATED MATERIAL HANDLING CONVEYOR SYSTEMS. Conveyors are an important component of many material handling systems, reflecting their high functionality for transporting material throughout manufacturing and warehouse facilities. We specialize in designing computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems. Since fiscal 2003, we have been executing a revenue growth strategy by developing our capabilities to function as a turnkey integrator of material handling systems, while continuing to provide the conveyors required for the systems.

      LIFT TABLES. Our American Lifts division manufactures powered lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

      LIGHT-RAIL SYSTEMS AND MANIPULATORS. Introduced in fiscal 2001, light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended. Our manipulator business was sold in February 2004.

SALES AND MARKETING

      The products and services of the Solutions segment are sold primarily to large sophisticated corporate end-users, including Federal Express, UPS, United Biscuits, Lego, John Deere, Lowe's and other industrial companies, systems integrators and distributors. In the sale of our integrated material handling conveyor systems, we act as a prime contractor with turnkey responsibility or as a supplier working closely with the customer's general contractor. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions segment also sells light-rail systems and scissor lift tables through its internal sales force and through specialized independent distributors and manufacturers representatives.

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

BACKLOG

      Revenues from our Solutions segment are generally recognized within one to six months. Our backlog of orders at March 31, 2005 was approximately $9.6 million compared to approximately $9.2 million at March 31, 2004.

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

EMPLOYEES

      At March 31, 2005, our continuing operations had 3,061 employees; 1,983 in the U.S., 122 in Canada, 152 in Mexico and 804 in Europe and Asia. Approximately 685 of our employees are represented under seven separate U.S. or Canadian collective bargaining agreements which terminate at various times between September 2005 and March 2008. The contract which expires in September 2005 currently covers 84 employees. Preliminary informal negotiations for an extension of this agreement have begun. We believe that our relationship with our employees is good.

RAW MATERIALS AND COMPONENTS

      Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; and electro-mechanical components. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our Purchasing Council to take advantage of volume discounts. As the steel industry is cyclical and steel prices can fluctuate significantly, beginning in approximately January 2004 we have seen significant cost increases in certain types of steel in certain markets. We generally seek to pass on materials price increases to our distribution channel partners and end-user customers, although a lag period often exists. We instituted price increases for our chain and forged attachment products effective April 1, 2004 and for the majority of our hoist products effective May 1, 2004 and again October 1, 2004. In addition, we initiated price surcharges beginning March 18, 2004 on certain products, and increased some of those and added price surcharges to other products throughout fiscal 2005. We will continue to monitor our costs and reevaluate our price surcharges on a monthly basis. Our ability to pass on these increases is determined by market conditions.

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

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

      Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2006.

      Certain environmental laws, such as the U.S. federal Superfund laws and similar state statutes, can impose liability on current or former owners or operators of a site, or on parties who disposed of waste at a site for the entire cost of cleaning up a site contaminated by hazardous substances. These costs may be assessed regardless of whether the party owned or operated the site at the time of the releases or the lawfulness of the original disposal activity. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities. We could incur substantial costs, including cleanup costs and third-party claims, as a result of liabilities under such environmental laws. For example, we have been identified by the New York State Department of Environmental Conservation, or NYSDEC, along with other companies, as a potentially responsible party, or PRP, at the Frontier Chemical Site in Pendleton, New York, a site listed on NYSDEC's Registry of Inactive Hazardous Waste Disposal sites. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. We sent waste pickling liquor generated at our facility in Tonawanda, New York, to the Pendleton Site during the period from approximately 1969 to 1977, and we participated with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. Construction in connection with the remediation has been completed and this project is currently in its operations and maintenance phase. As a result of a negotiated cost allocation among the participating PRPs, we have paid our pro rata share of the remediation construction costs and accrued our share of the ongoing operations and maintenance costs. As of March 31, 2005, we have paid $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. Full settlements have been reached with all defendants in the cost recovery action. All settlement payments in connection with the Pendleton Site litigation have been made, and we have received $0.2 million as our share of the settlement proceeds. We have also entered into a settlement agreement with one of our insurance carriers in the amount of $0.7 million in connection with the Pendleton Site and have received payment in full of the settlement amount.

      We are investigating past waste disposal activities at a facility in Cleveland, Texas, operated by our subsidiary, Crane Equipment and Service, Inc., and we have entered into a voluntary agreement with the Texas Commission on Environmental Quality to investigate and, as appropriate, remediate environmental conditions at this site. At this time it is not possible to determine the costs of the investigation and, if necessary, the remediation, but we believe any such costs will not have a material adverse effect on our operating results or financial condition.

      For all of the currently known environmental matters, we have accrued a total of $0.6 million as of March 31, 2005, which, in our opinion, is sufficient to deal with such matters. Further, our management believes that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

AVAILABLE INFORMATION

      Our internet address is WWW.CMWORKS.COM. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

      We  maintain our corporate  headquarters  in Amherst,  New York and, as of
March  31,  2005,  conducted  our  principal   manufacturing  at  the  following
facilities:


                                                                                            SQUARE       OWNED OR      BUSINESS
LOCATION                              PRODUCTS/OPERATIONS                                   FOOTAGE       LEASED        SEGMENT
-----------------------------------   --------------------------------------------------  ------------  ------------  ------------
UNITED STATES:
Muskegon, MI                          Hoists                                                  441,225   Owned         Products
Charlotte, NC                         Industrial components                                   307,340   Owned         Products
Wadesboro, NC                         Hoists                                                  192,342   Owned         Products
Tonawanda, NY                         Light-rail crane systems                                187,630   Owned         Solutions
Lexington, TN                         Chain                                                   175,700   Owned         Products
Cedar Rapids, IA                      Forged attachments                                      100,000   Owned         Products
Eureka, IL                            Cranes                                                   91,300   Owned         Products
Damascus, VA                          Hoists                                                   90,338   Owned         Products
Chattanooga, TN                       Forged attachments                                       77,000   Owned         Products
Greensburg, IN                        Scissor lifts                                            60,000   Owned         Solutions
Lisbon, OH                            Hoists                                                   36,600   Owned         Products
Cleveland, TX                         Cranes                                                   35,000   Owned         Products
Chattanooga, TN                       Forged attachments                                       33,000   Owned         Products
Sarasota, FL                          Tire shredders                                           24,954   Owned         Solutions


INTERNATIONAL:
Arden, Denmark                        Project design and conveyors                             91,200   Owned         Solutions
Santiago, Tianguistenco, Mexico       Hoists and chain                                         85,000   Owned         Products
Velbert, Germany                      Hoists                                                   72,200   Leased        Products
Hangzhou, China                       Hoists and hand pallet trucks                            50,200   Leased        Products
Stoney Creek, Ontario, Canada         Cranes                                                   44,255   Owned         Products
Hangzhou, China                       Metal fabrication, textiles and textile
                                      strappings                                               37,000   Leased        Products
Hangzhou, China                       Textile strappings                                       30,000   Leased        Products
Chester, United Kingdom               Plate clamps                                             28,100   Leased        Products
Romeny-sur-Marne, France              Rotary unions                                            21,550   Owned         Products
Arden, Denmark                        Project construction                                     19,500   Leased        Solutions
Velbert, Germany                      Hoists                                                   12,800   Leased        Products
Szekesfeher, Hungary                  Textiles and textile strappings                          10,000   Leased        Products



      In addition, we have a total of 37 sales offices, distribution centers and warehouses. We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.


ITEM 3.          LEGAL PROCEEDINGS

      From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general liability insurance against risks arising out of the normal course of business through our wholly-owned insurance subsidiary of which we are the sole policy holder. The limits of this coverage are currently $3.0 million per occurrence ($2.0 million through March 31, 2003) and $6.0 million aggregate ($5.0 million through March 31, 2003) per year. We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II
                                     -------


ITEM 5.          MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                 HOLDER MATTERS

     Our common stock is traded on the Nasdaq Stock Market under the symbol "CMCO." As of May 31, 2005, there were 580 holders of record of our common stock.

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

     The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Stock Market.

                                                 PRICE RANGE OF
                                                  COMMON STOCK
                                                  ------------
                                                HIGH         LOW
                                                -----       -----

     YEAR ENDED MARCH 31, 2003
          First Quarter................... $    13.67   $    6.95
          Second Quarter..................       9.08        4.90
          Third Quarter...................       5.38        3.30
          Fourth Quarter..................       3.90        1.40

     YEAR ENDED MARCH 31, 2004
          First Quarter................... $     2.72   $    1.30
          Second Quarter..................       4.84        2.31
          Third Quarter...................       7.80        4.58
          Fourth Quarter..................      11.72        6.35

     YEAR ENDED MARCH 31, 2005
          First Quarter................... $     8.08   $    5.08
          Second Quarter..................       9.79        6.79
          Third Quarter...................       9.30        7.10
          Fourth Quarter..................      13.82        8.30


     On June 7, 2005, the closing price of our common stock on the Nasdaq Stock Market was $11.37 per share.

ITEM 6.          SELECTED FINANCIAL DATA

      The consolidated balance sheets as of March 31, 2005 and 2004 and the related statements of operations, cash flows and shareholders' equity for the three years ended March 31, 2005 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by "Management's Discussion and Analysis of Results of Operations and Financial Condition," our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.


                                                                       FISCAL YEARS ENDED MARCH 31,
                                                       -------------------------------------------------------------
                                                            2005        2004        2003        2002         2001
                                                         -----------  ---------   ---------   ----------   ---------
                                                               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                       -------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA (1):
   Net sales                                           $     514.8  $   444.6  $     453.3  $     480.0  $    586.2
   Cost of products sold                                     388.9      339.8        346.0        359.5       426.7
                                                       -------------------------------------------------------------
   Gross profit                                              125.9      104.8        107.3        120.5       159.5
   Selling expenses                                           52.3       48.3         47.4         43.5        48.4
   General and administrative expenses                        31.7       25.0         26.6         28.3        34.3
   Restructuring charges (2)                                   0.9        1.2          3.7          9.6          --
   Write-off/amortization of intangibles (3)                   0.3        0.4          4.2         11.0        11.0
                                                       -------------------------------------------------------------
   Income from operations                                     40.7       29.9         25.4         28.1        65.8
   Interest and debt expense                                  27.6       28.9         32.0         29.4        36.3
   Other (income) and expense, net                            (5.2)      (4.2)        (2.1)         2.4        (2.2)
                                                       -------------------------------------------------------------
   Income (loss) before income taxes                          18.3        5.2         (4.5)        (3.7)       31.7
   Income tax expense                                          2.2        4.0          1.5          2.3        16.8
                                                       -------------------------------------------------------------
   Income (loss) from continuing operations                   16.1        1.2         (6.0)        (6.0)       14.9
   Income (loss) from discontinued operations (1)              0.6         --           --         (7.9)        0.3
   Loss on disposition of discontinued operations (1)           --         --           --       (121.4)         --
                                                       -------------------------------------------------------------
   Total income (loss) from discontinued operations            0.6         --           --       (129.3)        0.3
   Cumulative effect of change in accounting
    principle (3)                                               --         --         (8.0)          --          --
                                                       -------------------------------------------------------------
   Net income (loss)                                   $      16.7  $     1.2  $     (14.0) $    (135.3) $     15.2
                                                       =============================================================
   Diluted earnings (loss) per share from continuing   $      1.09  $    0.08  $     (0.42) $     (0.41) $     1.04
    operations
   Basic earnings (loss) per share from continuing
    operations                                         $      1.10  $    0.08  $     (0.42) $     (0.41) $     1.04
   Weighted average shares outstanding - assuming
    dilution                                                  14.8       14.6         14.5         14.4        14.3
   Weighted average shares outstanding - basic                14.6       14.6         14.5         14.4        14.3

BALANCE SHEET DATA (AT END OF PERIOD):
   Total assets (4)                                    $     480.9  $   473.4  $     482.6  $     524.3  $    722.4
   Total debt                                                266.1      287.9        314.1        347.9       407.0
   Total shareholders' equity                                 81.8       63.0         52.7         71.6       207.9

OTHER FINANCIAL DATA:
   Net cash provided by operating activities                  17.2       26.4         14.2         49.8        38.3
   Net cash provided by (used in) investing activities         2.5        4.3         16.0         (1.6)       (7.2)
  Net cash used in financing activities                      (21.9)     (21.5)       (41.9)       (48.5)      (19.5)
   Capital expenditures                                        5.9        3.6          5.0          4.7        10.2
   Cash dividends per common share                            0.00       0.00         0.00         0.14        0.28
-------------





   (1) Statement of Operations data represent our continuing operations for all periods presented have been restated to remove ASI results from the continuing operations data. In May 2002, the Company sold substantially all of the assets of ASI. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable over 10 years beginning in August 2004. The full amount of this note has been reserved due to the uncertainty of collection. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. All interest and principal payments required under the note have been made to date. The Company recorded an after-tax loss of $121,475,000 or $8.43 per diluted share and reflected
         ASI as a  discontinued  operation in the fourth quarter of fiscal 2002.
         The loss included closing costs from the transaction and estimated operating losses of the discontinued operation through the date of the sale, May 10, 2002. The loss was due primarily to the write-off of $104,000,000 of goodwill and a $17,475,000 loss related to the write-off of the remaining net assets in excess of the selling price.
         Refer to Note 3 to our consolidated financial statements for additional information on Discontinued Operations.

   (2)   Refer to "Results of  Operations" in "Item 7.  Management's  Discussion
         and Analysis of Results of Operation  and  Financial  Condition"  for a
         discussion of the  restructuring  charges related to fiscal 2005, 2004, and 2003.  Restructuring  charges for 2002  include  exit costs of $2.4 million for severance  relating to approximately 250 employees and $7.2 million of lease termination,  facility  wind-down,  and maintenance of
         non-operating   facilities   prior  to   disposal.   Included   in  the
         restructuring  charges was  approximately  $8.3  million to terminate a facility  lease,  resulting  in the  purchase of the  property  with an estimated fair value of  approximately  $2.3 million which was recorded as an offset to the restructuring charges.

   (3) As a result of our adoption of SFAS 142 effective April 1, 2002, goodwill is no longer amortized. The charge in fiscal 2003 represents a $4.0 million impairment write-off. In addition, the cumulative effect of change in accounting principle represents the impact of adopting
         SFAS 142.

   (4)   Total assets  include net assets of  discontinued  operations  of $21.5
         million,   and  $163.5   million  as  of  March  31,  2002,  and  2001,
         respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled "Discontinued Operations."

EXECUTIVE OVERVIEW

      We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow.

      Founded in 1875, we have grown to our current leadership position through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We have developed our leading market position over our 130-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Integration of the operations of the acquired businesses with our previously existing businesses is substantially complete. Ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, facility rationalization program, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, and our markets and customers.

      Our Lean Manufacturing efforts are fundamentally changing our manufacturing processes to be more responsive to customer demand and improving on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. Also, we have been undergoing assessments for possible divestiture of several less-strategic busineses. Our manipulator and specialty marine chain businesses were sold in fiscal 2004 and two others remain as possible divestiture candidates, our conveyor business which comprises a majority of our Solutions segment and a specialty crane business within our Products segment. In furtherance of our facility rationalization projects, in January 2005 we completed the sale of a Chicago-area property resulting in a $2.7 million gain, which was recorded in the fourth quarter of fiscal 2005. In February 2005, we announced the sale and partial leaseback of our corporate headquarters building in Amherst, New York at a $2.2 million gain, of which $1.0 was also recorded in the fourth quarter of fiscal 2005 and the remainder will be deferred and recognized pro-rate over the life of the 10-year leaseback period. Additionally, we sold a Virginia property in the fiscal 2005 fourth quarter, and recognized a $0.2 million gain. We will continue to sell surplus real estate resulting from our facility rationalization projects and those sales may result in gains or losses. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes development of hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize.

      Many of the U.S. industrial sectors that we serve have been impacted by soft economic conditions since mid-1998. These conditions deteriorated significantly in our fiscal 2001 fourth quarter and continued to decline throughout fiscal 2002 and 2003, negatively impacting our net sales and financial performance. We began to see some stabilization and then very modest improvement in the latter half of fiscal 2004 and significant improvement in fiscal 2005. Our net sales dropped by 5.6% to $453.3 million in fiscal 2003 and by an additional 1.9% to $444.6 million in fiscal 2004, primarily due to this downturn in the business cycle. However, our fiscal 2005 sales improved by 15.8% to $514.8 million in fiscal 2005 as the Company experienced definitive economic improvement. We monitor such indicators as U.S. Industrial Capacity Utilization and Industrial Production, which have been increasing since July 2003. Further, we continue to monitor the potential impact of negative global and domestic trends, including steel price fluctuations, possibly rising interest rates and uncertainty in some end-user markets around the globe. In addition, to enhance future revenue opportunities, we are increasing our sales and marketing efforts in international markets and investing in new products and services as further described in Item 1 of this Annual Report within the section described as "Our Strategy".

      Consistent with most companies, over the past several years we have been facing significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $33 million in fiscal 2005 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $35 million to $40 million of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and significant increases in scrap steel prices over the past year, we experienced increases in our costs that we have reflected as price increases and surcharges to our customers. Our surcharges for certain products went into effect beginning in March 2004 and currently affect most of our chain and forged attachment products. We continue to monitor steel costs and potential surcharge requirements on a monthly basis. Costs of implementing Sarbanes-Oxley internal control documentation and compliance have also had an impact on fiscal 2005 profitability. We are focused on minimizing the future added costs of compliance. On the whole, we are encouraged based on current visibility, remaining cautiously optimistic for steady revenue growth to continue over the next year.

RESULTS OF OPERATIONS

      Net sales of our Products and Solutions segments, in millions of dollars and with percentage changes for each segment, were as follows:

                                                                            CHANGE                  CHANGE
                                  FISCAL YEARS ENDED MARCH 31,          2005 VS. 2004           2004 VS. 2003
                                  ----------------------------          -------------           -------------
                                  2005         2004       2003        AMOUNT        %         AMOUNT         %
                                  ----         ----       ----        ------        -         ------         -
Products segment.............     $    453.1   $ 394.2    $  388.1    $    58.9     14.9      $     6.1      1.6
Solutions segment............           61.7      50.4        65.2         11.3     22.4          (14.8)   (22.7)
                                  ----------   -------    --------    ---------   ------      ----------  -------
     Total net sales.........     $    514.8   $ 444.6      $453.3    $    70.2     15.8      $    (8.7)    (1.9)
                                  ==========   =======    ========    =========               ==========

      Sales in fiscal 2005 increased as a result of the improved economy in the industrial sector of North America compared to the downturn in the general North American and European economies and the industrial sectors in particular in fiscal 2004 and 2003. Net sales in fiscal 2005 of $514.8 million increased by $70.2 million, or 15.8%, from fiscal 2004, and net sales in fiscal 2004 of $444.6 million decreased $8.7 million, or 1.9%, from fiscal 2003. The Products segment for fiscal 2005 experienced a net sales increase of 14.9% over the prior year. The increase was due to a combination of higher volume as the North American industrial economy recovered as well as price increases ($19.7 million) including surcharges specifically in response to rising steel costs. Our Products segment net sales improved 1.6% in fiscal 2004 as we saw stabilization by mid-2004 and improvement of 7.4% in the latter half of the fiscal year. Both fiscal 2005 and 2004 were impacted by the weakening U.S. dollar relative to other currencies, particularly the euro, and reported Products segment sales were favorably affected by $6.2 million and $11.3 million in fiscal 2005 and 2004, respectively. For fiscal 2005, our Solutions segment net sales increased 22.4% as a result of increased volume in Europe at our conveyor business. Our Solutions segment net sales decreased 22.7% in fiscal 2004. The decline in fiscal 2004 was primarily due to soft U.S. and European industrial markets, particularly affecting purchasing decisions for capital goods. The fiscal 2004 decline was further impacted by the March 2003 divestiture of our steel erection business, which generated $7.9 million of revenues in fiscal 2003.

      Gross profit of the Products and Solutions segments, in millions of dollars and as a percentage of total segment net sales, was as follows:

                                               FISCAL YEARS ENDED MARCH 31,
                                ---------------------------------------------------------
                                     2005                 2004                2003
                                     ----                 ----                ----
                                  AMOUNT       %      AMOUNT       %       AMOUNT      %
                                ---------    ----    --------    ----     -------    ----
Products segment............    $   117.1    25.8    $   99.2    25.2     $  98.7    25.4
Solutions segment...........          8.8    14.3         5.6    11.1         8.6    13.2
                                ---------    ----    --------    ----     -------    ----
     Total gross profit.....    $   125.9    24.5    $  104.8    23.6     $ 107.3    23.7
                                =========            ========             =======

         Our gross profit margins were approximately 24.5%, 23.6% and 23.7% in fiscal 2005, 2004 and 2003, respectively. The Products segment saw improved gross margin in fiscal 2005 as a result of operational leverage at increased volumes from the prior year. Gross margin for the Products segment in Fiscal 2004 was comparable to fiscal 2003 as revenue stabilized during the fiscal 2004 year and costs were closely monitored. The Solutions segment's gross profit margins increased in Fiscal 2005 as a result of the recovery of European markets which led to increased volume for one division, as well as the divestiture of a poor performing, non-strategic business at the end of fiscal 2004. The decrease in fiscal 2004 compared to 2003 was primarily due to an increase in larger integrated solutions projects which carry a lower gross profit margin overall and a poor performing non-strategic business unit which was divested in February of 2004.

      Selling expenses were $52.3 million, $48.3 million and $47.4 million in fiscal 2005, 2004 and 2003, respectively. As a percentage of net sales, selling expenses were 10.2%, 10.9% and 10.5% in fiscal 2005, 2004 and 2003, respectively. The fiscal 2005 and 2004 increases include $1.2 million and $2.2 million, respectively, resulting from the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, upon translation of foreign operating results into U.S. dollars for reporting purposes. Fiscal 2005 includes increases related to variable costs associated with the increase sales volume, mainly commissions ($1.3 million), increased benefit costs ($0.5 million) and increased investments in international markets ($0.5 million). The fiscal 2004 increase also includes $0.4 million resulting from reclassification of certain crane builder expenses from general and administrative expenses in fiscal 2003 to improve reporting consistency. These increases were partially offset by cost control measures.

      General and administrative expenses were $31.7 million, $25.0 million and $26.6 million in fiscal 2005, 2004 and 2003, respectively. As a percentage of net sales, general and administrative expenses were 6.2%, 5.6% and 5.9% in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 increases include $2.3 million associated with variable compensation, $1.4 million related to compliance costs associated with Sarbanes Oxley Section 404 implementation, $1.2 million of increasing benefit costs, $0.7 million resulting from the translation of foreign currencies into the weaker U.S. dollar for reporting purposes and $0.5 million for an increase in bad debt reserves based on increased accounts receivable levels. Much of the fiscal 2004 expense reductions resulted from general discretionary cost control measures. Partially offsetting those savings, fiscal 2004 was unfavorably impacted by $1.2 million resulting from the translation of foreign currencies into the weaker U.S. dollar for reporting purposes and also included $0.8 million for an increase in bad debt reserves based on increased accounts receivable levels.

      Restructuring charges of $0.9 million, $1.2 million and $3.7 million, or 0.2%, 0.3% and 0.8% of net sales in fiscal 2005, 2004 and 2003, respectively, were primarily attributable to the closure or significant reorganization of thirteen manufacturing or warehouse facilities. The fiscal 2005 restructuring charges of $0.9 million relate primarily to facility costs as a result of our continued closure, merging and reorganization. $0.5 million of the costs relate to facility costs being expensed on an as incurred basis as a result of the project timing being subsequent to the adoption of SFAS No. 144. The current year charge also included $0.3 million of write-down on the net realizable value of a facility based on changes in market conditions and a reassessment of its net realizable value. During fiscal 2004, we recorded restructuring charges of

$1.2 million related to various employee termination benefits and facility costs as a result of our continued closure, merging and reorganization and completion of two open projects from fiscal 2003. The following facilities were closed, merged or significantly reorganized beginning in fiscal 2003: Abingdon, VA; Tonawanda, NY; Cobourg, Ontario, Canada; Forest Park, IL; and Reform, AL. Excluding the Tonawanda facility, these operations were included within our Products segment, and were relocated into other existing Products segment facilities. Fiscal 2003 charges included exit costs of $1.8 million for severance relating to approximately 215 employees, $1.0 million of lease termination, facility wind-down, preparation for sale and maintenance of non-operating facilities prior to disposal and $0.9 million for facility closure costs on projects begun in 2002. Three of the five 2003 projects were completed as planned in the fourth quarter of fiscal 2003 while the other two were completed as planned by the second quarter of fiscal 2004. The remaining liability of $0.1 million as of March 31, 2005 relates to the ongoing maintenance costs of a non-operating facility.

      Each rationalization project was analyzed based on our capacity and the cost structure of the specific facilities relative to others. As a result of these rationalization projects we expect to achieve approximately $13 million to $14 million of annualized savings primarily in cost of products sold including facility fixed costs and employee costs, of which approximately $13.5 million and $11 million was realized during fiscal 2005 and 2004, respectively.

      Write-off/amortization of intangibles was $0.3 million, $0.4 million and $4.2 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2003 reflected a $4.0 million goodwill write-off in the fourth quarter relating to impairment under Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets," which pronouncement eliminated the requirement to amortize goodwill and indefinite-lived intangible assets beginning in fiscal 2003 but added new impairment testing rules.

      Interest and debt expense was $27.6 million, $28.9 million and $32.0 million in fiscal 2005, 2004 and 2003, respectively. As a percentage of net sales, interest and debt expense was 5.4%, 6.5% and 7.1% in fiscal 2005, 2004 and 2003, respectively. The fiscal 2005 and 2004 decreases primarily resulted from lower debt levels.

      Other income was $5.2 million, $4.2 million and $2.1 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 includes $3.7 million in gains from sales of real estate, $2.1 million from investment and interest income, offset by $0.3 million of additional losses from 2004 business divestitures. The income in fiscal 2004 included $5.7 million from asset sales and $1.9 million from an interest rate swap partially offset by $3.9 million of losses upon business divestitures. The income in fiscal 2003 included $5.3 million from asset sales offset by a $2.2 million unrealized, non-cash, mark-to-market loss recognized within our captive insurance company's securities portfolio and a $1.3 million loss on a business divestiture. The fiscal 2003 unrealized loss within the securities portfolio was recognized since it was deemed to be other than temporary in nature, resulting from unrealized losses that existed longer than a six-month period.

      Income taxes as a percentage of income before income taxes were not reflective of U.S statutory rates in fiscal 2005, 2004 or 2003. The fiscal 2005 rate varies due to the benefit received from the utilization of the domestic net operating loss carry-forwards that have been fully reserved and jurisdictional mix. Income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 rate varies due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit was recorded. The fiscal 2003 rate was affected by the impact of non-deductible goodwill amortization/write-off.

     Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we reduced goodwill by $8.0 million as of the beginning of fiscal 2003, reflected as the cumulative effect of a change in accounting principle on our statement of operations. A discounted cash flows approach was used to test goodwill for potential impairment.


LIQUIDITY AND CAPITAL RESOURCES

      On November 21, 2002, the Company refinanced its credit facilities. The arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Senior Second Secured Term Loan was refinanced as described below. On April 29, 2005, the Company amended its credit facilities. As a result of the amendment, the Term Loan was repaid in its entirety.

      The Revolving Credit Facility was amended to provide availability up to a maximum of $65 million. Prior to the amendment, the Revolving Credit Facility provided availability up to a maximum of $50 million. Availability based on the underlying collateral at March 31, 2005 amounted to $50 million. The unused Revolving Credit Facility totaled $39.4 million, net of outstanding borrowings of $0.0 million and outstanding letters of credit of $10.6 million. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 225 or 100 basis points, respectively, at March, 31, 2005. Effective April 29, 2005, the amended credit facility would have interest payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 175 or 50 basis points, respectively, at March 31, 2005. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

      In July 2003, we issued $115.0 million of 10% Senior Secured Notes due August 1, 2010 which remain outstanding at March 31, 2005. Proceeds from this offering were used for the repayment in full of a then outstanding Senior Second Secured Term Loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated 8 1/2% Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million) and the payment of accrued interest ($1.4 million). Provisions of the 10% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 10% Notes are redeemable at our option, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the Indenture for the Notes). In the event of a Change of Control (as defined), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. The 10% Notes are also secured, in a second lien position, by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

      The redemption of a portion of the outstanding Senior Subordinated 8 1/2% Notes occurred at a discount resulting in a $5.6 million pre-tax gain on early extinguishment of debt. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and Senior Subordinated 8 1/2% Notes, $4.9 million of pre-tax deferred financing costs were written-off in fiscal 2004. The net effect of these two items, a $0.7 million pre-tax gain, is shown as part of other (income) and expense, net.

      The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including financial requirements and a restriction on dividend payments, with which we are currently in compliance.

      At March 31, 2005, our Senior Subordinated 8 1/2% Notes issued on March 31, 1998 and due March 31, 2008 amounted to $144.5 million, net of original issue discount. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1.9 million of proceeds from rate hedging in advance of the placement. Provisions of the 8 1/2% Notes include, without limitation, restrictions on liens, indebtedness, asset sales and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes were redeemable at our option, in whole or in part, at the Make-Whole Price (as defined in the Indenture for the Notes). On or after April 1, 2003, they are redeemable at prices declining annually from 104.25% to 100% on and after April 1, 2006. In the event of a Change of Control (as defined), each holder of the 8 1/2% Notes may require us to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

      From time to time, we manage our debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, we entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt, which matured in June 2003. That cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax. In August 2003, we entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010 at the same rate. That interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain. The swap was terminated in January 2004 and a pre-tax gain of $1.9 million was recognized in fiscal 2004 as other income, net as a result of changes in the fair value of the swap.

      We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of lean manufacturing, facility rationalization projects, divestiture of excess facilities and certain non-strategic operations, improving working capital components, including inventory reductions, and new market and new product development.

      Net cash provided by operating activities was $17.2 million, $26.4 million and $14.2 million in fiscal 2005, 2004 and 2003, respectively. Overall, operating assets net of liabilities used cash of $5.4 million in fiscal 2005 compared to providing cash of $8.8 million and $4.0 million in fiscal 2004 and 2003, respectively. The $9.2 million decrease in fiscal 2005 relative to fiscal 2004 was primarily due to stronger operating performance in fiscal 2005 offset by increased working capital requirements. The $12.2 million increase in fiscal 2004 relative to fiscal 2003 was primarily due to stronger operating performance in fiscal 2004 and income tax refunds of $12.5 million.

      Net cash provided by investing activities was $2.5 million, $4.3 million and $16.0 million in fiscal 2005, 2004 and 2003, respectively. The fiscal 2005, 2004 and 2003 amounts included $7.1 million, $7.8 million and $21.7 million, respectively, from business and property divestitures.

      Net cash used in financing activities was $21.9 million, $21.5 million and $41.9 million in fiscal 2005, 2004 and 2003, respectively. Those amounts included $22.9 million, $17.7 million and $34.5 million of debt repayment in fiscal 2005, 2004 and 2003, respectively. We also paid $4.4 million and $8.2 million of financing costs in fiscal 2004 and 2003, respectively, to effect the capital transactions previously described.

CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2005, by period of estimated payments due:

                                                      FISCAL      FISCAL 2007-     FISCAL 2009-     MORE THAN
                                        TOTAL          2006       FISCAL 2008      FISCAL 2010     FIVE YEARS
                                        -----          ----       -----------      -----------     ----------
Long-term debt obligations (a).        $  266.1       $  5.8        $ 144.9          $    0.1        $ 115.3
Operating lease obligations (b)            13.2          3.5            5.3               3.4            1.0
Purchase obligations (c) ......              --           --             --                --             --
Interest obligations (d).......            98.2         23.8           47.6              23.0            3.8
Letter of credit obligations...            10.6         10.6             --                --             --
Other   long-term   liabilities
reflected  on   the   Company's
balance sheet  under GAAP (e)..            42.4          3.4           20.1              15.8            3.1
                                       --------       ------        -------          --------        -------
     Total.....................        $  430.5       $ 47.1        $ 217.9          $   42.3        $ 123.2
                                       ========       ======        =======          ========        =======

(a)      As described in note 10 to our  consolidated  financial  statements.
(b)      As described in note 18 to our consolidated financial statements.
(c) We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.
(d) Estimated for our Senior Secured Notes due 8/1/10 and Senior Subordinated Notes due 3/31/08.
(e)      As  described  in note 9 to our consolidated financial statements.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

      In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Further, our facility rationalization program underway over the past four years reduced our annual capital expenditure requirements and also provided for transfers of equipment from the rationalized facilities to other operating facilities. Our capital expenditures for fiscal 2005, 2004 and 2003 were $5.9 million, $3.6 million and $5.0 million, respectively. The decreased in fiscal 2004 reflects a deferral of certain projects due to soft market conditions, as well as reduced needs resulting from our facility rationalization program. We expect capital expenditure spending in fiscal 2006 to be consistent with fiscal 2005 at $5.0-$7.0 million.

INFLATION AND OTHER MARKET CONDITIONS

      Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico and the Pacific Rim. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases. In the fourth quarter of fiscal 2004, we were impacted by high inflation in steel costs which varied by type of steel. We generally incorporated those cost increases into our sales price increases throughout fiscal 2005 as well as surcharges on certain products that began in March 2004. We continue to monitor steel costs and potential surcharge requirements on a monthly basis.

SEASONALITY AND QUARTERLY RESULTS

      Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of rationalization integration costs. Therefore, our operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

DISCONTINUED OPERATIONS

      In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included cash of $15.9 million and an 8% subordinated note in the principal amount of $6.8 million payable over 10 years. Due to the uncertainty surrounding the financial viability of the new organization, the note has been recorded at the estimated net realizable value of $0. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. Accordingly, $0.6 million of income from discontinued operations was recorded in fiscal 2005. All interest and principal payments required under the note have been made to date.

      Cash provided by discontinued operations was $0.6 million and $0.5 million in fiscal 2005 and 2003, respectively, as shown on our consolidated statements of cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the estimates and their underlying assumptions, which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results inevitably will differ from those estimates. We have identified below the accounting policies involving estimates that are critical to our financial statements. Other accounting policies are more fully described in note 2 of notes to our consolidated financial statements.

      PENSION AND OTHER POSTRETIREMENT BENEFITS.The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Notes 11 and 13, respectively, to our fiscal 2005 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

      The pension discount rate assumptions of 6%, 6 1/4% and 6 3/4% as of March 31, 2005, 2004 and 2003, respectively, are based on long-term bond rates. The decrease in discount rates for fiscal 2005 and 2004 resulted in $3.0 million and $7.0 million increases in the projected benefit obligations as of March 31, 2005 and 2004, respectively. The rate of return on plan assets assumptions of 8 1/4%, 8.4% and 8 1/2% for the years ended March 31, 2005, 2004 and 2003, respectively, are based on the composition of the asset portfolios (approximately 55% equities and 45% fixed income at March 31, 2005) and their long-term historical returns. The actual assets realized gains of $5.3 and $9.8 million in fiscal 2005 and 2004. Our funded status as of March 31, 2005 and 2004 was negative by $29.3 million and $30.3 million, or 24.3% and 27.3%, respectively. Our pension contributions during fiscal 2005 and 2004 were approximately $9.5 million. The negative funded status may result in future pension expense increases. Pension expense for the March 31, 2006 fiscal year is expected to approximate $6.3 million, which is down from the fiscal 2005 amount of $8.4 million. During fiscal 2005, we incurred a one-time pre-tax charge of $2.0 million related to a defined benefit pension plan at one of our foreign operations for a change in the discount rate used in determining the amount required for US GAAP purposes. The factors outlined above will result in increases in funding requirements over time, unless there is continued significant market appreciation in the asset values. However, pension funding contributions for the March 31, 2006 fiscal year are expected to decrease by approximately $5.2 million compared to fiscal 2005. The compensation increase assumption of 4% as of March 31, 2005, 2004 and 2003 is based on historical trends.

      The healthcare inflation assumptions of 10 1/2%, 12% and 12% for fiscal 2005, 2004 and 2003, respectively are based on anticipated trends. Healthcare costs in the United States have increased substantially over the last several years. If this trend continues, the cost of postretirement healthcare will increase in future years.

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

      LONG-LIVED ASSETS. Property, plant and equipment and certain intangibles are depreciated or amortized over their assigned lives. These assets as well as goodwill are also periodically measured for impairment. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, we could incur a future impairment charge or a loss on disposal relating to these assets.

      MARKETABLE SECURITIES. On a quarterly basis, we review our marketable securities for declines in market value that may be considered other than temporary. We consider market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost.

      DEFERRED TAX ASSET VALUATION ALLOWANCE. As of March 31, 2005, the Company had $53.3 million of total net deferred tax assets before valuation allowances. As described in Note 17 to the consolidated financial statements, $34.3 million of the assets pertain to net operating loss carryforwards and the remainder relate principally to liabilities including employee benefit plans, insurance reserves, accrued vacation and incentive costs and also to asset valuation reserves such as inventory obsolescence reserves and bad debt reserves. The net operating loss carryforwards expire in 2023. A valuation allowance of $43.8 million was recorded at March 31, 2005 due to the uncertainty of whether the Company's net operating loss carryforwards, capital loss carryforwards and other deferred tax assets may ultimately be realized. Our ability to realize our deferred tax assets is primarily dependent on generating sufficient future taxable income. If we do not generate sufficient taxable income, we would record an additional valuation allowance.

      REVENUE RECOGNITION. Sales are recorded when title passes to the customer, which is generally at the time of shipment to the customer, except for long-term construction contracts. For long-term construction contracts, we recognize contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively. Customers do not routinely return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. We have established an allowance for returns based upon historical trends.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated financial statements.

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      Statement 123(R) was to be adopted for interim or annual periods beginning after June 15, 2005. On April 14th, 2005, the SEC announced that it would provide for a phased-in implementation process for FASB statement No. 123(R). The SEC is requiring that registrants adopt statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt 123(R) in the first quarter of Fiscal 2007. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company is still evaluating the method it plans to use when it adopts statement 123(R).

      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in
Note 2 to our consolidated financial statements.


FACTORS AFFECTING OUR OPERATING RESULTS

OUR BUSINESS IS CYCLICAL AND IS AFFECTED BY INDUSTRIAL ECONOMIC CONDITIONS, AND OVER THE PAST SEVERAL YEARS WE EXPERIENCED SUBSTANTIALLY REDUCED DEMAND FOR OUR PRODUCTS.

      Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction, that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. In fiscal 2003 and 2004, for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown, and more specifically as a result of the dramatic decline in capital goods spending in the industries in which our end-users operate. These lower levels of demand resulted in a 24.2% decline in net sales from fiscal 2001 to fiscal 2004, from $586.2 million to $444.6 million. This decline in net sales resulted in a 54.6% decrease in our income from operations during the same period. We have seen a significant improvement in demand for our products in fiscal 2005. Our net sales for fiscal 2005 were $514.8 million, up $70.2 million or 15.8% from fiscal 2004 sales.

      If the current upturn does not continue or if there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

WE RELY IN LARGE PART ON INDEPENDENT DISTRIBUTORS FOR SALES OF OUR PRODUCTS.

    We depend on independent distributors to sell our products and provide service and aftermarket support to our customers. Distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. We do not have written agreements with our distributors located in the United States. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our ultimate customers could materially reduce our sales and profits.

WE ARE SUBJECT TO CURRENCY FLUCTUATIONS FROM OUR INTERNATIONAL SALES.

     Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $153.8 million in fiscal year 2005) is generated in foreign currencies, including principally the euro and the Canadian dollar, while a portion of the costs incurred to generate those revenues are incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations may impact our financial performance in the future.

OUR INTERNATIONAL OPERATIONS POSE CERTAIN RISKS THAT MAY ADVERSELY IMPACT SALES AND EARNINGS.

    We have operations and assets located outside of the United States, primarily in Canada, Mexico, Germany, the United Kingdom, Denmark, France and China. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In fiscal year 2005, approximately 37% of our net sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

    The principal raw material used in our chain, forging and crane building operations is steel. The steel industry as a whole is highly cyclical, and at times pricing can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. Recently, the market price of steel has increased significantly. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. Presently, we have been able to add a surcharge to the costs of our high steel content products reflecting the increased cost of steel. In the future, to the extent we are unable to pass on any steel price increases to our customers, our profitability could be adversely affected.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Our primary commodity risk is related to changes in the price of steel. We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of our products. We also evaluate our steel cost increases and assess the need for price increases and surcharges to our customers. We have not entered into financial instrument transactions related to raw material costs.

      In fiscal 2005, 30% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Mexico, China, Denmark, the United Kingdom, France and Germany and sell our products and solutions in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies and the Mexican peso. For example, when the U.S. dollar strengthens against the Canadian dollar, the value of our net sales and net income denominated in Canadian dollars decreases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations' net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income. For example, a 10% decline in the rate of exchange between the euro and the U.S. dollar impacts net income by approximately $0.4 million. In addition, the majority of our export sale transactions are denominated in U.S. dollars. Accordingly, we currently have not invested in derivative instruments, such as foreign exchange contracts, to hedge foreign currency transactions.

      We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2005, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2005 and 2004, approximately 96% and 95%, respectively, of our outstanding debt had fixed interest rates. At those dates, we had approximately $11.4 million and $14.3 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2005 and 2004 would have changed interest expense on that outstanding variable rate debt by approximately $0.1 million for both years.

      Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

      Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2030 and March 31, 2081 to range between $4,200 and $16,700. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable is through March 31, 2030 and ranges from $4,200 to $5,500 as of March 31, 2005. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $4,800 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The increase in the recorded liability from the amount of $3,000 at March 31, 2004 is due to a change in actuarial parameters used to calculate required asbestos liability reserve levels. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $220 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBUS MCKINNON CORPORATION

Audited Consolidated Financial Statements as of March 31, 2005:
     Report of Independent Registered Public Accounting Firm............     F-2
     Consolidated Balance Sheets........................................     F-3
     Consolidated Statements of Operations..............................     F-4
     Consolidated Statements of Shareholders' Equity....................     F-5
     Consolidated Statements of Cash Flows..............................     F-6
     Notes to Consolidated Financial Statements
        1.    Description of Business...................................     F-7
        2.    Accounting Principles and Practices.......................     F-7
        3.    Discontinued Operations...................................    F-11
        4.    Unbilled Revenues and Excess Billings.....................    F-11
        5.    Inventories...............................................    F-12
        6.    Marketable Securities.....................................    F-12
        7.    Property, Plant, and Equipment............................    F-13
        8.    Goodwill and Intangible Assets............................    F-14
        9.    Accrued Liabilities and Other Non-current Liabilities.....    F-15
        10.   Debt......................................................    F-16
        11.   Retirement Plans..........................................    F-18
        12.   Employee Stock Ownership Plan (ESOP)......................    F-20
        13.   Postretirement Benefit Obligation.........................    F-20
        14.   Earnings per Share and Stock Plans........................    F-22
        15.   Loss Contingencies........................................    F-24
        16.   Restructuring Charges.....................................    F-25
        17.   Income Taxes..............................................    F-27
        18.   Rental Expense and Lease Commitments......................    F-28
        19.   Summary Financial Information.............................    F-29
        20.   Business Segment Information..............................    F-33
        21.   Selected Quarterly Financial Data (unaudited).............    F-35
        22.   Accumulated Other Comprehensive Loss......................    F-36
        23.   Effects of New Accounting Pronouncements..................    F-37

        Schedule II - Valuation and Qualifying Accounts.................    F-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Columbus McKinnon Corporation and subsidiaries' internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2005 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



                                            /s/ Ernst & Young LLP

June 6, 2005
Buffalo, New York

                                                   COLUMBUS MCKINNON CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                        ----------------------------------
                                                                                                    MARCH 31,
                                                                                        ----------------------------------
                                                                                               2005             2004
                                                                                               ----             ----
                                                                                             (IN THOUSANDS, EXCEPT
                                                                                                   SHARE DATA)
                                        ASSETS
Current assets:
       Cash and cash equivalents.......................................................   $      9,479     $     11,101
        Trade accounts receivable, less allowance for doubtful accounts
           ($3,015 and $2,811, respectively)...........................................         88,974           84,374
       Unbilled revenues...............................................................          8,848            5,160
       Inventories.....................................................................         77,626           69,119
     Net assets held for sale..........................................................             --            2,790
     Prepaid expenses..................................................................         14,198           15,486
                                                                                        ----------------------------------
Total current assets...................................................................        199,125          188,030
Net property, plant, and equipment.....................................................         57,237           58,773
Goodwill, net..........................................................................        185,443          184,994
Other intangibles, net.................................................................          1,842            1,748
Marketable securities..................................................................         24,615           25,355
Deferred taxes on income...............................................................          6,122            6,388
Other assets...........................................................................          6,487            8,075
                                                                                        ----------------------------------
Total assets...........................................................................   $    480,871     $    473,363
                                                                                        ==================================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks............................................................   $      4,839     $      5,471
     Trade accounts payable............................................................         33,688           30,076
     Accrued liabilities...............................................................         51,962           48,416
     Restructuring reserve.............................................................            144              561
     Current portion of long-term debt.................................................          5,819            2,205
                                                                                        ----------------------------------
Total current liabilities..............................................................         96,452           86,729
Senior debt, less current portion......................................................        115,735          121,603
Subordinated debt......................................................................        144,548          164,131
Other non-current liabilities..........................................................         42,369           37,922
                                                                                        ----------------------------------
Total liabilities......................................................................        399,104          410,385
Shareholders' equity:
     Voting common stock; 50,000,000 shares authorized;
            14,948,172 and 14,896,172 shares issued....................................            149              149
     Additional paid-in capital........................................................        104,078          103,914
     Accumulated deficit...............................................................         (8,644)         (25,354)
     ESOP debt guarantee; 284,695 and 319,802 shares...................................         (4,554)          (5,116)
     Unearned restricted stock; 1,000 and 24,096 shares................................             (6)             (39)
     Accumulated other comprehensive loss..............................................         (9,256)         (10,576)
                                                                                        ----------------------------------
Total shareholders' equity.............................................................         81,767           62,978
                                                                                        ----------------------------------
Total liabilities and shareholders' equity.............................................   $    480,871     $    473,363
                                                                                        ==================================


                             See accompanying notes.

                                                   COLUMBUS MCKINNON CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     -----------------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                     -----------------------------------------------------------
                                                                              2005               2004               2003
                                                                              ----               ----               ----
                                                                                          (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)

Net sales...........................................................    $     514,752      $     444,591      $     453,320
Cost of products sold...............................................          388,844            339,745            345,986
                                                                     -----------------------------------------------------------
Gross profit........................................................          125,908            104,846            107,334
Selling expenses....................................................           52,291             48,331             47,400
General and administrative expenses.................................           31,730             25,026             26,611
Restructuring charges...............................................              910              1,239              3,697
Write-off/amortization of intangibles...............................              312                383              4,246
                                                                     -----------------------------------------------------------
Income from operations..............................................           40,665             29,867             25,380
Interest and debt expense...........................................           27,620             28,856             32,008
Other income, net...................................................           (5,218)            (4,191)            (2,149)
                                                                     -----------------------------------------------------------
Income (loss) from continuing operations before
   income tax expense and cumulative effect of
   accounting change................................................           18,263              5,202             (4,479)
Income tax expense..................................................            2,196              4,009              1,532
                                                                     -----------------------------------------------------------
Income (loss) from continuing operations before
   cumulative effect of accounting change...........................           16,067              1,193             (6,011)
Income from discontinued operations.................................              643                  -                  -
                                                                     -----------------------------------------------------------
Net income (loss) before cumulative effect of
   accounting change................................................           16,710              1,193             (6,011)
Cumulative effect of change in accounting principle.................                -                  -             (8,000)
                                                                     -----------------------------------------------------------
Net income (loss)...................................................    $      16,710      $       1,193      $     (14,011)
                                                                     ===========================================================


Average basic shares outstanding....................................           14,594             14,553             14,496
Average diluted shares outstanding..................................           14,803             14,554             14,496
Basic income (loss) per share:
     Income (loss) from continuing operations.......................    $        1.10      $        0.08      $       (0.42)
     Income from discontinued operations............................             0.04                  -                  -
     Cumulative effect of accounting change.........................                -                  -              (0.55)
                                                                     -----------------------------------------------------------
     Basic income (loss) per share..................................    $        1.14      $        0.08      $       (0.97)
                                                                     ===========================================================

Diluted income (loss) per share:
     Income (loss) from continuing operations.......................    $        1.09      $        0.08      $       (0.42)
     Income from discontinued operations............................             0.04                  -                  -
     Cumulative effect of accounting change.........................                -                  -              (0.55)
                                                                     -----------------------------------------------------------
     Diluted income (loss) per share................................    $        1.13      $        0.08      $       (0.97)
                                                                     ===========================================================



                             See accompanying notes.


                                                   COLUMBUS MCKINNON CORPORATION
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      COMMON     ADDI-                                          ACCUMULATED
                                      STOCK      TIONAL                   ESOP      UNEARNED       OTHER         TOTAL
                                      ($.01     PAID-IN    ACCUMULATED    DEBT     RESTRICTED  COMPREHENSIVE  SHAREHOLDERS'
                                    PAR VALUE)  CAPITAL      DEFICIT   GUARANTEE     STOCK     (LOSS) INCOME     EQUITY
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2002..........   $    149   $104,920   $ (12,536)  $   (6,514)  $   (414)   $    (13,994)  $  71,611
Comprehensive loss:
Net loss 2003......................         --         --     (14,011)          --        --               --     (14,011)
Change in foreign currency
  Translation adjustment...........         --         --          --           --        --            7,453       7,453
Net unrealized loss on
investments, net                            --         --          --           --        --           (2,411)     (2,411)
  of tax benefit of $1,564.........
Net change in unrealized loss
  on derivatives qualifying as
  hedges, net of tax of $155.......         --         --          --           --        --              233         233
Change in minimum pension
  liability adjustment, net of
  tax benefit of $7,115............         --         --          --           --        --          (10,671)    (10,671)
                                                                                                                ---------
Total comprehensive loss..........                                                                                (19,407)
Earned 61,003 ESOP shares..........         --       (464)         --          805        --               --         341
Earned portion and adjustment of
    restricted shares..............         --        (44)         --           --        206              --         162
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2003..........   $    149   $104,412   $ (26,547)  $   (5,709)  $   (208)   $    (19,390)  $  52,707
Comprehensive income:
Net income 2004....................         --         --       1,193           --        --               --       1,193
Change in foreign currency
  translation adjustment...........         --         --          --           --        --            6,389       6,389
Net unrealized gain on
investments, net                            --         --          --           --        --            1,706       1,706
  of tax of $918...................
Net change in unrealized loss
  on derivatives qualifying as
  hedges, net of tax of $127.......         --         --          --           --        --              191         191
Change in minimum pension
  liability adjustment, net of
  tax of $352......................         --         --          --           --        --              528         528
                                                                                                                ---------
Total comprehensive income........                                                                                 10,007
Earned 37,049 ESOP shares..........         --       (393)         --          593        --               --         200
Earned portion and adjustment of
    restricted shares..............         --       (105)         --           --        169              --          64
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2004..........   $    149   $103,914   $ (25,354)  $   (5,116)  $    (39)   $    (10,576)  $  62,978
Comprehensive income:
Net income 2005....................         --         --      16,710           --        --               --      16,710
Change in foreign currency
  translation adjustment...........         --         --          --           --        --            2,830       2,830
Net unrealized loss on
investments, net                            --         --          --           --        --             (131)       (131)
  of tax benefit of $70............
Change in minimum pension
  liability adjustment, net of
  tax benefit of $27...............         --         --          --           --        --           (1,379)     (1,379)
                                                                                                                ----------
Total comprehensive income........                                                                                 18,030
Earned 35,108 ESOP shares..........         --       (266)         --          562        --               --         296
Stock options exercised, 52,000             --        428          --           --        --               --         428
shares.............................
Earned portion of restricted shares         --          2          --           --         33              --          35
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2005..........   $    149   $104,078   $  (8,644)  $   (4,554)  $     (6)   $     (9,256)  $  81,767
                                    ========================================================================================


                             See accompanying notes.


                                                   COLUMBUS MCKINNON CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          --------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                          --------------------------------------------------

                                                                                  2005              2004           2003
                                                                                  ----              ----           ----
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Income (loss) from continuing operations.................................    $     16,067      $      1,193    $    (6,011)
Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by operating activities:
     Depreciation and amortization.......................................           9,171            10,126         14,803
     Deferred income taxes...............................................            (971)            6,413           (713)
     Loss on divestitures................................................             330             3,875          1,357
     Gain on sale of real estate/investments.............................          (4,632)           (5,143)        (1,949)
     Loss (gain) on early retirement of 2008 bonds.......................              40            (5,590)            --
     Amortization/write-off of deferred financing costs..................           1,575             6,613          3,696
     Other...............................................................             --                 67         (1,045)
     Changes in operating assets and liabilities
        net of effects of business divestitures:
          Trade accounts receivable and  unbilled revenues...............          (6,896)            1,140         (1,214)
          Inventories....................................................          (6,834)            8,351         11,379
          Prepaid expenses...............................................           1,796            (1,332)        (2,891)
          Other assets...................................................              10              (181)         3,915
          Trade accounts payable.........................................           3,192              (976)        (4,820)
          Accrued and non-current liabilities............................           4,313             1,813         (2,328)
                                                                          --------------------------------------------------
Net cash provided by operating activities of continuing operations.......          17,161            26,369         14,179
                                                                          --------------------------------------------------
INVESTING ACTIVITIES:
Sale (purchase) of marketable securities, net............................           1,314               110           (672)
Capital expenditures.....................................................          (5,925)           (3,619)        (5,040)
Proceeds from sale of businesses and surplus real estate.................           6,742             4,015         17,262
Proceeds from sale of property, plant, and equipment.....................              --               387            --
Proceeds from net assets held for sale...................................             375             3,376          4,418
                                                                          --------------------------------------------------
Net cash provided by investing activities of continuing operations.......           2,506             4,269         15,968
                                                                          --------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock...................................             428               --              --
Payments under revolving line-of-credit agreements.......................        (345,664)         (332,218)      (282,211)
Borrowings under revolving line-of-credit agreements.....................         344,541           325,326        249,081
Repayment of debt........................................................         (21,745)         (125,764)        (1,395)
Proceeds from issuance of long-term debt.................................             --            115,000             --
Payment of deferred financing costs......................................             (24)           (4,432)        (8,188)
Change in ESOP debt guarantee............................................             562               593            805
                                                                          --------------------------------------------------
Net cash used in financing activities of continuing operations...........         (21,902)          (21,495)       (41,908)
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................             (30)               15            132
                                                                          --------------------------------------------------
Net cash (used in) provided by continuing operations.....................          (2,265)            9,158        (11,629)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS.............................             643                 -            504
                                                                          --------------------------------------------------
Net change in cash and cash equivalents..................................          (1,622)            9,158        (11,125)
Cash and cash equivalents at beginning of year...........................          11,101             1,943         13,068
                                                                          --------------------------------------------------
Cash and cash equivalents at end of year.................................    $      9,479      $     11,101    $     1,943
                                                                          ==================================================
Supplementary cash flows data:
     Interest paid.......................................................    $     28,133      $     30,002    $    30,867
     Income taxes paid (received), net...................................    $      2,029      $     (9,683)   $    (4,197)




                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.    DESCRIPTION OF BUSINESS

Columbus McKinnon Corporation (the Company) is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets. During fiscal 2005, approximately 63% of sales were to customers in the United States.


2.    ACCOUNTING PRINCIPLES AND PRACTICES


   ADVERTISING

      Costs associated with advertising are expensed in the year incurred and are included in selling expense in the statement of operations. Advertising expenses were $2,521,000, $2,406,000, and $2,932,000 in fiscal 2005, 2004, and
2003, respectively.

   CASH AND CASH EQUIVALENTS

      The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   CONCENTRATIONS OF LABOR

     Approximately 22% of the Company's employees are represented by seven separate domestic and Canadian collective bargaining agreements which terminate at various times between September 2005 and March 2008. Approximately 3% of the labor force is covered by a collective bargaining agreement that will expire within one year.

   CONSOLIDATION

      These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

   DERIVATIVES AND FINANCIAL INSTRUMENTS

      Derivative instruments held by the Company that have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements are designated as hedges. Accordingly, gains and losses from changes in derivatives fair values are deferred until the underlying transaction occurs at which point they are then recognized in the statement of operations. When derivatives are not designated as hedges, the gains and losses from changes in fair value are recorded currently in the statement of operations. All derivates are carried at fair value in the balance sheet. The fair values of derivatives are determined by reference to quoted market prices. The Company's use of derivative instruments has historically been limited to cash flow hedges of certain interest rate risks.

      The carrying value of the Company's current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments. For the fair value of the Company's marketable securities and debt instruments, see Notes 6 and 10, respectively.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    FOREIGN CURRENCY TRANSLATIONS

      The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive income (loss) in the shareholders' equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business. Gains and losses from foreign currency transactions are reported in other income, net. There was an approximate $0.2 million gain and $0.6 million and $0.8 million losses on transactions with foreign subsidiaries in fiscal 2005, 2004 and fiscal 2003, respectively.

   GOODWILL

      On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed for impairment on an annual basis, or more frequently if indicators of impairment exist, at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units. As a result of adopting SFAS No. 142, the Company ceased amortization of goodwill beginning April 1, 2002. See Note 8 for further discussion of goodwill and intangible assets.

   INVENTORIES

      Inventories  are  valued  at  the  lower  of  cost  or  market.   Cost  of
approximately 57% of inventories at March 31, 2005 (55% in 2004) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

   MARKETABLE SECURITIES

      All of the Company's marketable securities, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within shareholders' equity unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the statement of operations within other income and expense, net. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in other income, net in the consolidated statements of operations.

      The marketable securities are carried as long-term assets since they are held for the settlement of the Company's general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   NET ASSETS HELD FOR SALE

      At March 31, 2005 and 2004, net assets held for sale includes $0 and $2,790,000, respectively. During fiscal 2005, one property was sold at a gain of $2,586,000 which is included under the caption other income, net. Another property was reclassified as held and used in accordance with FAS No. 144, based on the determination that the sale of the property is not expected to qualify for recognition as a completed sale within one year.

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

   RESEARCH AND DEVELOPMENT

      Research and development costs as defined in FAS No. 2, for the years ended March 31, 2005, 2004 and 2003 were $1,289,000, $1,625,000 and $1,239,000, respectively and are classified as general and administrative expense in the statement of operations.

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

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    SALE-LEASEBACK TRANSACTIONS

      On January 28, 2005, the Company sold its corporate headquarters property and has entered into a leaseback for a portion of the facility under a 10-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $2.7 million and the gain on the transaction was $2.2 million. Of the total gain, $1.0 million was recognized in 2005 under the caption other income, and $1.2 million was deferred and will be recognized as income over the 10-year leaseback period. Additionally, $0.5 million of non-cash value (rent abatement) will be recognized on a straight-line basis as lower operating expenses over the 10-year leaseback period.

   SHIPPING AND HANDLING COSTS

      Shipping and handling costs are a component of cost of products sold.

    STOCK-BASED COMPENSATION

      At March 31, 2005, the Company has two stock-based employee compensation plans in effect, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                  -----------------------------------------------
                                                                               YEAR ENDED MARCH 31,
                                                                  -----------------------------------------------
                                                                         2005            2004           2003
                                                                  -----------------------------------------------
  Net income (loss), as reported..............................     $    16,710    $     1,193      $   (14,011)
     Deduct: Total stock based employee compensation
     expenses determined under fair value based method
     for all awards, net of related tax effects...............          (1,135)          (504)          (1,019)
                                                                  -----------------------------------------------
     Net income (loss), pro forma.............................     $    15,575    $       689      $   (15,030)
                                                                  ===============================================

  Basic income (loss) per share:
     As reported..............................................     $      1.14    $      0.08      $     (0.97)
                                                                  ===============================================
     Pro forma................................................     $      1.07    $      0.05      $     (1.04)
                                                                  ===============================================

  Diluted income (loss) per share:
     As reported..............................................     $      1.13    $      0.08      $     (0.97)
                                                                  ===============================================
     Pro forma................................................     $      1.05    $      0.05      $     (1.04)
                                                                  ===============================================

   USE OF ESTIMATES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    WARRANTIES

      The Company offers warranties for certain of the products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim.

      Changes in the Company's product warranty accrual are as follows:

                                               ---------------------------
                                                         MARCH 31,
                                               ---------------------------
                                                   2005           2004
                                                   ----           ----
          Balance at beginning of year.......  $    889       $    482
          Accrual for warranties issued......     2,475          2,634
          Warranties settled.................    (2,532)        (2,227)
                                               ---------------------------
          Balance at end of year.............  $    832      $     889
                                               ===========================


3.    DISCONTINUED OPERATIONS

      In May 2002, the Company sold substantially all of the assets of Automatic Systems, Inc. (ASI). The ASI business was the principal business unit in the Company's former Solutions - Automotive segment. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable at a rate of $214,000 per quarter over 8 years beginning August 2004. Due to the uncertainty surrounding the financial viability of the new organization, the note has been recorded at the estimated net realizable value of $0. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. All interest and principal payments required under the note have been made to date.


4.    UNBILLED REVENUES AND EXCESS BILLINGS

                                                           ---------------------
                                                                 MARCH 31,
                                                           ---------------------
                                                               2005       2004
                                                               ----       ----
       Costs incurred on uncompleted contracts.........    $  34,154   $  23,891
       Estimated earnings..............................       11,498       8,339
                                                           ---------------------
       Revenues earned to date.........................       45,652      32,230
       Less billings to date...........................       37,133      27,681
                                                           ---------------------
                                                           $   8,519   $   4,549
                                                           =====================

The net amounts above are included in the consolidated balance sheets under the following captions:

                                                          ----------------------
                                                                    MARCH 31,
                                                          ----------------------
                                                              2005        2004
                                                              ----        ----
     Unbilled revenues.................................   $   8,848    $  5,160
     Accrued liabilities...............................        (329)       (611)
                                                          ----------------------
                                                          $   8,519    $  4,549
                                                          ======================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5.    INVENTORIES

      Inventories consisted of the following:

                                                --------------------------------
                                                           MARCH 31,
                                                --------------------------------
                                                     2005             2004
                                                     ----             ----
     At cost--FIFO basis:
          Raw materials.......................  $    42,283     $     34,657
          Work-in-process.....................       10,238           10,169
          Finished goods......................       35,800           31,205
                                                --------------------------------
                                                     88,321           76,031
     LIFO cost less than FIFO cost............      (10,695)          (6,912)
                                                --------------------------------
     Net inventories..........................  $    77,626      $    69,119
                                                ================================


6.    MARKETABLE SECURITIES

Marketable securities are held for the settlement of the Company's general and products liability insurance claims filed through the Company's subsidiary, CM Insurance Company, Inc. (see Notes 2 and 15). On a quarterly basis, we review our marketable securities for declines in market value that may be considered other than temporary. We consider market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost.

      The following is a summary of available-for-sale securities at March 31, 2005:

                                                                              GROSS           GROSS        ESTIMATED
                                                                            UNREALIZED     UNREALIZED        FAIR
                                                                COST          GAINS          LOSSES          VALUE
                                                            ------------------------------------------------------------
     Government securities................................     $    7,967    $       251     $        -    $     8,218
     Equity securities....................................         14,751          2,076            430         16,397
                                                            ------------------------------------------------------------
                                                               $   22,718    $     2,327     $      430    $    24,615
                                                            ============================================================

      As of March 31, 2005, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $280,000 for the year ended March 31, 2005, classified within other income, net. The above schedule reflects the reduced cost bases.

      The aggregate fair value of investments and unrealized losses on available for sale securities in an unrealized loss position at March 31, 2005 are as follows:

                                                                                  AGGREGATE            UNREALIZED
                                                                                 FAIR VALUE              LOSSES
                                                                           ---------------------------------------------

      Equity securities in a loss position for less than 12 months              $     2,553           $       259
      Equity securities in a loss position for more than 12 months                    1,413                   171
                                                                           ---------------------------------------------
                                                                                $     3,966           $       430
                                                                           =============================================

      The net gain or (loss) related to sales of marketable securities totaled $706,000 $1,861,000 and $(478,000) in fiscal 2005, 2004 and 2003, respectively.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      The following is a summary of available-for-sale securities at March 31, 2004:

                                                                              GROSS           GROSS        ESTIMATED
                                                                            UNREALIZED     UNREALIZED        FAIR
                                                                COST          GAINS          LOSSES          VALUE
                                                            ------------------------------------------------------------
     Government securities................................     $    6,874    $       440     $        -    $     7,314
     Equity securities....................................         16,383          1,929            271         18,041
                                                            ------------------------------------------------------------
                                                               $   23,257    $     2,369     $      271    $    25,355
                                                            ============================================================

      As of March 31, 2004, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of
$110,000  and   $2,189,000  for  the  years  ended  March  31,  2004  and  2003, respectively, classified within other income, net. The above schedule reflects the reduced cost bases.

     The amortized cost and estimated fair value of debt and equity securities at March 31, 2005, by contractual maturity, are shown below:

                                                                   ESTIMATED
                                                                     FAIR
                                                      COST           VALUE
                                                 -------------------------------
     Due in one year or less..............           $    3,706  $       3,704
     Due in one to five years.............                1,287          1,326
     Due in five to ten years.............                2,353          2,511
     Due after ten years..................                  621            677
                                                 -------------------------------
                                                          7,967          8,218
     Equity securities....................               14,751         16,397
                                                 -------------------------------
                                                     $   22,718  $      24,615
                                                 ===============================

      Net unrealized gain included in the balance sheet amounted to $1,897,000 at March 31, 2005 and $2,098,000 at March 31, 2004. The amounts, net of related income taxes of $664,000 and $734,000 at March 31, 2005 and 2004, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders' equity.


7.    PROPERTY, PLANT, AND EQUIPMENT

      Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                                          ------------------------------
                                                                                                   MARCH 31,
                                                                                          ------------------------------
                                                                                               2005           2004
                                                                                               ----           ----
     Land and land improvements.........................................................    $   5,183      $   5,554
     Buildings..........................................................................       33,991         32,541
     Machinery, equipment, and leasehold improvements...................................       99,147         96,809
     Construction in progress...........................................................        2,089          1,509
                                                                                          ------------------------------
                                                                                              140,410        136,413
     Less accumulated depreciation......................................................       83,173         77,640
                                                                                          ------------------------------
     Net property, plant, and equipment.................................................    $  57,237      $  58,773
                                                                                          ==============================

      Depreciation   expense  from   continuing   operations   was   $8,859,000,
$9,743,000,  and  $10,557,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.    GOODWILL AND INTANGIBLE ASSETS

      As discussed in Note 2, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed for impairment on an annual basis, or more frequently if indicators of impairment exist, at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units.

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

      During the fourth quarter of fiscal 2003, the Company performed its annual impairment review. Based on a decline in the performance of the Duff Norton Group reporting unit, operating profits and cash flows were lower than expected in Fiscal 2003. Based on that trend, the earnings forecast for the next five years was revised. The Company recorded a $4,000,000 charge for impairment related to our Duff Norton Group reporting unit. This was recorded as a component of operating income in the accompanying consolidated statement of operations as part of write-off/amortization of intangibles. The fair value of the Duff Norton Group reporting unit was estimated using the expected present value of future cash flows.

      The impairment charge is non-cash in nature and did not affect the Company's liquidity or result in non-compliance with respect to any debt covenants contained in the Company's credit facilities.

      No impairment charges were recorded during fiscal 2005 or 2004.

      A summary of changes in goodwill during the years ended March 31, 2005 and 2004 by business segment is as follows:

                                                                 PRODUCTS         SOLUTIONS            TOTAL
                                                             ------------------------------------------------------
    Balance at March 31, 2003................................. $   184,921       $         -       $   184,921
    Currency translation...................................            725                 -               725
    Divestitures...........................................           (652)                -              (652)
                                                             ----------------- ----------------- ------------------
    Balance at March 31, 2004................................. $   184,994       $         -       $   184,994
    Currency translation...................................            449                 -               449
                                                             ----------------- ----------------- ------------------
    Balance at March 31, 2005................................. $   185,443       $         -       $   185,443
                                                             ================= ================= ==================

      No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Other intangibles, net consists of the following:

                                              ----------------------------------
                                                           MARCH 31,
                                              ----------------------------------
                                                    2005               2004
                                                    ----               ----
     Intangible pension assets............... $       1,537     $       1,320
     Patents and other, net..................           305               428
                                              ----------------------------------
     Other intangibles, net.................. $       1,842     $       1,748
                                              ==================================

      Only the patents and other, net is subject to amortization. Based on the current amount of patents and other, net, the estimated amortization expense for each of the succeeding five years is expected to be $108,000, $86,000, $60,000, $36,000, and 14,000, respectively.


9.    ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

      Consolidated accrued liabilities of the Company consisted the following:

                                                         -----------------------
                                                                  MARCH 31,
                                                         -----------------------
                                                             2005         2004
                                                             ----         ----
     Accrued payroll.................................... $   15,895   $   10,188
     Accrued pension cost...............................      4,325        7,869
     Interest payable...................................      8,097        8,970
     Accrued workers compensation.......................      6,093        5,220
     Accrued income taxes payable.......................      4,237        4,062
     Accrued postretirement benefit obligation..........      2,100        2,250
     Accrued health insurance...........................      2,550        2,100
     Other accrued liabilities..........................      8,665        7,757
                                                         -----------------------
                                                         $   51,962   $   48,416
                                                         =======================


      Consolidated other non-current liabilities of the Company consisted the following:

                                                         -----------------------
                                                                   MARCH 31,
                                                         -----------------------
                                                             2005         2004
                                                             ----         ----
     Accumulated postretirement benefit obligation...... $    5,273   $    5,840
     Accrued general and product liability costs........     16,094       15,930
     Accrued pension cost...............................     18,637       14,591
     Other non-current liabilities......................      2,365        1,561
                                                         -----------------------
                                                         $   42,369   $   37,922
                                                         =======================

                          COLUMBUS MCKINNON CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10.    DEBT

      Consolidated debt of the Company consisted of the following:

                                                                                          --------------------------------
                                                                                                    MARCH 31,
                                                                                          --------------------------------
                                                                                               2005            2004
                                                                                               ----            ----
     Revolving Credit Facility due March 31, 2007........................................   $          -    $          -
     Term Loan to be repaid April 29, 2005...............................................          5,819           7,821
     10% Senior Secured Notes due August 1, 2010  with interest
        payable in semi-annual installments .............................................        115,000         115,000
     Other senior debt...................................................................            735             987
                                                                                          --------------------------------
     Total senior debt...................................................................        121,554         123,808
     8 1/2% Senior Subordinated Notes due March 31, 2008 with interest payable in semi-annual installments at 8.45% effective rate, recorded
        net of unamortized discount of $127 ($169 at March 31, 2004).....................        144,548         164,131
                                                                                          --------------------------------
     Total...............................................................................        266,102         287,939
     Less current portion................................................................          5,819           2,205
                                                                                          --------------------------------
                                                                                            $    260,283    $    285,734
                                                                                          ================================

      On November 21, 2002, the Company refinanced its credit facilities. The arrangement consisted of a Revolving Credit Facility, a Term Loan, and a Senior Second Secured Term Loan. The Senior Second Secured Term Loan was refinanced as described below. On April 29, 2005, the Company amended its credit facilities. As a result of the amendment, the Term Loan was repaid in its entirety.

      The Revolving Credit Facility was amended to provide availability up to a maximum of $65 million. Prior to the amendment, the Revolving Credit Facility provided availability up to a maximum of $50 million. Availability based on the underlying collateral at March 31, 2005 amounted to $50 million. The unused Revolving Credit Facility totaled $39.4 million, net of outstanding borrowings of $0.0 million and outstanding letters of credit of $10.6 million. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 225 or 100 basis points, respectively, at March, 31, 2005. Effective Apirl 29, 2005, the amended credit facility would have interest payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 175 or 50 basis points, respectively, at March 31, 2005. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

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

      As noted above, the Senior Second Secured Term loan was repaid in its entirety on July 22, 2003. In accordance with the terms of the agreement, since the loan was repaid prior to the first anniversary date, the payment of certain accrued interest was waived. As a result, $1.1 million of accrued interest expense was reversed in fiscal 2004 and is reflected as a reduction of interest expense.

      The redemption in fiscal 2004 of the 8 1/2% Senior Subordinated Notes occurred at a discount resulting in a $5.6 million pre-tax gain on early extinguishment of debt. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, $4.9 million of pre-tax deferred financing costs were written-off in fiscal 2004. The net effect of these two items, a $0.7 million pre-tax gain, is shown as part of other income, net.

      The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and a restriction on dividend payments, with which the Company was in compliance as of March 31, 2005.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

      In August 2003, the Company entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010. This interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain. The swap was terminated in January 2004 and a pre-tax gain of $1.9 million was recognized as other income as a result of changes in the fair value of the swap.


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

      Provisions of the 10% Senior Secured Notes (10% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 10% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 10% Notes agreement) to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require the Company to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. The 10% Notes are also secured, in a second lien position, by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

      The carrying amount of the Company's revolving credit facility and term loan approximates the fair value based on current market rates. The Company's Senior Secured Notes and Senior Subordinated Notes have an approximate fair market value of $122,187,000 and $143,952,000, respectively, based on quoted market prices, the total of which is more than their aggregate carrying amount of $259,548,000.

      The principal payments scheduled to be made as of March 31, 2005 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):


        2006                           $       5,819
        2007                                     177
        2008                                 144,699
        2009                                      99
        2010                                      36

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11.    RETIREMENT PLANS

      The Company provides defined benefit pension plans to certain employees. The Company uses December 31 as the measurement date for all of its pension plans. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

                                                                                        ----------------------------------
                                                                                                   MARCH 31,
                                                                                        ----------------------------------
                                                                                              2005            2004
                                                                                              ----            ----
     Change in benefit obligation:
          Benefit obligation at beginning of year......................................    $   110,865      $    96,562
          Service cost.................................................................          4,285            3,921
          Interest cost................................................................          6,718            6,711
            Actuarial loss.............................................................          2,888            7,846
          Benefits paid................................................................         (4,410)          (4,248)
          Foreign exchange rate changes................................................            288               73
                                                                                        ----------------------------------
          Benefit obligation at end of year............................................    $   120,634      $   110,865
                                                                                        ==================================

     Change in plan assets:
          Fair value of plan assets at beginning of year...............................    $    80,564      $    65,428
          Actual gain (loss) on plan assets............................................          5,251            9,725
          Employer contribution........................................................          9,673            9,597
          Benefits paid................................................................         (4,411)          (4,248)
          Foreign exchange rate changes................................................            246               62
                                                                                        ----------------------------------
          Fair value of plan assets at end of year.....................................    $    91,323      $    80,564
                                                                                        ==================================

          Funded status ...............................................................    $   (29,311)     $   (30,301)
          Unrecognized actuarial loss..................................................         29,744           29,829
          Unrecognized prior service cost..............................................          1,537            1,320
                                                                                        ----------------------------------
          Net amount recognized........................................................    $     1,970      $       848
                                                                                        ==================================

      Amounts recognized in the consolidated balance sheets are as follows:
                                                                                        ----------------------------------
                                                                                                   MARCH 31,
                                                                                        ----------------------------------
                                                                                              2005            2004
                                                                                              ----            ----
          Intangible asset.............................................................    $     1,537      $     1,320
          Accrued liabilities..........................................................         (4,325)          (7,869)
          Other non-current liabilities................................................        (18,637)         (14,591)
          Deferred tax effect of accumulated other comprehensive loss..................          8,823            8,795
          Accumulated other comprehensive loss.........................................         14,572           13,193
                                                                                        ----------------------------------
          Net amount recognized........................................................    $     1,970      $       848
                                                                                        ==================================

      Net periodic pension cost included the following components:

                                                                           ------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                           ------------------------------------------------
                                                                                 2005            2004           2003
                                                                                 ----            ----           ----
     Service costs--benefits earned during the period......................    $    4,285       $    3,921     $    3,760
     Interest cost on projected benefit obligation........................         6,719            6,711          6,294
     Expected return on plan assets.......................................        (6,666)          (5,404)        (6,026)
     Net amortization.....................................................         4,033            1,978            299
                                                                           ------------------------------------------------
     Net periodic pension cost............................................    $    8,371       $    7,206     $    4,327
                                                                           ================================================

      The fiscal 2005 pension expense includes a one-time, non-cash charge of $2,037,000 relating to a defined benefit plan at one of our foreign operations.

      The accumulated benefit obligation for all defined benefit plans was $113,486,000 and $102,528,000 as of March 31, 2005 and 2004, respectively.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:
                                               --------------------------------
                                                          MARCH 31,
                                               --------------------------------

                                                      2005             2004
                                                      ----             ----
          Projected benefit obligation........    $   120,634      $   110,865
          Fair value of plan assets...........         91,323           80,564

      Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:
                                               --------------------------------
                                                          MARCH 31,
                                               --------------------------------

                                                      2005             2004
                                                      ----             ----
          Accumulated benefit obligation......    $   113,486      $   102,528
          Fair value of plan assets...........         91,323           80,564

      Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

      The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year (with the exception of the expected long-term rate of return for fiscal 2006 as noted below):

                                                                                  MARCH 31,
                                                            --------------------------------------------------------
                                                                2005          2004          2003          2002
                                                            --------------------------------------------------------
     Discount rate........................................       6.00%        6.25%          6.75%         7.25%
     Expected long-term rate of return on plan assets.....       8.25         8.40           8.50          8.88
     Rate of compensation increase........................       4.00         4.00           4.00          4.00

      The expected long-term rate of return on plan assets for determination of the net periodic pension cost for fiscal 2006 will be 7.5%. The expected rate of return on plan asset assumptions are determined considering historical averages and real returns on each asset class.

      The Company's retirement plan target and actual asset allocations are as follows:
                                                   MARCH 31,
                             --------------------------------------------------
                                TARGET                       ACTUAL
                             --------------       -----------------------------
                                 2006                  2005          2004
                             --------------       -----------------------------
     Equity securities......       70%                   55%           55%
     Fixed income...........       30                    45            45
                             --------------       -----------------------------
     Total plan assets......      100%                  100%          100%
                             ==============       =============================

      The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of the S&P 500 and an aggregate bond fund. The shift to the targeted allocation is the result of management's re-evaluation of its investment allocation. The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts to be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2006.

      The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute $4,491,000 to its pension plans in fiscal 2006.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Information about the expected benefit payments for the Company's defined benefit plans is as follows:


        2006                           $      4,692
        2007                                  5,010
        2008                                  6,265
        2009                                  5,977
        2010                                  6,541
        2011-2015                            42,592

      The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $673,000, $635,000 and $1,430,000 for the years ended March 31, 2005, 2004 and 2003, respectively.


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

      Substantially all of the Company's domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $296,000, $200,000 and $341,000 in fiscal 2005, 2004 and 2003, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

      At  March  31,  2005  and  2004,  795,791  and  836,949  of  ESOP  shares, respectively, were allocated or available to be allocated to participants' accounts. At March 31, 2005 and 2004, 284,695 and 319,802 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

      The fair market value of unearned ESOP shares at March 31, 2005 amounted to $3,878,000.


13.    POSTRETIREMENT BENEFIT OBLIGATION

      The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to certain domestic retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("Medicare Act"). In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Medicare Act on postretirement plans that provide prescription drug benefits. The Medicare Act also requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods - retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FAS 106-2 and apply the prospective transition method in the second quarter of fiscal 2005. The accumulated post retirement benefit obligation decreased $2,339,000 as of July 4, 2004 and net periodic postretirement benefit cost decreased by $225,000 for fiscal 2005.

      The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following sets forth a reconciliation of benefit obligations and the funded status of the plan:

                                                                                    ----------------------------------
                                                                                               MARCH 31,
                                                                                    ----------------------------------
                                                                                           2005            2004
                                                                                           ----            ----
     Change in benefit obligation:
          Benefit obligation at beginning of year..................................    $    15,984     $    13,800
          Service cost.............................................................             17              11
          Interest cost............................................................            834             869
          Amendment................................................................         (2,339)              -
          Actuarial loss...........................................................            460           3,692
          Benefits paid............................................................         (2,029)         (2,388)
                                                                                    ----------------------------------
             Benefit obligation at end of year.....................................    $    12,927     $    15,984
                                                                                    ==================================

          Funded status ...........................................................    $   (12,927)    $   (15,984)
          Unrecognized actuarial loss..............................................          5,554           7,894
                                                                                    ----------------------------------
          Net amount recognized in accrued and other non-current liabilities.......    $    (7,373)    $    (8,090)
                                                                                    ==================================

      Net periodic postretirement benefit cost included the following:

                                                                              ----------------------------------------
                                                                                       YEAR ENDED MARCH 31,
                                                                              ----------------------------------------
                                                                                  2005         2004         2003
                                                                                  ----         ----         ----
     Service cost--benefits attributed to service during the period...........    $   17       $   11       $   13
     Interest cost...........................................................        834          869          832
     Amortization of prior service gain......................................          -         (153)        (154)
     Amortization of plan net losses.........................................        460          643          209
                                                                              ----------------------------------------
          Net periodic postretirement benefit cost...........................     $1,311       $1,370       $  900
                                                                              ========================================

      For measurement purposes, healthcare costs were assumed to increase 93/4% in fiscal 2006, grading down over time to 5% in seven years. The discount rate used in determining the accumulated postretirement benefit obligation was 6.00% and 6.25% as of March 31, 2005 and 2004, respectively.


      Information   about  the  expected  benefit  payments  for  the  Company's postretirement health benefit plans is as follows:

        2006                           $       1,822
        2007                                   1,683
        2008                                   1,588
        2009                                   1,441
        2010                                   1,311
        2011-2015                              5,503

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                               ONE PERCENTAGE        ONE PERCENTAGE
                                                                               POINT INCREASE        POINT DECREASE
                                                                           ---------------------------------------------
          Effect on total of service and interest cost components.........          $      42           $     (43)
          Effect on postretirement obligation.............................                591                (539)


14. EARNINGS PER SHARE AND STOCK PLANS

   EARNINGS PER SHARE

      The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of stock options. The effect of dilutive employee stock options has not been included for the year ended March 31, 2003 since this would be antidilutive as a result of the Company's net losses.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                      -----------------------------------------------------
                                                                                           YEAR ENDED MARCH 31,
                                                                      -----------------------------------------------------
                                                                            2005             2004              2003
                                                                            ----             ----              ----
     Numerator for basic and diluted earnings per share:
        Income (loss) from continuing operations.....................   $       16,067   $        1,193    $       (6,011)
        Income from discontinued operations..........................              643                -                 -
        Loss from cumulative effect of change in
          accounting principle.......................................                -                -            (8,000)
                                                                      -----------------------------------------------------
          Net income (loss) .........................................   $       16,710   $        1,193    $      (14,011)
                                                                      =====================================================

     Denominators:
        Weighted-average common stock outstanding--
          denominator for basic EPS..................................           14,594           14,553            14,496
        Effect of dilutive employee stock options....................              209                1                --
                                                                      -----------------------------------------------------
        Adjusted weighted-average common stock
          outstanding and assumed conversions--
          denominator for diluted EPS................................           14,803           14,554            14,496
                                                                      =====================================================


      The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 12).

   STOCK PLANS

      The Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. As of March 31, 2005, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      A summary of option transactions during each of the three fiscal years in the period ended March 31, 2005 is as follows:

                                                                                                  WEIGHTED-AVERAGE
                                                                               SHARES              EXERCISE PRICE
                                                                      --------------------------------------------------
   Balance at March 31, 2002.......................................             1,406,160             $      14.34
      Cancelled....................................................               (94,410)                   18.31
                                                                      --------------------------------------------------
   Balance at March 31, 2003.......................................             1,311,750             $      14.05
      Granted......................................................                45,000                     6.92
      Cancelled....................................................              (126,900)                   14.28
                                                                      --------------------------------------------------
   Balance at March 31, 2004.......................................             1,229,850             $      13.77
      Granted......................................................               741,500                     6.41
         Exercised.................................................               (52,000)                    8.25
      Cancelled....................................................              (116,550)                   13.82
                                                                      --------------------------------------------------
   Balance at March 31, 2005.......................................             1,802,800             $      10.89
                                                                      ==================================================

      A summary of exercisable and available for grant options is as follows:

                                                                            ----------------------------------------------
                                                                                             YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                   2005           2004           2003
                                                                                   ----           ----           ----
     Exercisable at end of year............................................       926,050        851,425        653,887
     Available for grant at end of year....................................       127,700        752,650        670,750

      Exercise prices for options outstanding as of March 31, 2005, ranged from $5.46 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2005:

                                                                                                  WEIGHTED-AVERAGE
                                                    STOCK OPTIONS         WEIGHTED-AVERAGE     REMAINING CONTRACTUAL
           RANGE OF EXERCISE PRICES                  OUTSTANDING           EXERCISE PRICE               LIFE
           ------------------------                  -----------           --------------               ----
           Up to $10.00.....................            1,236,450           $    7.63                    7.9
          $10.01 to $20.00..................              261,750               14.51                    4.8
          $20.01 to $30.00..................              304,600               21.02                    4.0
                                               -------------------------------------------------------------------------
                                                        1,802,800           $   10.89                    6.8
                                               =========================================================================

      The following table provides certain information with respect to stock options exercisable at March 31, 2005:

                                                                            STOCK OPTIONS         WEIGHTED-AVERAGE
                      RANGE OF EXERCISE PRICES                               OUTSTANDING           EXERCISE PRICE
                      ------------------------                               -----------           --------------
           Up to $10.00............................................               442,200             $       9.88
          $10.01 to $20.00.........................................               179,250                    14.89
          $20.01 to $30.00.........................................               304,600                    21.02
                                                                           --------------             ------------
                                                                                  926,050             $      14.51
                                                                           ==============             ============

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

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. No options were granted in fiscal 2003. The fair value for issued options in fiscal 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  YEAR ENDED        YEAR ENDED
                                                MARCH 31, 2005    MARCH 31, 2004
                                               ---------------------------------
   Assumptions:
     Risk-free interest rate..................         4.9 %            4.5 %
     Dividend yield--Incentive Plan...........         0.0 %            0.0 %
     Volatility factor........................         0.569            0.567
     Expected life--Incentive Plan............       5 years          5 years

      The weighted-average fair value of options granted in 2005 and 2004 was $3.45 and $3.68 per share, respectively.

      The Company maintains a Restricted Stock Plan, under which the Company had 49,000 shares reserved for issuance at March 31, 2005 and 2004. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they are issued. It is then ratably amortized over the restricted period. Grantees who remain continuously employed with the Company become vested in their shares five years after the date of the grant. There were 1,000 shares issued during the year ended March 31, 2003. No shares were issued during the years ended March 31, 2005 or 2004.


15.    LOSS CONTINGENCIES

      GENERAL AND PRODUCT LIABILITY--$15,984,000 of the accrued general and product liability costs which are included in other non-current liabilities at March 31, 2005 ($15,810,000 at March 31, 2004) are the actuarial present value of estimated reserves based on an amount determined from loss reports and individual cases filed with the Company and an amount, based on experience, for losses incurred but not reported. The accrual in these consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry, between 4.82% and 8.37%, to the undiscounted reserves of $19,543,000 and $19,535,000 at March 31, 2005 and 2004, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 6).

      The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

                                                                 -------------------------------------------
                                                                             YEAR ENDED MARCH 31,
                                                                 -------------------------------------------
                                                                       2005          2004          2003
                                                                       ----          ----          ----
     Accrued general and product liability, beginning of year...    $ 15,930      $ 14,439      $ 16,013
     Add provision for claims...................................       5,780         5,398           447
     Deduct payments for claims.................................      (5,616)       (3,907)       (2,021)
                                                                 -------------------------------------------
     Accrued general and product liability, end of year.........    $ 16,094      $ 15,930      $ 14,439
                                                                 ===========================================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      The per occurrence limits on our self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company's coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2005.

      Along with other manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2006.

      Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

      Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2030 and March 31, 2081 to range between $4,200,000 and $16,700,000. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable is through March 31, 2030 and ranges from $4,200,000 to $5,500,000 as of March 31, 2005.
The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $4,800,000 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The increase in the recorded liability from the amount of $3,000,000 at March 31, 2004 is due to a change in actuarial parameters used to calculate required asbestos liability reserve levels. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $220,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


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

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      During fiscal 2005, the Company recorded restructuring costs of $910,000 related to various employee termination benefits and facility costs as a result of the continued closure, merging and reorganization of the Company. $600,000 and $300,000 of these costs are related to the Products and Solutions segments, respectively. The charges primarily relate to the maintenance of facilities being expensed on an as incurred basis in accordance with SFA No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities." As of March 31, 2005, the liability primarily consists of costs associated with the preparation and maintenance of a non-operating facility prior to disposal which were accrued prior to the adoption of SFAS No. 146. The Company has one facility that is completely closed and prepared for disposal. Due to changes in the real estate market and a reassessment of the fair value of the property, the asset was written-down by $300,000 during fiscal 2005. As a result of the uncertainty surrounding the ability to complete a sale within the next twelve months, it has also been reclassified from an asset held for sale to an asset held and used.

      During fiscal 2004, the Company recorded restructuring costs of $1,239,000 related to various employee termination benefits and facility costs as a result of the continued closure, merging and reorganization of the Company and completion of the two open projects from fiscal 2003. $800,000 and $400,000 of these costs are related to the Products and Solutions segments, respectively. Approximately 130 employees were terminated at the various facilities. As of March 31, 2004, the liability consisted of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."

      During fiscal 2003, the Company recorded restructuring costs of $3,697,000 million related to various employee termination benefits and facility costs as a result of the decision to close, merge or significantly reorganize five manufacturing facilities. Three of the five projects were completed as planned in the fourth quarter of 2003 while two others were completed in the second quarter of fiscal 2004. All of these costs are related to the Products segment, with the exception of approximately $100,000. Approximately 215 employees were to be terminated at the various facilities. As of March 31, 2003, approximately one half of the terminations had occurred with the remaining terminations completed in fiscal 2004. The liability as of March 31, 2003 consisted of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities".

      The following provides a reconciliation of the activity related to restructuring reserves:

                                                                                 ----------------------------------------
                                                                                   EMPLOYEE     FACILITY        TOTAL
                                                                                 ----------------------------------------
     Reserve at March 31, 2002 .................................................         650          299          949
     Fiscal 2003 restructuring charges..........................................       1,789        1,908        3,697
     Cash payments..............................................................      (1,517)        (298)      (1,815)
     Write-down of non-operating property.......................................           -         (500)        (500)
                                                                                 ----------------------------------------
     Reserve at March 31, 2003..................................................    $    922     $  1,409     $  2,331
     Fiscal 2004 restructuring charges..........................................       1,005          234        1,239
     Cash payments..............................................................      (1,766)      (1,243)      (3,009)
                                                                                 ----------------------------------------
     Reserve at March 31, 2004..................................................    $    161     $    400     $    561
     Fiscal 2005 restructuring charges..........................................          81          829          910
     Cash payments..............................................................        (226)        (801)      (1,027)
     Write-down of non-operating property.......................................           -         (300)        (300)
                                                                                 ----------------------------------------
     Reserve at March 31, 2005..................................................    $     16     $    128     $    144
                                                                                 ========================================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

17.    INCOME TAXES

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income tax expense and cumulative effect of accounting change. The sources and tax effects of the difference were as follows:

                                                                            ----------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                  2005           2004           2003
                                                                                  ----           ----           ----
     Expected tax at 35%...................................................   $     6,617    $     1,821    $    (1,568)
     State income taxes net of federal benefit.............................           363            614            715
     Nondeductible goodwill write-off/amortization.........................             -              -          1,398
     Foreign taxes (less) greater than statutory provision.................          (579)           905            632
     Benefit of worthless stock deduction..................................             -        (44,815)             -
     Research and development credit.......................................             -         (1,058)             -
     Valuation allowance...................................................        (4,435)        46,974          1,249
     Other.................................................................           230           (432)          (894)
                                                                            ----------------------------------------------
     Actual tax provision..................................................   $     2,196    $     4,009    $     1,532
                                                                            ==============================================

      The provision for income tax expense consisted of the following:
                                                                            ----------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                  2005           2004           2003
                                                                                  ----           ----           ----
     Current income tax expense (benefit):
          United States Federal............................................   $      (426)   $       147    $    (6,148)
          State taxes......................................................           559            928          1,099
          Foreign..........................................................         3,034          2,779          1,083
     Deferred income tax expense (benefit):
          United States....................................................             -            880          5,715
          Foreign..........................................................          (971)          (725)          (217)
                                                                            ----------------------------------------------
                                                                              $     2,196    $     4,009    $     1,532
                                                                            ==============================================

      The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes." The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                       -----------------------------------
                                                                                                    MARCH 31,
                                                                                       -----------------------------------
                                                                                              2005              2004
                                                                                              ----              ----
     Deferred tax assets:
        Net operating loss carryforwards..............................................    $     34,292      $     39,741
        Employee benefit plans........................................................           7,929             9,629
        Asset reserves................................................................           2,596             2,835
        Insurance reserves............................................................           6,558             5,022
        Accrued vacation and incentive costs..........................................           2,077             2,090
        Capital loss carryforwards....................................................             708               869
        Other.........................................................................           6,543             4,607
        Valuation allowance...........................................................         (43,788)          (48,223)
                                                                                       -----------------------------------
          Gross deferred tax assets                                                             16,915            16,570
                                                                                       -----------------------------------
     Deferred tax liabilities:
        Inventory reserves............................................................          (3,050)           (3,577)
        Property, plant, and equipment................................................          (4,321)           (4,908)
                                                                                       -----------------------------------
          Gross deferred tax liabilities..............................................          (7,371)           (8,485)
                                                                                       -----------------------------------
             Net deferred tax assets..................................................    $      9,544      $      8,085
                                                                                       ===================================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      As of March 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $97,977,000 and capital loss carryforwards of $2,024,000. The net operating loss carryforwards arose in fiscal 2004 primarily as a result of a worthless stock deduction taken on the Company's March 31, 2003 federal income tax return relating to the sale of substantially all of the assets of a domestic subsidiary. If not utilized, these carryforwards will expire in fiscal years 2023 and 2024. The capital losses arose from $1,119,000 of losses on the sale of the Company's marketable securities and a $905,000 loss on the disposition of a subsidiary. Capital loss carryforwards of $1,010,000, $972,000, and $42,000 expire at March 31, 2007, 2008, and 2009, respectively.

      A valuation allowance of $43,788,000 was recorded at March 31, 2005 due to the uncertainly of whether the Company's operating loss carryforwards, deferred tax assets and capital loss carryforwards may ultimately be realized

      Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:
                                                   ----------------------------
                                                             MARCH 31,
                                                   ----------------------------

                                                        2005             2004
                                                        ----             ----
     Net current deferred tax asset..............   $   4,977        $   3,662
     Net non-current deferred tax asset..........       6,122            6,388
     Net current deferred tax liability..........        (816)            (671)
     Net non-current deferred tax liability......        (739)          (1,294)
                                                   ----------------------------
          Net deferred tax asset.................   $   9,544        $   8,085
                                                   ============================

      The net current deferred tax asset, net current deferred tax liability, and net non-current deferred tax liability are included in prepaid expenses, accrued liabilities, and other non-current liabilities, respectively.

      Income before income tax expense and cumulative effect of accounting change includes foreign subsidiary income of $8,588,000, $3,687,000 and $649,000 for the years ended March 31, 2005, 2004, and 2003, respectively. As of March 31, 2005, the Company had unrecognized deferred tax liabilities related to approximately $15 million of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

      The Company is in the process of reviewing the provisions of the American Jobs Creation Act of 2004. The American Jobs Creation Act has no material impact on the operations of the Company for fiscal year 2005 and is expected to have no material impact on the operations of the Company for fiscal year 2006, as the Company does not intend at this time to repatriate earnings to the United States from foreign countries.


18.     RENTAL EXPENSE AND LEASE COMMITMENTS

      Rental expense for the years ended March 31, 2005, 2004 and 2003 was $3,718,000, $3,594,000, and $3,109,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2005 under non-cancelable operating leases extending beyond one year:

                                                      VEHICLES AND
     YEAR ENDED MARCH 31,           REAL PROPERTY       EQUIPMENT        TOTAL
     --------------------           -------------       ---------        -----
     2006......................      $      1,312      $     2,212      $  3,524
     2007......................             1,015            1,928         2,943
     2008......................             1,027            1,326         2,353
     2009......................               994              867         1,861
     2010......................               893              671         1,564

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


19.    SUMMARY FINANCIAL INFORMATION

      The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 1/2% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.


As of and for the year ended March 31, 2005:

                                                                                 NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
AS OF MARCH 31, 2005:                                                      (In  thousands)
Current assets:
     Cash.....................................    $    1,019    $     (697)   $    9,157    $        --     $     9,479
     Trade accounts receivable and unbilled
        revenues..............................        57,707           197        39,918             --          97,822
     Inventories..............................        33,651        18,919        26,028           (972)         77,626
     Net assets held for sale.................            --            --            --             --              --
     Prepaid expenses.........................         7,297           973         5,928             --          14,198
                                               --------------------------------------------------------------------------
        Total current assets..................        99,674        19,392        81,031           (972)        199,125
Net property, plant, and equipment............        25,107        12,847        19,283             --          57,237
Goodwill and other intangibles, net...........        90,027        57,287        39,971             --         187,285
Intercompany balances.........................        98,964      (102,189)      (70,216)        73,441              --
Other non-current assets......................        55,396       197,864        24,159       (240,195)         37,224
                                               --------------------------------------------------------------------------
        Total assets..........................    $  369,168    $  185,201    $   94,228    $  (167,726)    $   480,871
                                               ==========================================================================

Current liabilities...........................    $   50,323    $   14,450    $   33,153    $    (1,474)    $    96,452
Long-term debt, less current portion..........       259,520            --           763             --         260,283
Other non-current liabilities.................         7,898         8,199        26,272             --          42,369
                                               --------------------------------------------------------------------------
        Total liabilities.....................       317,741        22,649        60,188         (1,474)        399,104
Shareholders' equity..........................        51,427       162,552        34,040       (166,252)         81,767
                                               --------------------------------------------------------------------------
        Total liabilities and shareholders'
             equity...........................    $  369,168    $  185,201    $   94,228    $  (167,726)    $   480,871
                                               ==========================================================================

FOR THE YEAR ENDED MARCH 31, 2005:
Net sales.....................................    $  245,166    $  141,324    $  151,741    $   (23,479)    $   514,752
Cost of products sold.........................       188,499       110,455       113,369        (23,479)        388,844
                                               --------------------------------------------------------------------------
Gross profit..................................        56,667        30,869        38,372             --         125,908
                                               --------------------------------------------------------------------------
Selling, general and administrative expenses..        34,290        18,957        30,774             --          84,021
Restructuring charges.........................           782            --           128             --             910
Amortization of intangibles...................           242             3            67             --             312
                                               --------------------------------------------------------------------------
Income from operations........................        21,353        11,909         7,403             --          40,665
Interest and debt expense.....................        23,916         3,378           326             --          27,620
Other income, net.............................        (1,562)       (2,560)       (1,096)            --          (5,218)
                                               --------------------------------------------------------------------------
(Loss)  income  from   continuing   operations
before income tax (benefit) expense...........        (1,001)       11,091         8,173             --          18,263
Income tax (benefit) expense..................        (1,424)        1,487         2,133             --           2,196
                                               --------------------------------------------------------------------------
Income from continuous operations.............           423         9,604         6,040             --          16,067
Income from discontinued operations...........           643            --            --             --             643
                                               --------------------------------------------------------------------------
Net income....................................    $    1,066    $    9,604    $    6,040    $        --     $    16,710
                                               ==========================================================================





                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                               NON
                                                  PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               ---------------------------------------------------------------------------
FOR THE YEAR ENDED MARCH 31, 2005:
OPERATING ACTIVITIES:
Cash (used in) provided by operating
   activities.................................    $  (54,146)   $   64,479    $    6,828    $        --     $     17,161
INVESTING ACTIVITIES:
Proceeds from marketable securities, net......           705            --           609             --            1,314
Capital expenditures..........................        (3,718)         (610)       (1,597)            --           (5,925)
Proceeds from sale of  businesses  and surplus
real estate...................................         3,439         3,303            --             --            6,742
Net assets held for sale......................            --           375            --             --              375
                                               ---------------------------------------------------------------------------
Net  cash  provided  by  (used  in)  investing
   activities.................................           426         3,068          (988)            --            2,506
FINANCING ACTIVITIES:
Proceeds from issuance of common stock........           428            --            --             --              428
Net (payments) borrowings under revolving
   line-of-credit agreements..................          (219)           --          (904)            --           (1,123)
Repayment of debt.............................       (21,666)           --           (79)            --          (21,745)
Deferred financing costs incurred.............           (24)           --            --             --              (24)
Dividends paid................................        68,168       (68,000)         (168)            --               --
Other.........................................           562            --            --             --              562
                                               ---------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................        47,249       (68,000)       (1,151)            --          (21,902)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......          (134)           85            19             --              (30)
                                               ---------------------------------------------------------------------------
Net (used in) cash provided by
   continuing operations......................        (6,605)         (368)        4,708             --           (2,265)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS..           643            --            --             --              643
                                               ---------------------------------------------------------------------------
Net change in cash and cash equivalents.......        (5,962)         (368)        4,708             --           (1,622)
                                               ---------------------------------------------------------------------------
Cash and cash equivalents at
     beginning of year........................         6,981          (329)        4,449             --           11,101
                                               ---------------------------------------------------------------------------
Cash and cash equivalents at end of year......    $    1,019    $     (697)   $    9,157    $        --     $      9,479
                                               ===========================================================================



As of and for the year ended March 31, 2004:

AS OF MARCH 31, 2004:
Current assets:
     Cash.....................................    $    6,981    $     (329)   $    4,449    $        --     $    11,101
     Trade accounts receivable and unbilled
        revenues..............................        55,335           (47)       34,246             --          89,534
     Inventories..............................        29,147        18,210        22,734           (972)         69,119
     Net assets held for sale.................         1,800           990            --             --           2,790
     Prepaid expenses.........................         8,383           691         6,412             --          15,486
                                               --------------------------------------------------------------------------
        Total current assets..................       101,646        19,515        67,841           (972)        188,030
Net property, plant, and equipment............        26,016        13,718        19,039             --          58,773
Goodwill and other intangibles, net...........        89,893        57,325        39,524             --         186,742
Intercompany balances.........................        41,127       (44,864)      (70,327)        74,064              --
Other non-current assets......................        57,222       198,664        24,134       (240,202)         39,818
                                               --------------------------------------------------------------------------
        Total assets..........................    $  315,904    $  244,358    $   80,211    $  (167,110)    $   473,363
                                               ==========================================================================

Current liabilities...........................    $   44,555    $   13,078    $   29,947    $      (851)    $    86,729
Long-term debt, less current portion..........       284,871            --           863             --         285,734
Other non-current liabilities.................         3,628        10,467        23,827             --          37,922
                                               --------------------------------------------------------------------------
        Total liabilities.....................       333,054        23,545        54,637           (851)        410,385
Shareholders' equity..........................       (17,150)      220,813        25,574       (166,259)         62,978
                                               --------------------------------------------------------------------------
        Total liabilities and shareholders'
             equity...........................    $  315,904    $  244,358    $   80,211    $  (167,110)    $   473,363
                                               ==========================================================================






                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                                                 NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
FOR THE YEAR ENDED MARCH 31, 2004:
Net sales.....................................    $  226,631    $  114,987    $  124,116    $   (21,143)    $   444,591
Cost of products sold.........................       173,269        94,677        93,785        (21,986)        339,745
                                               --------------------------------------------------------------------------
Gross profit..................................        53,362        20,310        30,331            843         104,846
                                               --------------------------------------------------------------------------
Selling, general and administrative expenses..        35,046        12,854        25,457             --          73,357
Restructuring  charges........................         1,281            --           (42)            --           1,239
Amortization of intangibles...................           245             3           135             --             383
                                               --------------------------------------------------------------------------
Income from operations........................        16,790         7,453         4,781            843          29,867
Interest and debt expense.....................        28,390          (263)          729             --          28,856
Other (income) and expense, net...............           888       (12,573)       (1,456)         8,950          (4,191)
                                               --------------------------------------------------------------------------
(Loss) income from continuing operations
   before income tax (benefit) expense........       (12,488)       20,289         5,508         (8,107)          5,202
Income tax (benefit) expense..................        (1,306)        3,181         2,134             --           4,009
                                               --------------------------------------------------------------------------
Net (loss) income.............................    $  (11,182)   $   17,108    $    3,374    $    (8,107)    $     1,193
                                               ==========================================================================



FOR THE YEAR ENDED MARCH 31, 2004:
OPERATING ACTIVITIES:
Cash provided by (used in) operating
   activities.................................    $   19,359    $   (2,644)   $   18,623    $    (8,969)    $     26,369
INVESTING ACTIVITIES:
Proceeds from marketable securities, net......            --            --           110             --              110
Capital expenditures..........................        (2,635)         (700)         (284)            --           (3,619)
Proceeds from sale of businesses..............         4,015            --            --             --            4,015
Proceeds  from  sale of  property,  plant  and
   equipment..................................            --           387            --             --              387
Net assets held for sale......................            --         3,376            --             --            3,376
                                               ---------------------------------------------------------------------------
Net  cash  provided  by  (used  in)  investing
   activities.................................         1,380         3,063          (174)            --            4,269
FINANCING ACTIVITIES:
Proceeds from issuance of common stock........            --            --           (19)            19               --
Net (payments) borrowings under revolving
   line-of-credit agreements..................        (9,925)           --         3,033             --           (6,892)
Repayment of debt.............................      (115,147)           --       (10,617)            --         (125,764)
Proceeds from issuance of long term debt......       115,000            --            --             --          115,000
Deferred financing costs incurred.............        (4,432)           --            --             --           (4,432)
Dividends paid................................           174            --        (9,124)         8,950               --
Other.........................................           593            --            --             --              593
                                               ---------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................       (13,737)           --       (16,727)         8,969          (21,495)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......           (78)           72            21             --               15
                                               ---------------------------------------------------------------------------
Net change in cash and cash equivalents.......         6,924           491         1,743             --            9,158
Cash and cash equivalents at
     beginning of year........................            57          (820)        2,706             --            1,943
                                               ---------------------------------------------------------------------------
Cash and cash equivalents at end of year......    $    6,981    $     (329)   $    4,449    $        --     $     11,101
                                               ===========================================================================







                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

For the year ended March 31, 2003:

                                                                                 NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               ---------------------------------------------------------------------------
FOR THE YEAR ENDED MARCH 31, 2003:
Net sales.....................................    $  231,404    $  124,218    $  116,619    $   (18,921)    $   453,320
Cost of products sold.........................       172,214       102,655        90,015        (18,898)        345,986
                                               ---------------------------------------------------------------------------
Gross profit..................................        59,190        21,563        26,604            (23)        107,334
                                               ---------------------------------------------------------------------------
Selling, general and administrative expenses..        36,826        13,853        23,332             --          74,011
Restructuring charges.........................         1,960            --         1,737             --           3,697
Amortization of intangibles...................           242         4,003             1             --           4,246
                                               ---------------------------------------------------------------------------
Income from operations........................        20,162         3,707         1,534            (23)         25,380
Interest and debt expense.....................        30,957           153           898             --          32,008
Other (income) and expense, net...............          (112)       (1,804)       (1,310)         1,077          (2,149)
                                               ---------------------------------------------------------------------------
(Loss) income from continuing operations
before income tax (benefit) expense...........       (10,683)        5,358         1,946         (1,100)         (4,479)
Income tax (benefit) expense..................        (3,627)        4,313           855             (9)          1,532
                                               ---------------------------------------------------------------------------
(Loss) income from continuing operations......        (7,056)        1,045         1,091         (1,091)         (6,011)
Cumulative effect of accounting change........            --        (1,930)       (6,070)            --          (8,000)
                                               ---------------------------------------------------------------------------
Net loss......................................    $   (7,056)   $     (885)   $   (4,979)   $    (1,091)    $   (14,011)
                                               ===========================================================================





FOR THE YEAR ENDED MARCH 31, 2003:
OPERATING ACTIVITIES:
Cash provided by (used in) operating
   activities.................................    $  32,288     $   (7,709)   $   (9,013)   $    (1,387)    $     14,179
INVESTING ACTIVITIES:
Purchase of marketable securities, net........         (672)            --            --             --             (672)
Capital expenditures..........................       (1,901)          (952)       (2,187)            --           (5,040)
Proceeds from sale of business................        1,108         16,154            --             --           17,262
Net assets held for sale......................           --          4,418            --             --            4,418
                                               ---------------------------------------------------------------------------
Net cash (used in) provided by investing             (1,465)        19,620        (2,187)            --           15,968
   activities.................................
FINANCING ACTIVITIES:
Proceeds from issuance of common stock........           --             --            16            (16)              --
Net (payments) borrowings under revolving
   line-of-credit agreements..................      (31,437)       (11,551)        9,858             --          (33,130)
Repayment of debt.............................         (564)            --          (831)            --           (1,395)
Payment of deferred financing costs...........       (7,823)            --          (365)            --           (8,188)
Dividends paid................................          234             --        (1,647)         1,413               --
Other.........................................          805             --            --             --              805
                                               ---------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities.................................      (38,785)       (11,551)        7,031          1,397          (41,908)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......           (6)             8           140            (10)             132
                                               ---------------------------------------------------------------------------
Net cash (used in) provided by
   continuing operations......................       (7,968)           368        (4,029)            --          (11,629)
Net cash provided by discontinued operations..           --            504            --             --              504
                                               ---------------------------------------------------------------------------
Net change in cash and cash equivalents.......       (7,968)           872        (4,029)            --          (11,125)
Cash and cash equivalents at
   beginning of year..........................        8,024         (1,701)        6,745             --           13,068
                                               ---------------------------------------------------------------------------
Cash and cash equivalents at end of year          $      56     $     (829)   $    2,716    $        --     $      1,943
                                               ===========================================================================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


20.    BUSINESS SEGMENT INFORMATION

      As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on the operating earnings of the respective business units.

      Segment information as of and for the years ended March 31, 2005, 2004 and 2003 is as follows:

                                      ------------------------------------------
                                               YEAR ENDED MARCH 31, 2005
                                      ------------------------------------------
                                        PRODUCTS        SOLUTIONS        TOTAL
                                      ------------------------------------------
Sales to external customers.........   $  453,105       $  61,647      $ 514,752
Income from operations..............       39,392           1,273         40,665
Depreciation and amortization.......        8,092           1,079          9,171
Total assets........................      449,284          31,587        480,871
Capital expenditures................        4,203           1,722          5,925


                                      ------------------------------------------
                                               YEAR ENDED MARCH 31, 2004
                                      ------------------------------------------
                                        PRODUCTS        SOLUTIONS        TOTAL
                                      ------------------------------------------
Sales to external customers.........   $  394,160       $  50,431      $ 444,591
Income from operations..............       32,326          (2,459)        29,867
Depreciation and amortization.......        8,996           1,130         10,126
Total assets........................      446,069          27,294        473,363
Capital expenditures................        3,362             257          3,619

                                      ------------------------------------------
                                               YEAR ENDED MARCH 31, 2003
                                      ------------------------------------------

                                         PRODUCTS       SOLUTIONS        TOTAL
                                      ------------------------------------------
Sales to external customers.........   $  388,076       $  65,244      $ 453,320
Income from operations..............       25,700            (320)        25,380
Depreciation and amortization.......       13,731           1,072         14,803
Total assets........................      450,641          31,965        482,606
Capital expenditures................        3,914           1,126          5,040

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Financial information relating to the Company's operations by geographic area is as follows:
                                  ----------------------------------------------
                                               YEAR ENDED MARCH 31,
                                  ----------------------------------------------
                                        2005            2004            2003
                                        ----            ----            ----
NET SALES:
United States....................  $    360,917    $    319,815    $    337,929
Europe  .........................       108,717          86,518          82,999
Canada                                   28,778          27,736          24,104
Other............................        16,340          10,522           8,288
                                  ----------------------------------------------
Total............................  $    514,752    $    444,591    $    453,320
                                  ==============================================

                                  ----------------------------------------------
                                             YEAR ENDED MARCH 31,
                                  ----------------------------------------------
                                        2005            2004            2003
                                        ----            ----            ----
TOTAL ASSETS:
United States....................  $    341,645    $    347,488    $    363,331
Europe...........................       115,241         105,120          98,248
Canada...........................        17,442          14,628          16,173
Other............................         6,543           6,127           4,854
                                  ----------------------------------------------
Total............................  $    480,871    $    473,363    $    482,606
                                  ==============================================

                                  ----------------------------------------------
                                             YEAR ENDED MARCH 31,
                                  ----------------------------------------------
                                        2005            2004            2003
                                        ----            ----            ----
LONG-LIVED ASSETS:
United States....................  $    185,518    $    187,202    $    196,156
Europe...........................        54,181          53,051          51,794
Canada...........................         2,672           3,283           4,479
Other............................         2,151           1,979           1,622
                                  ----------------------------------------------
Total............................  $    244,522    $    245,515    $    254,051
                                  ==============================================



      Sales by major product group are as follows:

                                  ----------------------------------------------
                                                YEAR ENDED MARCH 31,
                                  ----------------------------------------------
                                        2005            2004            2003
                                        ----            ----            ----
Hoists  .........................  $    227,789    $    197,400    $    202,262
Chain and forged attachments.....       127,300          110,681        105,518
Industrial cranes................        62,468           53,276         48,677
Other   .........................        97,195           83,234         96,863
                                  ----------------------------------------------
        Total....................  $    514,752    $     444,591   $   453,320
                                  ==============================================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


21.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Below is selected quarterly financial data for fiscal 2005 and 2004:

                                           ----------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                           ----------------------------------------------------------------
                                                 JULY 4,        OCTOBER 3,      JANUARY 2,      MARCH 31,
                                                  2004             2004            2005           2005
                                                  ----             ----            ----           ----
Net sales................................    $    121,658    $     122,711   $     125,913    $   144,470
Gross profit.............................          31,451           29,943          29,999         34,515
Income from operations...................          11,156            9,896           9,456         10,157
Net income...............................    $      3,362    $       2,594   $       2,405    $     8,349
                                           ================================================================


Net income per share - basic.............    $      0.23     $       0.18    $       0.16     $     0.57
                                           ================================================================
Net income per share - diluted...........
                                             $      0.23     $       0.18    $       0.16     $     0.56
                                           ================================================================


      Results for the quarter ended March 31, 2005 include a one-time, non-cash charge of $2,037,000 ($1,170,000 net of tax) relating to a defined benefit plan at one of our foreign operations and $3,919,000 of gains from the sale of surplus real estate.

                                           ----------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                           ----------------------------------------------------------------
                                                JUNE 29,      SEPTEMBER 28,    DECEMBER 28,     MARCH 31,
                                                  2003            2003             2003           2004
                                                  ----            ----             ----           ----
Net sales................................    $    106,575    $     106,584   $     110,253    $   121,179
Gross profit.............................          25,898           25,067          24,558         29,323
Income from operations...................           7,266            7,167           5,651          9,783
Net income (loss)........................    $        499    $       1,500   $         705    $    (1,511)
                                           ================================================================
Net income (loss) per share - basic
 and diluted.............................    $      0.03     $       0.10    $       0.05     $    (0.10)
                                           ================================================================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


22.    ACCUMULATED OTHER COMPREHENSIVE LOSS

      The components of accumulated other comprehensive loss are as follows:

                                                                                    --------------------------------
                                                                                               MARCH 31,
                                                                                    --------------------------------
                                                                                          2005           2004
                                                                                    --------------------------------
     Net unrealized investment gains - net of tax.................................    $     1,233    $     1,364
     Minimum pension liability adjustment - net of tax............................        (14,572)       (13,193)
     Foreign currency translation adjustment......................................          4,083          1,253
                                                                                    --------------------------------
     Accumulated other comprehensive loss.........................................    $    (9,256)   $   (10,576)
                                                                                    ================================

      The deferred taxes associated with the items included in accumulated other
comprehensive   loss  were   $8,159,000   and  $8,061,000  for  2005  and  2004,
respectively.

      The activity by year related to investments, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

                                                                         -------------------------------------------
                                                                                    YEAR ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                               2005          2004          2003
                                                                         -------------------------------------------
     Net unrealized investment gains (losses) at beginning of year......   $     1,364   $      (342)  $     2,069
        Unrealized holdings (losses) gains arising during the period....          (590)          496        (2,100)
        Reclassification adjustments for gains
         (losses) included in earnings..................................           459         1,210          (311)
                                                                         -------------------------------------------
     Net change in unrealized (losses) gains on investments.............          (131)        1,706        (2,411)
                                                                         -------------------------------------------
     Net unrealized investment gains (losses) at end of year............   $     1,233   $     1,364   $      (342)
                                                                         ===========================================

      The activity by year related to derivatives qualifying as hedges, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

                                                                                    -----------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                                    -----------------------------
                                                                                         2005           2004
                                                                                         ----           ----
     Derivatives qualifying as hedges at beginning of year........................    $       -      $   (191)
        Reclassification adjustments for losses included in earnings..............            -           198
        Change in fair value of derivative........................................            -            (7)
                                                                                    -----------------------------
        Net change in unrealized loss on derivatives
         qualifying as hedges.....................................................            -           191
                                                                                    -----------------------------
     Derivatives qualifying as hedges at end of year..............................    $       -       $     -
                                                                                    =============================

                          COLUMBUS MCKINNON CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

23.     EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated financial statements.

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      Statement 123(R) was to be adopted for interim or annual periods beginning after June 15, 2005. On April 14th, 2005, the SEC announced that it would provide for a phased-in implementation process for FASB statement No. 123(R). The SEC is requiring that registrants adopt statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt 123(R) in the first quarter of Fiscal 2007. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still evaluating the method it plans to use when it adopts statement 123(R).

      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in
Note 2 to our consolidated financial statements.


                          COLUMBUS MCKINNON CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          MARCH 31, 2005, 2004 AND 2003
                              DOLLARS IN THOUSANDS

                                                                       ADDITIONS
                                                                --------------------------
                                                    BALANCE AT   CHARGED TO  CHARGED TO                         BALANCE AT
                                                    BEGINNING    COSTS AND      OTHER                             END OF
                   DESCRIPTION                      OF PERIOD     EXPENSES    ACCOUNTS         DEDUCTIONS         PERIOD
------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 2005: Deducted from asset accounts:
     Allowance for doubtful accounts                  $  2,811     $ 2,191      $    --          $ 1,987   (1)    $  3,015
     Slow-moving and obsolete inventory                  5,878       1,182           --              647   (2)       6,413
     Deferred tax asset valuation allowance             48,223       1,175           --            5,610            43,788
                                                      --------     -------      -------          -------          --------
          Total                                       $ 56,912     $ 4,548      $    --          $ 8,244          $ 53,216
                                                      ========     =======      =======          =======          ========
   Reserves on balance sheet:
     Accrued general and product liability costs      $ 15,930     $ 5,780      $    --          $ 5,616   (3)    $ 16,094
                                                      ========     =======      =======          =======          ========

Year ended March 31, 2004: Deducted from asset accounts:
     Allowance for doubtful accounts                  $  2,743     $ 1,761      $    --          $ 1,693   (1)    $  2,811
     Slow-moving and obsolete inventory                  5,699       2,333         (126) (4)       2,028   (2)       5,878
     Deferred tax asset valuation allowance                 --      48,223           --               --            48,223
                                                      --------     -------      -------          -------          --------
          Total                                       $  8,442     $52,317      $  (126)         $ 3,721          $ 56,912
                                                      ========     =======      =======          =======          ========
   Reserves on balance sheet:
     Accrued general and product liability costs      $ 14,439     $ 5,398      $    --          $ 3,907   (3)    $ 15,930
                                                      ========     =======      =======          =======          ========

Year ended March 31, 2003: Deducted from asset accounts:
     Allowance for doubtful accounts                  $  2,337     $ 1,068      $   (78) (4)     $   584   (1)    $  2,743
     Slow-moving and obsolete inventory                  4,619       3,073           --            1,993   (2)       5,699
                                                      --------     -------      -------          -------          --------
          Total                                       $  6,956     $ 4,141      $   (78)         $ 2,577          $  8,442
                                                      ========     =======      =======          =======          ========
   Reserves on balance sheet:
     Accrued general and product liability costs      $ 16,013     $   447      $    --          $ 2,021   (3)    $ 14,439
                                                      ========     =======      =======          =======          ========

--------
(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventory disposals
(3) Insurance  claims  and  expenses  paid
(4) Reserves  at date of disposal of subsidiary


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


ITEM 9A.         CONTROLS AND PROCEDURES

     MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2005.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

      Management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Columbus McKinnon Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2005 and our report dated June 6, 2005 expressed an unqualified opinion thereon.


                                                /s/ Ernst & Young LLP



June 6, 2005
Buffalo, New York


ITEM 9B.         OTHER INFORMATION

     None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2005 and upon the filing of such Proxy Statement, is incorporated by reference herein.

      The charters of our Audit Committee, Compensation Committee, Nomination/Succession Committee and Governance Committee are available on our website at WWW.CMWORKS.COM and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

      We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our directors. Our code of ethics, the Columbus McKinnon Corporation Legal Compliance & Business Ethics Manual, is available on our website at WWW.CMWORKS.COM. We intend to disclose any amendment to, or waiver from, the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 10 of Form 8-K by posting such amendment or waiver, as applicable, on our website.


ITEM 11.         EXECUTIVE COMPENSATION

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2005 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2005 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2005 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2005 and upon the filing of such Proxy Statement, is incorporated by reference herein.


                                     PART IV


ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS:

         The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

         REFERENCE                                                      PAGE NO.
         ---------                                                      --------

         Report of Independent Registered Public Accounting Firm             F-2

         Consolidated balance sheets - March 31, 2005 and 2004               F-3

         Consolidated statements of operations - Years ended
           March 31, 2005, 2004 and 2003                                     F-4

         Consolidated statements of shareholders' equity - Years ended
           March 31, 2005, 2004 and 2003                                     F-5
         Consolidated statements of cash flows - Years ended
           March 31, 2005, 2004 and 2003                                     F-6

         Notes to consolidated financial statements                  F-7 to F-37


(a)(2)   FINANCIAL STATEMENT SCHEDULE:                                  PAGE NO.

         Schedule II - Valuation and qualifying accounts                    F-38

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(a)(3)   EXHIBITS:


     EXHIBIT
      NUMBER                        EXHIBIT
      ------                        -------
        3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
             1995).

        3.2 Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated May 17,
             1999).

        4.1 Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995.)

        4.2 First Amendment and Restatement of Rights Agreement, dated as of October 1, 1998, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

        4.3 Indenture, dated as of March 31, 1998, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and State Street Bank and Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 9, 1998).

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

        4.8 Fifth Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Automatic Systems, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of April 4, 2002 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

        4.9 Sixth Supplemental Indenture among Columbus McKinnon Corporation, Audubon West, Inc., Crane Equipment & Service, Inc., LICO Steel, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and State Street Bank and Trust Company, N.A., as trustee, dated as of August 5, 2002 (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

       4.10 Indenture, dated as of July 22, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

       4.11 First Supplemental Indenture, dated as of September 19, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company's Registration Statement No. 333-109730 on Form S-4/A dated November 7, 2003).

       4.12 Registration Rights Agreement dated as of July 15, 2003 among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto, Credit Suisse First Boston LLC and Fleet Securities, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

       10.1 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit
             10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

      #10.2 Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989 (incorporated by reference to
             Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

      #10.3 Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

      #10.4 Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

      #10.5 Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to
             Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

      #10.6 Amendment No. 4 of the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

      #10.7 Amendment No. 5 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

      #10.8 Amendment No. 6 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

      #10.9 Amendment No. 7 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     #10.10 Amendment No. 8 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 26, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.11 Amendment No. 9 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 27, 2003 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

     #10.12 Amendment No. 10 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated February 28, 2004 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

     #10.13 Amendment No. 11 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

    *#10.14 Amendment No. 12 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 17, 2005.

     #10.15 Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to
             Exhibit 10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.16 Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit
             10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.17 Amendment and Restatement of Columbus McKinnon Corporation 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit
             10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.18 Second Amendment to the Columbus McKinnon Corporation 1995 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.19 Columbus McKinnon Corporation Restricted Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.20 Second Amendment to the Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.21 Amendment and Restatement of Columbus McKinnon Corporation Non-Qualified Stock Option Plan (incorporated by reference to
             Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.22 Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1998 (incorporated by reference to Exhibit
             10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

     #10.23 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.24 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     #10.25 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.26 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.27 Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

     #10.28 Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

     #10.29 Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

     #10.30 Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

     #10.31 Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 16, 2004 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

     #10.32 Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated July 12, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004).

    *#10.33 Amendment No. 11 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 31, 2005.

     #10.34 Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to
             Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.35 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

     #10.36 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.37 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1999).

     #10.38 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.39 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

     #10.40 Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated February 28, 2004 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

    *#10.41 Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 17, 2005.

     #10.42 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement Effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.43 Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Derwin
             R. Gilbreath, Robert R. Friedl, Ned T. Librock, Karen L. Howard, Joseph J. Owen, Robert H. Myers, Jr., and Timothy R. Harvey, (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

      10.44 Intercreditor Agreement dated as of July 22, 2003 among Columbus McKinnon Corporation, the subsidiary guarantors as listed thereon, Fleet Capital Corporation, as Credit Agent, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

      10.45 Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (Central), Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger (incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

     #10.46 Columbus McKinnon Corporation Corporate Management Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2004).

      10.47 First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors From Time to Time Party Thereto, the Lenders From Time to Time Party Thereto, Bank of America, N.A. as Administrative Agent for such Lenders and as Issuing Lender dated April 29, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 2005).

      *21.1  Subsidiaries of the Registrant.

      *23.1  Consent of Ernst & Young LLP.

      *31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

      *31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

      *32.1 Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted by pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The information contained in this exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement foiled by the Registrant under the Securities Act of 1933, as amended.

-----------------
  *  Filed herewith
  #  Indicates a Management contract or compensation plan or arrangement

(b)      REPORTS ON FORM 8-K FOR THE QUARTER ENDED MARCH 31, 2005:

         1. On February 16, 2005, the Registrant filed a Current Report on Form 8-K under Items 2 and 9 with respect to the sale/leaseback of its Corporate headquarters.

         2. On February 22, 2005, the Registrant filed a Current Report on Form 8-K under Items 5 and 9 with respect to the appointment of a new Chief Operating Officer.

         3. On March 31, 2005, the Registrant filed a Current Report on Form 8-K under Items 2 and 9 with respect to the sale of surplus real estate in Virginia.

         4. On May 2, 2005, the Registrant furnished a Current Report on Form 8-K under Items 1, 2 and 9 relating to the amendment of its revolving credit facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 8, 2005

                                   COLUMBUS MCKINNON CORPORATION

                                   By: /S/ TIMOTHY T. TEVENS
                                       -----------------------------------------
                                           Timothy T. Tevens
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                         DATE
         ---------                        -----                         ----

/S/ TIMOTHY T. TEVENS           President, Chief Executive          June 8, 2005
---------------------------        Officer and Director
     TIMOTHY T. TEVENS             (PRINCIPAL EXECUTIVE OFFICER)


/S/ ROBERT R. FRIEDL            Vice President - Finance            June 8, 2005
---------------------------        and Chief Financial Officer
    ROBERT R. FRIEDL               (PRINCIPAL FINANCIAL OFFICER AND
                                   PRINCIPAL ACCOUNTING OFFICER)


/S/ HERBERT P. LADDS, JR.       Chairman of the Board of            June 8, 2005
---------------------------        Directors
    HERBERT P. LADDS, JR.


/S/ CARLOS PASCUAL              Director                            June 8, 2005
---------------------------
    CARLOS PASCUAL


/S/ RICHARD H. FLEMING          Director                            June 8, 2005
---------------------------
    RICHARD H. FLEMING


/S/ ERNEST R. VEREBELYI         Director                            June 8, 2005
---------------------------
    ERNEST R. VEREBELYI


/S/ WALLACE W. CREEK            Director                            June 8, 2005
---------------------------
    WALLACE W. CREEK


/S/ LINDA A. GOODSPEED          Director                            June 8, 2005
---------------------------
    LINDA A. GOODSPEED


/S/ STEPHEN RABINOWITZ          Director                            June 8, 2005
---------------------------
    STEPHEN RABINOWITZ