Form 10-Q
period 2005-11-02
COLUMBUS MCKINNON CORP; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC
filed 2005-11-02
CIK 1005229, 1263401, 1263400, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 2, 2005

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares of common  stock  outstanding  as of October  31, 2005 was:
15,250,272 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                 OCTOBER 2, 2005


                                                                         PAGE #
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              October 2, 2005 and March 31, 2005                              2

           Condensed consolidated statements of operations
              and retained earnings - Three months and six
              and October 3, 2004                                             3

           Condensed consolidated statements of cash flows -
              Six months ended October 2, 2005 and October 3, 2004            4

           Condensed consolidated statements of comprehensive income -
           Three months and six months ended October 2, 2005
              and October 3, 2004                                             5

           Notes to condensed consolidated financial statements -
              October 2, 2005                                                 6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.    Disclosure Controls and Procedures                                22

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                         23

Item 2.    Unregistered Sales of Equity Securities and
               Use of Proceeds - none.                                       23

Item 3.    Defaults upon Senior Securities - none.                           23

Item 4.    Submission of Matters to a Vote of Security Holders               23

Item 5.    Other Information - none.                                         23

Item 6.    Exhibits and Reports on Form 8-K                                  23

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 OCTOBER 2,         MARCH 31,
                                                    2005              2005
                                                 ----------        ----------
                                                 (UNAUDITED)        (AUDITED)
ASSETS:                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                  $   42,535        $    9,479
      Trade accounts receivable                      86,026            88,974
      Unbilled revenues                              10,862             8,848
      Inventories                                    77,637            77,626
      Prepaid expenses                               14,317            14,198
                                                 ----------        ----------
Total current assets                                231,377           199,125
Property, plant, and equipment, net                  54,532            57,237
Goodwill and other intangibles, net                 186,732           187,285
Marketable securities                                25,165            24,615
Deferred taxes on income                              4,327             6,122
Other assets                                          6,635             6,487
                                                 ----------        ----------
Total assets                                     $  508,768        $  480,871
                                                 ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                     $    3,318        $    4,839
      Trade accounts payable                         37,833            33,688
      Accrued liabilities                            51,955            51,962
      Restructuring reserve                             114               144
      Current portion of long-term debt                 195             5,819
                                                 ----------        ----------
Total current liabilities                            93,415            96,452
Senior debt, less current portion                   115,600           115,735
Subordinated debt                                   161,600           144,548
Other non-current liabilities                        44,751            42,369
                                                 ----------        ----------
Total liabilities                                   415,366           399,104
                                                 ----------        ----------
Shareholders' equity
      Common stock                                      152               149
      Additional paid-in capital                    106,795           104,078
      Retained earnings (accumulated deficit)         1,941            (8,644)
      ESOP debt guarantee                            (4,260)           (4,554)
      Unearned restricted stock                         (29)               (6)
      Accumulated other comprehensive loss          (11,197)           (9,256)
                                                 ----------        ----------
Total shareholders' equity                           93,402            81,767
                                                 ----------        ----------
Total liabilities and shareholders' equity       $  508,768        $  480,871
                                                 ==========        ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ------------------         ----------------
                                            OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                               2005         2004         2005         2004
                                               ----         ----         ----         ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $ 134,712    $ 122,711    $ 275,589    $ 244,369
Cost of products sold                          99,554       92,768      203,888      182,975
                                            ---------    ---------    ---------    ---------
Gross profit                                   35,158       29,943       71,701       61,394
                                            ---------    ---------    ---------    ---------

Selling expenses                               13,080       12,270       26,738       24,970
General and administrative expenses             8,539        7,517       16,714       15,002
Restructuring charges                             211          184          237          217
Amortization of intangibles                        61           76          123          153
                                            ---------    ---------    ---------    ---------
                                               21,891       20,047       43,812       40,342
                                            ---------    ---------    ---------    ---------

Income from operations                         13,267        9,896       27,889       21,052
Interest and debt expense                       6,633        7,141       13,349       14,189
Other (income) and expense, net                 1,864         (607)       1,075         (589)
                                            ---------    ---------    ---------    ---------
Income from continuing operations before
   income tax expense                           4,770        3,362       13,465        7,452
Income tax expense                              1,721          982        3,308        1,710
                                            ---------    ---------    ---------    ---------
Income from continuing operations               3,049        2,380       10,157        5,742
Income from discontinued operations               214          214          428          214
                                            ---------    ---------    ---------    ---------
Net income                                      3,263        2,594       10,585        5,956
Accumulated deficit - beginning of period      (1,322)     (21,992)      (8,644)     (25,354)
                                            ---------    ---------    ---------    ---------
Retained earnings
   (accumulated deficit) - end of period    $   1,941    $ (19,398)   $   1,941    $ (19,398)
                                            =========    =========    =========    =========

Basic income per share:
   Income from continuing operations        $    0.21    $    0.17    $    0.69    $    0.40
   Income from discontinued operations           0.01         0.01         0.03         0.01
                                            ---------    ---------    ---------    ---------
   Net income                               $    0.22    $    0.18    $    0.72    $    0.41
                                            =========    =========    =========    =========

Diluted income per share:
   Income from continuing operations        $    0.20    $    0.17    $    0.67    $    0.40
   Income from discontinued operations           0.01         0.01         0.03         0.01
                                            ---------    ---------    ---------    ---------
   Net income                               $    0.21    $    0.18    $    0.70    $    0.41
                                            =========    =========    =========    =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 SIX MONTHS ENDED
                                                                 ----------------
                                                             OCTOBER 2,   OCTOBER 3,
                                                                2005         2004
                                                             ----------   ----------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                            $  10,157    $   5,742
Adjustments to reconcile income from
   continuing operations to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               4,651        4,652
     Deferred income taxes                                       1,795        1,275
     Gain on sale of real estate/investments                    (1,547)           -
     Loss on early retirement of 2008 bonds                      2,407            -
     Amortization/write-off of deferred financing costs          1,563          655
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues        (417)      (1,597)
           Inventories                                            (301)      (5,257)
           Prepaid expenses                                        (97)       1,342
           Other assets                                           (202)        (135)
           Trade accounts payable                                4,666       (4,718)
           Accrued and non-current liabilities                   1,487       (4,781)
                                                             ---------    ---------
Net cash provided by (used in) operating activities             24,162       (2,822)
                                                             ---------    ---------

INVESTING ACTIVITIES:
Sale of marketable securities, net                                 475        1,991
Capital expenditures                                            (3,761)      (1,948)
Proceeds from sale of facilities and surplus real estate         2,091            -
Net assets held for sale                                             -          300
                                                             ---------    ---------
Net cash (used in) provided by investing activities             (1,195)         343
                                                             ---------    ---------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                            2,729            -
Net (payments) borrowings under revolving
     line-of-credit agreements                                  (1,110)       8,036
Repayment of debt                                             (126,953)      (7,173)
Proceeds from issuance of long-term debt                       136,000            -
Deferred financing costs incurred                               (1,566)         (11)
Other                                                              294          286
                                                             ---------    ---------
Net cash provided by financing activities                        9,394        1,138
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            267          (91)
                                                             ---------    ---------
Net cash provided by (used in) continuing operations            32,628       (1,432)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                       428          214
                                                             ---------    ---------
Net change in cash and cash equivalents                         33,056       (1,218)
Cash and cash equivalents at beginning of period                 9,479       11,101
                                                             ---------    ---------
Cash and cash equivalents at end of period                   $  42,535    $   9,883
                                                             =========    =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  ------------------       ----------------
                                                OCTOBER 2,  OCTOBER 3,  OCTOBER 2,  OCTOBER 3,
                                                   2005        2004        2005        2004
                                                   ----        ----        ----        ----
                                                                (IN THOUSANDS)
Net income                                       $  3,263    $  2,594    $ 10,585    $  5,956
                                                 --------    --------    --------    --------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments         1,171         945      (1,974)        938
   Unrealized gain (loss) on investments:
     Unrealized holding gains (losses) arising
       during the period                              653        (294)      1,024        (391)
     Reclassification adjustment for
       (gains) losses included in net income         (541)         (7)       (991)          9
                                                 --------    --------    --------    --------
                                                      112        (301)         33        (382)
                                                 --------    --------    --------    --------
Total other comprehensive income (loss)             1,283         644      (1,941)        556
                                                 --------    --------    --------    --------
Comprehensive income                             $  4,546    $  3,238    $  8,644    $  6,512
                                                 ========    ========    ========    ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 OCTOBER 2, 2005

1.   DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at October 2, 2005, and the results of its operations and its cash flows for the three and six-month periods ended October 2, 2005 and October 3, 2004, have been included. Results for the period ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2005.

The Company is a leading manufacturer and marketer of material handling products, systems and services which lift, secure, position and move material ergonomically, safely, precisely and efficiently. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

2.   STOCK BASED COMPENSATION

The Company has two stock-based employee compensation plans in effect. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:



                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                ---------------------------------------------------
                                                OCTOBER 2,     OCTOBER 3,   OCTOBER 2,    OCTOBER 3,
                                                    2005          2004         2005          2004
                                                ---------------------------------------------------
   Net income, as reported..................... $   3,263      $   2,594    $  10,585     $   5,956
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                     (233)          (183)        (579)         (369)
                                                ---------------------------------------------------
   Net income, pro forma....................... $   3,030      $   2,411   $   10,006     $   5,587
                                                ===================================================

   Basic income per share:
   As reported................................. $    0.22     $     0.18   $     0.72    $     0.41
                                                ===================================================
   Pro forma................................... $    0.20     $     0.17   $     0.68    $     0.38
                                                ===================================================

   Diluted income per share:
   As reported................................. $    0.21      $    0.18   $     0.70     $    0.41
                                                ===================================================
   Pro forma................................... $    0.20      $    0.16   $     0.66     $    0.38
                                                ===================================================

During the first six months of fiscal 2006, stock options for 298,400 shares were exercised resulting in proceeds to the Company of $2,729.

3.   INVENTORIES

Inventories consisted of the following:
                                                   OCTOBER 2,         MARCH 31,
                                                      2005              2005
                                                   ----------        ----------
At cost - FIFO basis:
Raw materials...................................   $   39,716        $   42,283
Work-in-process.................................       12,482            10,238
Finished goods..................................       36,392            35,800
                                                   ----------        ----------
                                                       88,590            88,321
LIFO cost less than FIFO cost...................      (10,953)          (10,695)
                                                   ----------        ----------
Net inventories.................................   $   77,637        $   77,626
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

4.   RESTRUCTURING CHARGES

During the first six-months of fiscal 2006, the Company recorded restructuring costs of $237 for severance and the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." $186 and $51 of these costs are related to the Solutions and Products segments, respectively. The fiscal 2006 second quarter employee restructuring charges are related to the termination of several employees within our industrial crane and conveyor businesses. The liability as of October 2, 2005 consists primarily of costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146.

The following table provides a reconciliation of the activity related to restructuring reserves:

                                                               EMPLOYEE       FACILITY        TOTAL
                                                              ---------------------------------------
    Reserve at March 31, 2005................................ $      16      $     128      $     144
    Fiscal 2006 first quarter restructuring charges..........         -             26             26
    Cash payments............................................       (13)           (35)           (48)
                                                              ---------------------------------------
    Reserve at July 3, 2005.................................. $       3      $     119      $     122
    Fiscal 2006 second quarter restructuring charges.........       178             33            211
    Cash payments............................................      (172)           (47)          (219)
                                                              ---------------------------------------
    Reserve at October 2, 2005............................... $       9      $     105      $     114
                                                              =======================================

5.   NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ------------------         ----------------
                                           OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                              2005         2004         2005         2004
                                              ----         ----         ----         ----

      Service costs....................     $  1,088     $  1,190     $  2,176     $  2,380
      Interest cost....................        1,737        1,755        3,474        3,510
      Expected return on plan assets...       (1,654)      (1,645)      (3,308)      (3,290)
      Net amortization.................          508          495        1,016          990
                                            --------     --------     --------     --------
      Net periodic pension cost........     $  1,679     $  1,795     $  3,358     $  3,590
                                            ========     ========     ========     ========

For additional information on the Company's defined benefit pension plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2005.

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ------------------         ----------------
                                           OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                              2005         2004         2005         2004
                                              ----         ----         ----         ----
      Service costs.....................    $      4     $      4     $      8     $      8
      Interest cost ....................         188          200          376          434
      Amortization of plan net losses...         101          105          202          251
                                            --------     --------     --------         ----

      Net periodic postretirement cost..    $    293     $    309     $    586     $    693
                                            ========     ========     ========     ========

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("Medicare Act"). In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Medicare Act on postretirement plans that provide prescription drug benefits. The Medicare Act also requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods - retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FAS 106-2 and apply the prospective transition method in the second quarter of fiscal 2005. The accumulated post retirement benefit obligation decreased approximately $2,200.

For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2005.

6.   DEBT

On September 2, 2005, the Company issued $136,000 of 8 7/8% Senior Subordinated Notes (8 7/8% Notes) due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 7/8% Notes agreement) to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

Proceeds from the 8 7/8% Notes were used for the repurchase of $116,775 million of the 8 1/2% Senior Subordinated Notes. The repurchase of the 8 1/2% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $2,298. As a result of the repurchase of the 8 1/2% Notes, $922 of pre-tax deferred financing costs and $110 of the original issue discount were written-off in the second quarter of fiscal 2006. The net effect of these items, a $3,330 pre-tax loss, is shown as part of other (income) and expense, net.

As of October 2, 2005, the Senior Subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $25,600. On October 14, 2005, all of the outstanding 8 1/2% Notes were repurchased with proceeds from the 8 7/8% Notes and cash on hand.


7.   INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 36.1%, 29.2%, 24.6%, and 22.9% in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively. The fiscal 2006 and 2005 percentages vary from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The higher effective income tax rate in fiscal 2006 reflects the $3,330 loss on early extinguishment of debt which reduced U.S. taxable income, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards.


8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          ------------------       ----------------
                                                        OCTOBER 2,  OCTOBER 3,  OCTOBER 2,  OCTOBER 3,
                                                           2005        2004        2005        2004
                                                           ----        ----       ----        ----
Numerator for basic and diluted earnings per share:
  Net income                                            $  3,263    $  2,594    $ 10,585    $  5,956
                                                        ========    ========    ========    ========

Denominators:
  Weighted-average common stock outstanding -
     denominator for basic EPS                            14,845      14,585      14,757      14,581

  Effect of dilutive employee stock options                  586         215         470         117
                                                        --------    --------    --------    --------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                          15,431      14,800      15,227      14,698
                                                        ========    ========    ========    ========

9.   BUSINESS SEGMENT INFORMATION

As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units.

Segment information as of and for the six months ended October 2, 2005 and October 3, 2004, is as follows:

                                        SIX MONTHS ENDED OCTOBER 2, 2005
                                        --------------------------------
                                       PRODUCTS    SOLUTIONS       TOTAL
                                       --------    ---------       -----
Sales to external customers........  $  244,555   $   31,034   $  275,589
Income from operations.............      26,820        1,069       27,889
Depreciation and amortization......       4,059          592        4,651
Total assets.......................     477,646       31,122      508,768

                                        SIX MONTHS ENDED OCTOBER 3, 2004
                                        --------------------------------
                                       PRODUCTS    SOLUTIONS       TOTAL
                                       --------    ---------       -----
Sales to external customers........  $  217,538   $   26,831   $  244,369
Income from operations.............      20,259          793       21,052
Depreciation and amortization......       4,176          476        4,652
Total assets.......................     442,152       29,967      472,119

10.  SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes, the 8 1/2% Senior Subordinated Notes and the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

                                                            Parent      Guarantors   Nonguarantors  Eliminations   Consolidated
                                                            -------------------------------------------------------------------
AS OF OCTOBER 2, 2005
Current assets:
 Cash and cash equivalents                                $  26,423      $  (1,209)     $  17,321      $       -      $  42,535
 Trade accounts receivable and unbilled revenues             57,632            245         39,011              -         96,888
 Inventories                                                 33,979         19,880         26,155         (2,377)        77,637
 Other current assets                                         3,589            893          9,835              -         14,317
                                                          ---------------------------------------------------------------------
  Total current assets                                      121,623         19,809         92,322         (2,377)       231,377
 Property, plant, and equipment, net                         24,567         12,102         17,863              -         54,532
 Goodwill and other intangibles, net                         90,006         57,286         39,440              -        186,732
 Intercompany                                                98,943       (102,682)       (71,472)        75,211              -
 Other assets                                                53,769        197,864         24,689       (240,195)        36,127
                                                          ---------------------------------------------------------------------
  Total assets                                            $ 388,908      $ 184,379      $ 102,842      $(167,361)     $ 508,768
                                                          =====================================================================


Current liabilities                                       $  42,154      $  15,329      $  35,636      $     296      $  93,415
 Long-term debt, less current portion                       276,600              -            600              -        277,200
 Other non-current liabilities                                7,244          8,183         29,324              -         44,751
                                                          ---------------------------------------------------------------------
  Total liabilities                                         325,998         23,512         65,560            296        415,366

Shareholders' equity                                         62,910        160,867         37,282       (167,657)        93,402
                                                          ---------------------------------------------------------------------
  Total liabilities and shareholders' equity              $ 388,908      $ 184,379      $ 102,842      $(167,361)     $ 508,768
                                                          =====================================================================



FOR THE SIX MONTHS ENDED OCTOBER 2, 2005
Net sales                                                 $ 133,203      $  74,059      $  80,228      $ (11,901)     $ 275,589
Cost of products sold                                        99,422         55,921         59,041        (10,496)       203,888
                                                          ---------------------------------------------------------------------
Gross profit                                                 33,781         18,138         21,187         (1,405)        71,701
                                                          ---------------------------------------------------------------------
Selling, general and administrative expenses                 20,193          8,014         15,245              -         43,452
Restructuring charges                                           159              -             78              -            237
Amortization of intangibles                                      88              1             34              -            123
                                                          ---------------------------------------------------------------------
                                                             20,440          8,015         15,357              -         43,812
                                                          ---------------------------------------------------------------------
Income from operations                                       13,341         10,123          5,830         (1,405)        27,889
Interest and debt expense                                    10,929          2,254            166              -         13,349
Other (income) and expense, net                               2,904             28         (1,857)             -          1,075
                                                          ---------------------------------------------------------------------
(Loss) income before income tax expense                        (492)         7,841          7,521         (1,405)        13,465
Income tax expense                                              349            683          2,276              -          3,308
                                                          ---------------------------------------------------------------------
(Loss) income from continuing operations                       (841)         7,158          5,245         (1,405)        10,157
Income from discontinued operations                             428              -              -              -            428
                                                          ---------------------------------------------------------------------
Net (loss) income                                         $    (413)     $   7,158      $   5,245      $  (1,405)     $  10,585
                                                          =====================================================================










                                                             Parent     Guarantors   Nonguarantors  Eliminations   Consolidated
                                                          ---------------------------------------------------------------------
FOR THE SIX MONTHS ENDED OCTOBER 2, 2005
OPERATING ACTIVITIES:
Net cash provided by operating activities                 $   7,543      $   8,507      $   8,112      $       -      $  24,162
                                                          ---------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                                -              -            475              -            475
Capital expenditures                                         (2,030)          (644)        (1,087)             -         (3,761)
Proceeds from sale of facilities and surplus real
     estate                                                       -            468          1,623              -          2,091
                                                          ---------------------------------------------------------------------
Net cash (used in) provided by investing
     activities                                              (2,030)          (176)         1,011              -         (1,195)
                                                          ---------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                         2,729              -              -              -          2,729
Net borrowings (payments) under revolving
     line-of-credit agreements                                  240              -         (1,350)             -         (1,110)
Repayment of debt                                          (126,831)             -           (122)             -       (126,953)
Proceeds from issuance of long-term debt                    136,000              -              -              -        136,000
Deferred financing costs incurred                            (1,566)             -              -              -         (1,566)
Dividends paid                                                8,854         (8,854)             -              -              -
Other                                                           294              -              -              -            294
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                              19,720         (8,854)        (1,472)             -          9,394
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (257)            11            513              -            267
                                                          ---------------------------------------------------------------------
Cash provided by (used in) continuing operations             24,976           (512)         8,164              -         32,628
CASH PROVIDED BY DISCONTINUED OPERATIONS                        428              -              -              -            428
                                                          ---------------------------------------------------------------------
Net change in cash and cash equivalents                      25,404           (512)         8,164              -         33,056
Cash and cash equivalents at beginning of period              1,019           (697)         9,157              -          9,479
                                                          ---------------------------------------------------------------------
Cash and cash equivalents at end of period                $  26,423      $  (1,209)     $  17,321      $       -      $  42,535
                                                          =====================================================================




AS OF MARCH 31, 2005
Current assets:
 Cash and cash equivalents                                $   1,019      $    (697)     $   9,157      $       -      $   9,479
 Trade accounts receivable and unbilled revenues             57,707            197         39,918              -         97,822
 Inventories                                                 33,651         18,919         26,028           (972)        77,626
 Other current assets                                         7,297            973          5,928              -         14,198
                                                          ---------------------------------------------------------------------
  Total current assets                                       99,674         19,392         81,031           (972)       199,125
 Property, plant, and equipment, net                         25,107         12,847         19,283              -         57,237
 Goodwill and other intangibles, net                         90,027         57,287         39,971              -        187,285
 Intercompany                                                98,964       (102,189)       (70,216)        73,441              -
 Other assets                                                55,396        197,864         24,159       (240,195)        37,224
                                                          ---------------------------------------------------------------------
  Total assets                                            $ 369,168      $ 185,201      $  94,228      $(167,726)     $ 480,871
                                                          =====================================================================


Current liabilities                                       $  50,323      $  14,450      $  33,153      $  (1,474)     $  96,452
 Long-term debt, less current portion                       259,520              -            763              -        260,283
 Other non-current liabilities                                7,898          8,199         26,272              -         42,369
                                                          ---------------------------------------------------------------------
  Total liabilities                                         317,741         22,649         60,188         (1,474)       399,104

Shareholders' equity                                         51,427        162,552         34,040       (166,252)        81,767
                                                          ---------------------------------------------------------------------
  Total liabilities and shareholders' equity              $ 369,168      $ 185,201      $  94,228      $(167,726)     $ 480,871
                                                          =====================================================================



                                                             Parent     Guarantors   Nonguarantors  Eliminations   Consolidated
                                                          ---------------------------------------------------------------------

FOR THE SIX MONTHS ENDED OCTOBER 3, 2004
Net sales                                                 $ 119,552      $  68,243      $  68,656      $ (12,082)     $ 244,369
Cost of products sold                                        91,845         53,413         49,799        (12,082)       182,975
                                                          ---------------------------------------------------------------------
Gross profit                                                 27,707         14,830         18,857              -         61,394
Selling, general and administrative expenses                 15,833         10,326         13,813              -         39,972
Restructuring charges                                           217              -              -              -            217
Amortization of intangibles                                     118              1             34              -            153
                                                          ---------------------------------------------------------------------
                                                             16,168         10,327         13,847              -         40,342
                                                          ---------------------------------------------------------------------
Income from operations                                       11,539          4,503          5,010              -         21,052
Interest and debt expense                                    12,174          1,830            185              -         14,189
Other (income) and expense, net                                (726)           237           (100)             -           (589)
                                                          ---------------------------------------------------------------------
Income before income tax expense                                 91          2,436          4,925              -          7,452
Income tax expense                                              103            275          1,332              -          1,710
                                                          ---------------------------------------------------------------------
(Loss) income from continuing operations                        (12)         2,161          3,593              -          5,742
Income from discontinued operations                             214              -              -              -            214
                                                          ---------------------------------------------------------------------
Net income                                                $     202      $   2,161      $   3,593      $       -      $   5,956
                                                          =====================================================================



FOR THE SIX MONTHS ENDED OCTOBER 3, 2004
OPERATING ACTIVITIES:
Net cash (used in) provided by operating
     activities                                           $ (72,018)     $  67,369      $   1,827      $       -      $  (2,822)
                                                          ---------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                                -              -          1,991              -          1,991
Capital expenditures, net                                    (1,580)          (385)            17              -         (1,948)
Other                                                             -            300              -              -            300
                                                          ---------------------------------------------------------------------
Net cash (used in) provided by investing
     activities                                              (1,580)           (85)         2,008              -            343
                                                          ---------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
     line-of-credit agreements                                8,468              -           (432)             -          8,036
Repayment of debt                                            (7,052)             -           (121)             -         (7,173)
Deferred financing costs incurred                               (11)             -              -              -            (11)
Dividends paid                                               68,000        (68,000)             -              -              -
Other                                                           286              -              -              -            286
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                              69,691        (68,000)          (553)             -          1,138
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (34)            92           (149)             -            (91)
                                                          ---------------------------------------------------------------------
Cash (used in) provided by continuing operations             (3,941)          (624)         3,133              -         (1,432)
CASH PROVIDED BY DISCONTINUED OPERATIONS                        214              -              -              -            214
                                                          ---------------------------------------------------------------------
Net change in cash and cash equivalents                      (3,727)          (624)         3,133              -         (1,218)
Cash and cash equivalents at beginning of period              6,981           (329)         4,449              -         11,101
                                                          ---------------------------------------------------------------------
Cash and cash equivalents at end of period                $   3,254      $    (953)     $   7,582      $       -      $   9,883
                                                          =====================================================================

11.  LOSS CONTINGENCIES

Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating costs relating to its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2030 and March 31, 2081 to range between $4,200 and $16,700 using actuarial parameters of continued claims for a period of 25 to 76 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles, is through March 31, 2031 and ranges from $4,200 to $5,500 as of October 2, 2005. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $5,000 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $250 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


12.  NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, as an amendment to ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated financial statements.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our condensed consolidated financial statements.


13.  SUBSEQUENT EVENT

On October 20, 2005, the Company filed a Form S-3 registration statement with the Securities Exchange Commission to potentially sell an additional 3,350,000 shares of its common stock. The number of shares being offered by the Company is 3,000,000 and 350,000 are being offered by a selling shareholder. The Company will not receive any proceeds from the sale of shares by the selling shareholder. A portion of the proceeds received by the Company would be used to redeem approximately $40.3 million principal amount of the Company's outstanding Senior Secured 10% Notes. The balance of the proceeds would be available for other general corporate purposes to advance its strategy of global growth, including additional debt repayment, investments and acquisitions.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (DOLLAR AMOUNTS IN THOUSANDS)

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

Founded in 1875, we have grown to our current leadership position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 130-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Integration of the operations of the acquired businesses with our previously existing businesses is substantially complete. Ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, facility rationalization program, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, and our markets and customers.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes development of hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. International sales increased 20% from approximately $82,000 to $98,000 during the first six months of fiscal 2006 and overall sales increased 13% over the same period last year. Management believes that the growth rate of total sales may moderate in future periods due to more difficult comparisons with our fiscal 2005 periods. In addition, bookings have tapered to the mid-single digit growth range. We monitor such indicators as U.S. Industrial Capacity Utilization, which had been increasing since July 2003 but have more recently begun to stabilize. In addition, we continue to monitor the potential impact of global and domestic trends, including steel price fluctuations, possibly rising interest rates and uncertainty in some end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. We have been undergoing assessments for possible divestiture of several less-strategic businesses. Our manipulator and specialty marine chain businesses were sold in fiscal 2004 and two others remain as possible divestiture candidates, our conveyor business which comprises a majority of our Solutions segment and a specialty crane business within our Products segment. In furtherance of our facility rationalization projects, we completed the sale of several excess properties at a gain of $3,700 and $556 during fiscal 2005 and the first six months of fiscal 2006, respectively. We will continue to sell surplus real estate resulting from our facility rationalization projects and those sales may result in gains or losses.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $33,000 in fiscal 2005 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $30,000 to $35,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Increases in our costs have been reflected as price increases and surcharges to our customers and we continue to monitor them. The costs of implementing Sarbanes-Oxley internal control documentation and compliance had a substantial impact on fiscal 2005 profitability and we are focused on minimizing the future added costs of compliance. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. Based on current trends, we look forward to slowed growth over the remainder of fiscal 2006.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 2, 2005 AND OCTOBER 3, 2004
Net sales in the fiscal 2006 quarter ended October 2, 2005 were $134,712, up $12,001 or 9.8% from the fiscal 2005 quarter ended October 3, 2004. Net sales for the six months ended October 2, 2005 were $275,589, an increase of $31,220 or 12.8% from the six months ended October 3, 2004. Sales in the Products segment increased by $11,693 or 10.7% from the previous year's quarter and $27,017 or 12.4% from the previous year's six-month period then ended. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $4,800 and $12,700 in the quarter and six months ended October 2, 2005, respectively. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $700 and $2,000 toward the Products segment increase in sales for the quarter and six-month period ended October 2, 2005. Sales in the Solutions segment increased 2.2% or $308 for the quarter and 15.7% or $4,203 for the six months ended October 2, 2005 when compared to the same period in the prior year. The increase in this segment is primarily due to improvement in our European conveyor business. Translation of foreign currencies into U.S. dollars contributed $200 and $800 toward the Solutions segment increase in sales for the quarter and six-months ended October 2, 2005. Sales in the segments are summarized as follows:


                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                 ------------------                                ----------------
                      OCT. 2,      OCT. 3,           CHANGE          OCT. 2,     OCT. 3,           CHANGE
                       2005         2004        AMOUNT      %         2005        2004        AMOUNT      %
                    ----------   ----------    --------   ----     ----------   ---------    --------   ----
Products            $  120,674   $  108,981    $ 11,693   10.7     $  244,555   $ 217,538    $ 27,017   12.4
Solutions               14,038       13,730         308    2.2         31,034      26,831       4,203   15.7
                    ----------   ----------    --------            ----------   ---------    --------
Net sales           $  134,712   $  122,711    $ 12,001    9.8     $  275,589   $ 244,369    $ 31,220   12.8
                    ==========   ==========    ========            ==========   =========    ========


Gross profits and gross profit margins by operating segment are summarized as follows:

                                      THREE MONTHS ENDED                              SIX MONTHS ENDED
                                      ------------------                              ----------------
                                OCT. 2, 2005        OCT. 3, 2004             OCT. 2, 2005         OCT. 3, 2004
                                ------------        ------------             ------------         ------------
                                  $       %           $       %                $       %             $       %
                                -----   -----       -----   -----            -----   -----         -----   -----
Products                     $  32,665   27.1    $  27,805   25.5         $  66,885   27.3      $  57,050   26.2
Solutions                        2,493   17.8        2,138   15.6             4,816   15.5          4,344   16.2
                             ---------           ---------                ---------             ---------
Total Gross Profit           $  35,158   26.1    $  29,943   24.4         $  71,701   26.0      $  61,394   25.1
                             =========           =========                =========             =========

The increase in the gross profit margin for the Products segment is the result of product mix, the realization of operational leverage at increased sales volumes and previous cost containment activities. The Solutions segment gross profit margin was impacted by product mix.

Selling expenses were $13,080,  $12,270, $26,738, and $24,970 in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively. The changes in expense dollars were impacted by increased investment in new markets

($250 and $750 for the quarter and six-month period ended October 2, 2005, respectively), translation from changes in foreign exchange rates ($100 and $300 for the quarter and six-month period ended October 2, 2005, respectively) and increased variable selling costs as a result of higher sales volume. As a percentage of consolidated net sales, selling expenses were 9.7%, 10.0%, 9.7%, and 10.2% in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively.

General and administrative expenses were $8,539, $7,517, $16,714, and $15,002 in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively. The quarterly increase is primarily the result of increased salaries and fringe benefits ($200), increased bad debt reserves ($150), severance expenses ($300), increased support costs for our European conveyor business ($125), and currency translation impact ($100). The fiscal 2006 six-month data is higher than the prior year due to increased salaries and fringe benefits ($400), increased bad debt reserves ($250), severance expenses ($300), increased support costs for our European conveyor business ($125), and currency translation impact ($100). As a percentage of consolidated net sales, general and administrative expenses were 6.3%, 6.1%, 6.1% and 6.1% in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively.

Restructuring charges were $211, $184, $237, and $217 in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively.

Amortization of intangibles was $61, $76, $123, and $153 in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively.

Interest and debt expense was $6,633, $7,141, $13,349, and $14,189 in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively. These decreases are the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 4.9%, 5.8%, 4.8% and 5.8% in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively.

Other (income) and expense, net was $1,864, $(607), $1,075 and $(589) in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively. The 2006 quarter expense consisted primarily of a $3,330 loss on early extinguishment of debt, offset by $691 of realized gains and investment income on investments within our captive insurance company portfolio, $556 of gains on sales of real estate, and $120 of interest income. The fiscal 2006 six month expense consisted primarily of a $3,330 loss on early extinguishment of debt, offset by $1,226 of realized gains and investment income on investments within our captive insurance company portfolio, $554 of gains on sales of real estate, and $240 of interest income. The fiscal 2005 income for both the quarter and six-month period consisted primarily of $580 of interest income.

Income tax expense as a percentage of income from continuing operations before income tax expense was 36.1%, 29.2%, 24.6%, and 22.9% in the fiscal 2006 and 2005 quarters and the six-month periods then ended, respectively. The fiscal 2006 and 2005 percentages vary from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The higher effective income tax rate in fiscal 2006 reflects the $3,330 loss on early extinguishment of debt which reduced U.S. taxable income, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards. We evaluate our estimated annual effective tax rate each quarter. In light of the our continuing improvement in the results of our U.S. operations during fiscal 2005 and 2006, we plan to review the previously established valuation reserves for our net deferred tax assets in more detail as information becomes available.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Revolving Credit Facility provides availability up to a maximum of $65,000. Underlying collateral at October 2, 2005 amounted to $65,000. The unused portion totaled $54,100, net of outstanding borrowings of $0 and outstanding letters of credit of $10,900. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by our leverage ratio, amounting to 175 or 50 basis points applied to each, respectively. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

On September 2, 2005, the Company issued $136,000 of 8 7/8% Senior Subordinated Notes (8 7/8% Notes) due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 7/8% Notes agreement) to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

Proceeds from the 8 7/8% Notes were used for the repurchase of $116,775 million of the 8 1/2% Senior Subordinated Notes. The repurchase of the 8 1/2% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $2,298. As a result of the repurchase of the 8 1/2% Notes, $922 of pre-tax deferred financing costs and $110 of the original issue discount were written-off in the second quarter of fiscal 2006. The net effect of these items, a $3,330 pre-tax loss, is shown as part of other (income) and expense, net.

As of October 2, 2005, the Senior Subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $25,600. On October 14, 2005, all of the outstanding 8 1/2% Notes were repurchased with proceeds from the 8 7/8% Notes and cash on hand.

The Senior Secured 10% Notes issued on July 22, 2003 amounted to $115,000 and are due August 1, 2010. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The 10% Notes are not entitled to redemption at our option, prior to August 1, 2007 in the absence of an equity offering. Until August 1, 2006, we may redeem up to 35% of the outstanding notes at a redemption price of 110.0% with the proceeds of equity offerings, subject to certain restrictions. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The corresponding credit agreements associated with the Revolving Credit Facility place certain debt covenant restrictions on us including certain financial requirements and a restriction on dividend payments.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of Lean Manufacturing, facility rationalization projects, divestiture of excess facilities and certain non-strategic operations, improving working capital utilization, and new market and new product development.

Net cash provided by operating activities was $24,162 for the six months ended October 2, 2005 compared to $2,822 used in operating activities for the six months ended October 3, 2004. The $26,984 increase is the result of a $4,415 increase in income from continuing operations, a $3,330 loss on early extinguishment of debt, and $20,282 of changes in net working capital components, primarily increased accounts payable and accrued liabilities, offset by $1,547 of gains on the sale of real estate and investments.

Net cash used in investing activities was $1,195 for the six months ended October 2, 2005 compared to $343 provided by investing activities for the six months ended October 3, 2004. The $1,538 decrease was the result of an increase in capital expenditures to $3,761 in fiscal 2006 compared to $1,948 in fiscal 2005, and a decrease in sales of marketable equity securities to $475 in fiscal 2006 compared to $1,991 in fiscal 2005. This decrease was offset by $2,091 of proceeds from sale of property in fiscal 2006.

Net cash provided by financing activities was $9,394 for the six months ended October 2, 2005 compared to $1,138 for the six months ended October 3, 2004. The $8,256 change is the result of an increase in debt of $7,937 in fiscal 2006 compared to $863 in fiscal 2005, and $2,729 of proceeds from the exercise of stock options in fiscal 2006. The increase was partially offset by $1,566 of deferred financing costs incurred in association with our issuance of the 8 7/8% Notes in fiscal 2006.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended October 2, 2005 and October 3, 2004 were $3,761 and $1,948, respectively. Higher capital expenditures in the first half of fiscal 2006 included a concentration of new product development and productivity improvement spending.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and the ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases as well as surcharges on certain products. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

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

We are  still  evaluating  the  method  we plans to use when we adopt  statement
123(R).

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our condensed consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the reported market risks since the end of Fiscal 2005.


Item 4.   Disclosure Controls and Procedures

As of October 2, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and interim chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of October 2, 2005. There were no changes in the Company's internal controls or in other factors during our second quarter ended October 2, 2005.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - none.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.   Defaults upon Senior Securities - none.

Item 4.   Submission of Matters to a Vote of Security Holders

          On August 15, 2005, the Annual Meeting of Shareholders was held and the following directors were elected:

                    13,554,290 votes cast for:            Herbert P. Ladds, Jr.;
                    13,629,700 votes cast for:            Timothy T. Tevens;
                    12,954,223 votes cast for:            Carlos Pasqual;
                    12,843,039 votes cast for:            Richard H. Fleming;
                    12,900,667 votes cast for:            Ernest R. Verebelyi;
                    12,957,171 votes cast for:            Wallace W. Creek;
                    13,594,758 votes cast for:            Linda A. Goodspeed;
                    13,595,579 votes cast for:            Stephen Rabinowitz.

Item 5.   Other Information - none.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:

          Exhibit 4.1 Seventh Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l.and U.S. Bank National Trust Association, as trustee, dated as of August 30, 2005.

          Exhibit 10.1 Second amendment, dated as of August 5, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, and as further modified and supplemented and in effect from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the "Borrower"), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the "Lenders"), Bank of America, N.A., as Administrative Agent for such Lenders (the "Agent") and as Issuing Lender.

          Exhibit 10.2 Third amendment, dated as of August 22, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, by that certain Second Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of August 5, 2005, and as further modified and supplemented and in effect from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the "Borrower"), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus

                            McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the "Lenders"), Bank of America, N.A., as Administrative Agent for such Lenders (the "Agent") and as Issuing Lender.

          Exhibit 10.3 Fourth amendment, dated as of October 17, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, and amended by that certain First Amendment to the Credit Agreement, dated as of April 29, 2005, and by that certain Second Amendment to the Credit Agreement, dated as of August 5, 2005, and by that certain Third Amendment to the Credit Agreement, dated as of August 22, 2005 (as further amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation (the "Borrower"), Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors named therein, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent and Issuing Lender. Capitalized terms used herein and not defined herein shall have the meanings ascribed thereto in the Credit Agreement.

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

          Exhibit 32        Certification  pursuant to 18 U.S.C. Section 1350 as
                            adopted    pursuant    to   Section   906   of   the
                            Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K:

          On August 5, 2005, the Company filed a Current Report on Form 8-K with respect to its intention to raise proceeds through a private offering of Senior Subordinated Notes, pursuant to Rule 144A under the Securities Act of 1933.

          On August 5, 2005, the Company filed a Current Report on Form 8-K with respect to the resignation of its Vice President - Finance and Chief Financial Officer, who also served as the registrant's Principal
          Financial Officer, and the designation of an Interim Chief Financial Officer and Principal Financial Officer.

          On August 9, 2005, the Company filed a Current Report on Form 8-K with respect to its Regulation FD Disclosure in connection with the Company's previously announced sale of senior subordinated notes pursuant to Rule 144A under the Securities Act of 1933.

          On August 17, 2005, the Company filed a Current Report on Form 8-K with respect to its Regulation FD Disclosure in connection with the Company's annual shareholders meeting.

          On August 17, 2005, the Company filed a Current Report on Form 8-K with respect to its receipt of tenders and consents for approximately 82% of the principal amount outstanding of its 8 1/2% Senior Subordinated Notes Due 2008 as of August 15, 2005.

          On August 18, 2005, the Company filed a Current Report on Form 8-K with respect to its pricing of its offering of $136 million in aggregate principal amount of Senior Subordinated 8 7/8% Notes due 2013.

          On September 2, 2005, the Company filed a Current Report on Form 8-K with respect to the completion of its previously announced sale of

          $136 million in aggregate principal amount of Senior Subordinated 8 7/8% Notes due 2013.

          On September 12, 2005, the Company filed a Current Report on Form 8-K with respect to the call for redemption of approximately $26 million of its outstanding Senior Subordinated 8 1/2% Notes due 2008.

          On October 20, 2005, the Company filed a Current Report on Form 8-K with respect to its filing of a registration statement with the Securities and Exchange Commission relating to the public offering of 3,350,000 shares of its common stock.

          On October 25, 2005, the Company filed a Current Report on Form 8-K with respect to its financial results for the second quarter of fiscal 2006.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COLUMBUS MCKINNON CORPORATION
                                  -----------------------------
                                  (Registrant)




Date: NOVEMBER 2, 2005            /S/ KAREN L. HOWARD
      ----------------            --------------------------------
                                  Karen L. Howard
                                  Vice President and Treasurer and
                                   Interim Chief Financial Officer
                                   (Principal Financial Officer)