Form 10-Q
period 2006-08-11
COLUMBUS MCKINNON CORP; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC
filed 2006-08-11
CIK 1005229, 1263401, 1263400, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 2, 2006

                                       or

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

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The  number  of  shares of common  stock  outstanding  as of July 31,  2006 was:
18,722,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JULY 2, 2006


                                                                         PAGE #
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              July 2, 2006 and March 31, 2006                                 2

           Condensed consolidated statements of operations
              and retained earnings - Three months ended
              July 2, 2006 and July 3, 2005                                   3

           Condensed consolidated statements of cash flows -
              Three months ended July 2, 2006 and July 3, 2005                4

           Condensed consolidated statements of comprehensive income -
              Three months ended July 2, 2006 and July 3, 2005                5

           Notes to condensed consolidated financial statements -
              July 2, 2006                                                    6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.    Controls and Procedures                                           21

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                         22

Item 1A.   Risk Factors                                                      22

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                        22

Item 3.    Defaults upon Senior Securities - none.                           22

Item 4.    Submission of Matters to a Vote of Security Holders - none.       22

Item 5.    Other Information - none.                                         22

Item 6.    Exhibits                                                          22

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JULY 2,           MARCH 31,
                                                     2006               2006
                                                  ----------        -----------
                                                  (UNAUDITED)
ASSETS:                                                  (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                   $   19,927        $    45,598
      Trade accounts receivable                       97,701             95,726
      Unbilled revenues                               16,292             12,061
      Inventories                                     81,025             74,845
      Prepaid expenses                                17,623             15,676
                                                  ----------        -----------
Total current assets                                 232,568            243,906
Property, plant, and equipment, net                   55,661             55,132
Goodwill and other intangibles, net                  187,705            187,327
Marketable securities                                 27,342             27,596
Deferred taxes on income                              43,830             46,065
Other assets                                           5,569              6,018
                                                  ----------        -----------
Total assets                                      $  552,675        $   566,044
                                                  ==========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                      $    6,331        $     5,798
      Trade accounts payable                          43,674             39,311
      Accrued liabilities                             59,277             61,264
      Restructuring reserve                              668                793
      Current portion of long-term debt                  133                127
                                                  ----------        -----------
Total current liabilities                            110,083            107,293
Senior debt, less current portion                     40,973             67,841
Subordinated debt                                    136,000            136,000
Other non-current liabilities                         51,049             50,489
                                                  ----------        -----------
Total liabilities                                    338,105            361,623
                                                  ----------        -----------
Shareholders' equity
      Common stock                                       187                185
      Additional paid-in capital                     172,662            170,081
      Retained earnings                               56,724             51,152
      ESOP debt guarantee                             (3,851)            (3,996)
      Unearned restricted stock                            -                (22)
      Accumulated other comprehensive loss           (11,152)           (12,979)
                                                  ----------        -----------
Total shareholders' equity                           214,570            204,421
                                                  ----------        -----------
Total liabilities and shareholders' equity        $  552,675        $   566,044
                                                  ==========        ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                      JULY 2,           JULY 3,
                                                                       2006              2005
                                                                    ----------       ------------
                                                                         (IN THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)


Net sales                                                         $    146,694       $    140,877
Cost of products sold                                                  104,411            104,334
                                                                  ------------       ------------
Gross profit                                                            42,283             36,543
                                                                  ------------       ------------

Selling expenses                                                        15,367             13,658
General and administrative expenses                                      9,089              8,175
Restructuring charges                                                        4                 26
Amortization of intangibles                                                 43                 62
                                                                  ------------       ------------
                                                                        24,503             21,921
                                                                  ------------       ------------

Income from operations                                                  17,780             14,622
Interest and debt expense                                                4,512              6,716
Other (income) and expense, net                                          3,570               (789)
                                                                  ------------       ------------
Income before income tax expense                                         9,698              8,695
Income tax expense                                                       4,265              1,587
                                                                  ------------       ------------
Income from continuing operations                                        5,433              7,108
Income from discontinued operations (net of tax)                           139                214
                                                                  ------------       ------------
Net income                                                               5,572              7,322
Retained earnings (accumulated deficit) - beginning of period           51,152             (8,644)
                                                                  ------------       ------------
Retained earnings (accumulated deficit) - end of period           $     56,724       $     (1,322)
                                                                  ============       ============


Basic income per share:
     Income from continuing operations                            $       0.29       $       0.49
     Income from discontinued operations                                  0.01               0.01
                                                                  ------------       ------------
     Basic income per share                                       $       0.30       $       0.50
                                                                  ============       ============

Diluted income per share:
     Income from continuing operations                            $       0.28       $       0.48
     Income from discontinued operations                                  0.01               0.01
                                                                  ------------       ------------
     Diluted income per share                                     $       0.29       $       0.49
                                                                  ============       ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                       JULY 2,            JULY 3,
                                                                        2006               2005
                                                                     ----------        -----------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                    $    5,433        $     7,108
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                        2,105              2,332
     Deferred income taxes                                                2,235              1,724
     Gain on sale of real estate/investments                               (373)              (481)
     Loss (gain) on early retirement of bonds                             3,780                (11)
     Stock compensation expense                                             798                  -
     Amortization/write-off of deferred financing costs                     980                320
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues               (4,449)            (3,919)
           Inventories                                                   (5,608)            (2,620)
           Prepaid expenses                                              (1,925)               130
           Other assets                                                    (248)              (202)
           Trade accounts payable                                         3,570              2,095
           Accrued and non-current liabilities                           (1,509)             4,161
                                                                     ----------        -----------
Net cash provided by operating activities                                 4,789             10,637
                                                                     ----------        -----------

INVESTING ACTIVITIES:
Sale (purchase) of marketable securities, net                                47               (688)
Capital expenditures                                                     (1,903)            (1,674)
Proceeds from discontinued operations note receivable - revised             139                214
                                                                     ----------        -----------
Net cash used in investing activities                                    (1,717)            (2,148)
                                                                     ----------        -----------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                                     1,725                  1
Net borrowings under revolving line-of-credit agreements                 11,843              4,205
Repayment of debt                                                       (42,302)            (8,186)
Deferred financing costs incurred                                          (325)               (98)
Other                                                                       145                145
                                                                     ----------        -----------
Net cash used in financing activities                                   (28,914)            (3,933)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     171               (408)
                                                                     ----------        -----------
Net change in cash and cash equivalents                                 (25,671)             4,148
Cash and cash equivalents at beginning of period                         45,598              9,479
                                                                     ----------        -----------
Cash and cash equivalents at end of period                           $   19,927        $    13,627
                                                                     ==========        ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                              JULY 2,          JULY 3,
                                                               2006             2005
                                                            ----------       ----------
                                                                   (IN THOUSANDS)

Net income                                                  $    5,572       $    7,322
                                                            ----------       ----------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                       2,350           (3,145)
   Unrealized loss on investments:
     Unrealized holding (loss) gain arising
       during the period                                          (207)             371
     Reclassification adjustment for
       gain included in net income                                (316)            (450)
                                                            ----------       ----------
                                                                  (523)             (79)
                                                            ----------       ----------
Total other comprehensive income (loss)                          1,827           (3,224)
                                                            ----------       ----------
Comprehensive income                                        $    7,399       $    4,098
                                                            ==========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  JULY 2, 2006

1.       DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at July 2, 2006, and the results of its operations and its cash flows for the three month periods ended July 2, 2006 and July 3, 2005, have been included. Results for the period ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2006.

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

2.       STOCK BASED COMPENSATION

The Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. As of July 2, 2006, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified Plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted. As of July 2, 2006, there are 169,600 options available for grant.

Effective April 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The adoption of SFAS 123(R) resulted in $798 of non-deductible incentive stock option expense in the three months ended July 2, 2006. Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The weighted-average fair value of the options was $14.92 for options granted during the three months ended July 2, 2006. No options were granted during the three months ended July 3, 2005. The following table provides the weighted-average assumptions used to value stock options granted during the three months ended July 2, 2006:

                                                  THREE MONTHS ENDED
                                                     JULY 2, 2006
                                                 ---------------------
Assumptions:
     Risk-free interest rate....................           5.0 %
     Dividend yield--Incentive Plan.............           0.0 %
     Volatility factor..........................           0.597
     Expected life--Incentive Plan..............       5.5 years

To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company's history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

Prior to April 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these Plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed.

The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three months ended July 3, 2005 is as follows:

   Net income, as reported                               $     7,322
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                                (346)
                                                        -------------
   Net income, pro forma                                 $     6,976
                                                        =============

   Basic income per share:
   As reported                                           $      0.50
                                                        =============
   Pro forma                                             $      0.48
                                                        =============

   Diluted income per share:
   As reported                                           $      0.49
                                                        =============
   Pro forma                                             $      0.46
                                                        =============

The following table summarizes stock option activity related to the Company's plans for the three months ended July 2, 2006:

                                                                                WEIGHTED-AVERAGE
                                                                                   REMAINING
                                                           WEIGHTED-AVERAGE    CONTRACTUAL LIFE         AGGREGATE
                                             SHARES         EXERCISE PRICE         (IN YEARS)        INTRINSIC VALUE
                                      ----------------------------------------------------------------------------------
   Outstanding at March 31, 2006           1,132,118         $      11.28

       Granted                                30,000                25.74
       Exercised                            (144,218)               11.96
       Cancelled                             (27,500)                7.76
                                      ----------------------------------------------------------------------------------

    Outstanding at July 2, 2006              990,400         $      11.72              6.4            $     10,145
                                      ==================================================================================
    Exercisable at July 2, 2006              607,275         $      12.70              5.2            $      5,585
                                      ==================================================================================

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of July 2, 2006. The aggregate intrinsic value of outstanding options as of July 2, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 940,300 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of July 2, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 587,175 exercisable options that were in-the-money at that date. The Company's closing stock price was $21.74 as of July 2, 2006. The total intrinsic value of stock options exercised during the first quarter of fiscal 2007 was $2,206 ($201 for fiscal 2006).

Cash received from option exercises under all share-based payment arrangements for the quarter ended July 2, 2006 was $1,725. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of July 2, 2006, $1,300 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods of calculating the pool of excess tax benefits.

3.       INVENTORIES

Inventories consisted of the following:
                                            JULY 2,           MARCH 31,
                                             2006               2006
                                          ----------        -----------
At cost - FIFO basis:
Raw materials..........................   $   43,566        $    41,134
Work-in-process........................       13,576             12,199
Finished goods.........................       35,916             33,424
                                          ----------        -----------
                                              93,058             86,757
LIFO cost less than FIFO cost..........      (12,033)           (11,912)
                                          ----------        -----------
Net inventories........................   $   81,025        $    74,845
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

4.       RESTRUCTURING CHARGES

During the first three-months of fiscal 2007, the Company recorded restructuring costs of $4 for severance which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." All of these costs are related to the Products segment. The liability as of July 2, 2006 consists primarily of environmental remediation costs accrued in accordance with SFAS No. 143 and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146.

The following table provides a reconciliation of the activity related to restructuring reserves:

                                                           EMPLOYEE       FACILITY        TOTAL
                                                       ---------------------------------------------
    Reserve at March 31, 2006                              $     59       $    734      $    793
    Fiscal 2007 first quarter restructuring charges               4              -             4
    Cash payments                                               (51)           (78)         (129)
                                                       ---------------------------------------------
    Reserve at July 2, 2006                                $     12       $    656      $    668
                                                       =============================================

5.       NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                   JULY 2,            JULY 3,
                                                    2006               2005
                                                    ----               ----
      Service costs..........................   $    1,049         $    1,088
      Interest cost..........................        1,879              1,737
      Expected return on plan assets.........       (1,831)            (1,654)
      Net amortization.......................          623                508
                                                ----------         ----------
      Net periodic pension cost..............   $    1,720         $    1,679
                                                ==========         ==========

For additional information on the Company's defined benefit pension plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2006.

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                                     THREE MONTHS ENDED
                                                   JULY 2,            JULY 3,
                                                    2006               2005
                                                    ----               ----
      Service costs..........................   $        2         $        2
      Interest cost .........................          161                188
      Amortization of plan net losses........          100                103
                                                ----------         ----------
      Net periodic postretirement cost.......   $      263         $      293
                                                ==========         ==========

For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2006.

6.       INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 44.0% and 18.3% in the fiscal 2007 and 2006 quarters, respectively. The fiscal 2007 percentage varies from the U.S. statutory rate due to $798 of non-deductible stock option expense. The fiscal 2006 percentage varies from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily resulted from non-U.S. taxable income and state taxes on U.S. taxable income. During the fourth quarter of fiscal 2006, as a result of the increased operating performance of the Company over the past several years, the Company reevaluated the certainty as to whether the Company's remaining net operating loss carryforwards and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                                 JULY 2,        JULY 3,
                                                                  2006           2005
                                                                  ----           ----
Numerator for basic and diluted earnings per share:
  Net income                                                  $    5,572      $   7,322
                                                              ==========      =========

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                                   18,431         14,672

  Effect of dilutive employee stock options                          530            357
                                                              ----------      ---------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                                  18,961         15,029
                                                              ==========      =========

During the third quarter of fiscal 2006, the Company registered an additional 3,350,000 shares of its common stock which were sold at $20.00 per share. The number of shares offered by the Company was 3,000,000 and 350,000 were offered by a selling shareholder. The Company did not receive any proceeds from the sale of shares by the selling shareholder.

8.       BUSINESS SEGMENT INFORMATION

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

Segment information as of and for the three months ended July 2, 2006 and July 3, 2005, is as follows:


                                                  THREE MONTHS ENDED JULY 2, 2006
                                                  -------------------------------
                                           PRODUCTS          SOLUTIONS            TOTAL
                                           --------          ---------            -----
 Sales to external customers............ $   128,139        $    18,555       $   146,694
 Income from operations.................      16,809                971            17,780
 Depreciation and amortization..........       1,889                216             2,105
 Total assets...........................     514,909             37,766           552,675

                                                  THREE MONTHS ENDED JULY 3, 2005
                                                  -------------------------------
                                           PRODUCTS          SOLUTIONS            TOTAL
                                           --------          ---------            -----
 Sales to external customers............ $   123,881        $    16,996       $   140,877
 Income from operations.................      14,128                494            14,622
 Depreciation and amortization..........       2,035                297             2,332
 Total assets...........................     452,810             33,451           486,261


9.       SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.


                                                        Parent    Guarantors  Nonguarantors Eliminations  Consolidated
                                                   --------------------------------------------------------------------
AS OF JULY 2, 2006
Current assets:
 Cash and cash equivalents                           $     (501)  $   (1,164)   $  21,592     $        -   $   19,927
 Trade accounts receivable and unbilled revenues         62,869          272       50,852              -      113,993
 Inventories                                             36,220       20,335       26,985         (2,515)      81,025
 Other current assets                                     5,597        1,417       10,609              -       17,623
                                                   --------------------------------------------------------------------
  Total current assets                                  104,185       20,860      110,038         (2,515)     232,568
 Property, plant, and equipment, net                     24,462       11,515       19,684              -       55,661
 Goodwill and other intangibles, net                     89,827       58,035       39,843              -      187,705
 Intercompany                                            87,177      (88,931)     (72,890)        74,644            -
 Other assets                                            93,674      197,328       25,875       (240,136)      76,741
                                                   --------------------------------------------------------------------
  Total assets                                       $  399,325   $  198,807    $ 122,550     $ (168,007)  $  552,675
                                                   ====================================================================


Current liabilities                                  $   44,065   $   18,358    $  48,102     $     (442)  $  110,083
 Long-term debt, less current portion                   176,468            -          505              -      176,973
 Other non-current liabilities                           15,765        8,623       26,661              -       51,049
                                                   --------------------------------------------------------------------
  Total liabilities                                     236,298       26,981       75,268           (442)     338,105

Shareholders' equity                                    163,027      171,826       47,282       (167,565)     214,570
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  399,325   $  198,807    $ 122,550     $ (168,007)  $  552,675
                                                   ====================================================================



FOR THE THREE MONTHS ENDED JULY 2, 2006
Net sales                                            $   71,491   $   42,498    $  45,254     $  (12,549)  $  146,694
Cost of products sold                                    52,145       31,521       33,144        (12,399)     104,411
                                                   --------------------------------------------------------------------
Gross profit                                             19,346       10,977       12,110           (150)      42,283
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             11,276        4,286        8,894              -       24,456
Restructuring charges                                         4            -            -              -            4
Amortization of intangibles                                  25            1           17              -           43
                                                   --------------------------------------------------------------------
                                                         11,305        4,287        8,911              -       24,503
                                                   --------------------------------------------------------------------
Income (loss) from operations                             8,041        6,690        3,199           (150)      17,780
Interest and debt expense (income)                        4,717         (293)          88              -        4,512
Other (income) and expense, net                           4,363           (7)        (786)             -        3,570
                                                   --------------------------------------------------------------------
(Loss) income before income tax expense                  (1,039)       6,990        3,897           (150)       9,698
Income tax expense                                          144        2,784        1,337              -        4,265
                                                   --------------------------------------------------------------------
(Loss) income from continuing operations                 (1,183)       4,206        2,560           (150)       5,433
Income from discontinued operations                         139            -            -              -          139
                                                   --------------------------------------------------------------------
Net (loss) income                                    $   (1,044)  $    4,206    $   2,560     $     (150)  $    5,572
                                                   ====================================================================





                                                      Parent      Guarantors  Nonguarantors Eliminations  Consolidated
                                                   --------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 2, 2006
OPERATING ACTIVITIES:
Net cash provided by operating activities            $    2,021   $      527    $   2,241     $        -   $    4,789
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -           47              -           47
Capital expenditures                                     (1,041)        (145)        (717)             -       (1,903)
Proceeds from discontinued operations note
     receivable - revised                                   139            -            -              -          139
                                                   --------------------------------------------------------------------
Net cash used by investing activities                      (902)        (145)        (670)             -       (1,717)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     1,725            -            -              -        1,725
Net borrowings under revolving line-of-credit
     agreements                                          11,632            -          211              -       11,843
Repayment of debt                                       (42,328)           -           26              -      (42,302)
Deferred financing costs incurred                          (325)           -            -              -         (325)
Other                                                       145            -            -              -          145
                                                   --------------------------------------------------------------------
Net cash (used) provided by financing activities        (29,151)           -          237              -      (28,914)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -          (85)         256              -          171
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                 (28,032)         297        2,064              -      (25,671)
Cash and cash equivalents at beginning of period         27,531       (1,461)      19,528              -       45,598
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $     (501)  $   (1,164)   $  21,592     $        -   $   19,927
                                                   ====================================================================




AS OF MARCH 31, 2006
Current assets:
 Cash and cash equivalents                           $   27,531    $  (1,461)    $ 19,528     $        -   $   45,598
 Trade accounts receivable and unbilled revenues         60,808          157       46,822              -      107,787
 Inventories                                             32,708       18,177       26,325         (2,365)      74,845
 Other current assets                                     4,777        1,446        8,903            550       15,676
                                                   --------------------------------------------------------------------
  Total current assets                                  125,824       18,319      101,578         (1,815)     243,906
 Property, plant, and equipment, net                     24,651       11,703       18,778              -       55,132
 Goodwill and other intangibles, net                     89,808       58,036       39,483              -      187,327
 Intercompany                                            92,325      (93,637)     (73,697)        75,009            -
 Other assets                                            96,548      197,328       25,939       (240,136)      79,679
                                                   --------------------------------------------------------------------
  Total assets                                       $  429,156    $ 191,749     $112,081     $ (166,942)  $  566,044
                                                   ====================================================================


Current liabilities                                  $   48,146    $  15,368     $ 43,306     $      473   $  107,293
 Long-term debt, less current portion                   203,384            -          457              -      203,841
 Other non-current liabilities                           16,305        8,676       25,508              -       50,489
                                                   --------------------------------------------------------------------
  Total liabilities                                     267,835       24,044       69,271            473      361,623

Shareholders' equity                                    161,321      167,705       42,810       (167,415)     204,421
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  429,156    $ 191,749     $112,081     $ (166,942)  $  566,044
                                                   ====================================================================




                                                      Parent      Guarantors  Nonguarantors Eliminations  Consolidated
                                                   --------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JULY 2, 2005
Net sales                                            $   67,049   $   37,922    $  42,193     $   (6,287)  $  140,877
Cost of products sold                                    49,881       28,790       31,495         (5,832)     104,334
                                                   --------------------------------------------------------------------
Gross profit                                             17,168        9,132       10,698           (455)      36,543
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             10,225        3,965        7,643              -       21,833
Restructuring charges                                        26            -            -              -           26
Amortization of intangibles                                  44            1           17              -           62
                                                   --------------------------------------------------------------------
                                                         10,295        3,966        7,660              -       21,921
                                                   --------------------------------------------------------------------
Income (loss) from operations                             6,873        5,166        3,038           (455)      14,622
Interest and debt expense                                 5,573        1,053           90              -        6,716
Other (income) and expense, net                            (181)          (3)        (605)             -         (789)
                                                   --------------------------------------------------------------------
Income (loss) before income tax expense                   1,481        4,116        3,553           (455)       8,695
Income tax expense                                          175          309        1,103              -        1,587
                                                   --------------------------------------------------------------------
Income (loss) from continuing operations                  1,306        3,807        2,450           (455)       7,108
Income from discontinued operations                         214            -            -              -          214
                                                   --------------------------------------------------------------------
Net income (loss)                                    $    1,520   $    3,807    $   2,450     $     (455)  $    7,322
                                                   ====================================================================



FOR THE THREE MONTHS ENDED JULY 2, 2005
OPERATING ACTIVITIES:
Net cash provided (used) by operating activities     $    6,655   $     (160)   $   4,142     $        -   $   10,637
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                        -            -         (688)             -         (688)
Capital expenditures, net                                (1,283)        (151)        (240)             -       (1,674)
Proceeds from discontinued operations note
     receivable - revised                                   214            -            -              -          214
                                                   --------------------------------------------------------------------
Net cash used by investing activities                    (1,069)        (151)        (928)             -       (2,148)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                        1            -            -              -            1
Net borrowings under revolving
     line-of-credit agreements                            4,040            -          165              -        4,205
Repayment of debt                                        (8,109)           -          (77)             -       (8,186)
Deferred financing costs incurred                           (98)           -            -              -          (98)
Other                                                       145            -            -              -          145
                                                   --------------------------------------------------------------------
Net cash (used) provided by financing activities         (4,021)           -           88              -       (3,933)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (166)           8         (250)             -         (408)
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                   1,399         (303)       3,052              -        4,148
Cash and cash equivalents at beginning of period          1,019         (697)       9,157              -        9,479
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $    2,418   $   (1,000)   $  12,209     $        -   $   13,627
                                                   ====================================================================


10.      LOSS CONTINGENCIES

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2031 and March 31, 2082 to range between $5,500 and $19,000 using actuarial parameters of continued claims for a period of 25 to 76 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles, is through March 31, 2031 and ranges from $5,500 to $6,500 as of July 2, 2006. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $6,300 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $250 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


11.      OTHER (INCOME) AND EXPENSE, NET

The following table sets forth the components of other (income) and expense, net:

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                     JULY 2,         JULY 3,
                                                      2006            2005
                                                      ----            ----
      Loss (gain) on bond redemptions............  $   4,583       $    (12)
      Investment income .........................       (474)          (576)
      Interest income............................       (402)          (157)
      Other......................................       (137)           (44)
                                                   ---------       --------
      Total other (income) and expense, net......  $   3,570       $   (789)
                                                   =========       ========


12.      NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is evaluating the impact of adopting FIN 48.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for and reporting of a change in accounting principle. This Statement was effective for changes in accounting methods during fiscal years beginning after December 15, 2005 and did not have a material impact on the Company's consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and did not have a material impact on our consolidated financial statements.

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

Founded  in 1875,  we have grown to our  current  size and  leadership  position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 131-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Integration of the operations of the acquired businesses with our previously existing businesses is substantially complete. Ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, facility rationalization program, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and renewed customer focus.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes development of hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. Our overall order growth rate of approximately 9% for the first quarter of fiscal 2007 compared to fiscal 2006 was a combination of increasing domestic organic sales growth and increasing global sales as a result of our expanding presence in emerging and existing international markets. Management monitors such indicators as U.S. Industrial Capacity Utilization, which has been increasing since July 2003. In addition, we continue to monitor the potential impact of global and domestic trends, including rising energy costs, steel price fluctuations, rising interest rates and uncertainty in some end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. These activities are driving our operating leverage. In furtherance of our facility rationalization projects, we completed the sale of several excess properties during fiscal 2006, generating $2,100 from real estate sales which has been, and will continue to be used to repay our outstanding debt. We will continue to sell surplus real estate resulting from our facility rationalization projects and those sales will result in gains or losses.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35,000 in fiscal 2006 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $38,000 to $43,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, we experienced fluctuations in our costs that we reflected as price increases to our customers. We will continue to monitor our costs and reevaluate our pricing policies. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
Net sales in the fiscal 2007 quarter ended July 2, 2006 were $146,694, up $5,817 or 4.1% from the fiscal 2006 quarter ended July 3, 2005. Sales in the Products segment increased by $4,258 or 3.4% from the previous year's quarter. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $2,300 in the quarter ended July 2, 2006. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $1,100 toward the Products segment increase in sales for the quarter ended July 2, 2006. Sales in the Solutions segment increased 9.2% or $1,559 for the quarter ended July 2, 2006 when compared to the same period in the prior year. The increase in this segment for the quarter ended July 2, 2006 is primarily due to improvement in our tire shredder business. Translation of foreign currencies into U.S. dollars reduced sales in the Solutions segment by $200 for the quarter ended July 2, 2006. Sales in the segments are summarized as follows:

                                                 THREE MONTHS ENDED
                                                 ------------------
                                        JULY 2,     JULY 3,          CHANGE
                                         2006        2005       AMOUNT      %
                                         ----        ----       ------     ---
Products..........................   $  128,139   $ 123,881    $  4,258    3.4
Solutions.........................       18,555      16,996       1,559    9.2
                                     ----------   ---------    --------
Net sales.........................   $  146,694   $ 140,877    $  5,817    4.1
                                     ==========   =========    ========

Gross profit and gross profit margins by operating segment are summarized as follows:

                                               THREE MONTHS ENDED
                                               ------------------
                                        JULY 2, 2006         JULY 3, 2005
                                        ------------         ------------
                                          $        %            $        %
                                         ---      ---          ---      ---
Products..........................   $  39,417   30.8      $  34,220   27.6
Solutions.........................       2,866   15.4          2,323   13.7
                                     ---------             ---------
   Total Gross Profit.............   $  42,283   28.8      $  36,543   25.9
                                     =========             =========

The increase in the gross profit margin for the Products segment is the result of product mix, the realization of operational leverage at increased sales volumes and previous cost containment activities. The Solutions segment gross profit margin was impacted by product mix.

Selling expenses were $15,367 and $13,658 in the fiscal 2007 and 2006 quarters, respectively. The changes in expense dollars were impacted by increased investment in new markets ($450), increased salaries and fringe benefits ($380), stock based and discretionary compensation expense ($225), increased travel, catalog, advertising and promotional expenses ($175), translation from changes in foreign exchange rates ($200) and increased variable selling costs as a result of higher sales volume. As a percentage of consolidated net sales, selling expenses were 10.5% and 9.7% in the fiscal 2007 and 2006 quarters, respectively.

General and administrative expenses were $9,089 and $8,175 in the fiscal 2007 and 2006 quarters, respectively. The increase is primarily the result of stock based compensation expense ($425), increased research and development ($200), increased training, recruiting and relocation expenses ($200). As a percentage of consolidated net sales, general and administrative expenses were 6.2% and 5.8% in the fiscal 2007 and 2006 quarters, respectively.

Restructuring charges were $4 and $26 in the fiscal 2007 and 2006 quarters, respectively.

Amortization of intangibles was $43 and $62 in the fiscal 2007 and 2006 quarters, respectively.

Interest and debt expense was $4,512 and $6,716 in the fiscal 2007 and 2006 quarters, respectively. The decrease is the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 3.1% and 4.8% in the fiscal 2007 and 2006 quarters, respectively.

Other (income) and expense, net was $3,570 and $(789) in the fiscal 2007 and 2006 quarters, respectively. The 2007 quarter expense consisted primarily of a $4,583 loss on early extinguishment of debt, offset by $474 of realized gains and investment income on investments within our captive insurance company portfolio and $402 of interest income. The 2006 quarter income consisted primarily of $576 of realized gains and investment income on investments within our captive insurance company portfolio.

Income tax expense as a percentage of income from continuing operations before income tax expense was 44.0% and 18.3% in the fiscal 2007 and 2006 quarters, respectively. The fiscal 2007 percentage varies from the U.S. statutory rate due to $798 of non-deductible stock option expense. The fiscal 2006 percentage varies from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily resulted from non-U.S. taxable income and state taxes on U.S. taxable income. During the fourth quarter of fiscal 2006, as a result of the increased operating performance of the Company over the past several years, the Company reevaluated the certainty as to whether the Company's remaining net operating loss carryforwards and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Revolving Credit Facility provides availability up to a maximum of $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000 if all Senior Secured 10% Notes (10% Notes) have been repaid in full or will be repaid in full contemporaneously with such increase, or $25,000 in the event that any 10% Notes remain outstanding. The unused portion totaled $52,632, net of outstanding borrowings of $11,632 and outstanding letters of credit of $10,736 as of July 2, 2006. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by our leverage ratio, amounting to 100 or 0 basis points applied to each, respectively. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a restriction on dividend payments.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $136,000 and are due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The 10% Notes issued on July 22, 2003 amounted to $28,836 as of July 2, 2006 and are due August 1, 2010. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The remaining 10% Notes are not entitled to redemption at our option, prior to August 1, 2007. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which includes focus on cash generation for debt repayment. The business plan includes continued implementation of new market penetration, new product development, lean manufacturing, improving working capital utilization, and divestiture of excess facilities.

Net cash provided by operating activities was $4,789 for the quarter ended July 2, 2006 compared to $10,637 for the quarter ended July 3, 2005. The $5,848 decrease is the result of stronger operating performance $3,966 being offset by changes in net working capital components, primarily increased accounts receivable, inventories, prepaid expenses and accounts payable, and decreased accrued liabilities.

Net cash used in investing activities was $1,717 for the quarter ended July 2, 2006 compared to $2,148 for the quarter ended July 3, 2005. The $431 decrease in cash used is the result of sales of marketable equity securities of $47 in fiscal 2007 compared to the purchase of marketable securities of $688 in fiscal 2006. This decrease in net cash used in investing activities was offset by an increase in capital expenditures to $1,903 in fiscal 2007 compared with $1,674 in fiscal 2006.

Net cash used in financing activities was $28,914 for the quarter ended July 2, 2006 compared to $3,993 for the quarter ended July 3, 2005. The $24,921 increase is the result of $34,116 increase in debt repayment, offset by an increase of $7,278 in net borrowings under revolving line of credit agreements and $1,724 of proceeds from stock options exercised.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended July 2, 2006 and July 3, 2005 were $1,903 and $1,674, respectively. We expect capital spending for fiscal 2007 to be in the range of $9 to $10 million compared with $8.4 million in fiscal 2006. Anticipated higher capital expenditures for fiscal 2007 will be primarily directed toward new product development and productivity improvement.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and the ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, U.S. employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases as well as surcharges on certain products, as determined necessary. In the future, we may be further affected by inflation that we may not be able to pass on as price increases or surcharges.

SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, gain or loss on early retirement of bonds, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of rationalization integration costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is evaluating the impact of adopting FIN 48.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for and reporting of a change in accounting principle. This Statement was effective for changes in accounting methods during fiscal years beginning after December 15, 2005 and did not have a material impact on our consolidated results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and did not have a material impact on our consolidated financial statements.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the market risks since the end of Fiscal 2006.


Item 4.    Controls and Procedures

As of July 2, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of July 2, 2006. There were no changes in the Company's internal controls or in other factors during our first quarter ended July 2, 2006.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 1A.   Risk Factors

           No material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended March 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits

    (a)    Exhibits:

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


                                          COLUMBUS MCKINNON CORPORATION
                                          -----------------------------
                                         (Registrant)




Date: AUGUST 11, 2006                     /S/ KAREN L. HOWARD
      ---------------                     -------------------------------------
                                          Karen L. Howard
                                          Vice President and Treasurer and Chief
                                            Financial Officer (Principal
                                            Financial Officer)