Form 10-Q
period 2006-11-09
COLUMBUS MCKINNON CORP; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC
filed 2006-11-09
CIK 1005229, 1263401, 1263400, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 1, 2006

                                       or

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

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares of common  stock  outstanding  as of October  31, 2006 was:
18,762,062 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                 OCTOBER 1, 2006


                                                                          PAGE #
PART I.  FINANCIAL INFORMATION                                            ------

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              October 1, 2006 and March 31, 2006                               2

           Condensed consolidated statements of operations
              and retained earnings - Three months and six
              months ended October 1, 2006 and October 2, 2005                 3

           Condensed consolidated statements of cash flows -
              Six months ended October 1, 2006 and October 2, 2005             4

           Condensed consolidated statements of comprehensive income -
              Three months and six months ended October 1, 2006
              and October 2, 2005                                              5

           Notes to condensed consolidated financial statements -
              October 1, 2006                                                  6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         23

Item 4.    Controls and Procedures                                            23

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          24

Item 1A.   Risk Factors                                                       24

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                         24

Item 3.    Defaults upon Senior Securities - none.                            24

Item 4.    Submission of Matters to a Vote of Security Holders                24

Item 5.    Other Information - none.                                          24

Item 6.    Exhibits                                                           24

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 OCTOBER 1,          MARCH 31,
                                                    2006               2006
                                                 ----------        -----------
                                                 (UNAUDITED)
ASSETS:                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                  $   24,177        $    45,598
      Trade accounts receivable                      94,433             95,726
      Unbilled revenues                              16,832             12,061
      Inventories                                    85,904             74,845
      Prepaid expenses                               18,216             15,676
                                                 ----------        -----------
Total current assets                                239,562            243,906
Property, plant, and equipment, net                  54,542             55,132
Goodwill and other intangibles, net                 187,685            187,327
Marketable securities                                27,149             27,596
Deferred taxes on income                             37,355             46,065
Other assets                                          5,463              6,018
                                                 ----------        -----------
Total assets                                     $  551,756        $   566,044
                                                 ==========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                     $    7,616        $     5,798
      Trade accounts payable                         41,105             39,311
      Accrued liabilities                            59,344             61,264
      Restructuring reserve                             421                793
      Current portion of long-term debt                 215                127
                                                 ----------        -----------
Total current liabilities                           108,701            107,293
Senior debt, less current portion                    32,220             67,841
Subordinated debt                                   136,000            136,000
Other non-current liabilities                        50,693             50,489
                                                 ----------        -----------
Total liabilities                                   327,614            361,623
                                                 ----------        -----------
Shareholders' equity
      Common stock                                      187                185
      Additional paid-in capital                    173,085            170,081
      Retained earnings                              65,038             51,152
      ESOP debt guarantee                            (3,705)            (3,996)
      Unearned restricted stock                           -                (22)
      Accumulated other comprehensive loss          (10,463)           (12,979)
                                                 ----------        -----------
Total shareholders' equity                          224,142            204,421
                                                 ----------        -----------
Total liabilities and shareholders' equity       $  551,756        $   566,044
                                                 ==========        ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       ------------------                  ----------------
                                                   OCTOBER 1,       OCTOBER 2,        OCTOBER 1,        OCTOBER 2,
                                                      2006             2005              2006              2005
                                                      ----             ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net sales                                         $   144,225      $   134,712       $   290,919       $   275,589
Cost of products sold                                 105,208           99,554           209,619           203,888
                                                  -----------      -----------       -----------       -----------
Gross profit                                           39,017           35,158            81,300            71,701
                                                  -----------      -----------       -----------       -----------

Selling expenses                                       14,739           13,080            30,106            26,738
General and administrative expenses                     8,540            8,539            17,629            16,714
Restructuring charges                                    (410)             211              (406)              237
Amortization of intangibles                                44               61                87               123
                                                  -----------      -----------       -----------       -----------
                                                       22,913           21,891            47,416            43,812
                                                  -----------      -----------       -----------       -----------

Income from operations                                 16,104           13,267            33,884            27,889
Interest and debt expense                               4,176            6,633             8,688            13,349
Other (income) and expense, net                        (1,066)           1,864             2,504             1,075
                                                  -----------      -----------       -----------       -----------
Income before income tax expense                       12,994            4,770            22,692            13,465
Income tax expense                                      4,898            1,721             9,163             3,308
                                                  -----------      -----------       -----------       -----------
Income from continuing operations                       8,096            3,049            13,529            10,157
Income from discontinued operations (net of tax)          218              214               357               428
                                                  -----------      -----------       -----------       -----------
Net income                                              8,314            3,263            13,886            10,585
Retained earnings
    (accumulated deficit) - beginning of period        56,724           (1,322)           51,152            (8,644)
                                                  -----------      -----------       -----------       -----------
Retained earnings - end of period                 $    65,038      $     1,941       $    65,038       $     1,941
                                                  ===========      ===========       ===========       ===========

Basic income per share:
   Income from continuing operations              $      0.44      $      0.21       $      0.73       $      0.69
   Income from discontinued operations                   0.01             0.01              0.02              0.03
                                                  -----------      -----------       -----------       -----------
   Net income                                     $      0.45      $      0.22       $      0.75       $      0.72
                                                  ===========      ===========       ===========       ===========

Diluted income per share:
   Income from continuing operations              $      0.43      $      0.20       $      0.71       $      0.67
   Income from discontinued operations                   0.01             0.01              0.02              0.03
                                                  -----------      -----------       -----------       -----------
   Net income                                     $      0.44      $      0.21       $      0.73       $      0.70
                                                  ===========      ===========       ===========       ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                             SIX MONTHS ENDED
                                                                             ----------------
                                                                      OCTOBER 1,         OCTOBER 2,
                                                                         2006               2005
                                                                      ----------        -----------
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                     $   13,529        $    10,157
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                         4,208              4,651
     Deferred income taxes                                                 8,710              1,795
     Gain on sale of real estate/investments                              (1,170)            (1,547)
     Loss on early retirement of bonds                                     3,780              2,407
     Stock compensation expense                                              866                  -
     Amortization/write-off of deferred financing costs                    1,148              1,563
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                (1,934)              (417)
           Inventories                                                   (10,532)              (301)
           Prepaid expenses                                               (2,521)               (97)
           Other assets                                                     (258)              (202)
           Trade accounts payable                                          1,102              4,666
           Accrued and non-current liabilities                            (1,967)             1,487
                                                                      ----------        -----------
Net cash provided by operating activities                                 14,961             24,162
                                                                      ----------        -----------

INVESTING ACTIVITIES:
Sale of marketable securities, net                                           777                475
Capital expenditures                                                      (4,336)            (3,761)
Proceeds from sale of facilities and surplus real estate                   2,051              2,091
Proceeds from discontinued operations note receivable - revised              357                428
                                                                      ----------        -----------
Net cash used by investing activities                                     (1,151)              (767)
                                                                      ----------        -----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock/options exercised                   2,051              2,729
Net borrowings (payments) under revolving
     line-of-credit agreements                                             1,571             (1,110)
Repayment of debt                                                        (39,325)          (126,953)
Proceeds from issuance of long-term debt                                       -            136,000
Deferred financing costs incurred                                           (395)            (1,566)
Other                                                                        291                294
                                                                      ----------        -----------
Net cash (used) provided by financing activities                         (35,807)             9,394
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      576                267
                                                                      ----------        -----------
Net change in cash and cash equivalents                                  (21,421)            33,056
Cash and cash equivalents at beginning of period                          45,598              9,479
                                                                      ----------        -----------
Cash and cash equivalents at end of period                            $   24,177        $    42,535
                                                                      ==========        ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           ------------------               ----------------
                                                       OCTOBER 1,     OCTOBER 2,       OCTOBER 1,       OCTOBER 2,
                                                          2006           2005             2006             2005
                                                          ----           ----             ----             ----
                                                                              (IN THOUSANDS)

Net income                                            $    8,314      $    3,263       $   13,886       $   10,585
                                                      ----------      ----------       ----------       ----------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                  306           1,171            2,656           (1,974)
   Unrealized gain (loss) on investments:
     Unrealized holding gains arising
       during the period                                     536             653              329            1,024
     Reclassification adjustment for
       gains included in net income                         (153)           (541)            (469)            (991)
                                                      ----------      ----------       ----------       ----------
                                                             383             112             (140)              33
                                                      ----------      ----------       ----------       ----------
Total other comprehensive income (loss)                      689           1,283            2,516           (1,941)
                                                      ----------      ----------       ----------       ----------
Comprehensive income                                  $    9,003      $    4,546       $   16,402       $    8,644
                                                      ==========      ==========       ==========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 OCTOBER 1, 2006

1.       DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at October 1, 2006, and the results of its operations and its cash flows for the three and six-month periods ended October 1, 2006 and October 2, 2005, have been included. Results for the period ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2006.

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

2.       STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The adoption of SFAS 123(R) resulted in $68 and $866 of non-deductible incentive stock option expense in the quarter and six months ended October 1, 2006, respectively. Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

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

LONG TERM INCENTIVE PLAN

Effective July 31, 2006, the shareholders of the Company approved the adoption of our Long Term Incentive Plan (LTIP). The total number of shares of common stock with respect to which awards may be granted under the plan is 850,000. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses. A maximum of 600,000 shares may be awarded as restricted stock, restricted stock units, or stock bonuses.

During the first six months of fiscal 2007, a total of 9,390 shares of stock and 7,200 restricted stock units were granted under the LTIP to the Company's non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares and units was $19.17.

As of October 1, 2006, there were 833,410 shares available for future grants under the Long Term Incentive Plan.

STOCK OPTION PLANS

Existing prior to the adoption of the LTIP, the Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. As of October 1, 2006, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified Plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

FAIR VALUE OF STOCK OPTIONS

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The weighted-average fair value of the options was $13.30 for options granted during the six months ended October 1, 2006. No options were granted during the six months ended October 2, 2005. The following table provides the weighted-average assumptions used to value stock options granted during the six months ended October 1, 2006:

                                                     SIX MONTHS ENDED
                                                      OCTOBER 1, 2006
                                                  -----------------------
Assumptions:
     Risk-free interest rate....................              5.0 %
     Dividend yield--Incentive Plan.............              0.0 %
     Volatility factor..........................              0.595
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

STOCK OPTION ACTIVITY

The following table summarizes stock option activity related to the Company's previously existing stock option plans for the six months ended October 1, 2006:


                                                                              WEIGHTED-AVERAGE
                                                                                 REMAINING
                                                         WEIGHTED-AVERAGE     CONTRACTUAL LIFE        AGGREGATE
                                          SHARES          EXERCISE PRICE         (IN YEARS)        INTRINSIC VALUE
                                      ----------------------------------------------------------------------------
    Outstanding at March 31, 2006        1,132,118         $      11.28

       Granted                              50,000                22.98
       Exercised                          (168,468)               11.11
       Cancelled                           (27,500)                7.76
                                      ----------------------------------------------------------------------------
    Outstanding at October 1, 2006         986,150         $      12.00                 6.2        $      7,010
                                      ============================================================================
    Exercisable at October 1, 2006         588,025         $      12.92                 4.8        $      3,623
                                      ============================================================================

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of October 1, 2006. The aggregate intrinsic value of outstanding options as of October 1, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 682,950 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of October 1, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 379,825 exercisable options that were in-the-money at that date. The Company's closing stock price was $18.03 as of October 1, 2006. The total intrinsic value of stock options exercised during the first six months of fiscal 2007 was $2,529 ($2,415 for fiscal 2006). As of October 1, 2006, there are 149,600 options available for future grants under the two stock option plans.

Cash received from option exercises under all share-based payment arrangements for the six months ended October 1, 2006 was $1,871. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of October 1, 2006, $1,679 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.

PRO FORMA INFORMATION UNDER SFAS N0. 123 FOR PERIODS PRIOR TO FISCAL 2007

Prior to April 1, 2006, the Company accounted for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed.

The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the comparable prior year periods is as follows:

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            OCTOBER 2, 2005           OCTOBER 2, 2005
                                                        ------------------------   ----------------------
   Net income, as reported                                     $   3,263                  $ 10,585
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                                    (233)                     (579)
                                                        ------------------------   ----------------------
   Net income, pro forma                                       $   3,030                  $ 10,006
                                                        ========================   ======================

   Basic income per share:
   As reported                                                 $    0.22                  $   0.72
                                                        ========================   ======================
   Pro forma                                                   $    0.20                  $   0.68
                                                        ========================   ======================

   Diluted income per share:
   As reported                                                 $    0.21                  $   0.70
                                                        ========================   ======================
   Pro forma                                                   $    0.20                  $   0.66
                                                        ========================   ======================

RESTRICTED STOCK

Also existing prior to the adoption of the LTIP, the Company maintains a Restricted Stock Plan. The Company charges compensation expense and shareholders' equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of October 1, 2006, there were 48,000 shares available for future grants under the Restricted Stock Plan.

During the first six months of Fiscal 2007, no shares of restricted stock were granted. As of October 1, 2006, there are 2,000 shares of restricted stock outstanding with a weighted average fair value grant price of $16.25.

3.       INVENTORIES

Inventories consisted of the following:
                                             OCTOBER 1,          MARCH 31,
                                                2006               2006
                                             ----------        -----------
At cost - FIFO basis:
    Raw materials.....................       $   47,917        $    41,134
    Work-in-process...................           13,258             12,199
    Finished goods....................           36,866             33,424
                                             ----------        -----------
                                                 98,041             86,757
LIFO cost less than FIFO cost.........          (12,137)           (11,912)
                                             ----------        -----------
Net inventories.......................       $   85,904        $    74,845
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


4.       RESTRUCTURING CHARGES

In the second quarter of fiscal 2006 we completed the sale of a previously closed facility which resulted in the reversal of $410 of restructuring charges within the Products segment, including $216 of gain on the sale of a non-operating property that had been written down in previous periods. The liability as of October 2, 2005 consists primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

The following table provides a reconciliation of the activity related to restructuring reserves:

                                                                     EMPLOYEE          FACILITY           TOTAL
                                                               -----------------------------------------------------
    Reserve at March 31, 2006                                      $        59       $       734      $       793
    Fiscal 2007 first quarter restructuring charges                          4                 -                4
    Cash payments                                                          (51)              (78)            (129)
                                                               -----------------------------------------------------
    Reserve at July 2, 2006                                        $        12       $       656      $       668
    Fiscal 2007 second quarter restructuring charge reversal                 -              (410)            (410)
    Cash payments                                                          (12)              (41)             (53)
    Gain on sale of a non-operating facility                                 -               216              216
                                                               -----------------------------------------------------
    Reserve at October 1, 2006                                     $         -       $       421      $       421
                                                               =====================================================

5.       NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ------------------                 ----------------
                                           OCTOBER 1,     OCTOBER 2,          OCTOBER 1,     OCTOBER 2,
                                              2006           2005                2006           2005
                                              ----           ----                ----           ----
      Service costs....................    $   1,049      $   1,088           $   2,098      $   2,176
      Interest cost....................        1,878          1,737               3,757          3,474
      Expected return on plan assets...       (1,830)        (1,654)             (3,661)        (3,308)
      Net amortization.................          623            508               1,246          1,016
                                           ---------      ---------           ---------      ---------
      Net periodic pension cost........    $   1,720      $   1,679           $   3,440      $   3,358
                                           =========      =========           =========      =========

For additional information on the Company's defined benefit pension plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2006.

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                               ------------------              ----------------
                                             OCTOBER 1,   OCTOBER 2,        OCTOBER 1,   OCTOBER 2,
                                                2006         2005              2006         2005
                                                ----         ----              ----         ----
      Service costs......................      $    1       $    4            $    3       $    8
      Interest cost .....................         161          188               322          376
      Amortization of plan net losses....         100          101               200          202
                                               ------       ------            ------       ------
      Net periodic postretirement cost...      $  262       $  293            $  525       $  586
                                               ======       ======            ======       ======

For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2006.

6.       INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 37.7%, 36.1%, 40.4%, and 24.6% in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively. The six month fiscal 2007 percentage varies from the U.S. statutory rate due to $866 of non-deductible stock option expense in the period. The six month fiscal 2006 percentage varies from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved. Therefore, income tax expense primarily resulted from non-U.S. taxable income and state taxes on U.S. taxable income. The effective income tax rate in the second quarter of fiscal 2006 reflects the $3,330 loss on early extinguishment of debt which reduced U.S. taxable income, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards. During the fourth quarter of fiscal 2006, as a result of the improved operating performance of the Company over the past several years, the Company reevaluated the certainty as to whether the Company's remaining net operating loss carryforwards and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed as of March 31, 2006. As of October 1, 2006, the Company had U.S. federal net operating loss carry-forwards of approximately $61,500.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      ------------------                ----------------
                                                   OCTOBER 1,   OCTOBER 2,          OCTOBER 1,    OCTOBER 2,
                                                      2006         2005                2006          2005
                                                      ----         ----                ----          ----
Numerator for basic and diluted earnings per share:
  Net income                                        $  8,314     $  3,263            $ 13,886      $10,585
                                                    ========     ========            ========      =======

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                       18,500       14,845              18,465       14,757

  Effect of dilutive employee stock options
      and awards                                         373          586                 452          470
                                                    --------     --------            --------      -------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                      18,873       15,431              18,917       15,227
                                                    ========     ========            ========      =======

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

Segment information as of and for the six months ended October 1, 2006 and October 2, 2005, is as follows:

                                                SIX MONTHS ENDED OCTOBER 1, 2006
                                                --------------------------------
                                         PRODUCTS          SOLUTIONS           TOTAL
                                         --------          ---------           -----
 Sales to external customers.......... $   257,176        $    33,743       $   290,919
 Income from operations...............      33,848                 36            33,884
 Depreciation and amortization........       3,775                433             4,208
 Total assets.........................     513,364             38,392           551,756

                                                SIX MONTHS ENDED OCTOBER 2, 2005
                                                --------------------------------
                                         PRODUCTS          SOLUTIONS           TOTAL
                                         --------          ---------           -----
 Sales to external customers.......... $   244,555        $    31,034       $   275,589
 Income from operations...............      26,820              1,069            27,889
 Depreciation and amortization........       4,059                592             4,651
 Total assets.........................     477,646             31,122           508,768


9.       SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
AS OF OCTOBER 1, 2006
Current assets:
 Cash and cash equivalents                           $      971   $   (1,551)   $  24,757     $        -   $   24,177
 Trade accounts receivable and unbilled revenues         60,249          224       50,792              -      111,265
 Inventories                                             39,572       21,417       27,430         (2,515)      85,904
 Other current assets                                     4,978        1,427       11,811              -       18,216
                                                   --------------------------------------------------------------------
  Total current assets                                  105,770       21,517      114,790         (2,515)     239,562
 Property, plant, and equipment, net                     23,146       11,640       19,756              -       54,542
 Goodwill and other intangibles, net                     89,818       58,035       39,832              -      187,685
 Intercompany                                            85,704      (86,369)     (73,751)        74,416            -
 Other assets                                            87,276      197,328       25,499       (240,136)      69,967
                                                   --------------------------------------------------------------------
  Total assets                                       $  391,714   $  202,151    $ 126,126     $ (168,235)  $  551,756
                                                   ====================================================================


Current liabilities                                  $   43,177   $   18,787    $  47,407     $     (670)  $  108,701
 Long-term debt, less current portion                   164,836            -        3,384              -      168,220
 Other non-current liabilities                           15,778        8,682       26,233              -       50,693
                                                   --------------------------------------------------------------------
  Total liabilities                                     223,791       27,469       77,024           (670)     327,614

Shareholders' equity                                    167,923      174,682       49,102       (167,565)     224,142
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  391,714   $  202,151    $ 126,126     $ (168,235)  $  551,756
                                                   ====================================================================



FOR THE SIX MONTHS ENDED OCTOBER 1, 2006
Net sales                                            $  141,257   $   85,164    $  89,388     $  (24,890)  $  290,919
Cost of products sold                                   104,169       63,432       66,758        (24,740)     209,619
                                                   --------------------------------------------------------------------
Gross profit                                             37,088       21,732       22,630           (150)      81,300
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             21,477        8,470       17,788              -       47,735
Restructuring charges                                      (406)           -            -              -         (406)
Amortization of intangibles                                  52            1           34              -           87
                                                   --------------------------------------------------------------------
                                                         21,123        8,471       17,822              -       47,416
                                                   --------------------------------------------------------------------
Income (loss) from operations                            15,965       13,261        4,808           (150)      33,884
Interest and debt expense                                 6,572        1,968          148              -        8,688
Other (income) and expense, net                           4,221         (406)      (1,311)             -        2,504
                                                   --------------------------------------------------------------------
Income (loss) before income tax expense                   5,172       11,699        5,971           (150)      22,692
Income tax expense                                        2,246        4,653        2,264              -        9,163
                                                   --------------------------------------------------------------------
Income (loss) from continuing operations                  2,926        7,046        3,707           (150)      13,529
Income from discontinued operations                         357            -            -              -          357
                                                   --------------------------------------------------------------------
Net income (loss)                                    $    3,283   $    7,046    $   3,707     $     (150)  $   13,886
                                                   ====================================================================






                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
FOR THE SIX MONTHS ENDED OCTOBER 1, 2006
OPERATING ACTIVITIES:
Net cash provided by operating activities            $   14,203   $      171    $     587     $        -   $   14,961
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -          777              -          777
Capital expenditures                                     (2,394)        (588)      (1,354)             -       (4,336)
Proceeds from sale of facilities and surplus real
     estate                                               1,655          396            -              -        2,051
Proceeds from discontinued operations note
     receivable - revised                                   357            -            -              -          357
                                                   --------------------------------------------------------------------
Net cash used by investing activities                      (382)        (192)        (577)             -       (1,151)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     2,051            -            -              -        2,051
Net borrowings under revolving
     line-of-credit agreements                                -            -        1,571              -        1,571
(Repayment) borrowings of debt                          (42,328)           -        3,003              -      (39,325)
Deferred financing costs incurred                          (395)           -            -              -         (395)
Other                                                       291            -            -              -          291
                                                   --------------------------------------------------------------------
Net cash (used) provided by financing
     activities                                         (40,381)           -        4,574              -      (35,807)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -          (69)         645              -          576
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                 (26,560)         (90)       5,229              -      (21,421)
Cash and cash equivalents at beginning of period         27,531       (1,461)      19,528              -       45,598
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $      971   $   (1,551)   $  24,757     $        -   $   24,177
                                                   ====================================================================




AS OF MARCH 31, 2006
Current assets:
 Cash and cash equivalents                           $   27,531    $  (1,461)    $ 19,528     $        -   $   45,598
 Trade accounts receivable and unbilled revenues         60,808          157       46,822              -      107,787
 Inventories                                             32,708       18,177       26,325         (2,365)      74,845
 Other current assets                                     4,777        1,446        8,903            550       15,676
                                                   --------------------------------------------------------------------
  Total current assets                                  125,824       18,319      101,578         (1,815)     243,906
 Property, plant, and equipment, net                     24,651       11,703       18,778              -       55,132
 Goodwill and other intangibles, net                     89,808       58,036       39,483              -      187,327
 Intercompany                                            92,325      (93,637)     (73,697)        75,009            -
 Other assets                                            96,548      197,328       25,939       (240,136)      79,679
                                                   --------------------------------------------------------------------
  Total assets                                       $  429,156    $ 191,749     $112,081     $ (166,942)  $  566,044
                                                   ====================================================================


Current liabilities                                  $   48,146    $  15,368     $ 43,306     $      473   $  107,293
 Long-term debt, less current portion                   203,384            -          457              -      203,841
 Other non-current liabilities                           16,305        8,676       25,508              -       50,489
                                                   --------------------------------------------------------------------
  Total liabilities                                     267,835       24,044       69,271            473      361,623

Shareholders' equity                                    161,321      167,705       42,810       (167,415)     204,421
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  429,156    $ 191,749     $112,081     $ (166,942)  $  566,044
                                                   ====================================================================



                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
FOR THE SIX MONTHS ENDED OCTOBER 2, 2005
Net sales                                            $  133,203   $   74,059    $  80,228     $  (11,901)  $  275,589
Cost of products sold                                    99,422       55,921       59,041        (10,496)     203,888
                                                   --------------------------------------------------------------------
Gross profit                                             33,781       18,138       21,187         (1,405)      71,701
Selling, general and administrative expenses             20,193        8,014       15,245              -       43,452
Restructuring charges                                       159            -           78              -          237
Amortization of intangibles                                  88            1           34              -          123
                                                   --------------------------------------------------------------------
                                                         20,440        8,015       15,357              -       43,812
                                                   --------------------------------------------------------------------
Income (loss) from operations                            13,341       10,123        5,830         (1,405)      27,889
Interest and debt expense                                10,929        2,254          166              -       13,349
Other (income) and expense, net                           2,904           28       (1,857)             -        1,075
                                                   --------------------------------------------------------------------
(Loss) income before income tax expense                    (492)       7,841        7,521         (1,405)      13,465
Income tax expense                                          349          683        2,276              -        3,308
                                                   --------------------------------------------------------------------
(Loss) income from continuing operations                   (841)       7,158        5,245         (1,405)      10,157
Income from discontinued operations                         428            -            -              -          428
                                                   --------------------------------------------------------------------
Net (loss) income                                    $     (413)  $    7,158    $   5,245     $   (1,405)  $   10,585
                                                   ====================================================================



FOR THE SIX MONTHS ENDED OCTOBER 2, 2005
OPERATING ACTIVITIES:
Net cash provided by operating activities            $    7,543   $    8,507    $   8,112     $        -   $   24,162
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -          475              -          475
Capital expenditures                                     (2,030)        (644)      (1,087)             -       (3,761)
Proceeds from sale of facilities and surplus real
     estate                                                   -          468        1,623              -        2,091
Proceeds from discontinued operations note
     receivable - revised                                   428            -            -              -          428
                                                   --------------------------------------------------------------------
Net cash (used) provided by investing activities         (1,602)        (176)       1,011              -         (767)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     2,729            -            -              -        2,729
Net borrowings (payments) under revolving
     line-of-credit agreements                              240            -       (1,350)             -       (1,110)
Repayment of debt                                      (126,831)           -         (122)             -     (126,953)
Proceeds from issuance of long-term debt                136,000            -            -              -      136,000
Deferred financing costs incurred                        (1,566)           -            -              -       (1,566)
Dividends paid                                            8,854       (8,854)           -              -            -
Other                                                       294            -            -              -          294
                                                   --------------------------------------------------------------------
Net cash provided (used) by financing activities         19,720       (8,854)      (1,472)             -        9,394
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (257)          11          513              -          267
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                  25,404         (512)       8,164              -       33,056
Cash and cash equivalents at beginning of period          1,019         (697)       9,157              -        9,479
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $   26,423   $   (1,209)   $  17,321     $        -   $   42,535
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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2032 and March 31, 2083 to range between $4,600 and $22,800 using actuarial parameters of continued claims for a period of 25 to 76 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles, is through March 31, 2032 and ranges from $7,000 to $8,000 as of October 1, 2006. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $7,500 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $300 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


11.      OTHER (INCOME) AND EXPENSE, NET

The following table sets forth the components of other (income) and expense, net:

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                ------------------                ----------------
                                              OCTOBER 1,   OCTOBER 2,          OCTOBER 1,   OCTOBER 2,
                                                 2006         2005                2006         2005
                                                 ----         ----                ----         ----
      Cost of bond redemptions...............  $     -      $ 3,341             $ 4,583      $ 3,329
      Investment income .....................     (312)        (690)               (786)      (1,266)
      Interest income........................     (203)        (223)               (605)        (380)
      Gain on sale of real estate............     (396)        (469)               (396)        (469)
      Other..................................     (155)         (95)               (292)        (139)
                                               -------      -------             -------      -------
      Total other (income) and expense, net..  $(1,066)     $ 1,864             $ 2,504      $ 1,075
                                               =======      =======             =======      =======

12.      NEW ACCOUNTING STANDARDS

In  June  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is assessing the impact the adoption of FIN 48 will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company is assessing the impact the adoption of SFAS No. 158 will have on the Company's consolidated financial position and results of operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (DOLLAR AMOUNTS IN THOUSANDS)

EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific or standard material handling systems and solutions for end-users to improve work station and facility-wide work flow.

Founded  in 1875,  we have grown to our  current  size and  leadership  position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 131-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing integration of these businesses includes improving our productivity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and renewed customer focus.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes the recent introduction of powered hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. We have recently reorganized our management team to align with these strategic initiatives. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. Our overall order growth rate of approximately 9% for the first six months of fiscal 2007 compared to fiscal 2006 was a combination of increasing domestic organic sales growth and increasing global sales as a result of our expanding presence in emerging and existing international markets. Management monitors U.S. Industrial Capacity Utilization, which has been increasing since July 2003, as an indicator of anticipated demand for out product. In addition, we continue to monitor the potential impact of other global and domestic trends, including energy costs, steel price fluctuations, interest rates and activity in a variety of end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. These activities are driving our operating leverage. In furtherance of our facility rationalization projects, we completed the sale of several excess properties during fiscal 2006 and the first six months of fiscal 2007, generating $4,100 from real estate sales which has been, and will continue to be used to repay our outstanding debt.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35,000 in fiscal 2006 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $40,000 to $45,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, we experienced fluctuations in our costs that we reflected as price increases to our customers. We will continue to monitor our costs and reevaluate our pricing policies. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
Net sales in the fiscal 2007 quarter ended October 1, 2006 were $144,225, up $9,513 or 7.1% from the fiscal 2006 quarter ended October 2, 2005. Net sales for the six months ended October 1, 2006 were $290,919, an increase of $15,330 or 5.6% from the six months ended October 2, 2005. Sales in the Products segment increased by $8,363 or 6.9% from the previous year's quarter and $12,621 or 5.2% from the previous year's six-month period then ended. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $1,100 and $3,400 in the quarter and six months ended October 1, 2006, respectively. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $1,200 and $2,300 toward the Products segment increase in sales for the quarter and six-month period ended October 1, 2006, respectively. Sales in the Solutions segment increased 8.2% or $1,150 for the quarter and 8.7% or $2,709 for the six months ended October 1, 2006 when compared with the same periods in the prior year. The increase in this segment is due to increased volume at our tire shredder division and in our European conveyor business. Translation of foreign currencies into U.S. dollars contributed $300 and $100 toward the Solutions segment increase in sales for the quarter and six-months ended October 1, 2006. Sales in the segments are summarized as follows:

                                 THREE MONTHS ENDED                             SIX MONTHS ENDED
                                 ------------------                             ----------------
                       OCT. 1,      OCT. 2,         CHANGE           OCT. 1,      OCT. 2,          CHANGE
                        2006         2005       AMOUNT     %          2006         2005        AMOUNT     %
                        ----         ----       ------    --          ----         ----        ------    ---
Products            $  129,037   $  120,674    $  8,363   6.9     $  257,176    $ 244,555    $  12,621   5.2
Solutions               15,188       14,038       1,150   8.2         33,743       31,034        2,709   8.7
                    ----------   ----------    --------           ----------    ---------    ---------
Net sales           $  144,225   $  134,712    $  9,513   7.1     $  290,919    $ 275,589    $  15,330   5.6
                    ==========   ==========    ========           ==========    =========    =========


Gross profits and gross profit margins by operating segment are summarized as follows:

                                      THREE MONTHS ENDED                            SIX MONTHS ENDED
                                      ------------------                            ----------------
                               OCT. 1, 2006        OCT. 2, 2005             OCT. 1, 2006        OCT. 2, 2005
                               ------------        ------------             ------------        ------------
                                  $        %          $        %               $        %          $        %
                                 ---      ---        ---      ---             ---      ---        ---      ---
Products                     $  37,896   29.4    $  32,665   27.1         $  77,313   30.1    $  66,885   27.3
Solutions                        1,121    7.4        2,493   17.8             3,987   11.8        4,816   15.5
                             ---------           ---------                ---------           ---------
Total Gross Profit           $  39,017   27.1    $  35,158   26.1         $  81,300   27.9    $  71,701   26.0
                             =========           =========                =========           =========

The increase in the gross profit margin for the Products segment is the result of product mix, the realization of operational leverage at increased sales volumes and ongoing cost containment activities. The Solutions segment gross profit margin was impacted by weak performance at our European conveyor business as a result of cost overruns on one specific project, less than desired order activity, and unfavorable project mix.

Selling expenses were $14,739,  $13,080, $30,106, and $26,738 in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively. The changes in expense dollars were impacted by increased investment in new markets ($450 and $800 for the quarter and six-month period ended October 1, 2006, respectively), translation from changes in foreign exchange rates ($200 and $400 for the quarter and six-month period ended October 1, 2006, respectively) and increased variable selling costs as a result of higher sales volume and execution of our strategic growth initiates. As a percentage of consolidated net sales, selling expenses were 10.2%, 9.7%, 10.3%, and 9.7% in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively.

General and administrative expenses were $8,540, $8,539, $17,629, and $16,714 in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively. The fiscal 2007 six-month data is higher than the prior year due to the result of stock based compensation expense ($450), increased research and development ($350), and increased training, recruiting and relocation expenses ($300). As a percentage of consolidated net sales, general and administrative expenses were 5.9%, 6.3%, 6.1% and 6.1% in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively.

Restructuring charges were ($410), $211, ($406), and $237 in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively. The reversal of restructuring charges in fiscal 2007 resulted from the sale of a previously closed facility and included $216 of gain on the sale of the property that had been written down in previous periods.

Amortization of intangibles was $44, $61, $87, and $123 in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively.

Interest and debt expense was $4,176, $6,633, $8,688, and $13,349 in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively. These decreases are the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 2.9%, 4.9%, 3.0% and 4.8% in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively.

Other (income) and expense, net was ($1,066), $1,864, $2,504 and $1,075 in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively. The following table sets forth the components of other (income) and expense, net:


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                ------------------                ----------------
                                              OCTOBER 1,   OCTOBER 2,          OCTOBER 1,   OCTOBER 2,
                                                 2006         2005                2006         2005
                                                 ----         ----                ----         ----
      Cost of bond redemptions...............  $     -      $ 3,341             $ 4,583      $ 3,329
      Investment income .....................     (312)        (690)               (786)      (1,266)
      Interest income........................     (203)        (223)               (605)        (380)
      Gain on sale of real estate............     (396)        (469)               (396)        (469)
      Other..................................     (155)         (95)               (292)        (139)
                                               -------      -------             -------      -------
      Total other (income) and expense, net..  $(1,066)     $ 1,864             $ 2,504      $ 1,075
                                               =======      =======             =======      =======

Income tax expense as a percentage of income from continuing operations before income tax expense was 37.7%, 36.1%, 40.4%, and 24.6% in the fiscal 2007 and 2006 quarters and the six-month periods then ended, respectively. The six month fiscal 2007 percentage varies from the U.S. statutory rate due to $866 of non-deductible stock option expense in the period. The six month fiscal 2006 percentage varies from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved. Therefore, income tax expense primarily resulted from non-U.S. taxable income and state taxes on U.S. taxable income. The higher effective income tax rate in the second quarter of fiscal 2006 reflects the $3,330 loss on early extinguishment of debt which reduced U.S. taxable income, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards. During the fourth quarter of fiscal 2006, as a result of the improved operating performance of the Company over the past several years, the Company reevaluated the certainty as to whether the Company's remaining net operating loss carryforwards and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed as of March 31, 2006. As of October 1, 2006, the Company had U.S. federal net operating loss carry-forwards of approximately $61,500.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $24,177 at October 1, 2006, an increase of $4,250 from the July 2, 2006 balance of $19,927.

Net cash provided by operating activities was $14,961 for the six months ended October 1, 2006 compared to $24,162 for the six months ended October 2, 2005. The $9,201 decrease is the result of $21,246 of changes in net working capital components, primarily $10,532 of increased inventory (a surge in demand for larger capacity equipment, timing of offshore purchases, buying ahead of a known price increase, and adjustments for longer lead times on certain types of steel) and decreased accounts payable and accrued liabilities, offset by a $3,372 increase in income from continuing operations, and $6,915 increase in the benefit from deferred income taxes.

Net cash used in investing activities was $1,151 for the six months ended October 1, 2006 compared to $767 for the six months ended October 2, 2005. The $384 increase in net cash used in investing activities was the result of an increase in capital expenditures to $4,336 in fiscal 2007 compared to $3,761 in fiscal 2006.

Net cash used in financing activities was $35,807 for the six months ended October 1, 2006 compared to $9,394 of net cash provided by financing activities for the six months ended October 2, 2005. The net cash used in financing activities for the six months ended October 1, 2006 consisted of $39,325 of debt repayments, partially offset by $2,051 of proceeds from the issuance of common stock and stock options exercised, and $1,571 of borrowings under revolving line of credit agreements. The net cash provided by financing activities for the six months ended October 2, 2005 consisted of $136,000 of proceeds from the issuance of long term debt, and $2,729 of proceeds from stock options exercised, offset by $126,953 of debt repayments, $1,110 of payments under revolving line of credit agreements and $1,566 of deferred financing costs incurred in association with our issuance of the 8 7/8% Notes.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which includes focus on cash generation for debt repayment. The business plan includes continued implementation of new market penetration, new product development, lean manufacturing and improving working capital utilization.

In March 2006, we entered into a new Revolving Credit Facility which provides availability up to a maximum of $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000 if all Senior Secured 10% Notes (10% Notes) have been repaid in full or will be repaid in full contemporaneously with such increase, or $25,000 in the event that any 10% Notes remain outstanding. The Revolving Credit Facility matures February 2010, however the maturity date can be extended to February 2011 based on certain conditions related to outstanding balances and maturity dates of the 10% Notes.

The unused portion of the Revolving Credit Facility totaled $64,038, net of outstanding borrowings of zero and outstanding letters of credit of $10,962 as of October 1, 2006. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a restriction on dividend payments.

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

The Senior Secured 10% Notes (10% Notes) issued on July 22, 2003 amounted to $28,836 as of October 1, 2006 and are due August 1, 2010. During October 2006 we purchased an additional $3,000 of the 10% Notes in the open market. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The remaining 10% Notes are not entitled to redemption at our option, prior to August 1, 2007. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended October 1, 2006 and October 2, 2005 were $4,336 and $3,761, respectively. We expect capital spending for fiscal 2007 to be in the range of $8 to $10 million compared with $8.4 million in fiscal 2006. Anticipated higher capital expenditures for fiscal 2007 will be primarily directed toward new product development and productivity improvement.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and the ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, U.S. employee benefits costs such as health insurance and workers compensation insurance as well as energy costs have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases and consider surcharges on certain products, as determined necessary. In the future, we may be further affected by inflation that we may not be able to pass on as price increases or surcharges.

SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, gains or losses on early retirement of bonds, restructuring charges, divestitures and acquisitions. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In  June  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by us no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that we have taken or expects to take in its tax returns. We are assessing the impact the adoption of FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We are assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We are assessing the impact the adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

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


Item 4.    Controls and Procedures

As of October 1, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of October 1, 2006. There were no changes in the Company's internal controls or other factors during our second quarter ended October 1, 2006.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Company's Annual Meeting of Stockholders held on July 31, 2006, the stockholders approved the following:

                    (a) A proposal to elect directors of the Company as follows:

                        15,222,177 votes cast for:        Timothy T. Tevens;
                        15,879,037 votes cast for:        Carlos Pasqual;
                        15,165,841 votes cast for:        Richard H. Fleming;
                        15,102,710 votes cast for:        Ernest R. Verebelyi;
                        15,732,867 votes cast for:        Wallace W. Creek;
                        15,697,640 votes cast for:        Linda A. Goodspeed;
                        15,725,280 votes cast for:        Stephen Rabinowitz.

                    (b) The  Columbus   McKinnon   Corporation  2006  Long  Term
                        Incentive Plan was adopted by a vote of 10,957,168 votes for and 2,330,499 votes against.

                    (c) The Columbus McKinnon  Corporation  Executive Management
                        Variable Compensation Plan was adopted by a vote of 13,926,972 votes for and 1,964,799 votes against.

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


                                   COLUMBUS MCKINNON CORPORATION
                                   -----------------------------
                                   (Registrant)




Date: NOVEMBER 9, 2006             /S/ KAREN L. HOWARD
      ----------------             ------------------------------------------
                                   Karen L. Howard
                                   Vice President and Chief Financial Officer
                                     (Principal Financial Officer)