Form 10-Q
period 2007-08-10
COLUMBUS MCKINNON CORP; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC
filed 2007-08-10
CIK 1005229, 1263401, 1263400, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 1, 2007

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The  number  of  shares of common  stock  outstanding  as of July 31,  2007 was:
18,911,034 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JULY 1, 2007


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              July 1, 2007 and March 31, 2007                                  2

           Condensed consolidated statements of operations
              and retained earnings - Three months ended
              July 1, 2007 and July 2, 2006                                    3

           Condensed consolidated statements of cash flows -
              Three months ended July 1, 2007 and July 2, 2006                 4

           Condensed consolidated statements of comprehensive income -
              Three months ended July 1, 2007 and July 2, 2006                 5

           Notes to condensed consolidated financial statements -
              July 1, 2007                                                     6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.    Controls and Procedures                                            20

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          21

Item 1A.   Risk Factors                                                       21

Item 2.    Unregistered Sales of Equity Securities
              and Use of Proceeds - none.                                     21

Item 3.    Defaults upon Senior Securities - none.                            21

Item 4.    Submission of Matters to a Vote of Security Holders - none.        21

Item 5.    Other Information - none.                                          21

Item 6.    Exhibits                                                           21

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 JULY 1,           MARCH 31,
                                                  2007               2007
                                               ----------         ----------
ASSETS:                                               (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                $   61,898         $   48,655
      Trade accounts receivable                   105,136             97,269
      Unbilled revenues                             7,935             15,050
      Inventories                                  85,164             77,179
      Prepaid expenses                             17,741             18,029
                                               ----------         ----------
Total current assets                              277,874            256,182
Property, plant, and equipment, net                55,265             55,231
Goodwill and other intangibles, net               186,044            185,903
Marketable securities                              28,808             28,920
Deferred taxes on income                           28,841             34,460
Other assets                                        4,845              4,942
                                               ----------         ----------
Total assets                                   $  581,677         $  565,638
                                               ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                   $    8,712         $    9,598
      Trade accounts payable                       37,624             35,896
      Accrued liabilities                          53,203             52,344
      Restructuring reserve                            49                599
      Current portion of long-term debt            22,606                297
                                               ----------         ----------
Total current liabilities                         122,194             98,734
Senior debt, less current portion                   7,389             26,168
Subordinated debt                                 136,000            136,000
Other non-current liabilities                      62,833             63,411
                                               ----------         ----------
Total liabilities                                 328,416            324,313
                                               ----------         ----------
Shareholders' equity
      Common stock                                    189                188
      Additional paid-in capital                  175,519            174,654
      Retained earnings                            94,571             85,237
      ESOP debt guarantee                          (3,275)            (3,417)
      Accumulated other comprehensive loss        (13,743)           (15,337)
                                               ----------         ----------
Total shareholders' equity                        253,261            241,325
                                               ----------         ----------
Total liabilities and shareholders' equity     $  581,677         $  565,638
                                               ==========         ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                       ------------------
                                                    JULY 1,           JULY 2,
                                                     2007              2006
                                                 ------------      ------------
                                                       (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)


Net sales                                        $    148,110      $    146,694
Cost of products sold                                 104,222           104,411
                                                 ------------      ------------
Gross profit                                           43,888            42,283
                                                 ------------      ------------

Selling expenses                                       16,121            15,367
General and administrative expenses                     9,196             9,089
Restructuring charges                                     276                 4
Amortization of intangibles                                28                43
                                                 ------------      ------------
                                                       25,621            24,503
                                                 ------------      ------------

Income from operations                                 18,267            17,780
Interest and debt expense                               4,178             4,512
Cost of bond redemptions                                    -             4,583
Investment income                                        (294)             (474)
Other (income) and expense, net                          (954)             (539)
                                                 ------------      ------------
Income before income tax expense                       15,337             9,698
Income tax expense                                      5,956             4,265
                                                 ------------      ------------
Income from continuing operations                       9,381             5,433
Income from discontinued operations (net of tax)          139               139
                                                 ------------      ------------
Net income                                              9,520             5,572
Retained earnings - beginning of period                85,237            51,152
Change in accounting principle (note 5)                  (186)                -
                                                 ------------      ------------
Retained earnings - end of period                $     94,571      $     56,724
                                                 ============      ============


Basic income per share:
     Income from continuing operations           $       0.50      $       0.29
     Income from discontinued operations                 0.01              0.01
                                                 ------------      ------------
     Basic income per share                      $       0.51      $       0.30
                                                 ============      ============

Diluted income per share:
     Income from continuing operations           $       0.49      $       0.28
     Income from discontinued operations                 0.01              0.01
                                                 ------------      ------------
     Diluted income per share                    $       0.50      $       0.29
                                                 ============      ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                          JULY 1,           JULY 2,
                                                                           2007              2006
                                                                        ----------        ----------
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                       $    9,381        $    5,433
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                           2,209             2,105
     Deferred income taxes                                                   5,619             2,235
     Gain on sale of real estate/investments                                  (325)             (373)
     Loss on early retirement of bonds                                           -             3,780
     Stock compensation expense                                                195               798
     Amortization/write-off of deferred financing costs                        163               980
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                     (81)           (4,449)
           Inventories                                                      (7,642)           (5,608)
           Prepaid expenses                                                    308            (1,925)
           Other assets                                                       (118)             (248)
           Trade accounts payable                                            1,605             3,570
           Accrued and non-current liabilities                              (1,653)           (1,509)
                                                                        ----------        ----------
Net cash provided by operating activities                                    9,661             4,789
                                                                        ----------        ----------

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                                 12,776             2,679
Purchases of marketable securities                                         (12,663)           (2,632)
Capital expenditures                                                        (2,553)           (1,903)
Proceeds from sale of facilities and surplus real estate                     5,454                 -
Proceeds from discontinued operations note receivable                          139               139
                                                                        ----------        ----------
Net cash provided (used) by investing activities                             3,153            (1,717)
                                                                        ----------        ----------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                                          569             1,725
Net (payments) borrowings under revolving
     line-of-credit agreements                                              (1,034)           11,843
Repayment of debt                                                              (56)          (42,302)
Deferred financing costs incurred                                                -              (325)
Other                                                                          142               145
                                                                        ----------        ----------
Net cash used by financing activities                                         (379)          (28,914)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        808               171
                                                                        ----------        ----------
Net change in cash and cash equivalents                                     13,243           (25,671)
Cash and cash equivalents at beginning of period                            48,655            45,598
                                                                        ----------        ----------
Cash and cash equivalents at end of period                              $   61,898        $   19,927
                                                                        ==========        ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                       JULY 1,         JULY 2,
                                                        2007            2006
                                                        ----            ----
                                                           (IN THOUSANDS)

Net income                                          $    9,520       $    5,572
                                                    ----------       ----------
Other comprehensive income, net of tax:
   Foreign currency translation adjustment               1,637            2,350
   Unrealized loss on investments:
     Unrealized holding gain (loss) arising
       during the period                                     1             (207)
     Reclassification adjustment for
       gain included in net income                         (44)            (316)
                                                    ----------       ----------
                                                           (43)            (523)
                                                    ----------       ----------
Total other comprehensive income                         1,594            1,827
                                                    ----------       ----------
Comprehensive income                                $   11,114       $    7,399
                                                    ==========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  JULY 1, 2007

1.       DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at July 1, 2007 and the results of its operations and its cash flows for the three month periods ended July 1, 2007 and July 2, 2006, have been included. Results for the period ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2007.

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

2.       INVENTORIES

Inventories consisted of the following:
                                                     JULY 1,          MARCH 31,
                                                      2007               2007
                                                   ----------        ----------
At cost - FIFO basis:
Raw materials..................................    $   48,322        $   45,006
Work-in-process................................        11,622             9,050
Finished goods.................................        39,014            36,606
                                                   ----------        ----------
                                                       98,958            90,662
LIFO cost less than FIFO cost..................       (13,794)          (13,483)
                                                   ----------        ----------
Net inventories................................    $   85,164        $   77,179
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

3.       RESTRUCTURING CHARGES

During the first three-months of fiscal 2008, the Company recorded restructuring costs of $276 for severance. All of these costs are related to the Solutions segment. The liability as of July 1, 2007 was $49, consisting primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

4.       NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                         JULY 1,         JULY 2,
                                                          2007            2006
                                                          ----            ----
      Service costs.................................    $ 1,094         $ 1,049
      Interest cost.................................      2,019           1,879
      Expected return on plan assets................     (2,043)         (1,831)
      Net amortization..............................        450             623
                                                         ------          ------
      Net periodic pension cost.....................    $ 1,520         $ 1,720
                                                        =======         =======

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                         JULY 1,         JULY 2,
                                                          2007            2006
                                                          ----            ----
      Service costs.................................    $     1         $     2
      Interest cost ................................        146             161
      Amortization of plan net losses...............         96             100
                                                         ------          ------
      Net periodic postretirement cost..............    $   243         $   263
                                                        =======         =======

For additional information on the Company's defined benefit pension and postretirement benefit plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2007.

5.       INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 38.8% and 44.0% in the fiscal 2008 and 2007 quarters, respectively. The fiscal 2007 percentage varies from the U.S. statutory rate due to $798 of non-deductible stock option expense. As of July 1, 2007, the Company had U.S. federal net operating loss carry-forwards of approximately $27,500 representing approximately $9,600 of cash tax savings in future periods.

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Upon adoption of FIN No. 48 on April 1, 2007, the Company recorded a reduction in retained earnings for the cumulative effect adjustment of $186 to its $2,600 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. At the end of the first quarter, there was no change in the balance of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to July 1, 2008.

The Company has decided to recognize interest expense or penalties related to uncertain tax positions as a part of income tax expense in its Consolidated Statement of Operations. The Company is currently open to audit by the Internal Revenue Service for the years ending March 31, 2004 through 2007.

6.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                           THREE MONTHS ENDED
                                                           ------------------
                                                         JULY 1,         JULY 2,
                                                          2007            2006
                                                          ----            ----
Numerator for basic and diluted earnings per share:
  Net income                                          $    9,520      $    5,572
                                                      ==========      ==========

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                           18,638          18,431

  Effect of dilutive employee stock options                  450             530
                                                      ----------      ----------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                          19,088          18,961
                                                      ==========      ==========

During the first three months of fiscal 2008, a total of 73 shares of stock were issued upon the exercising of stock options related to the Company's stock option plans.

7.       BUSINESS SEGMENT INFORMATION

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

Segment information as of and for the three months ended July 1, 2007 and July 2, 2006, is as follows:

                                                   THREE MONTHS ENDED JULY 1, 2007
                                                   -------------------------------
                                            PRODUCTS          SOLUTIONS           TOTAL
                                            --------          ---------           -----
 Sales to external customers...........   $   136,766        $    11,344       $   148,110
 Income from operations................        18,871               (604)           18,267
 Depreciation and amortization.........         2,000                209             2,209
 Total assets..........................       540,581             41,096           581,677

                                                   THREE MONTHS ENDED JULY 2, 2006
                                                   -------------------------------
                                            PRODUCTS          SOLUTIONS           TOTAL
                                            --------          ---------           -----
 Sales to external customers...........   $   128,139        $    18,555       $   146,694
 Income from operations................        16,809                971            17,780
 Depreciation and amortization.........         1,889                216             2,105
 Total assets..........................       514,909             37,766           552,675


8.       SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
AS OF JULY 1, 2007
Current assets:
 Cash and cash equivalents                           $   32,834   $   (1,691)   $  30,755     $        -   $   61,898
 Trade accounts receivable and unbilled revenues         64,512          150       48,409              -      113,071
 Inventories                                             37,455       18,672       31,197         (2,160)      85,164
 Other current assets                                     6,158        1,708        9,875              -       17,741
                                                   --------------------------------------------------------------------
  Total current assets                                  140,959       18,839      120,236         (2,160)     277,874
 Property, plant, and equipment, net                     24,953       11,302       19,010              -       55,265
 Goodwill and other intangibles, net                     88,731       57,036       40,277              -      186,044
 Intercompany                                            57,130      (67,370)     (63,499)        73,739            -
 Other assets                                            88,673      193,607       30,070       (249,856)      62,494
                                                   --------------------------------------------------------------------
  Total assets                                       $  400,446   $  213,414    $ 146,094     $ (178,277)  $  581,677
                                                   ====================================================================


Current liabilities                                  $   59,183   $   15,777    $  48,661     $   (1,427)  $  122,194
Long-term debt, less current portion                    136,000        3,291        4,098              -      143,389
Other non-current liabilities                            25,781       11,859       25,193              -       62,833
                                                   --------------------------------------------------------------------
  Total liabilities                                     220,964       30,927       77,952         (1,427)     328,416

Shareholders' equity                                    179,482      182,487       68,142       (176,850)     253,261
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  400,446   $  213,414    $ 146,094     $ (178,277)  $  581,677
                                                   ====================================================================



FOR THE THREE MONTHS ENDED JULY 1, 2007
Net sales                                            $   74,263   $   41,361    $  41,770     $   (9,284)  $  148,110
Cost of products sold                                    54,410       30,428       28,668         (9,284)     104,222
                                                   --------------------------------------------------------------------
Gross profit                                             19,853       10,933       13,102              -       43,888
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             12,770        3,195        9,352              -       25,317
Restructuring charges                                         8            -          268              -          276
Amortization of intangibles                                  24            1            3              -           28
                                                   --------------------------------------------------------------------
                                                         12,802        3,196        9,623              -       25,621
                                                   --------------------------------------------------------------------
Income from operations                                    7,051        7,737        3,479              -       18,267
Interest and debt expense                                 2,920          997          261              -        4,178
Other (income) and expense, net                            (364)        (250)        (634)             -       (1,248)
                                                   --------------------------------------------------------------------
Income before income tax expense                          4,495        6,990        3,852              -       15,337
Income tax expense                                        1,827        2,740        1,389              -        5,956
                                                   --------------------------------------------------------------------
Income from continuing operations                         2,668        4,250        2,463              -        9,381
Income from discontinued operations                         139            -            -              -          139
                                                   --------------------------------------------------------------------
Net income                                           $    2,807   $    4,250    $   2,463     $        -   $    9,520
                                                   ====================================================================





                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 1, 2007
OPERATING ACTIVITIES:
Net cash provided (used) by operating activities     $   15,227   $   (5,260)   $    (306)    $        -   $    9,661
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -          113              -          113
Capital expenditures                                     (1,609)        (699)        (245)             -       (2,553)
Proceeds from sale of facilities and surplus real
     estate                                                   -        5,454            -              -        5,454
Proceeds from discontinued operations note
     receivable                                             139            -            -              -          139
                                                   --------------------------------------------------------------------
Net cash (used) provided by investing activities         (1,470)       4,755         (132)             -        3,153
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                       569            -            -              -          569
Net borrowings under revolving line-of-credit
     agreements                                               -            -       (1,034)             -       (1,034)
Repayment of debt                                             -            -          (56)             -          (56)
Other                                                       142            -            -              -          142
                                                   --------------------------------------------------------------------
Net cash provided (used) by financing activities            711            -       (1,090)             -         (379)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -          (24)         832              -          808
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                  14,468         (529)        (696)             -       13,243
Cash and cash equivalents at beginning of period         18,366       (1,162)      31,451              -       48,655
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $   32,834   $   (1,691)   $  30,755     $        -   $   61,898
                                                   ====================================================================




AS OF MARCH 31, 2007
Current assets:
 Cash and cash equivalents                           $   18,366   $   (1,162)   $  31,451     $        -   $   48,655
 Trade accounts receivable and unbilled revenues         64,849           45       47,425              -      112,319
 Inventories                                             34,548       17,175       27,616         (2,160)      77,179
 Other current assets                                     6,237        2,707        9,085              -       18,029
                                                   --------------------------------------------------------------------
  Total current assets                                  124,000       18,765      115,577         (2,160)     256,182
 Property, plant, and equipment, net                     24,662       11,508       19,061              -       55,231
 Goodwill and other intangibles, net                     88,703       57,037       40,163              -      185,903
 Intercompany                                            66,971      (77,385)     (63,602)        74,016            -
 Other assets                                            93,609      194,922       29,647       (249,856)      68,322
                                                   --------------------------------------------------------------------
  Total assets                                       $  397,945   $  204,847    $ 140,846     $ (178,000)  $  565,638
                                                   ====================================================================


Current liabilities                                  $   36,388   $   15,376    $  48,120     $   (1,150)  $   98,734
Long-term debt, less current portion                    158,125            -        4,043              -      162,168
Other non-current liabilities                            27,646       11,143       24,622              -       63,411
                                                   --------------------------------------------------------------------
  Total liabilities                                     222,159       26,519       76,785         (1,150)     324,313

Shareholders' equity                                    175,786      178,328       64,061       (176,850)     241,325
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  397,945   $  204,847    $ 140,846     $ (178,000)  $  565,638
                                                   ====================================================================





                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 2, 2006
Net sales                                            $   71,491   $   42,498    $  45,254     $  (12,549)  $  146,694
Cost of products sold                                    52,145       31,521       33,144        (12,399)     104,411
                                                   --------------------------------------------------------------------
Gross profit                                             19,346       10,977       12,110           (150)      42,283
Selling, general and administrative expenses             11,276        4,286        8,894              -       24,456
Restructuring charges                                         4            -            -              -            4
Amortization of intangibles                                  25            1           17              -           43
                                                   --------------------------------------------------------------------
                                                         11,305        4,287        8,911              -       24,503
                                                   --------------------------------------------------------------------
Income (loss) from operations                             8,041        6,690        3,199           (150)      17,780
Interest and debt expense (income)                        4,717         (293)          88              -        4,512
Other (income) and expense, net                           4,363           (7)        (786)             -        3,570
                                                   --------------------------------------------------------------------
(Loss) income before income tax expense                  (1,039)       6,990        3,897           (150)       9,698
Income tax expense                                          144        2,784        1,337              -        4,265
                                                   --------------------------------------------------------------------
(Loss) income from continuing operations                 (1,183)       4,206        2,560           (150)       5,433
Income from discontinued operations                         139            -            -              -          139
                                                   --------------------------------------------------------------------
Net (loss) income                                    $   (1,044)  $    4,206    $   2,560     $     (150)  $    5,572
                                                   ====================================================================



FOR THE THREE MONTHS ENDED JULY 2, 2006
OPERATING ACTIVITIES:
Net cash provided by operating activities            $    2,021   $      527    $   2,241     $        -   $    4,789
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -           47              -           47
Capital expenditures                                     (1,041)        (145)        (717)             -       (1,903)
Proceeds from discontinued operations note
     receivable                                             139            -            -              -          139
                                                   --------------------------------------------------------------------
Net cash used by investing activities                      (902)        (145)        (670)             -       (1,717)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     1,725            -            -              -        1,725
Net borrowings under revolving line-of-credit
     agreements                                          11,632            -          211              -       11,843
Repayment of debt                                       (42,328)           -           26              -      (42,302)
Deferred financing costs incurred                          (325)           -            -              -         (325)
Other                                                       145            -            -              -          145
                                                   --------------------------------------------------------------------
Net cash (used) provided by financing activities        (29,151)           -          237              -      (28,914)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -          (85)         256              -          171
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                 (28,032)         297        2,064              -      (25,671)
Cash and cash equivalents at beginning of period         27,531       (1,461)      19,528              -       45,598
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $     (501)  $   (1,164)   $  21,592     $        -   $   19,927
                                                   ====================================================================


9.       LOSS CONTINGENCIES

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2025 and March 31, 2037 to range between $5,000 and $14,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,400 which has been reflected as a liability in the consolidated financial statements as of July 1, 2007. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $325 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

10.      NEW ACCOUNTING STANDARDS

In  June  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes." The Company adopted FIN 48 on April 1, 2007 as discussed in footnote 5.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of Statement 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employers' fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

11.      SUBSEQUENT EVENTS

On August 1, 2007 the Company used cash on hand to redeem the remaining $22,125 of its outstanding 10% Senior Secured Notes at a price of 105% of the principal amount. The redemption required a $1,106 premium payment to Note holders and $337 of unamortized financing costs will be written-off in the fiscal 2008 second quarter ending September 30, 2007.

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

Founded  in 1875,  we have grown to our  current  size and  leadership  position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 132-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing operation of these businesses includes improving our productivity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and renewed customer focus.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. Over the past year, this includes the introduction of powered hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. We have recently reorganized and expanded our management team to align with these strategic initiatives. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. As a result of these efforts and the continued strong industrial economy in our important markets of interest, we believe we can sustain our expected Products segment growth rate in the mid single-digit range for fiscal 2008. Management monitors U.S. Industrial Capacity Utilization, which has exceeded 80% for the past year, as an indicator of anticipated demand for our product. In addition, we continue to monitor the potential impact of other global and domestic trends, including energy costs, steel price fluctuations, interest rates and activity in a variety of end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. We are evaluating strategic alternatives of certain other businesses performing at levels below the corporate average, including Univeyor, our material handling systems business. During fiscal 2007, in furtherance of our facility rationalization projects, we completed the sale of one of our less strategic businesses, a specialty crane manufacturer, and sold two pieces of excess real estate, generating $4.5 million of proceeds. During the first quarter of fiscal 2008, we completed the sale and partial leaseback of a manufacturing facility in Charlotte, North Carolina, generating $5.2 million of proceeds. The proceeds have been, and will continue to be used to repay our outstanding debt.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35,000 in fiscal 2007 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $35,000 to $40,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, as we experience fluctuations in our costs, we reflect them as price increases to our customers. We have announced a price increase that will impact steel-intensive products and take effect early September to capture recent steel cost increases. We will continue to monitor our costs and reevaluate our pricing policies. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2007 AND JULY 2, 2006
Net sales in the fiscal 2008 quarter ended July 1, 2007 were $148,110, up $1,416 or 1.0% from the fiscal 2007 quarter ended July 2, 2006. Sales in the Products segment increased by $8,627 or 6.7% from the previous year's quarter. The increase was due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $600 in the quarter ended July 1, 2007. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $1,500 toward the Products segment increase in sales for the quarter ended July 1, 2007. Sales in the Solutions segment decreased 38.9% or $7,211 from the previous year's quarter. The quarter's decrease in this segment is primarily due to lower volume in our European conveyor business as revenue has been intentionally held back as a result of unacceptable returns on certain projects. Translation of foreign currencies into U.S. dollars contributed $400 to the Solutions segment sales for the quarter ended July 1, 2007. Sales in the segments are summarized as follows:

                                                THREE MONTHS ENDED
                                                ------------------
                                       JULY 1,     JULY 2,         CHANGE
                                        2007        2006       AMOUNT       %
                                        ----        ----       ------      ---
Products.........................   $  136,766   $ 128,139    $  8,627     6.7
Solutions........................       11,344      18,555      (7,211)  (38.9)
                                    ----------   ---------    --------
Net sales........................   $  148,110   $ 146,694    $  1,416     1.0
                                    ==========   =========    ========

Gross profit and gross profit margins by operating segment are summarized as follows:

                                                THREE MONTHS ENDED
                                                ------------------
                                       JULY 1, 2007            JULY 2, 2006
                                       ------------            ------------
                                           $        %              $        %
                                          ---      ---            ---      ---
Products.........................   $   42,099    30.8       $  39,417    30.8
Solutions........................        1,789    15.8           2,866    15.4
                                    ----------               ---------
   Total Gross Profit............   $   43,888    29.6       $  42,283    28.8
                                    ==========               =========

The gross profit margin for the Products segment was consistent in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The
Solutions segment reflected gross margin improvement due to restructuring activities undertaken at our Univeyor business. The increase in the overall gross profit margin was the result of the change in product mix and the realization of operational leverage.

Selling expenses were $16,121 and $15,367 in the fiscal 2008 and 2007 quarters, respectively. The change in expense dollars was primarily impacted by increased investment to support our strategic growth initiatives ($650). As a percentage of consolidated net sales, selling expenses were 10.9% and 10.5% in the fiscal 2008 and 2007 quarters, respectively.

General and administrative expenses were $9,196 and $9,089 in the fiscal 2008 and 2007 quarters, respectively. An increase in group health insurance costs ($380) was offset by a decrease in stock based compensation expense ($325). As a percentage of consolidated net sales, general and administrative expenses were 6.2% in the fiscal 2008 and 2007 quarters.

Restructuring charges were $276 and $4 in the fiscal 2008 and 2007 quarters, respectively. The 2008 restructuring costs were incurred to reduce ongoing operating costs and change our Univeyor business model to increase its focus on offering products as packaged solutions rather than engineered to order systems.

Interest and debt expense was $4,178 and $4,512 in the fiscal 2008 and 2007 quarters, respectively. This decrease is the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 2.8% and 3.1% in the fiscal 2008 and 2007 quarters, respectively.

Cost of bond redemptions was $0 and $4,583 in the fiscal 2008 and 2007 quarters, respectively, with the fiscal 2007 charge to redeem some of our 10% notes.

Investment income was $294 and $474 in the fiscal 2008 and 2007 quarters, respectively.

Other (income) and expense, net was ($954) and ($539) in the fiscal 2008 and 2007 quarters, respectively.

Income tax expense as a percentage of income from continuing operations before income tax expense was 38.8% and 44.0% in the fiscal 2008 and 2007 quarters, respectively. The fiscal 2007 percentage varies from the U.S. statutory rate due to $798 of non-deductible stock option expense. As of July 1, 2007, we had U.S. federal net operating loss carry-forwards of approximately $27,500, representing approximately $9,600 of cash tax savings in future periods.

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Upon adoption of FIN No. 48 on April 1, 2007, the Company recorded a reduction in retained earnings for the cumulative effect adjustment of $186 to its $2,600 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. At the end of the first quarter, there was no change in the balance of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statute of limitations prior to July 1, 2008.

The Company has decided to recognize interest expense or penalties related to uncertain tax positions as a part of income tax expense in its Consolidated Statement of Operations. The Company is currently open to audit by the Internal Revenue Service for the years ending March 31, 2004 through 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $61,898 at July 1, 2007, an increase of $13,243 from the March 31, 2007 balance of $48,655.

Net cash provided by operating activities was $9,661 for the three months ended July 1, 2007 compared to $4,789 for the three months ended July 2, 2006. The $4,872 increase is the result of stronger operating performance in fiscal 2008 ($2,284) and changes in working capital components. During the fiscal 2008 quarter, changes in working capital components used $7,581, compared to $10,169 used in the fiscal 2007 quarter. Changes in net working capital include a favorable change of $4,368 on accounts receivables and unbilled revenues as a result of improved collection results and a favorable change in prepaid expenses and other assets of $2,363 due to timing of payments. These were offset by an unfavorable change of $2,034 on inventory (resulting from support for upcoming new product launches, a surge in demand for larger capacity equipment and timing of offshore purchases) and an unfavorable change of $2,109 in accounts payable and accrued and non-current liabilities (resulting from timing of disbursements and changing product liability reserves).

Net cash provided (used) by investing activities was $3,153 for the three months ended July 1, 2007 compared to ($1,717) for the three months ended July 2, 2006. The $4,870 change in net cash provided (used) by investing activities was the result of $5,454 of proceeds received from the sale of facilities and surplus real estate in fiscal 2008 compared to $0 in fiscal 2007. This increase was partially offset by a $650 increase in capital expenditures.

Net cash used in financing activities was $379 for the three months ended July 1, 2007 compared to $28,914 for the three months ended July 2, 2006. The net cash used in financing activities for the three months ended July 1, 2007 consisted of $1,090 of net debt repayments, partially offset by $569 of proceeds from stock options exercised. The net cash used in financing activities for the three months ended July 2, 2006 consisted of $30,459 of net debt repayments, including the repurchase of $38,548 of our 10% notes, partially offset by $1,725 of proceeds from stock options exercised.

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

In March 2006, we entered into a Revolving Credit Facility which provides availability up to $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000. The Revolving Credit Facility matures February 2011.

The unused portion of the Revolving Credit Facility totaled $64,850, net of outstanding borrowings of zero and outstanding letters of credit of $10,150 of July 1, 2007. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $136,000 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The Senior Secured 10% Notes (10% Notes) issued on July 22, 2003 amounted to $22,125 as of July 1, 2007. On August 1, 2007 the Company used cash on hand to redeem all of the outstanding 10% Notes at a price of 105% of the principal amount. The redemption required a $1,106 premium payment to Noteholders and $337 of unamortized financing costs will be written-off in the fiscal 2008 second quarter ending September 30, 2007.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of July 1, 2007, significant credit lines totaled approximately $10,010 of which $8,565 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain fixed term bank loans. As of March 31, 2007, significant loans totaled $3,960 of which $2,868 were secured loans.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended July 1, 2007 and July 2, 2006 were $2,553 and $1,903, respectively. We expect capital spending for fiscal 2008 to be approximately $10 to $12 million compared with $10.7 million in fiscal 2007. Incremental capital expenditures for fiscal 2008 will be primarily directed toward new product development and productivity improvement.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and our ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, U.S. employee benefits costs such as health insurance and workers compensation insurance as well as energy costs have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases and consider surcharges on certain products, as determined necessary. In the future, we may be further affected by inflation that we may not be able to pass on as price increases or surcharges.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In  June  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes." We adopted FIN 48 on April 1, 2007 as discussed in footnote 5.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of Statement 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employers' fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this requirement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statements No. 115" ("SFAS 159"). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating whether we will elect the fair value option for any of our eligible financial instruments and other items.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the market risks since the end of Fiscal 2007.


Item 4.     Controls and Procedures

As of July 1, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of July 1, 2007. There were no changes in the Company's internal controls or other factors during our first quarter ended July 1, 2007.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings - none.

Item 1A.    Risk Factors

            No material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended March 31, 2007.

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


                                     COLUMBUS MCKINNON CORPORATION
                                     -----------------------------
                                     (Registrant)




Date: AUGUST 10, 2007                /S/ KAREN L. HOWARD
      ---------------                ------------------------------------------
                                     Karen L. Howard
                                     Vice President and Chief Financial Officer
                                        (Principal Financial Officer)