Form 10-Q
period 2007-11-09
COLUMBUS MCKINNON CORP; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC
filed 2007-11-09
CIK 1005229, 1263401, 1263400, 1062624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2007

                                       or

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

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares of common  stock  outstanding  as of October  31, 2007 was:
18,948,413 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                               SEPTEMBER 30, 2007


                                                                          PAGE #
PART I.  FINANCIAL INFORMATION                                            ------

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              September 30, 2007 and March 31, 2007                            2

           Condensed consolidated statements of operations
              and retained earnings - Three months and six
              months ended September 30, 2007 and October 1, 2006              3

           Condensed consolidated statements of cash flows -
              Six months ended September 30, 2007 and October 1, 2006          4

           Condensed consolidated statements of comprehensive income -
              Three months and six months ended September 30, 2007
              and October 1, 2006                                              5

           Notes to condensed consolidated financial statements -
              September 30, 2007                                               6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.    Controls and Procedures                                            20

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          21

Item 1A.   Risk Factors                                                       21

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                         21

Item 3.    Defaults upon Senior Securities - none.                            21

Item 4.    Submission of Matters to a Vote of Security Holders                21

Item 5.    Other Information - none.                                          21

Item 6.    Exhibits                                                           21

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30,        MARCH 31,
                                                    2007               2007
                                                 ----------        -----------

ASSETS:                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                  $   53,628        $    48,655
      Trade accounts receivable                      96,740             97,269
      Unbilled revenues                              11,716             15,050
      Inventories                                    90,813             77,179
      Prepaid expenses                               16,896             18,029
                                                 ----------        -----------
Total current assets                                269,793            256,182
Property, plant, and equipment, net                  56,266             55,231
Goodwill and other intangibles, net                 186,501            185,903
Marketable securities                                29,738             28,920
Deferred taxes on income                             24,855             34,460
Other assets                                          6,730              4,942
                                                 ----------        -----------
Total assets                                     $  573,883        $   565,638
                                                 ==========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                     $   10,308        $     9,598
      Trade accounts payable                         34,326             35,896
      Accrued liabilities                            54,720             52,344
      Restructuring reserve                              19                599
      Current portion of long-term debt                 493                297
                                                 ----------        -----------
Total current liabilities                            99,866             98,734
Senior debt, less current portion                     7,485             26,168
Subordinated debt                                   136,000            136,000
Other non-current liabilities                        62,979             63,411
                                                 ----------        -----------
Total liabilities                                   306,330            324,313
                                                 ----------        -----------
Shareholders' equity
      Common stock                                      189                188
      Additional paid-in capital                    176,374            174,654
      Retained earnings                             104,024             85,237
      ESOP debt guarantee                            (3,134)            (3,417)
      Accumulated other comprehensive loss           (9,900)           (15,337)
                                                 ----------        -----------
Total shareholders' equity                          267,553            241,325
                                                 ----------        -----------
Total liabilities and shareholders' equity       $  573,883        $   565,638
                                                 ==========        ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       ------------------                  ----------------
                                                 SEPTEMBER 30,      OCTOBER 1,      SEPTEMBER 30,       OCTOBER 1,
                                                      2007             2006              2007              2006
                                                      ----             ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                         $   151,410      $   144,225       $   299,520       $   290,919
Cost of products sold                                 105,372          105,208           209,594           209,619
                                                  -----------      -----------       -----------       -----------
Gross profit                                           46,038           39,017            89,926            81,300
                                                  -----------      -----------       -----------       -----------

Selling expenses                                       17,269           14,739            33,390            30,106
General and administrative expenses                     9,127            8,540            18,323            17,629
Restructuring charges                                     469             (410)              745              (406)
Amortization of intangibles                                25               44                53                87
                                                  -----------      -----------       -----------       -----------
                                                       26,890           22,913            52,511            47,416
                                                  -----------      -----------       -----------       -----------

Income from operations                                 19,148           16,104            37,415            33,884
Interest and debt expense                               3,627            4,176             7,805             8,688
Cost of bond redemptions                                1,443                -             1,443             4,583
Investment income                                        (257)            (312)             (551)             (786)
Other income                                             (523)            (754)           (1,477)           (1,293)
                                                  -----------      -----------       -----------       -----------
Income before income tax expense                       14,858           12,994            30,195            22,692
Income tax expense                                      5,544            4,898            11,500             9,163
                                                  -----------      -----------       -----------       -----------
Income from continuing operations                       9,314            8,096            18,695            13,529
Income from discontinued operations (net of tax)          139              218               278               357
                                                  -----------      -----------       -----------       -----------
Net income                                              9,453            8,314            18,973            13,886
Retained earnings - beginning of period                94,571           56,724            85,237            51,152
Change in accounting principle (note 6)                     -                -              (186)                -
                                                  -----------      -----------       -----------       -----------
Retained earnings - end of period                 $   104,024      $    65,038       $   104,024       $    65,038
                                                  ===========      ===========       ===========       ===========

Basic income per share:
   Income from continuing operations              $      0.50      $      0.44       $      1.01       $     0.73
   Income from discontinued operations                   0.01             0.01              0.01             0.02
                                                  -----------      -----------       -----------       ----------
   Net income                                     $      0.51      $      0.45       $      1.02       $     0.75
                                                  ===========      ===========       ===========       ==========

Diluted income per share:
   Income from continuing operations              $      0.48      $      0.43       $      0.98       $     0.71
   Income from discontinued operations                   0.01             0.01              0.01             0.02
                                                  -----------      -----------       -----------       ----------
   Net income                                     $      0.49      $      0.44       $      0.99       $     0.73
                                                  ===========      ===========       ===========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                    SEPTEMBER 30,      OCTOBER 1,
                                                                        2007              2006
                                                                    ------------       ----------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                    $   18,695        $   13,529
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                        4,304             4,208
     Deferred income taxes                                                9,605             8,710
     Gain on sale of real estate/investments                               (333)           (1,170)
     Loss on early retirement of bonds                                    1,106             3,780
     Stock compensation expense                                             395               866
     Amortization/write-off of deferred financing costs                     643             1,148
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                4,234            (1,934)
           Inventories                                                  (12,769)          (10,532)
           Prepaid expenses                                               1,189            (2,521)
           Other assets                                                    (981)             (258)
           Trade accounts payable                                        (1,998)            1,102
           Accrued and non-current liabilities                             (206)           (1,967)
                                                                     ----------        ----------
Net cash provided by operating activities                                23,884            14,961
                                                                     ----------        ----------

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                              12,776             3,796
Purchases of marketable securities                                      (13,487)           (3,019)
Capital expenditures                                                     (4,979)           (4,336)
Proceeds from sale of facilities and surplus real estate                  5,454             2,051
Proceeds from discontinued operations note receivable                       278               357
                                                                     ----------        ----------
Net cash provided (used) by investing activities                             42            (1,151)
                                                                     ----------        ----------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                                     1,061             2,051
Net borrowings under revolving line-of-credit agreements                     74             1,571
Repayment of debt and payment of debt premiums                          (23,397)          (39,325)
Deferred financing costs incurred                                            (2)             (395)
Other                                                                       283               291
                                                                     ----------        ----------
Net cash used by financing activities                                   (21,981)          (35,807)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   3,028               576
                                                                     ----------        ----------
Net change in cash and cash equivalents                                   4,973           (21,421)
Cash and cash equivalents at beginning of period                         48,655            45,598
                                                                     ----------        ----------
Cash and cash equivalents at end of period                           $   53,628        $   24,177
                                                                     ==========        ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           ------------------                ----------------
                                                      SEPTEMBER 30,   OCTOBER 1,       SEPTEMBER 30,    OCTOBER 1,
                                                          2007           2006              2007            2006
                                                          ----           ----              ----            ----
                                                                              (IN THOUSANDS)

Net income                                            $    9,453      $    8,314       $   18,973       $   13,886
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                3,738             306            5,375            2,656
   Unrealized gain (loss) on investments:
     Unrealized holding gains arising
       during the period                                     106             536              107              329
     Reclassification adjustment for
       gains included in net income                           (1)           (153)             (45)            (469)
                                                      ----------      ----------       ----------       ----------
                                                             105             383               62             (140)
                                                      ----------      ----------       ----------       ----------
Total other comprehensive income                           3,843             689            5,437            2,516
                                                      ----------      ----------       ----------       ----------
Comprehensive income                                  $   13,296      $    9,003       $   24,410       $   16,402
                                                      ==========      ==========       ==========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                               SEPTEMBER 30, 2007

1.       DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2007 and the results of its operations and its cash flows for the three and six-month periods ended September 30, 2007 and October 1, 2006, have been included. Results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2007.

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

2.       INVENTORIES

Inventories consisted of the following:
                                            SEPTEMBER 30,        MARCH 31,
                                                 2007              2007
                                            -------------      -----------
At cost - FIFO basis:
   Raw materials.........................    $   50,445        $    45,006
   Work-in-process.......................        12,162              9,050
   Finished goods........................        43,517             36,606
                                             ----------        -----------
                                                106,124             90,662
LIFO cost less than FIFO cost............       (15,311)           (13,483)
                                             ----------        -----------
Net inventories..........................    $   90,813        $    77,179
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

3.       RESTRUCTURING CHARGES

During the first six-months of fiscal 2008, the Company recorded restructuring costs of $469 for facility demolition costs and severance. These costs are related to two separate businesses within the Solutions segment. The liability as of September 30, 2007 was $19, consisting primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

4.       NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                ------------------                    ----------------
                                           SEPTEMBER 30,     OCTOBER 1,         SEPTEMBER 30,     OCTOBER 1,
                                               2007             2006                2007             2006
                                               ----             ----                ----             ----
      Service costs......................     $1,094           $1,049              $2,188           $2,098
      Interest cost......................      2,019            1,878               4,038            3,757
      Expected return on plan assets.....     (2,043)          (1,830)             (4,086)          (3,661)
      Net amortization...................        450              623                 900            1,246
                                              ------           ------              ------           ------
      Net periodic pension cost..........     $1,520           $1,720              $3,040           $3,440
                                              ======           ======              ======           ======

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                ------------------                    ----------------
                                           SEPTEMBER 30,     OCTOBER 1,         SEPTEMBER 30,     OCTOBER 1,
                                               2007             2006                2007             2006
                                               ----             ----                ----             ----
      Service costs......................     $   1            $   1               $   2            $   3
      Interest cost .....................       146              161                 292              322
      Amortization of plan net losses....        96              100                 192              200
                                              -----            -----               -----            -----
      Net periodic postretirement cost...     $ 243            $ 262               $ 486            $ 525
                                              =====            =====               =====            =====


For additional information on the Company's defined benefit pension and postretirement benefit plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2007.

5.       FOREIGN DEBT GUARANTEE

Effective August 1, 2007, the Company issued a guarantee to a third party lender which secures any borrowing by one of the Company's wholly-owned foreign subsidiaries under the subsidiary's credit facility. The credit facility provides availability up to a maximum of approximately $11,500. The outstanding borrowings on this credit facility were approximately $9,800 at September 30, 2007.

6.       INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 37.3%, 37.7%, 38.1%, and 40.4% in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively. The six month fiscal 2007 percentage varies from the U.S. statutory rate due to $866 of non-deductible stock option expense in the period. As of September 30, 2007, the Company had U.S. federal net operating loss carry-forwards of approximately $16,800 representing approximately $5,900 of cash tax savings in future periods.

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

Upon adoption of FIN No. 48, the Company recorded a reduction in retained earnings for the cumulative effect adjustment of $186 to its $2,600 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. At the end of the first quarter, there was no change in the balance of unrecognized tax benefits.

During the second quarter of fiscal 2008, the balance of unrecognized tax benefits increased $223 as a result of certain intercompany transactions that have not been audited by the various tax jurisdictions and a matter that arose during a state income tax audit.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to September 30, 2008.

The Company had $177 accrued for the payment of interest and penalties at September 30, 2007. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its Consolidated Statement of Operations. The Company is currently open to audit by the Internal Revenue Service for the years ending March 31, 2004 through 2007.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ------------------                   ----------------
                                                  SEPTEMBER 30,      OCTOBER 1,        SEPTEMBER 30,    OCTOBER 1,
                                                       2007             2006                2007           2006
                                                       ----             ----                ----           ----
Numerator for basic and diluted earnings per share:
  Net income                                        $  9,453          $ 8,314            $ 18,973        $13,886
                                                    ========          =======            ========        =======

Denominators:
  Weighted-average common stock outstanding -
     denominator for basic EPS                        18,717           18,500              18,677         18,465

  Effect of dilutive employee stock options              426              373                 438            452
                                                    --------          -------            --------        -------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                      19,143           18,873              19,115         18,917
                                                    ========          =======            ========        =======


During the first six months of fiscal 2008, a total of 99,675 shares of stock were issued upon the exercising of stock options related to the Company's stock option plans, and 11,554 shares of stock were issued under the Company's Long Term Incentive Plan to the Company's non-executive directors as part of their annual compensation.

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

Segment information as of and for the six months ended September 30, 2007 and October 1, 2006, is as follows:

                                                    SIX MONTHS ENDED SEPTEMBER 30, 2007
                                                    -----------------------------------
                                               PRODUCTS          SOLUTIONS           TOTAL
                                               --------          ---------           -----
 Sales to external customers.............    $   277,078        $    22,442       $   299,520
 Income from operations..................         38,479             (1,064)           37,415
 Depreciation and amortization...........          3,877                427             4,304
 Total assets............................        534,842             39,041           573,883

                                                      SIX MONTHS ENDED OCTOBER 1, 2006
                                                      --------------------------------
                                               PRODUCTS          SOLUTIONS           TOTAL
                                               --------          ---------           -----
 Sales to external customers.............    $   257,176        $    33,743       $   290,919
 Income from operations..................         33,848                 36            33,884
 Depreciation and amortization...........          3,775                433             4,208
 Total assets............................        513,364             38,392           551,756


9.       SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

                                                       Parent    Guarantors   Nonguarantors Eliminations  Consolidated
                                                   --------------------------------------------------------------------
AS OF SEPTEMBER 30, 2007
Current assets:
 Cash and cash equivalents                           $   19,968   $   (1,630)   $  35,290     $        -   $   53,628
 Trade accounts receivable and unbilled revenues         61,398          174       46,884              -      108,456
 Inventories                                             39,752       20,696       32,525         (2,160)      90,813
 Other current assets                                     6,079        1,536        9,281              -       16,896
                                                   --------------------------------------------------------------------
  Total current assets                                  127,197       20,776      123,980         (2,160)     269,793
 Property, plant, and equipment, net                     25,162       11,351       19,753              -       56,266
 Goodwill and other intangibles, net                     88,757       57,035       40,709              -      186,501
 Intercompany                                            54,799      (65,784)     (61,982)        72,967            -
 Other assets                                            87,131      193,453       30,595       (249,856)      61,323
                                                   --------------------------------------------------------------------
  Total assets                                       $  383,046   $  216,831    $ 153,055     $ (179,049)  $  573,883
                                                   ====================================================================


Current liabilities                                  $   37,955   $   16,921    $  47,189     $   (2,199)  $   99,866
Long-term debt, less current portion                    136,000        3,236        4,249              -      143,485
Other non-current liabilities                            25,541       11,346       26,092              -       62,979
                                                   --------------------------------------------------------------------
  Total liabilities                                     199,496       31,503       77,530         (2,199)     306,330

Shareholders' equity                                    183,550      185,328       75,525       (176,850)     267,553
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  383,046   $  216,831    $ 153,055     $ (179,049)  $  573,883
                                                   ====================================================================



FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
Net sales                                            $  145,976   $   85,899    $  87,562     $  (19,917)  $  299,520
Cost of products sold                                   106,731       63,341       59,439        (19,917)     209,594
                                                   --------------------------------------------------------------------
Gross profit                                             39,245       22,558       28,123              -       89,926
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             23,074        8,657       19,982              -       51,713
Restructuring charges                                       402            -          343              -          745
Amortization of intangibles                                  51            2            -              -           53
                                                   --------------------------------------------------------------------
                                                         23,527        8,659       20,325              -       52,511
                                                   --------------------------------------------------------------------
Income from operations                                   15,718       13,899        7,798              -       37,415
Interest and debt expense                                 5,228        2,037          540              -        7,805
Other (income) and expense, net                             806         (227)      (1,164)             -         (585)
                                                   --------------------------------------------------------------------
Income before income tax expense                          9,684       12,089        8,422              -       30,195
Income tax expense                                        4,083        4,901        2,516              -       11,500
                                                   --------------------------------------------------------------------
Income from continuing operations                         5,601        7,188        5,906              -       18,695
Income from discontinued operations                         278            -            -              -          278
                                                   --------------------------------------------------------------------
Net income                                           $    5,879   $    7,188    $   5,906     $        -   $   18,973
                                                   ====================================================================




                                                       Parent    Guarantors   Nonguarantors Eliminations  Consolidated
                                                   --------------------------------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007
OPERATING ACTIVITIES:
Net cash provided (used) by operating activities     $   26,428   $   (4,675)   $   2,131     $        -   $   23,884
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                        -            -         (711)             -         (711)
Capital expenditures                                     (2,965)      (1,071)        (943)             -       (4,979)
Proceeds from sale of facilities and surplus real
  estate                                                      -        5,454            -              -        5,454
Proceeds from discontinued operations note
  receivable                                                278            -            -              -          278
                                                   --------------------------------------------------------------------
Net cash (used) provided by investing activities         (2,687)       4,383       (1,654)             -           42
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     1,061            -            -              -        1,061
Net borrowings under revolving line-of-credit
  agreements                                                  -            -           74              -           74
(Repayment) borrowings of debt                          (23,481)         (55)         139              -      (23,397)
Other                                                       281            -            -              -          281
                                                   --------------------------------------------------------------------
Net cash (used) provided by financing activities        (22,139)         (55)         213              -      (21,981)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -         (121)       3,149              -        3,028
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                   1,602         (468)       3,839              -        4,973
Cash and cash equivalents at beginning of period         18,366       (1,162)      31,451              -       48,655
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $   19,968   $   (1,630)   $  35,290     $        -   $   53,628
                                                   ====================================================================




AS OF MARCH 31, 2007
Current assets:
 Cash and cash equivalents                           $   18,366   $   (1,162)   $  31,451     $        -   $   48,655
 Trade accounts receivable and unbilled revenues         64,849           45       47,425              -      112,319
 Inventories                                             34,548       17,175       27,616         (2,160)      77,179
 Other current assets                                     6,237        2,707        9,085              -       18,029
                                                   --------------------------------------------------------------------
  Total current assets                                  124,000       18,765      115,577         (2,160)     256,182
 Property, plant, and equipment, net                     24,662       11,508       19,061              -       55,231
 Goodwill and other intangibles, net                     88,703       57,037       40,163              -      185,903
 Intercompany                                            66,971      (77,385)     (63,602)        74,016            -
 Other assets                                            93,609      194,922       29,647       (249,856)      68,322
                                                   --------------------------------------------------------------------
  Total assets                                       $  397,945   $  204,847    $ 140,846     $ (178,000)  $  565,638
                                                   ====================================================================


Current liabilities                                  $   36,388   $   15,376    $  48,120     $   (1,150)  $   98,734
Long-term debt, less current portion                    158,125            -        4,043              -      162,168
Other non-current liabilities                            27,646       11,143       24,622              -       63,411
                                                   --------------------------------------------------------------------
  Total liabilities                                     222,159       26,519       76,785         (1,150)     324,313

Shareholders' equity                                    175,786      178,328       64,061       (176,850)     241,325
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  397,945   $  204,847    $ 140,846     $ (178,000)  $  565,638
                                                   ====================================================================



                                                       Parent    Guarantors   Nonguarantors Eliminations  Consolidated
                                                   --------------------------------------------------------------------
FOR THE SIX MONTHS ENDED OCTOBER 1, 2006
Net sales                                            $  141,257   $   85,164    $  89,388     $  (24,890)  $  290,919
Cost of products sold                                   104,169       63,432       66,758        (24,740)     209,619
                                                   --------------------------------------------------------------------
Gross profit                                             37,088       21,732       22,630           (150)      81,300
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             21,477        8,470       17,788              -       47,735
Restructuring charges                                      (406)           -            -              -         (406)
Amortization of intangibles                                  52            1           34              -           87
                                                   --------------------------------------------------------------------
                                                         21,123        8,471       17,822              -       47,416
                                                   --------------------------------------------------------------------
Income (loss) from operations                            15,965       13,261        4,808           (150)      33,884
Interest and debt expense                                 6,572        1,968          148              -        8,688
Other (income) and expense, net                           4,221         (406)      (1,311)             -        2,504
                                                   --------------------------------------------------------------------
Income (loss) before income tax expense                   5,172       11,699        5,971           (150)      22,692
Income tax expense                                        2,246        4,653        2,264              -        9,163
                                                   --------------------------------------------------------------------
Income (loss) from continuing operations                  2,926        7,046        3,707           (150)      13,529
Income from discontinued operations                         357            -            -              -          357
                                                   --------------------------------------------------------------------
Net income (loss)                                    $    3,283   $    7,046    $   3,707     $     (150)  $   13,886
                                                   ====================================================================


FOR THE SIX MONTHS ENDED OCTOBER 1, 2006
OPERATING ACTIVITIES:
Net cash provided by operating activities            $   14,203   $      171    $     587     $        -   $   14,961
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -          777              -          777
Capital expenditures                                     (2,394)        (588)      (1,354)             -       (4,336)
Proceeds from sale of facilities and surplus real
  estate                                                  1,655          396            -              -        2,051
Proceeds from discontinued operations note
  receivable                                                357            -            -              -          357
                                                   --------------------------------------------------------------------
Net cash used by investing activities                      (382)        (192)        (577)             -       (1,151)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     2,051            -            -              -        2,051
Net borrowings under revolving
  line-of-credit agreements                                   -            -        1,571              -        1,571
(Repayment) borrowings of debt                          (42,328)           -        3,003              -      (39,325)
Deferred financing costs incurred                          (395)           -            -              -         (395)
Other                                                       291            -            -              -          291
                                                   --------------------------------------------------------------------
Net cash (used) provided by financing activities        (40,381)           -        4,574              -      (35,807)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -          (69)         645              -          576
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                 (26,560)         (90)       5,229              -      (21,421)
Cash and cash equivalents at beginning of period         27,531       (1,461)      19,528              -       45,598
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $      971   $   (1,551)   $  24,757     $        -   $   24,177
                                                   ====================================================================

10.      LOSS CONTINGENCIES

Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating costs associated with its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2025 and March 31, 2037 to range between $5,000 and $14,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,400 which has been reflected as a liability in the consolidated financial statements as of September 30, 2007. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $325 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

11.      NEW ACCOUNTING STANDARDS

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

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. Over the past two years, this includes the introduction of powered hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. We have recently reorganized and expanded our management team to align with these strategic initiatives. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. As a result of these efforts and the continued strong industrial economy in our important markets of interest, we believe we can sustain our expected Products segment growth rate in the mid single-digit range for fiscal 2008. Management monitors U.S. Industrial Capacity Utilization, which has exceeded 80% for the past 1 1/2 years, as an indicator of anticipated demand for our product. In addition, we continue to monitor the potential impact of other global and domestic trends, including energy costs, steel price fluctuations, interest rates and activity in a variety of end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. We are evaluating strategic alternatives of certain other businesses performing at levels below the corporate average, including Univeyor, our material handling systems business. During fiscal 2007, in furtherance of our facility rationalization projects, we completed the sale of one of our less strategic businesses, a specialty crane manufacturer, and sold two pieces of excess real estate, generating $4.5 million of proceeds. During the six months of fiscal 2008, we completed the sale and partial leaseback of a manufacturing facility in Charlotte, North Carolina, generating $5.2 million of proceeds. The proceeds have been, and will continue to be used to repay our outstanding debt.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35,000 in fiscal 2007 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $35,000 to $40,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, as we experience fluctuations in our costs, we reflect them as price increases to our customers. We implemented a price increase on our steel-intensive products in September to capture recent steel cost increases. We will continue to monitor our costs and reevaluate our pricing policies. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
Net sales in the fiscal 2008 quarter ended September 30, 2007 were $151,410, up $7,185 or 5.0% from the fiscal 2007 quarter ended October 1, 2006. Net sales for the six months ended September 30, 2007 were $299,520, an increase of $8,601 or 3.0% from the six months ended October 1, 2006. Sales in the Products segment increased by $11,275 or 8.7% from the previous year's quarter and $19,902 or 7.7% from the previous year's six-month period then ended. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $4,500 in the six months ended September 30, 2007. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $2,300 and $3,800 toward the Products segment increase in sales for the quarter and six-month period ended September 30, 2007, respectively. Sales in the Solutions segment decreased 26.9% or $4,090 for the quarter and 33.5% or $11,301 for the six months ended September 30, 2007 when compared with the same periods in the prior year. The decreases in this segment are primarily due to lower volume in our European conveyor business as revenue has been intentionally held back as a result of historically unacceptable returns on certain types of projects. We have restructured that business and are converting it into a more products and services orientated model. Translation of foreign currencies into U.S. dollars contributed an additional $500 and $900 toward the Solutions segment sales for the quarter and six-months ended September 30, 2007. Sales in the segments are summarized as follows:

                         THREE MONTHS ENDED                                SIX MONTHS ENDED
                         ------------------                                ----------------
                SEPT. 30,     OCT. 1,          CHANGE              SEPT. 30,     OCT. 1,          CHANGE
                  2007         2006       AMOUNT       %             2007         2006        AMOUNT      %
                  ----         ----       ------      ---            ----         ----        ------     ---
Products      $  140,312   $  129,037    $ 11,275     8.7        $  277,078    $ 257,176    $  19,902    7.7
Solutions         11,098       15,188      (4,090)  -26.9            22,442       33,743      (11,301) -33.5
              ----------   ----------    --------                ----------    ---------    ---------
Net sales     $  151,410   $  144,225    $  7,185     5.0        $  299,520    $ 290,919    $   8,601    3.0
              ==========   ==========    ========                ==========    =========    =========

Gross profit and gross profit margins by operating segment are summarized as follows:

                                      THREE MONTHS ENDED                              SIX MONTHS ENDED
                                      ------------------                              ----------------
                              SEPT. 30, 2007       OCT. 1, 2006            SEPT. 30, 2007         OCT. 1, 2006
                              --------------       ------------            --------------         ------------
                                  $        %          $        %               $        %            $        %
                                 ---      ---        ---      ---             ---      ---          ---      ---
Products                     $  44,232   31.5    $  37,896   29.4         $  86,331   31.2      $  77,313   30.1
Solutions                        1,806   16.3        1,121    7.4             3,595   16.0          3,987   11.8
                             ---------           ---------                ---------             ---------
Total Gross Profit           $  46,038   30.4    $  39,017   27.1         $  89,926   30.0      $  81,300   27.9
                             =========           =========                =========             =========

The increase in the gross profit margin for the Products segment is the result of product mix, the realization of operational leverage at increased sales volumes, ongoing cost containment activities and the translation of foreign currencies into U.S. dollars, which contributed $900 and $1,600 toward the Products segment increase in gross margin for the quarter and six-months ended September 30, 2007, respectively. The Solutions segment reflected gross margin improvement due to restructuring activities undertaken at our Univeyor business.

Selling expenses were $17,269,  $14,739,  $33,390 and $30,106 in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively. The changes in selling expense dollars were impacted by our increased investment to support our strategic growth initiatives including investments in new markets ($1,100 and $1,600 for the quarter and six-month period ended September 30, 2007, respectively), translation of foreign currencies into U.S. dollars ($600 and $900 for the quarter and six-month period ended September 30, 2007, respectively) and increased variable selling costs as a result of higher sales volume. As a percentage of consolidated net sales, selling expenses were 11.4%, 10.2%, 11.1%, and 10.3% in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively.

General and administrative expenses were $9,127, $8,540, $18,323 and $17,629 in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively. The increase in administrative expenses was primarily the result of increased research and development costs ($275 and $430 for the quarter and six-month period ended September 30, 2007, respectively) and the translation of foreign currencies into U.S. dollars ($350 and $500 for the quarter and six-month period ended September 30, 2007, respectively) As a percentage of consolidated net sales, general and administrative expenses were 6.0%, 5.9%, 6.1%, and 6.1% in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively.

Restructuring charges were $469, ($410), $745, and ($406) in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively. The 2008 restructuring include $402 of costs related to the partial demolition of an older and underutilized domestic facility and $343 of costs incurred to reduce ongoing operating costs and change our Univeyor business model to increase its focus on offering products as packaged solutions rather than engineered-to-order systems. The reversal of restructuring charges in fiscal 2007 resulted from the sale of a previously closed facility and included $216 of gain on the sale of the property that had been written down in previous periods.

Interest and debt expense was $3,627, $4,176, $7,805, and $8,688 in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively. This decrease is the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 2.4%, 2.9%, 2.6%, and 3.0% in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively.

Cost of bond redemptions was $1,443, $0, $1,443, and $4,583 in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively. The charges in fiscal 2008 and 2007 were related to the redemption of our 10% notes.

Income tax expense as a percentage of income from continuing operations before income tax expense was 37.3%, 37.7%, 38.1%, and 40.4% in the fiscal 2008 and 2007 quarters and the six-month periods then ended, respectively. The six month fiscal 2007 percentage varies from the U.S. statutory rate due to $866 of non-deductible stock option expense in the period. As of September 30, 2007, the Company had U.S. federal net operating loss carry-forwards of approximately $16,800 representing approximately $5,900 of cash tax savings in future periods.

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

Upon adoption of FIN No. 48, the Company recorded a reduction in retained earnings for the cumulative effect adjustment of $186 to its $2,600 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. At the end of the first quarter, there was no change in the balance of unrecognized tax benefits.

During the second quarter of fiscal 2008, the balance of unrecognized tax benefits increased $223 as a result of certain intercompany transactions that have not been audited by the various tax jurisdictions and a matter that arose during a state income tax audit.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to September 30, 2008.

The Company had $177 accrued for the payment of interest and penalties at September 30, 2007. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its Consolidated Statement of Operations. The Company is currently open to audit by the Internal Revenue Service for the years ending March 31, 2004 through 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $53,628 at September 30, 2007, an increase of $4,973 from the March 31, 2007 balance of $48,655.

Net cash provided by operating activities was $23,884 for the six months ended September 30, 2007 compared to $14,961 for the six months ended October 1, 2006. The $8,923 increase is the result of stronger operating performance in fiscal 2008 ($3,344) and changes in working capital components. During the six months ended September 30, 2007, changes in working capital components used $10,531, compared to $16,110 used in the six months ended October 1, 2006. Changes in net working capital include a favorable change of $6,168 on accounts receivables and unbilled revenues as a result of improved collection results and a favorable change in prepaid expenses and other assets of $2,987 due to timing of payments. These were offset by an unfavorable change of $2,237 on inventory (resulting from support for upcoming new product launches, an increase for longer term capital projects equipment and timing of offshore purchases) and an unfavorable change of $1,339 in accounts payable and accrued and non-current liabilities (resulting from timing of disbursements and changing product liability reserves).

Net cash provided (used) by investing activities was $42 for the six months ended September 30, 2007 compared to ($1,151) for the six months ended October 1, 2006. The $1,193 change in net cash provided (used) by investing activities was the result of a $3,403 increase in proceeds received from the sale of facilities and surplus real estate in fiscal 2008 compared to fiscal 2007. This increase in cash was partially offset by a $1,488 increase in cash used to purchase marketable securities, net and a $643 increase in capital expenditures.

Net cash used by financing activities was $21,981 for the six months ended September 30, 2007 compared to $35,807 for the six months ended October 1, 2006. The net cash used in financing activities for the six months ended September 30, 2007 consisted primarily of $23,397 of net debt repayments, partially offset by $1,061 of proceeds from stock options exercised. The net cash used in financing activities for the six months ended October 1, 2006 consisted primarily of $39,325 of debt repayments, partially offset by $2,051 of proceeds from the issuance of common stock and stock options exercised, and $1,571 of borrowings under revolving line of credit agreements.

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

Our Revolving Credit Facility provides availability up to $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000. The Revolving Credit Facility matures February 2011.

The unused portion of the Revolving Credit Facility totaled $63,441, net of outstanding borrowings of zero and outstanding letters of credit of $11,559 of September 30, 2007. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.

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

On August 1, 2007 the Company used cash on hand to redeem all of the outstanding Senior Secured 10% Notes at a price of 105% of the principal amount. The redemption required a $1,106 premium payment to Noteholders and $337 of unamortized financing costs were written-off in the fiscal 2008 second quarter ending September 30, 2007.

International lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2007, amounts available under significant foreign credit lines totaled approximately $11,500 of which $9,800 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain fixed term bank loans. As of September 30, 2007, significant loans totaled $4,140 of which $2,992 were secured loans.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended September 30, 2007 and October 1, 2006 were $4,979 and $4,336, respectively. We expect capital spending for fiscal 2008 to be approximately $10 to $12 million compared with $10.7 million in fiscal 2007. Incremental capital expenditures for fiscal 2008 will be primarily directed toward new product development and productivity improvement.

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


Item 4.    Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There were no changes in the Company's internal controls or other factors during our second quarter ended September 30, 2007.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Company's Annual Meeting of Stockholders held on July 30, 2007, the stockholders approved the following:

                    (a) A proposal to elect directors of the Company as follows:

                        16,014,798 votes cast for:        Timothy T. Tevens;
                        15,570,498 votes cast for:        Richard H. Fleming;
                        16,017,345 votes cast for:        Ernest R. Verebelyi;
                        15,802,284 votes cast for:        Wallace W. Creek;
                        15,802,427 votes cast for:        Linda A. Goodspeed;
                        15,801,889 votes cast for:        Stephen Rabinowitz;
                        15,659,480 votes cast for:        Nicholas T. Pinchuk.

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




Date: NOVEMBER 9, 2007                /S/ KAREN L. HOWARD
      ----------------                ------------------------------------------
                                      Karen L. Howard
                                      Vice President and Chief Financial Officer
                                        (Principal Financial Officer)