Form 10-Q
period 2008-08-07
COLUMBUS MCKINNON CORP; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L
filed 2008-08-07
CIK 1005229, 1062624, 1263400, 1263401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 29, 2008
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

Commission File Number:       0-27618

Columbus McKinnon Corporation
(Exact name of registrant as specified in its charter)

New York	16-0547600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 John James Audubon Parkway, Amherst, NY	14228-1197
(Address of principal executive offices)	(Zip code)

(716) 689-5400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : [X] Yes   [ ]  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X] No

The number of shares of common stock outstanding as of July 31, 2008 was:  19,009,888 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 29, 2008

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	March 31,
	2008	2008

ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$84,834	$75,994
Trade accounts receivable	93,736	93,833
Inventories	89,071	84,286
Prepaid expenses	32,610	17,320
Current assets of discontinued operations	-	17,334
Total current assets	300,251	288,767
Property, plant, and equipment, net	53,374	53,420
Goodwill and other intangibles, net	187,348	187,376
Marketable securities	30,098	29,807
Deferred taxes on income	16,390	17,570
Other assets	6,695	8,094
Assets of discontinued operations	-	5,001
Total assets	$594,156	$590,035

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$28	$36
Trade accounts payable	34,606	35,149
Accrued liabilities	55,696	52,265
Restructuring reserve	-	58
Current portion of long-term debt	332	326
Current liabilities of discontinued operations	15,191	24,955
Total current liabilities	105,853	112,789
Senior debt, less current portion	2,986	3,066
Subordinated debt	129,855	129,855
Other non-current liabilities	49,294	48,844
Total liabilities	287,988	294,554
Shareholders' equity
Common stock	190	189
Additional paid-in capital	179,374	178,457
Retained earnings	131,296	122,400
ESOP debt guarantee	(2,694)	(2,824)
Accumulated other comprehensive loss	(1,998)	(2,741)
Total shareholders' equity	306,168	295,481
Total liabilities and shareholders' equity	$594,156	$590,035

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)

Net sales	$151,164	$141,450
Cost of products sold	102,639	98,118
Gross profit	48,525	43,332

Selling expenses	18,202	15,544
General and administrative expenses	9,901	8,277
Restructuring charges	-	8
Amortization of intangibles	27	28
	28,130	23,857

Income from operations	20,395	19,475
Interest and debt expense	3,193	3,960
Investment income	(291)	(294)
Other (income) and expense, net	(772)	(939)
Income before income tax expense	18,265	16,748
Income tax expense	6,499	6,294
Income from continuing operations	11,766	10,454
Loss from discontinued operations (net of tax benefit)	(2,096)	(934)
Net income	9,670	9,520
Retained earnings - beginning of period	122,400	85,237
Change in accounting principle (note 11)	(774)	(186)
Retained earnings - end of period	$131,296	$94,571

Basic income per share:
Income from continuing operations	$0.62	$0.56
Loss from discontinued operations	(0.11)	(0.05)
Net income	$0.51	$0.51

Diluted income per share:
Income from continuing operations	$0.61	$0.55
Loss from discontinued operations	(0.11)	(0.05)
Net income	$0.50	$0.50

See accompanying notes to condensed consolidated financial statements.

 COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Income from continuing operations	$11,766	$10,454
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,172	2,091
Deferred income taxes	1,180	6,072
Gain on sale of real estate/investments	(48)	(325)
Stock-based compensation	408	195
Amortization/write-off of deferred financing costs	133	163
Changes in operating assets and liabilities net of effects of business divestitures:
Trade accounts receivable	247	130
Inventories	(4,613)	(7,064)
Prepaid expenses	(1,236)	409
Other assets	1,244	(118)
Trade accounts payable	(551)	3,201
Accrued and non-current liabilities	1,347	(3,188)
Net cash provided by operating activities from continuing operations	12,049	12,020
Net cash used by operating activities from discontinued operations	(2,218)	(2,359)
Net cash provided by operating activities	9,831	9,661

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	170	12,776
Purchases of marketable securities	(667)	(12,663)
Capital expenditures	(2,118)	(2,530)
Proceeds from sale of assets	-	5,454
Net cash (used) provided by investing activities from continuing operations	(2,615)	3,037
Net cash provided by investing activities from discontinued operations	139	116
Net cash (used) provided by investing activities	(2,476)	3,153

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	221	569
Net payments under revolving line-of-credit agreements	(8)	(671)
Repayment of debt	(74)	(21)
Other	317	142
Net cash provided by financing activities from continuing operations	456	19
Net cash provided (used) by financing activities from discontinued operations	579	(398)
Net cash provided (used) by financing activities	1,035	(379)
Effect of exchange rate changes on cash	450	808
Net change in cash and cash equivalents	8,840	13,243
Cash and cash equivalents at beginning of year	75,994	48,655
Cash and cash equivalents at end of year	$84,834	$61,898
See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)

Net income	$9,670	$9,520
Other comprehensive income, net of tax:
Foreign currency translation adjustments	947	1,637
Unrealized loss on investments:
Unrealized holding (loss) gain arising during the period	(206)	1
Reclassification adjustment for loss (gain) included in net income	2	(44)
	(204)	(43)
Total other comprehensive income	743	1,594
Comprehensive income	$10,413	$11,114

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except share data)
June 29, 2008

1. Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 29, 2008 and the results of its operations and its cash flows for the three month periods ended June 29, 2008 and July 1, 2007, have been included. Results for the period ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2008.

The Company is a leading manufacturer and marketer of material handling products, systems and services which lift, secure, position and move material ergonomically, safely, precisely and efficiently. Key products include hoists, cranes, chain and forged attachments. The Company’s products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users.

2. Discontinued  Operations

As part of its continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, which business represented the majority of the Solutions segment. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the results of operations of the Univeyor business have been classified as discontinued operations in the condensed, consolidated balance sheets, statements of operations and statements of cash flows presented herein.

Summarized statements of operations for discontinued operations of Univeyor A/S:
	Three Months Ended
	June 29,	July 1,
	2008	2007
Net sales	$8,982	$6,660
Loss before income tax benefit	(1,655)	(1,411)
Income tax benefit	-	(338)
Loss from operations, net of tax benefit	(1,655)	(1,073)
Loss on sale of discontinued operations	(14,627)	-
Loss from discontinued operations	(16,282)	(1,073)
Tax benefit from sale	14,047	-
Loss from discontinued operations, net of tax benefit	$(2,235)	$(1,073)

In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15,191 in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt. These obligations are reported as current liabilities of discontinued operations on the June 29, 2008 consolidated balance sheet.

Prior to the disposal of Univeyor A/S, during the past year as part of Univeyor’s ongoing business, the Company had provided performance guarantees to certain customers and a third party for the satisfactory completion of contracts to design, manufacture and install its integrated material handling conveyor systems. Pursuant to the terms of the share purchase agreement, the Company has agreed to continue to provide performance guarantees on certain pre-existing contracts totaling approximately $11,000. Approximately $5,800 of these guarantees are expected to expire by October 31, 2008, with the remaining portion being performance bond guarantees that are expected to expire by the end of fiscal 2010 unless released by third party prior thereto. There are no liabilities recorded in the accompanying condensed consolidated balance sheets relating to these guarantees. Historically, none of Univeyor’s customers has ever made a claim against either Univeyor A/S or the Company for indemnification on the performance guarantees. The terms of the share purchase agreement provide that the purchaser indemnify the Company for and hold it harmless against any loss, liability, or claim arising from the guarantees after the date of sale.

3. Fair Value Measurements

Beginning in fiscal year 2009, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is separated into three levels based on the reliability of inputs as follows:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, involving some degree of judgment.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The availability of observable inputs can vary from asset/liability to asset/liability and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair  value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date.

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis:
		Fair value measurements at reporting date using
Description	At June 29, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities	$30,098	$30,098	$-	$-

As of June 29, 2008, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to implement the fair value options allowed under this standard.

4. Inventories

Inventories consisted of the following:

	June 29,	March 31,
	2008	2008
At cost - FIFO basis:
Raw materials	$47,608	$44,594
Work-in-process	11,177	10,454
Finished goods	46,451	44,102
	105,236	99,150
LIFO cost less than FIFO cost	(16,165)	(14,864)
Net inventories	$89,071	$84,286

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

5. Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans:

	Three Months Ended
	June 29,	July 1,
	2008	2007
Service costs	$1,106	$1,094
Interest cost	2,206	2,019
Expected return on plan assets	(2,299)	(2,043)
Net amortization	294	450
Net periodic pension cost	$1,307	$1,520

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans:

	Three Months Ended
	June 29,	July 1,
	2008	2007
Service costs	$1	$1
Interest cost	167	146
Amortization of plan net losses	115	96
Net periodic postretirement cost	$283	$243

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

6. Income Taxes

Income tax expense from continuing operations as a percentage of income from continuing operations before income tax expense was 35.6% and 37.6% in the fiscal 2009 and 2008 quarters, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended
	June 29,	July 1,
	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$9,670	$9,520

Denominators:
Weighted-average common stock outstanding -denominator for basic EPS	18,819	18,638

Effect of dilutive employee stock options and awards	402	450

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,221	19,088

During the first three months of fiscal 2009, a total of 27,350 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans.

8. Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements.  Historically the Company had two operating and reportable segments, Products and Solutions.  The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems.  In the first quarter of fiscal 2009, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of its integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and our products-orientated strategic growth initiatives, the Company determined that it now has only one operating and reportable segment for both internal and external reporting purposes. Prior period financial information included herein has been restated to reflect the financial position and results of operations as one segment.

9. Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of June 29, 2008
Current assets:
Cash and cash equivalents	$35,710	$51	$49,073	$—	$84,834
Trade accounts receivable	61,703	5	32,028	—	93,736
Inventories	36,974	18,967	35,495	(2,365)	89,071
Other current assets	22,606	976	9,028	—	32,610
Total current assets	156,993	19,999	125,624	(2,365)	300,251
Property, plant, and equipment, net	26,345	11,810	15,219	—	53,374
Goodwill and other intangibles, net	89,005	57,033	41,310	—	187,348
Intercompany	50,231	(55,554)	(66,965)	72,288	—
Other assets	77,239	194,783	31,018	(249,857)	53,183
Total assets	$399,813	$228,071	$146,206	$(179,934)	$594,156

Current liabilities of continuing operations	$43,099	$16,618	$33,911	$(2,966)	$90,662
Current liabilities of discontinued operations	—	—	15,191	—	15,191
Current liabilities	43,099	16,618	49,102	(2,966)	105,853
Long-term debt, less current portion	129,855	2,763	223	—	132,841
Other non-current liabilities	12,018	10,593	26,683	—	49,294
Total liabilities	184,972	29,974	76,008	(2,966)	287,988
Shareholders' equity	214,841	198,097	70,198	(176,968)	306,168
Total liabilities and shareholders' equity	$399,813	$228,071	$146,206	$(179,934)	$594,156

For the Three Months Ended June 29, 2008
Net sales	$75,255	$43,093	$44,037	$(11,221)	$151,164
Cost of products sold	54,048	32,295	27,517	(11,221)	102,639
Gross profit	21,207	10,798	16,520	—	48,525
Selling, general and administrative expenses	14,661	3,367	10,075	—	28,103
Amortization of intangibles	26	1	—	—	27
	14,687	3,368	10,075	—	28,130
Income from operations	6,520	7,430	6,445	—	20,395
Interest and debt expense	2,762	400	31	—	3,193
Other (income) and expense, net	(280)	(24)	(759)	—	(1,063)
Income before income tax expense	4,038	7,054	7,173	—	18,265
Income tax expense	1,678	2,777	2,044	—	6,499
Income from continuing operations	2,360	4,277	5,129	—	11,766
Income (loss) from discontinued operations	139	—	(2,235)	—	(2,096)
Net income	$2,499	$4,277	$2,894	$—	$9,670

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended June 29, 2008
Operating activities:
Net cash provided by operating activities from continuing operations	$4,042	$697	$7,310	$—	$12,049
Net cash used by operating activities from discontinued operations	—	—	(2,218)	—	(2,218)
Net cash provided by operating activities	4,042	697	5,092	—	9,831

Investing activities:
Purchase of marketable securities, net	—	—	(497)	—	(497)
Capital expenditures	(809)	(257)	(1,052)	—	(2,118)
Net cash used by investing activities from continuing operations	(809)	(257)	(1,549)	—	(2,615)
Net cash provided by investing activities from discontinued operations	139	—	—	—	139
Net cash used by investing activities	(670)	(257)	(1,549)	—	(2,476)

Financing activities:
Proceeds from stock options exercised	221	—	—	—	221
Net payments under revolving line-of-creditagreements	—	—	(8)	—	(8)
Repayment of debt	—	(46)	(28)	—	(74)
Other	317	—	—	—	317
Net cash provided (used) by financing activities from continuing operations	538	(46)	(36)	—	456
Net cash provided by financing activities from discontinued operations	—	—	579	—	579
Net cash provided (used) by financing activities	538	(46)	543	—	1,035
Effect of exchange rate changes on cash	—	(2)	452	—	450
Net change in cash and cash equivalents	3,910	392	4,538	—	8,840
Cash and cash equivalents at beginning of period	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of period	$35,710	$51	$49,073	$—	$84,834

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2008
Current assets:
Cash and cash equivalents	$31,800	$(341)	$44,535	$—	$75,994
Trade accounts receivable	62,992	—	30,841	—	93,833
Inventories	35,375	18,797	32,479	(2,365)	84,286
Other current assets	8,264	1,025	8,031	—	17,320
Current assets of discontinued operations	—	—	17,334	—	17,334
Total current assets	138,431	19,481	133,220	(2,365)	288,767
Property, plant, and equipment, net	26,834	11,916	14,670	—	53,420
Goodwill and other intangibles, net	89,008	57,034	41,334	—	187,376
Intercompany	50,555	(59,869)	(64,821)	74,135	—
Other assets	79,909	194,783	30,636	(249,857)	55,471
Assets of discontinued operations	—	—	5,001	—	5,001
Total assets	$384,737	$223,345	$160,040	$(178,087)	$590,035

Current liabilities of continuous operations	$42,714	$15,951	$30,288	$(1,119)	$87,834
Current liabilities of discontinued operations	—	—	24,955	—	24,955
Current liabilities	42,714	15,951	55,243	(1,119)	112,789
Long-term debt, less current portion	129,855	2,815	251	—	132,921
Other non-current liabilities	12,312	10,757	25,775	—	48,844
Total liabilities	184,881	29,523	81,269	(1,119)	294,554
Shareholders' equity	199,856	193,822	78,771	(176,968)	295,481
Total liabilities and shareholders' equity	$384,737	$223,345	$160,040	$(178,087)	$590,035

For the Three Months Ended July 1, 2007
Net sales	$74,263	$41,361	$35,110	$(9,284)	$141,450
Cost of products sold	54,410	30,428	22,564	(9,284)	98,118
Gross profit	19,853	10,933	12,546	—	43,332
Selling, general and administrative expenses	12,770	3,195	7,856	—	23,821
Restructuring charges	8	—	—	—	8
Amortization of intangibles	24	1	3	—	28
	12,802	3,196	7,859	—	23,857
Income from operations	7,051	7,737	4,687	—	19,475
Interest and debt expense	2,920	997	43	—	3,960
Other (income) and expense, net	(364)	(250)	(619)	—	(1,233)
Income before income tax expense	4,495	6,990	5,263	—	16,748
Income tax expense	1,827	2,740	1,727	—	6,294
Income from continuing operations	2,668	4,250	3,536	—	10,454
Income (loss) from discontinued operations	139	—	(1,073)	—	(934)
Net income	$2,807	$4,250	$2,463	$—	$9,520

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended July 1, 2007
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$15,227	$(5,260)	$2,053	$—	$12,020
Net cash used by operating activities from discontinued operations	—	—	(2,359)	—	(2,359)
Net cash provided (used) by operating activities	15,227	(5,260)	(306)	—	9,661

Investing activities:
Sale of marketable securities, net	—	—	113	—	113
Capital expenditures	(1,609)	(699)	(222)	—	(2,530)
Proceeds from sale of assets	—	5,454	—	—	5,454
Net cash (used) provided by investing activities from continuing operations	(1,609)	4,755	(109)	—	3,037
Net cash provided by investing activities from discontinued operations	139	—	(23)	—	116
Net cash (used) provided by investing activities	(1,470)	4,755	(132)	—	3,153

Financing activities:
Proceeds from stock options exercised	569	—	—	—	569
Net payments under revolving line-of-creditagreements	—	—	(671)	—	(671)
Repayment of debt	—	—	(21)	—	(21)
Other	142	—	—	—	142
Net cash provided (used) by financing activities from continuing operations	711	—	(692)	—	19
Net cash used by financing activities from discontinued operations	—	—	(398)	—	(398)
Net cash provided (used) by financing activities	711	—	(1,090)	—	(379)
Effect of exchange rate changes on cash	—	(24)	832	—	808
Net change in cash and cash equivalents	14,468	(529)	(696)	—	13,243
Cash and cash equivalents at beginning of period	18,366	(1,162)	31,451	—	48,655
Cash and cash equivalents at end of period	$32,834	$(1,691)	$30,755	$—	$61,898

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 2026 and March 2038 to range between $5,000 and $15,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,400 which has been reflected as a liability in the consolidated financial statements as of June 29, 2008. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $400 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

11.  New Accounting Standards

On April 1, 2007, the Company adopted the provisions of FASB Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  The adoption of FIN 48 resulted in a $186 reduction to the opening balance of retained earnings, recorded on the date of adoption.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on the date of adoption.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. See Footnote No. 3, “Fair Value Measurements,” for additional information.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to implement the fair value options allowed under this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the Company’s consolidated financial statements.

Item 2.                                                                                                                                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Dollar amounts in thousands)

Executive Overview

We are a leading manufacturer and marketer of a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators, rotary unions, lift tables and industrial components serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We have developed our leading market position over our 133-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions have significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing operation of these businesses includes extending our sales activities to the European and Asian marketplaces and improving our productivity. We are executing those initiatives through expanded sales activities, our Lean manufacturing efforts and new product development. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and excellent customer satisfaction.

We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. New product development activities have been focused on product line offerings of hoist and rigging products in accordance with international standards, to complement our offering of products designed in accordance with U.S. standards. Our efforts to expand our global sales are being accomplished through the introduction of certain of our products that historically have been distributed only in North America and also by introducing new products through our existing European distribution network. Furthermore, we continue to expand our on-the-ground sales forces as well as the distribution relationships in China to capture the anticipated growing demand for material handling products as that economy continues to industrialize. Our internal organization supports these strategic initiatives through division of responsibility for North America, Europe, Latin America and Asia Pacific. The investments in international markets and new products are part of our focus on our greatest opportunities for growth. To compliment our organic growth activities, we are also looking for opportunities via acquisitions or joint ventures. The focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing offering.

As a result of these efforts and the continued strong industrial economy in our important markets of interest, management believes we can sustain a growth rate in the mid single-digit range for fiscal 2009. We monitor U.S. Industrial Capacity Utilization, which has approximated 80% for the past 2½ years, as an indicator of anticipated U.S. demand for our product. In addition, we continue to monitor the potential impact of other global and U.S. trends, including energy costs, steel price fluctuations, interest rates, currency impact and activity in a variety of end-user markets around the globe.

We constantly explore ways to enhance our operating margins and leverage as well as further improve our productivity and competitiveness.  We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization.  The initiatives are being driven by the continued implementation of our Lean manufacturing efforts which are fundamentally changing our manufacturing processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to Lean manufacturing, we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management. As part of its continuing evaluation of our businesses, we determined that our integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with our long-term growth and operational objectives. On July 25, 2008, we completed the sale of our Univeyor business. The results of this business were accounted for as discontinued operations for the quarters presented herein.

We keep a close watch on the costs of steel.  We utilize approximately $35,000 to $40,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers. During the quarter, the Company has maintained margin neutrality on steel by increasing the steel surcharge in step with rising market prices. We will continue to monitor our costs and reevaluate our pricing policies.

We continue to operate in a highly competitive and global business environment. Accordingly, we face a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

Results of Operations

Three Months Ended June 29, 2008 and July 1, 2007
Net sales in the fiscal 2009 quarter ended June 29, 2008 were $151,164, up $9,714 or 6.9% from the fiscal 2008 quarter ended July 1, 2007 net sales of $141,450. The increase is due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $3,700 in the three months ended June 29, 2008. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $4,000 toward the increase in sales for the quarter ended June 29, 2008.

Gross profit in the fiscal 2009 quarter ended June 29, 2008 was $48,525, up $5,193 or 12.0% from the fiscal 2008 quarter ended July 1, 2007 gross profit of $43,332. Gross profit margin increased to 32.1% in the fiscal 2009 quarter from 30.6% in the fiscal 2008 quarter. The increase in the gross profit margin is the result of product mix, the realization of operational leverage at increased sales volumes, implementation of surcharges, ongoing cost containment activities and the translation of foreign currencies into U.S. dollars, which contributed $1,700 toward the increase in gross margin for the quarter ended June 29, 2008.

Selling expenses were $18,202 and $15,544 in the fiscal 2009 and 2008 quarters, respectively. The changes in selling expense dollars were impacted by our increased investment to support our strategic growth initiatives including in international markets, especially Eastern Europe, Southeast Asia, and Latin America ($1,100), the Company’s focus on the energy and non-residential construction markets in North America ($800) and translation of foreign currencies into U.S. dollars ($700). As a percentage of consolidated net sales, selling expenses were 12.0%, and 11.0% in the fiscal 2009 and 2008 quarters, respectively.

General and administrative expenses were $9,901 and $8,277 in the fiscal 2009 and 2008 quarters, respectively. The change in administrative expenses was primarily the result of an increase in our bad debt reserves ($600), personnel costs for new market investment and organizational capacity expansion ($400), increased research and development costs ($150) and the translation of foreign currencies into U.S. dollars ($300). As a percentage of consolidated net sales, general and administrative expenses were 6.5% and 5.9% in the fiscal 2009 and 2008 quarters then ended, respectively.

Interest and debt expense was $3,193 and $3,960 in the fiscal 2009 and 2008 quarters, respectively. This decrease is the result of lower debt levels.

Income tax expense from continuing operations as a percentage of income from continuing operations before income tax expense was 35.6% and 37.6% in the fiscal 2009 and 2008 quarters, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries.

Liquidity and Capital Resources

Cash and cash equivalents totaled $84,834 at June 29, 2008, an increase of $8,840 from the March 31, 2008 balance of $75,994.

Net cash provided by operating activities from continuing operations was $12,049 for the three months ended June 29, 2008 compared to $12,020 for the three months ended July 1, 2007. The net cash provided by operating activities from continuing operations for the three months ended June 29, 2008 is primarily the result of $11,766 of income from continuing operations plus non-cash charges of depreciation and amortization of $2,172, deferred income taxes of $1,180, which were partially offset by $3,562 of cash used for changes in operating assets and liabilities, primarily the result of a $4,613 increase in inventory. The net cash provided by operating activities from continuing operations for the three months ended July 1, 2007 is primarily the result of $10,454 of income from continuing operations plus non-cash charges of depreciation and amortization of $2,091, deferred income taxes of $6,072, which were partially offset by $6,630 of cash used for changes in operating assets and liabilities, primarily the result of a $7,064 increase in inventory. The increase in inventory in both periods resulted from support for penetration of new European markets, upcoming new product launches, an increase for longer term capital projects equipment and timing of offshore purchases. We fully utilized our U.S. federal net operating loss carryforwards in the fourth quarter of fiscal 2008, resulting in the decrease in the utilization of deferred taxes in the three months ended June 29, 2008 as compared to the three months ended July 1, 2007. Net cash used by operating activities from discontinued operations, attributable to our Univeyor business, was $2,218 and $2,359 for the three months ended June 29, 2008 and July 1, 2007, respectively.

Net cash used by investing activities from continuing operations was $2,615 for the three months ended June 29, 2008 compared to $3,037 of net cash provided by investing activities from continuing operations for the three months ended July 1, 2007. The net cash used by investing activities from continuing operations for the three months ended June 29, 2008 was the result of $2,118 used for capital expenditures and $497 for the net purchases of marketable securities. The net cash provided by investing activities from continuing operations for the three months ended July 1, 2007 was the result of $5,454 of proceeds from the sale of facilities and surplus real estate and $113 from the net sales of marketable securities, partially offset by $2,530 used for capital expenditures. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our sale of Automatic Systems, Inc, was $139 and $116 for the three months ended June 29, 2008 and July 1, 2007, respectively.

Net cash provided by financing activities from continuing operations was $456 for the three months ended June 29, 2008 compared to $19 for the three months ended July 1, 2007. The net cash provided by financing activities from continuing operations for three months ended June 29, 2008 consisted primarily of $221 of proceeds from stock options exercised, $187 of tax benefit from exercise of stock options and $130 from the change in ESOP debt guarantee, partially offset by $82 of net debt repayments. The net cash provided by financing activities from continuing operations for three months ended July 1, 2007 consisted primarily of $569 of proceeds from stock options exercised and $142 from the change in ESOP debt guarantee, partially offset by $692 of net debt repayments. Net cash provided by financing activities from discontinued operations, attributable to borrowings on revolving lines of credit agreements at our Univeyor business, was $579 for the three months ended June 29, 2008, compared to $398 of net cash used by financing activities from discontinued operations, attributable to borrowings on revolving lines of credit agreements at our Univeyor business, for the three months ended July 1, 2007.

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

The unused portion of the Revolving Credit Facility totaled $64,047, net of outstanding borrowings of zero and outstanding letters of credit of $10,953 as of June 29, 2008. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $129,855 at June 29, 2008 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

International lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. In addition to these facilities, our foreign subsidiaries have certain fixed term bank loans. In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15,191 in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt. The outstanding balance of other international lines of credit and foreign subsidiary fixed bank debt was $386 at June 29, 2008.

Prior to the disposal of Univeyor A/S, during the past year as part of Univeyor’s ongoing business, the Company had provided performance guarantees to certain customers and a third party for the satisfactory completion of contracts to design, manufacture and install its integrated material handling conveyor systems. Pursuant to the terms of the share purchase agreement, the Company has agreed to continue to provide performance guarantees on certain pre-existing contracts totaling approximately $11,000. Approximately $5,800 of these guarantees are expected to expire by October 31, 2008, with the remaining portion being performance bond guarantees that are expected to expire by the end of fiscal 2010 unless released by third party prior thereto. There are no liabilities recorded in the accompanying condensed consolidated balance sheets relating to these guarantees. Historically, none of Univeyor’s customers has ever made a claim against either Univeyor A/S or the Company for indemnification on the performance guarantees. The terms of the share purchase agreement provide that the purchaser indemnify the Company for and hold it harmless against any loss, liability, or claim arising from the guarantees after the date of sale.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 29, 2008 and July 1, 2007 were $2,118 and $2,530, respectively. We expect capital spending for fiscal 2009 to be approximately $14 to $15 million compared with $13.1 million in fiscal 2008. Incremental capital expenditures for fiscal 2009 will be primarily directed toward new product development and productivity improvement.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and our ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, U.S. employee benefits costs such as health insurance and energy costs have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases and consider surcharges on certain products, as determined necessary.  In the future, we may be further affected by inflation that we may not be able to pass on as price increases or surcharges.

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

Effects of New Accounting Pronouncements

On April 1, 2007, the Company adopted the provisions of FASB Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  The adoption of FIN 48 resulted in a $186 reduction to the opening balance of retained earnings, recorded on the date of adoption.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on the date of adoption.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. See Footnote No. 3, “Fair Value Measurements,” for additional information.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to implement the fair value options allowed under this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the Company’s consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, our asbestos-related liability, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2008.

Item 4.	Controls and Procedures

As of June 29, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2008. There were no changes in the Company’s internal controls or other factors during our first quarter ended June 29, 2008.

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

No material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Submission of Matters to a Vote of Security Holders – none.

Item 5.	Other Information – none.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: August 7, 2008	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)