Form 10-Q
period 2008-11-06
COLUMBUS MCKINNON CORP; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L
filed 2008-11-06
CIK 1005229, 1062624, 1263400, 1263401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 28, 2008
or

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

The number of shares of common stock outstanding as of October 31, 2008 was:  19,037,151 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 28, 2008

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	March 31,
	2008	2008

ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$82,034	$75,994
Trade accounts receivable	94,165	93,833
Inventories	89,232	84,286
Prepaid expenses	24,796	17,320
Current assets of discontinued operations	-	17,334
Total current assets	290,227	288,767
Property, plant, and equipment, net	52,973	53,420
Goodwill and other intangibles, net	186,450	187,376
Marketable securities	29,130	29,807
Deferred taxes on income	16,954	17,570
Other assets	6,724	8,094
Assets of discontinued operations	-	5,001
Total assets	$582,458	$590,035

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$17	$36
Trade accounts payable	35,135	35,149
Accrued liabilities	53,996	52,265
Restructuring reserve	-	58
Current portion of long-term debt	327	326
Current liabilities of discontinued operations	-	24,955
Total current liabilities	89,475	112,789
Senior debt, less current portion	2,917	3,066
Subordinated debt	129,855	129,855
Other non-current liabilities	50,882	48,844
Total liabilities	273,129	294,554
Shareholders' equity
Common stock	190	189
Additional paid-in capital	180,181	178,457
Retained earnings	141,933	122,400
ESOP debt guarantee	(2,570)	(2,824)
Accumulated other comprehensive loss	(10,405)	(2,741)
Total shareholders' equity	309,329	295,481
Total liabilities and shareholders' equity	$582,458	$590,035

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net sales	$154,680	$144,977	$305,844	$286,427
Cost of products sold	109,108	99,681	211,747	197,799
Gross profit	45,572	45,296	94,097	88,628

Selling expenses	17,164	16,882	35,366	32,426
General and administrative expenses	9,446	8,311	19,347	16,588
Restructuring charges	155	394	155	402
Amortization of intangibles	29	25	56	53
	26,794	25,612	54,924	49,469

Income from operations	18,778	19,684	39,173	39,159
Interest and debt expense	3,132	3,369	6,325	7,329
Cost of bond redemptions	-	1,443	-	1,443
Investment loss (income)	114	(257)	(177)	(551)
Other (income) and expense, net	(872)	(439)	(1,644)	(1,378)
Income before income tax expense	16,404	15,568	34,669	32,316
Income tax expense	5,897	5,698	12,396	11,992
Income from continuing operations	10,507	9,870	22,273	20,324
Income (loss) from discontinued operations (net of tax benefit)	130	(417)	(1,966)	(1,351)
Net income	10,637	9,453	20,307	18,973
Retained earnings - beginning of period	131,296	94,571	122,400	85,237
Change in accounting principle (note 11)	-	-	(774)	(186)
Retained earnings - end of period	$141,933	$104,024	$141,933	$104,024

Basic income per share:
Income from continuing operations	$0.55	$0.53	$1.18	$1.09
Income (loss) from discontinued operations	0.01	(0.02)	(0.10)	(0.07)
Net income	$0.56	$0.51	$1.08	$1.02

Diluted income per share:
Income from continuing operations	$0.54	$0.51	$1.16	$1.06
Income (loss) from discontinued operations	0.01	(0.02)	(0.10)	(0.07)
Net income	$0.55	$0.49	$1.06	$0.99

See accompanying notes to condensed consolidated financial statements.

 COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	September 28,	September 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net income	$20,307	$18,973
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,966	1,351
Depreciation and amortization	4,512	4,057
Deferred income taxes	8,016	10,115
Gain on sale of real estate/investments	(649)	(333)
Loss on early retirement of bonds	-	1,106
Stock-based compensation	974	395
Amortization/write-off of deferred financing costs	266	643
Changes in operating assets and liabilities net of effects of business divestitures:
Trade accounts receivable	(584)	603
Inventories	(5,301)	(12,146)
Prepaid expenses	(837)	1,203
Other assets	1,042	(981)
Trade accounts payable	88	2,643
Accrued and non-current liabilities	1,443	(108)
Net cash provided by operating activities from continuing operations	31,243	27,521
Net cash used by operating activities from discontinued operations	(2,214)	(3,637)
Net cash provided by operating activities	29,029	23,884

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	313	12,776
Purchases of marketable securities	(999)	(13,487)
Capital expenditures	(5,014)	(4,954)
Proceeds from sale of assets	1,269	5,454
Net cash used by investing activities from continuing operations	(4,431)	(211)
Net cash provided by investing activities from discontinued operations	265	253
Net cash (used) provided by investing activities	(4,166)	42

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	391	1,061
Net payments under revolving line-of-credit agreements	(19)	(777)
Repayment of debt	(125)	(23,326)
Other	441	281
Net cash provided (used) by financing activities from continuing operations	688	(22,761)
Net cash (used) provided by financing activities from discontinued operations	(14,612)	780
Net cash used by financing activities	(13,924)	(21,981)
Effect of exchange rate changes on cash	(4,899)	3,028
Net change in cash and cash equivalents	6,040	4,973
Cash and cash equivalents at beginning of year	75,994	48,655
Cash and cash equivalents at end of year	$82,034	$53,628

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands)

Net income	$10,637	$9,453	$20,307	$18,973
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,638)	3,738	(6,691)	5,375
Unrealized (loss) gain on investments:
Unrealized holding (loss) gain arising during the period	(1,157)	106	(1,363)	107
Reclassification adjustment for loss (gain) included in net income	388	(1)	390	(45)
	(769)	105	(973)	62
Total other comprehensive (loss) income	(8,407)	3,843	(7,664)	5,437
Comprehensive income	$2,230	$13,296	$12,643	$24,410

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except share data)
September 28, 2008

1. Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 28, 2008 and the results of its operations and its cash flows for the three and six-month periods ended September 28, 2008 and September 30, 2007, have been included. Results for the period ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2008.

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

2. Discontinued  Operations

As part of its continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, which business represented the majority of the Solutions segment. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the results of operations of the Univeyor business have been classified as discontinued operations in the condensed, consolidated balance sheets, statements of operations and statements of cash flows presented herein.  Income from discontinued operations presented herein also includes payments received on a note receivable related to our fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.

Summarized statements of operations for discontinued operations:
	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net sales	$-	$6,433	$8,982	$13,093
Income (loss) before income tax expense (benefit)	218	(496)	(1,223)	(1,693)
Income tax expense (benefit)	88	(79)	163	(342)
Income (loss) from operations, net of tax expense (benefit)	130	(417)	(1,386)	(1,351)
Loss on sale of discontinued operations	-	-	(14,627)	-
Income (loss) from discontinued operations	130	(417)	(16,013)	(1,351)
Tax benefit from sale	-	-	14,047	-
Income (loss) from discontinued operations, net of tax expense (benefit)	$130	$(417)	$(1,966)	$(1,351)

In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15,191 in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt.

Prior to the disposal of Univeyor A/S, during the past year as part of Univeyor’s ongoing business, the Company had provided performance guarantees to certain customers and a third party for the satisfactory completion of contracts to design, manufacture and install its integrated material handling conveyor systems. Pursuant to the terms of the share purchase agreement, the Company has agreed to continue to provide performance guarantees on certain pre-existing contracts totaling approximately $9,200 as of September 28, 2008 based on current exchange rates. Approximately $5,000 of these guarantees is expected to expire by the end of fiscal 2009 unless released by the third parties prior thereto, with the remaining guarantees expiring at various times during 2010 through fiscal 2012. Historically, none of Univeyor’s customers has ever made a claim against either Univeyor A/S or the Company for indemnification on the performance guarantees. The terms of the share purchase agreement provide that the purchaser indemnify the Company for and hold it harmless against any loss, liability, or claim arising from the guarantees after the date of sale. However, as a result of the global credit crisis, liquidity has become an area of growing concern as it affects Univeyor, the purchaser and the purchaser’s affiliated companies. Performance under these guarantees is dependent upon Univeyor’s ability to generate sufficient cash flow and secure performance bonds for future projects. Accordingly, the Company’s potential loss under these guarantees, if any, cannot be reasonably estimated at this time, and no liability has been recorded in the accompanying condensed consolidated balance sheets relating to these guarantees.

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

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis:

		Fair value measurements at reporting date using
Description	At September 28, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities	$29,130	$29,130	$-	$-

As of September 28, 2008, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

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

4. Inventories

Inventories consisted of the following:

	September 28,	March 31,
	2008	2008
At cost - FIFO basis:
Raw materials	$47,062	$44,594
Work-in-process	12,483	10,454
Finished goods	47,472	44,102
	107,017	99,150
LIFO cost less than FIFO cost	(17,785)	(14,864)
Net inventories	$89,232	$84,286

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

5. Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans:
	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Service costs	$1,105	$1,094	$2,211	$2,188
Interest cost	2,206	2,019	4,412	4,038
Expected return on plan assets	(2,299)	(2,043)	(4,598)	(4,086)
Net amortization	295	450	589	900
Net periodic pension cost	$1,307	$1,520	$2,614	$3,040

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans:
	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Service costs	$1	$1	$2	$2
Interest cost	167	146	334	292
Amortization of plan net losses	116	96	231	192
Net periodic postretirement cost	$284	$243	$567	$486

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

6. Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 35.9%, 36.6%, 35.8%, and 37.1% in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries, and the jurisdictional mix of taxable income forecasted for these subsidiaries.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$10,637	$9,453	$20,307	$18,973

Denominators:
Weighted-average common stock outstanding -denominator for basic EPS	18,857	18,717	18,838	18,677

Effect of dilutive employee stock options and awards	341	426	372	438

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,198	19,143	19,210	19,115

During the first six months of fiscal 2009, a total of 40,750 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans, and 13,863 shares of stock were issued under the Company’s Long Term Incentive Plan to the Company’s non-executive directors as part of their annual compensation.

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

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of September 28, 2008
Current assets:
Cash and cash equivalents	$12,311	$43	$69,680	$—	$82,034
Trade accounts receivable	65,365	—	28,800	—	94,165
Inventories	37,139	19,843	34,615	(2,365)	89,232
Other current assets	13,833	820	10,143	—	24,796
Total current assets	128,648	20,706	143,238	(2,365)	290,227
Property, plant, and equipment, net	26,354	11,751	14,868	—	52,973
Goodwill and other intangibles, net	89,014	57,032	40,404	—	186,450
Intercompany	63,430	(52,736)	(82,701)	72,007	—
Other assets	61,978	194,881	30,571	(234,622)	52,808
Total assets	$369,424	$231,634	$146,380	$(164,980)	$582,458

Current liabilities	43,261	17,689	31,772	(3,247)	89,475
Long-term debt, less current portion	129,855	2,709	208	—	132,772
Other non-current liabilities	12,911	10,577	27,394	—	50,882
Total liabilities	186,027	30,975	59,374	(3,247)	273,129
Shareholders' equity	183,397	200,659	87,006	(161,733)	309,329
Total liabilities and shareholders' equity	$369,424	$231,634	$146,380	$(164,980)	$582,458

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 28, 2008
Net sales	$155,392	$85,901	$87,368	$(22,817)	$305,844
Cost of products sold	114,114	64,984	55,466	(22,817)	211,747
Gross profit	41,278	20,917	31,902	—	94,097
Selling, general and administrative expenses	25,347	10,030	19,336	—	54,713
Restructuring charges	155	—	—	—	155
Amortization of intangibles	54	2	—	—	56
	25,556	10,032	19,336	—	54,924
Income from operations	15,722	10,885	12,566	—	39,173
Interest and debt expense	5,478	828	19	—	6,325
Other (income) and expense, net	(577)	(942)	(302)	—	(1,821)
Income before income tax expense	10,821	10,999	12,849	—	34,669
Income tax expense	4,590	4,279	3,527	—	12,396
Income from continuing operations	6,231	6,720	9,322	—	22,273
Income (loss) from discontinued operations	265	—	(2,231)	—	(1,966)
Net income	$6,496	$6,720	$7,091	$—	$20,307

For the Six Months Ended September 28, 2008
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$19,725	$(6)	$11,524	$—	$31,243
Net cash provided (used) by operating activities from discontinued operations	4	—	(2,218)	—	(2,214)
Net cash provided (used) by operating activities	19,729	(6)	9,306	—	29,029

Investing activities:
Purchase of marketable securities, net	—	—	(686)	—	(686)
Capital expenditures	(2,124)	(903)	(1,987)	—	(5,014)
Proceeds from sale of assets	—	1,269	—	—	1,269
Net cash (used) provided by investing activities from continuing operations	(2,124)	366	(2,673)	—	(4,431)
Net cash provided by investing activities from discontinued operations	265	—	—	—	265
Net cash (used) provided by investing activities	(1,859)	366	(2,673)	—	(4,166)

Financing activities:
Proceeds from stock options exercised	391	—	—	—	391
Net (payments) borrowings under revolving line-of-credit agreements	(23,000)	—	22,981	—	(19)
Repayment of debt	—	(93)	(32)	—	(125)
Other	441	—	—	—	441
Net cash (used) provided by financing activities from continuing operations	(22,168)	(93)	22,949	—	688
Net cash (used) provided by financing activities from discontinued operations	(15,191)	—	579	—	(14,612)
Net cash (used) provided by financing activities	(37,359)	(93)	23,528	—	(13,924)
Effect of exchange rate changes on cash	—	117	(5,016)	—	(4,899)
Net change in cash and cash equivalents	(19,489)	384	25,145	—	6,040
Cash and cash equivalents at beginning of period	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of period	$12,311	$43	$69,680	$—	$82,034

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2008
Current assets:
Cash and cash equivalents	$31,800	$(341)	$44,535	$—	$75,994
Trade accounts receivable	62,992	—	30,841	—	93,833
Inventories	35,375	18,797	32,479	(2,365)	84,286
Other current assets	8,264	1,025	8,031	—	17,320
Current assets of discontinued operations	—	—	17,334	—	17,334
Total current assets	138,431	19,481	133,220	(2,365)	288,767
Property, plant, and equipment, net	26,834	11,916	14,670	—	53,420
Goodwill and other intangibles, net	89,008	57,034	41,334	—	187,376
Intercompany	50,555	(59,869)	(64,821)	74,135	—
Other assets	79,909	194,783	30,636	(249,857)	55,471
Assets of discontinued operations	—	—	5,001	—	5,001
Total assets	$384,737	$223,345	$160,040	$(178,087)	$590,035

Current liabilities of continuous operations	$42,714	$15,951	$30,288	$(1,119)	$87,834
Current liabilities of discontinued operations	—	—	24,955	—	24,955
Current liabilities	42,714	15,951	55,243	(1,119)	112,789
Long-term debt, less current portion	129,855	2,815	251	—	132,921
Other non-current liabilities	12,312	10,757	25,775	—	48,844
Total liabilities	184,881	29,523	81,269	(1,119)	294,554
Shareholders' equity	199,856	193,822	78,771	(176,968)	295,481
Total liabilities and shareholders' equity	$384,737	$223,345	$160,040	$(178,087)	$590,035

For the Six Months Ended September 30, 2007
Net sales	$145,976	$85,899	$74,469	$(19,917)	$286,427
Cost of products sold	106,731	63,341	47,644	(19,917)	197,799
Gross profit	39,245	22,558	26,825	—	88,628
Selling, general and administrative expenses	23,074	8,657	17,283	—	49,014
Restructuring charges	402	—	—	—	402
Amortization of intangibles	51	2	—	—	53
	23,527	8,659	17,283	—	49,469
Income from operations	15,718	13,899	9,542	—	39,159
Interest and debt expense	5,228	2,037	64	—	7,329
Other (income) and expense, net	806	(227)	(1,065)	—	(486)
Income before income tax expense	9,684	12,089	10,543	—	32,316
Income tax expense	4,083	4,901	3,008	—	11,992
Income from continuing operations	5,601	7,188	7,535	—	20,324
Income (loss) from discontinued operations	278	—	(1,629)	—	(1,351)
Net income	$5,879	$7,188	$5,906	$—	$18,973

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2007
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$26,428	$(4,675)	$5,768	$—	$27,521
Net cash used by operating activities from discontinued operations	—	—	(3,637)	—	(3,637)
Net cash provided (used) by operating activities	26,428	(4,675)	2,131	—	23,884

Investing activities:
Purchases of marketable securities, net	—	—	(711)	—	(711)
Capital expenditures	(2,965)	(1,071)	(918)	—	(4,954)
Proceeds from sale of assets	—	5,454	—	—	5,454
Net cash (used) provided by investing activities from continuing operations	(2,965)	4,383	(1,629)	—	(211)
Net cash provided (used) by investing activities from discontinued operations	278	—	(25)	—	253
Net cash (used) provided by investing activities	(2,687)	4,383	(1,654)	—	42

Financing activities:
Proceeds from stock options exercised	1,061	—	—	—	1,061
Net payments under revolving line-of-creditagreements	—	—	(777)	—	(777)
(Repayment) borrowings of debt	(23,481)	(55)	210	—	(23,326)
Other	281	—	—	—	281
Net cash used by financing activities from continuing operations	(22,139)	(55)	(567)	—	(22,761)
Net cash provided by financing activities from discontinued operations	—	—	780	—	780
Net cash (used) provided by financing activities	(22,139)	(55)	213	—	(21,981)
Effect of exchange rate changes on cash	—	(121)	3,149	—	3,028
Net change in cash and cash equivalents	1,602	(468)	3,839	—	4,973
Cash and cash equivalents at beginning of period	18,366	(1,162)	31,451	—	48,655
Cash and cash equivalents at end of period	$19,968	$(1,630)	$35,290	$—	$53,628

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 2026 and March 2038 to range between $5,000 and $15,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $7,900 which has been reflected as a liability in the consolidated financial statements as of September 28, 2008. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $400 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

11. New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.

On April 1, 2007, the Company adopted the provisions of FASB Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The adoption of FIN 48 resulted in a $186 reduction to the opening balance of retained earnings, recorded on April 1, 2007, the date of adoption.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. See Footnote No. 3, “Fair Value Measurements,” for additional information.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to implement the fair value options allowed under this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Company adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on its consolidated financial statements.

12. Subsequent Events

On October 1, 2008, the Company acquired  Pfaff Beteiligungs GmbH (“Pfaff-silberblau”), a leading European supplier of lifting, material handling and actuator products with revenue of approximately $90 million USD, in 2007. Pfaff-silberblau is a leading European hoist and material handling equipment brand which complements the Company’s existing business in the region. Its actuator business provides the Company with technical engineering expertise, access to the growing European market and diversifies the Company’s existing North American business. The Pfaff-silberblau acquisition will strengthen the Company’s global sales to help level geographic economic cycles and meet its strategic objectives. The Company acquired the Kissing, Germany based Pfaff-silberblau for approximately $53 million USD. The acquisition was funded with existing cash.

On October 8, 2008, the Company used cash on hand to redeem $5,000 of the outstanding 8 7/8% Notes. The redemption included a $300 discount.  As a result of the redemption, $56 of unamortized financing costs were written-off.

Subsequent to the second quarter of fiscal 2009, we have entered into cross currency swaps and foreign exchange forward contracts to hedge changes in the value of intercompany loans to a certain foreign subsidiary due to changes in foreign exchange rates. The notional amount of these hedges is approximately $14.5 million.

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

We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. Such activities have been focused on product line offerings of hoist and rigging products in accordance with international standards, to complement our offering of products designed in accordance with U.S. standards. Our efforts to expand our global sales are being accomplished through the introduction of certain of our products that historically have been distributed only in North America and also by introducing new products through our existing European distribution network. Furthermore, we continue to leverage our on-the-ground sales forces as well as distribution relationships in China to capture the growing demand for material handling products as that economy continues to industrialize. Our internal organization supports these strategic initiatives through division of responsibility for North America, Europe, Latin America and Asia Pacific. Strategically, the investments in international markets and new products are part of our focus on our greatest opportunities for growth. To compliment our organic growth activities, we are also seeking acquisitions or joint ventures. Over the long term, the focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing offering.

The recently evolved global credit crisis has caused us to reflect on the current state of our business.  First, we currently stand with a strong capital structure which includes excess cash reserves, significant revolver availability with expiration dating to 2011, fixed-rate long-term debt which doesn’t expire until 2013 and a strong free cash flow business profile.  We believe our liquidity strength will enable us to withstand the external credit crisis.  Secondly, we are prepared to manage our business through this cycle, with a lower fixed cost footprint than prior cycles and flexibility to manage costs and deliveries enabled through our Lean manufacturing profile.  Additionally, our revenue base is more geographically diverse than in our Company’s history, with approximately 40% derived outside the U.S., pro forma for the effects of our October 1, 2008 Pfaff acquisition, which we believe will help to balance the impact of changes that will occur in different global economies at different times.  As in the past, we monitor U.S. Industrial Capacity Utilization, which has weakened over recent months, as an indicator of anticipated U.S. demand for our product. In addition, we continue to monitor the potential impact of other global and U.S. trends, including energy costs, steel price fluctuations, interest rates, currency impact and activity in a variety of end-user markets around the globe, which have been volatile of late.

We constantly explore ways to manage our operating margins as well as further improve our productivity and competitiveness, regardless of the point in the economic cycle.  We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization.  The initiatives are being driven by the continued

implementation of our Lean manufacturing efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to Lean manufacturing, we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continuously monitor market prices of steel.  We utilize approximately $40,000 to $45,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. However, during the second quarter of fiscal 2009, we were impacted by rapid increases in the cost of materials (steel and other components), freight, and utilities, especially in the latter half of the quarter. Certain of these costs are expected to decline in the fiscal third quarter, and we are taking aggressive measures to manage our pricing practices and fine tune our cost structure to be prepared for potential slower demand for our products.

As part of the continuing evaluation of our business strategy, we determined that our integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with our long-term growth and operational objectives. On July 25, 2008, we completed the sale of our Univeyor business. The results of this business were accounted for as discontinued operations for the quarters presented herein.

Also, as part of our strategic growth plan, on October 1, 2008, we acquired Pfaff Beteiligungs GmbH (“Pfaff-silberblau”), a leading European supplier of lifting, material handling and actuator products with revenue of approximately $90 million USD, in 2007. Pfaff-silberblau is a leading European hoist material handling equipment and actuator brand which complements our existing business in the region. Its actuator business provides us with technical engineering expertise, access to the growing European market and diversifies our existing North American business. The Pfaff-silberblau acquisition will strengthen our global sales and meet our strategic objectives. We acquired the Kissing, Germany based Pfaff-silberblau for approximately $53 million USD, funded with existing cash.

We continue to operate in a highly competitive and global business environment faced with significant uncertainty at the present time. We face a variety of challenges and opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our growth strategy, we are prepared to weather a downturn with our strong capital structure, solid cash position and flexible cost base.  We are aggressively addressing costs to buffer the impact on margins and will rapidly implement change where needed.

Results of Operations

Three Months and Six Months Ended September 28, 2008 and September 30, 2007
Net sales in the fiscal 2009 quarter ended September 28, 2008 were $154,680, up $9,703 or 6.7% from the fiscal 2008 quarter ended September 30, 2007 net sales of $144,977. Net sales for the six month period ended September 28, 2008 were $305,844, up $19,417 or 6.8% from the six months ended September 30, 2007 net sales of $286,427. The increase is due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases/surcharges of $7,200 and $10,900 in the quarter and six month period ended September 28, 2008, respectively. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $2,000 and $6,000 toward the increase in sales for the quarter and six month period ended September 28, 2008, respectively.

Gross profit in the fiscal 2009 quarter ended September 28, 2008 was $45,572, up $276 or 0.6% from the fiscal 2008 quarter ended September 30, 2007 gross profit of $45,296. Gross profit margin decreased to 29.5% in the fiscal 2009 quarter from 31.2% in the fiscal 2008 quarter. Gross profit in the six month period ended September 28, 2008 was $94,097, up $5,469 or 6.2% from the six month period ended September 30, 2007 gross profit of $88,628. Gross profit margin decreased to 30.8% in the six month period ended September 28, 2008 from 30.9% in the six month period ended September 30, 2007. The fiscal 2009 quarter gross profit margin was negatively impacted by rapid unrecovered increases in the cost of materials, freight, and utilities and the effect of hurricane Ike in the United States gulf coast region.

Selling expenses were $17,164, $16,882, $35,366 and $32,426 in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively. The increase in fiscal 2009 quarter compared to the fiscal 2008 quarter is primarily due to an additional $400 resulting from translation of foreign currencies into U.S. dollars. The increase in fiscal 2009 six-month period compared to the fiscal 2008 six-month period is primarily due to our increased investment to support our strategic growth initiatives which include international markets, especially Eastern Europe, Southeast Asia, and Latin America ($1,100), the Company’s marketing efforts in the energy and non-residential construction markets in North America ($800), and translation of foreign currencies into U.S. dollars ($1,100). As a percentage of consolidated net sales, selling expenses were 11.1%, 11.6%, 11.6%, and 11.3% in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively.

General and administrative expenses were $9,446, $8,311, $19,347 and $16,588 in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively. The increase in administrative expenses was primarily the result of increased personnel costs for new market investments and global management ($400 for the six-month period ended September 28, 2008), increased new product development costs ($100 and $250 for the quarter and six-month period ended September 28, 2008, respectively), an increase in our accounts receivable reserves ($600 and $1,400 for the quarter and six-month period ended September 28, 2008, respectively) and the translation of foreign currencies into U.S. dollars ($100 and $400 for the quarter and six-month period ended September 28, 2008, respectively). As a percentage of consolidated net sales, general and administrative expenses were 6.1%, 5.7%, 6.3%, and 5.8% in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively.

Restructuring charges were $155, $394, $155, and $402 in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively. The fiscal 2009 restructuring costs were related to the consolidation of a U.S. crane manufacturing facility into another existing crane manufacturing facility. The 2008 restructuring costs related to the partial demolition of an older and underutilized U.S. facility.

Interest and debt expense was $3,132, $3,369, $6,325, and $7,329 in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively. This decrease is the result of lower debt levels.

Cost of bond redemptions of $1,443 in both the quarter and six-month periods ended September 30, 2007 were related to the redemption of all of our outstanding Senior Secured 10% Notes.  There were no bond redemptions in the fiscal 2009 six-month period ended September 28, 2008.

Income tax expense as a percentage of income from continuing operations before income tax expense was 35.9%, 36.6%, 35.8%, and 37.1% in the fiscal 2009 and 2008 quarters and the six-month periods then ended, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries and the jurisdictional mix of taxable income forecasted for these subsidiaries.

Liquidity and Capital Resources

Cash and cash equivalents totaled $82,034 at September 28, 2008, an increase of $6,040 from the March 31, 2008 balance of $75,994. On October 1, 2008, we used approximately $53 million of cash on hand to acquire Pfaff-silberblau.

Net cash provided by operating activities from continuing operations was $31,243 for the six months ended September 28, 2008 compared with $27,521 for the six months ended September 30, 2007. The net cash provided by operating activities from continuing operations for the six months ended September 28, 2008 is primarily the result of $22,273 of income from continuing operations plus non-cash charges for depreciation and amortization of $4,512, deferred income taxes of $8,016, and $591 of other non-cash charges. These amounts were partially offset by $4,149 of cash used for changes in operating assets and liabilities, primarily the result of a $5,301 increase in inventory. The net cash provided by operating activities from continuing operations for the six months ended September 30, 2007 is primarily the result of $20,324 of income from continuing operations plus a $1,106 loss on early retirement of bonds and non-cash charges for depreciation and amortization of $4,057 and deferred income taxes of $10,115. These amounts were partially offset by $8,786 of cash used for changes in operating assets and liabilities, primarily the result of a $12,146 increase in inventory offset by a $2,643 increase in accounts payable. The increase in inventory in both periods resulted from support for penetration of new European markets, upcoming new product launches, longer-duration projects and timing of offshore purchases. Net cash used by operating activities from discontinued operations, attributable to our Univeyor business, was $2,214 and $3,637 for the six months ended September 28, 2008 and September 30, 2007, respectively.

Net cash used by investing activities from continuing operations was $4,431 for the six months ended September 28, 2008 compared with $211 for the six months ended September 30, 2007. The net cash used by investing activities from continuing operations for the six ended September 28, 2008 was the result of $5,014 used for capital expenditures and $686 for the net purchases of marketable securities, partially offset by $1,269 of proceeds from the sale of facilities and surplus real estate. The net cash used by investing activities from continuing operations for the six months ended September 30, 2007 was the result of $4,954 used for capital expenditures and $711 for the net purchases of marketable securities, partially offset by $5,454 of proceeds from the sale of facilities and surplus real estate. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our sale of Automatic Systems, Inc, was $265 and $253 for the six months ended September 28, 2008 and September 30, 2007, respectively.

Net cash provided by financing activities from continuing operations was $688 for the six months ended September 28, 2008 compared with $22,761 of cash used by financing activities from continuing operations for the six months ended September 30, 2007. The net cash provided by financing activities from continuing operations for six months ended September 28, 2008 consisted primarily of $391 of proceeds from stock options exercised, $187 of tax benefit from exercise of stock options and $254 from the change in ESOP debt guarantee, partially offset by $144 of net debt repayments. The net cash provided by financing activities from continuing operations for the six months ended September 30, 2007 consisted primarily of $24,103 of net debt repayments, including the repurchase of all $22,125 of our outstanding 10% notes in August 2007. Cash used for debt repayments was partially offset by $1,061 of proceeds from stock options exercised and $281 from the change in ESOP debt guarantee. Net cash provided by financing activities from discontinued operations, attributable to borrowings on revolving lines of credit agreements at our Univeyor business, was $579 for the six months ended September 28, 2008, compared with $780 for the six months ended September 30, 2007. In addition, the Company repaid $15,191 of amounts outstanding on Univeyor’s lines of credit and fixed term bank debt during the six months ended September 28, 2008.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan which includes continued implementation of new market penetration, new product development, Lean manufacturing and improving working capital utilization.  This is complemented by the fact that throughout the last economic recession spanning 2000 - 2004, we generated positive cash flows from operating activities.

Our Revolving Credit Facility provides availability up to $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000 subject to lender approval. The Revolving Credit Facility matures February 2011.

The unused portion of the Revolving Credit Facility totaled $64,187, net of outstanding borrowings of zero and outstanding letters of credit of $10,813 as of September 28, 2008. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.  The financial covenants are limited to a senior leverage ratio and a fixed charge coverage ratio with which the Company is in compliance as of September 28, 2008.  These covenants are set at levels which allow the Company extreme flexibility relative to deteriorating market conditions given the Company’s low level of outstanding senior debt and its favorable cash flow profile.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $129,855 at September 28, 2008 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements. On October 8, 2008 the Company used cash on hand to redeem $5,000 of the outstanding 8 7/8% Notes. The redemption included a $300 discount.  As a result of the redemption, $56 of unamortized financing costs were written-off in the third quarter of fiscal 2009.

International lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. In addition to these facilities, our foreign subsidiaries have certain fixed term bank loans. The outstanding balance of international lines of credit and foreign subsidiary fixed bank debt was $348 at September 28, 2008.

Prior to the disposal of Univeyor A/S, during the past year as part of Univeyor’s ongoing business, the Company had provided performance guarantees to certain customers and a third party for the satisfactory completion of contracts to design, manufacture and install its integrated material handling conveyor systems. Pursuant to the terms of the share purchase agreement, the Company has agreed to continue to provide performance guarantees on certain pre-existing contracts totaling approximately $9,200 as of September 28, 2008 based on current exchange rates. Approximately $5,000 of these guarantees is expected to expire by the end of fiscal 2009 unless released by the third parties prior thereto, with the remaining guarantees expiring at various times during 2010 through fiscal 2012. Historically, none of Univeyor’s customers has ever made a claim against either Univeyor A/S or the Company for indemnification on the performance guarantees. The terms of the share purchase agreement provide that the purchaser indemnify the Company for and hold it harmless against any loss, liability, or claim arising from the guarantees after the date of sale. However, as a result of the global credit crisis, liquidity has become an area of growing concern as it affects Univeyor, the purchaser and the purchaser’s affiliated companies. Performance under these guarantees is dependent upon Univeyor’s ability to generate sufficient cash flow and secure performance bonds for future projects. Accordingly, the Company’s potential loss under these guarantees, if any, cannot be reasonably estimated at this time, and no liability has been recorded in the accompanying condensed consolidated balance sheets relating to these guarantees.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 28, 2008 and September 30, 2007 were $5,014 and $4,954, respectively. We expect capital spending for fiscal 2009 to be approximately $12 to $14 million compared with $13.1 million in fiscal 2008. Capital expenditures for fiscal 2009 are primarily directed toward new product development and productivity improvement.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America, and the Asia Pacific region. We have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs such as health insurance as well as energy costs have exceeded general inflation levels. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and our ability to generally pass on rising costs through price increases or surcharges.  In the future, we may be further affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

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

Effects of New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

On April 1, 2007, we adopted the provisions of FASB Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  The adoption of FIN 48 resulted in a $186 reduction to the opening balance of retained earnings, recorded on April 1, 2007, the date of adoption.

On April 1, 2008, we adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.

On April 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. See Footnote No. 3, “Fair Value Measurements,” for additional information.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to implement the fair value options allowed under this standard.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141(R) will have on our consolidated financial statements.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Subsequent to the end of the second quarter of fiscal 2009, we have entered into cross currency swaps and foreign exchange forward contracts to hedge changes in the value of intercompany loans to a certain foreign subsidiary due to changes in foreign exchange rates. The notional amount of these hedges is approximately $14.5 million. There have been no other material changes in the market risks since the end of Fiscal 2008.

Item 4.	Controls and Procedures

As of September 28, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods speicified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

Subsequent to the end of the second quarter of fiscal 2009, we have entered into cross currency swaps and foreign exchange forward contracts to hedge changes in the value of intercompany loans to a certain foreign subsidiary due to changes in foreign exchange rates. The notional amount of these hedges is approximately $14.5 million.

Due to the general weakening of the U.S. economy, certain of the lenders in our senior credit facility may have a weakened financial condition related to their lending and other financial relationships.  As a result, they may tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Also, any cash balances with our banks are insured only up to $250,000 per bank by the FDIC, and any deposits in excess of this limit are also subject to risk. In addition, the weakening of the national economy and the recent reduced availability of credit may have decreased the financial stability of our major customers and suppliers.  As a result, it may become more difficult for us to collect our accounts receivable and outsource products and services from our suppliers. If any of these conditions were to occur, our financial condition and results of operations could be adversely affected.

There have been no other material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on July 30, 2008, the stockholders approved the following:

(a)  A proposal to elect directors of the Company as follows:

16,573,270 votes cast for:	Timothy T. Tevens;
16,562,173 votes cast for:	Richard H. Fleming;
16,564,880 votes cast for:	Ernest R. Verebelyi;
16,562,113 votes cast for:	Wallace W. Creek;
16,563,785 votes cast for:	Linda A. Goodspeed;
16,549,884 votes cast for:	Stephen Rabinowitz;
16,574,202 votes cast for:	Nicholas T. Pinchuk.

(b) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2009.

Votes for:	17,058,596
Votes against:	943,722
Abstentions:	7,102

Item 5.    Other Information – none.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 10.1
Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Derwin R. Gilbreath, Karen L. Howard, Joseph J. Owen, Richard A. Steinberg, and Timothy R. Harvey.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: November 6, 2008	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)