Form 10-Q
period 2010-06-30
COLUMBUS MCKINNON CORP
filed 2010-07-30
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X] No

The number of shares of common stock outstanding as of June 30, 2010 was: 19,122,266 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2010

Table of Content

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$53,114	$63,968
Trade accounts receivable	69,402	70,218
Inventories	81,962	79,822
Prepaid expenses and other	17,154	16,014
Total current assets	221,632	230,022
Property, plant, and equipment, net	55,616	57,106
Goodwill and other intangibles, net	119,981	124,165
Marketable securities	29,056	29,399
Deferred taxes on income	37,926	36,768
Other assets	3,852	4,037
Total assets	$468,063	$481,497

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$641	$841
Trade accounts payable	37,474	33,480
Accrued liabilities	43,910	52,754
Restructuring reserve	1,660	2,755
Current portion of long-term debt	1,154	1,155
Total current liabilities	84,839	90,985
Senior debt, less current portion	5,278	5,966
Subordinated debt	124,855	124,855
Other non-current liabilities	70,725	72,413
Total liabilities	285,697	294,219
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,122,266 shares issued and outstanding	191	191
Additional paid-in capital	182,828	182,385
Retained earnings	34,156	34,878
ESOP debt guarantee	(1,738)	(1,850)
Accumulated other comprehensive loss	(33,071)	(28,326)
Total shareholders' equity	182,366	187,278
Total liabilities and shareholders' equity	$468,063	$481,497

See accompanying notes to condensed consolidated financial statements.

Table of Content

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2010	2009
	(In thousands, except per share data)

Net sales	$119,087	$119,008
Cost of products sold	91,072	89,578
Gross profit	28,015	29,430

Selling expenses	15,215	16,477
General and administrative expenses	9,785	8,461
Restructuring charges	1,450	5,838
Amortization of intangibles	429	440
	26,879	31,216

Income (loss) from operations	1,136	(1,786)
Interest and debt expense	3,233	3,337
Investment income	(268)	(319)
Foreign currency exchange gain	(4)	(408)
Other (income) and expense, net	(265)	(41)
Loss from continuing operations before income tax benefit	(1,560)	(4,355)
Income tax benefit	(838)	(1,824)
Loss from continuing operations	(722)	(2,531)
Income from discontinued operations - net of tax	-	133
Net loss	(722)	(2,398)
Retained earnings - beginning of period	34,878	41,891
Retained earnings - end of period	$34,156	$39,493

Average basic shares outstanding	19,013	18,915
Average diluted shares outstanding	19,013	18,915

Basic loss per share:
Loss from continuing operations	$(0.04)	$(0.14)
Income from discontinued operations	0.00	0.01
Net loss	$(0.04)	$(0.13)

Diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.14)
Income from discontinued operations	0.00	0.01
Net loss	$(0.04)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

Table of Content

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	June 30,	June 30,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(722)	$(2,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	-	(133)
Depreciation and amortization	2,889	3,059
Deferred income taxes	(1,158)	(1,534)
Gain on sale of real estate/investments	(60)	(49)
Stock-based compensation	438	501
Amortization/write-off of deferred financing costs	69	148
Changes in operating assets and liabilities:
Trade accounts receivable	1,131	7,163
Inventories	(2,399)	6,434
Prepaid expenses and other	(1,031)	(556)
Other assets	104	(584)
Trade accounts payable	4,402	(8,069)
Accrued and non-current liabilities	(10,736)	889
Net cash (used by) provided by operating activities	(7,073)	4,871

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	495	135
Purchases of marketable securities	(509)	(1,122)
Capital expenditures	(2,249)	(1,250)
Net cash used by investing activities from continuing operations	(2,263)	(2,237)
Net cash provided by investing activities from discontinued operations	-	133
Net cash used by investing activities	(2,263)	(2,104)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	176
Net (payments) borrowings under revolving line-of-credit agreements	(169)	1,552
Repayment of debt	(583)	-
Other	112	(72)
Net cash (used by) provided by financing activities	(640)	1,656
Effect of exchange rate changes on cash	(878)	539
Net change in cash and cash equivalents	(10,854)	4,962
Cash and cash equivalents at beginning of period	63,968	39,236
Cash and cash equivalents at end of period	$53,114	$44,198

See accompanying notes to condensed consolidated financial statements.

Table of Content

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2010	2009
	(In thousands)

Net loss	$(722)	$(2,398)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,447)	5,889
Change in derivatives qualifying as hedges, net of deferred tax expense of $38 and $0	70	-
Unrealized (loss) gain on investments:
Unrealized holding (loss) gain arising during the period, net of deferred tax (benefit) expense of $(204) and $417	(379)	774
Reclassification adjustment for gain included in net income, net of deferred tax expense of $6 and $0	11	1
	(368)	775
Total other comprehensive (loss) income	(4,745)	6,664
Comprehensive (loss) income	$(5,467)	$4,266

See accompanying notes to condensed consolidated financial statements.

Table of Content

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Tabular amounts in thousands, except share data)
June 30, 2010

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2010 and the results of its operations and its cash flows for the three month periods ended June 30, 2010 and June 30, 2009, have been included. Results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2010.

The Company is a leading designer, marketer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, rigging tools including chain and forged attachments, and actuators. The Company’s material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users.

2.	Divestitures

Income from discontinued operations presented herein includes payments received on a note receivable related to our fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.

During fiscal 2010, as part of the continuing strategic evaluation of its businesses, the Company determined that its American Lifts business no longer provided a strategic fit with its long-term growth and operational objectives. The American Lifts business manufactured powered lift tables which enhance workplace ergonomics and were sold primarily to customers in the general manufacturing, construction, and air cargo industries. On October 30, 2009, the Company sold this business to a strategic buyer for $2,400,000 in cash. American Lifts has not been treated as a discontinued operation as its results from operations were immaterial to the overall financial results of the Company.

Table of Content

3.	Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.

The Company applied the provisions of ASC Topic 820 in determining the fair value of its financial assets and financial liabilities effective April 1, 2008. The Company applied the provisions of ASC Topic 820-10-65-1 in determining the fair value of its nonfinancial assets and nonfinancial liabilities on a nonrecurring basis effective April 1, 2009.

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of June 30, 2010, the Company’s assets and liabilities measured at fair value on recurring bases were as follows (in thousands):

		Fair value measurements at reporting date using
Description	At June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$29,056	$29,056	$-	$-
Foreign exchange contracts	1,047	-	1,047	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.” There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended June 30, 2010.

Fair Values of Plan Assets

The Company holds fixed income securities within the assets of its defined benefit plans. The fair values of these assets were determined using the fair value hierarchy of inputs described above. A summary of changes in Level 3 fixed income securities during the first quarter of fiscal 2011 is as follows (in thousands):

Balance at April 1, 2010	$15,663
Return on investment	193
Disbursements, settlements, and transfers, net	(117)
Balance at June 30, 2010	$15,739

Table of Content

4.	Inventories

Inventories consisted of the following (in thousands):
	June 30,	March 31,
	2010	2010
At cost - FIFO basis:
Raw materials	$45,478	$42,340
Work-in-process	13,209	10,774
Finished goods	41,117	44,585
	99,804	97,699
LIFO cost less than FIFO cost	(17,842)	(17,877)
Net inventories	$81,962	$79,822

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, estimated interim results are subject to change in the final year-end LIFO inventory valuation.

5.	Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations and retained earnings.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the three months ended June 30, 2010 or June 30, 2009.

The following is a summary of available-for-sale securities at June 30, 2010 (in thousands):
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$26,993	$2,245	$182	$29,056

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2010 are as follows (in thousands):
	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$1,180	$175
Securities in a continuous loss position for more than 12 months	455	7
	$1,635	$182

Table of Content

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2010 were as follows (in thousands):
	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$2,295	$30
Securities in a continuous loss position for more than 12 months	454	9
	$2,749	$39

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors when determining whether or not the unrealized losses at June 30, 2010 and March 31, 2010 were temporary in nature.  The primary cause for certain portions of our equity securities trading below cost at June 30, 2010 and March 31, 2010 is the general volatility in the underlying equity markets and the continued weakness in the global economy. We believe the underlying investments in the mutual funds and exchange-traded funds that we hold in our portfolio are sound and we expect that our equity securities which are currently trading below cost will recover to or above cost within a reasonable period of time. Because of these and other factors, the Company believes that the unrealized losses at June 30, 2010 and March 31, 2010 are temporary.

Net realized gains related to sales of marketable securities were $11,000 and $1,000 in the three-months ended June 30, 2010 and June 30, 2009, respectively.

The following is a summary of available-for-sale securities at March 31, 2010 (in thousands):
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$26,771	$2,667	$39	$29,399

6.	Goodwill and Intangible Assets

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at June 30, 2010 and March 31, 2010.

In accordance with ASC Topic 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon the Company’s historical experience, current market trends and future expectations.

No impairment charges related to goodwill or intangible assets were recorded during the first quarter of fiscal 2011 or 2010.  However, future impairment indicators, such as declines in forecasted cash flows, may cause the need for interim impairment tests which may result in additional significant impairment charges. Impairment indicators could be based on the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Table of Content

A summary of changes in goodwill during the first quarter of fiscal 2011 is as follows (in thousands):
Balance at April 1, 2010	$105,134
Currency translation	(2,021)
Balance at June 30, 2010	$103,113

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Intangible assets are summarized as follows (in thousands):
	June 30, 2010			March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,304	$508	$4,796	$5,856	$481	$5,375
Customer relationships	13,122	2,109	11,013	14,487	1,996	12,491
Other	1,282	223	1,059	1,358	193	1,165
Total	$19,708	$2,840	$16,868	$21,701	$2,670	$19,031

Based on the current amount of intangible assets, the estimated amortization expense for each of the fiscal years 2011 through 2015 is expected to be approximately $1,700,000.

7.	Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the hedged transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives not classified as cash flow hedges, all changes in market value are recorded to earnings.

The Company has forward currency exchange agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $17,254,000, and all contracts mature by September 30, 2013. These contracts are marked to market each balance sheet date but are not designated as hedges.

In relation to certain of the derivative transactions discussed above, the Company issued a guarantee to a third party lender which secures any obligations of one of the Company’s wholly-owned foreign subsidiaries under the subsidiary’s agreement with the third party lender, regarding those derivative transactions.  The fair value of the derivative asset of the foreign subsidiary at June 30, 2010 relating to this guarantee was $795,000.

The Company has foreign currency forward agreements in place to hedge changes in the value of booked foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,137,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date but are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivates is $2,620,000 and all contracts mature within thirteen months of June 30, 2010.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

Table of Content

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2010 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$(39)	Cost of Products Sold	$7

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange (gain) loss	$(1,811)

As of June 30, 2009, the Company had no derivatives designated as cash flow hedges, net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to our derivative instruments in the condensed consolidated balance sheet as of June 30, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Liability
Foreign exchange contracts	Other Assets	$70

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$977

8.	Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending May 1, 2013, which can be extended to December 31, 2013 as long as the Company’s existing Senior Subordinated Notes are paid in full on or prior to May 1, 2013 from proceeds of permitted indebtedness with a maturity of no earlier than January 5, 2014.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $76,732,000, net of outstanding borrowings of $0 and outstanding letters of credit of $8,268,000, as of June 30, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 325 or 225 basis points, respectively, based on the Company’s leverage ratio at June 30, 2010. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of June 30, 2010. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through June 30, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

Table of Content

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s Senior Subordinated Notes, which have a carrying value of $124,855,000 at June 30, 2010, have an approximate fair value of $126,104,000 based on quoted market prices.

The Company’s Notes payable to banks consist primarily of secured and unsecured international lines of credit.  The Company’s Senior debt consists primarily of any borrowings under the Company’s Revolving Credit Facility as well as capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2010, significant unsecured credit lines totaled approximately $5,290,000, of which $667,000 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of June 30, 2010, significant secured credit lines totaled $1,835,000, of which none was drawn.

Refer to our consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2010 for further information on our debt arrangements.

9.	Restructuring Charges

In the first quarter of fiscal 2010, the Company implemented a business reorganization plan. As part of that plan, the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. Charges recorded in the quarter ended June 30, 2009 related to the early retirement program were approximately $5,732,000 and consisted of two benefits: a paid leave of absence and an enhanced pension benefit. The payments for the paid leave of absence were made to the employees in installments on their regular pay dates. Charges for the enhanced pension benefit amounted to $2,012,000.

Furthermore, beginning in fiscal 2010, as part of the business reorganization plan, the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures will result in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $13,000,000 to $15,000,000. The Company expects to record approximately $3,100,000 in additional restructuring charges for the full year fiscal 2011. Restructuring charges recorded in the quarter ended June 30, 2010 relate to the continuation of the consolidation of the North American hoist and rigging operations and included $152,000 of non-cash fixed asset impairment charges, $367,000 in expense for severance and employee relocation costs, and $931,000 of other facility related costs.

Restructuring reserves were $1,660,000 as of June 30, 2010, consisting primarily of accrued severance costs. The majority of the severance costs will be paid during fiscal 2011.

The following provides a reconciliation of the activity related to restructuring reserves (in thousands):

Reserve at April 1, 2010	$2,755
Restructuring charges	1,450
Cash payments	(2,393)
Write-off of production supplies	(152)
Reserve at June 30, 2010	$1,660

Table of Content

10.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Service costs	$986	$983
Interest cost	2,492	2,431
Expected return on plan assets	(2,469)	(1,717)
Net amortization	912	1,169
Net periodic pension cost	$1,921	$2,866

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Service costs	$-	$-
Interest cost	128	144
Amortization of plan net losses	86	73
Net periodic postretirement cost	$214	$217

We currently plan to contribute approximately $10,000,000 to our pension plans in fiscal 2011.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 12 in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

11.	Income Taxes

Income tax benefit as a percentage of loss from continuing operations before income tax benefit was 54% and 42% for the first quarter ended June 30, 2010 and 2009, respectively.  These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  Further, the especially favorable rate for the first quarter ended June 30, 2010 was primarily due to the recording of a Mexican manufacturing zone tax benefit.  We estimate that the effective tax rate related to continuing operations will be approximately 39% for fiscal 2011 based on the forecasted jurisdictional mix of taxable income.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Numerator for basic and diluted earnings per share:
Net loss	$(722)	$(2,398)

Denominators:
Weighted-average common stock outstanding -denominator for basic EPS	19,013	18,915

Effect of dilutive employee stock options and awards	-	-

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,013	18,915

Table of Content

During the first three-months of fiscal 2011 and 2010, a total of 0 and 32,375 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the quarter ended June 30, 2010, 16,500 shares of restricted stock vested and were issued. During the fiscal year ended March 31, 2010, 29,800 shares of restricted stock vested and were issued. Options, RSUs, and performance shares with respect to approximately 239,000 and 853,000 shares were not included in the computation of diluted earnings per share for the three-months ended June 30, 2010 and June 30, 2009, respectively, because they were anti-dilutive.

13.	Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of June 30, 2010
Current assets:
Cash and cash equivalents	$25,087	$13	$28,014	$—	$53,114
Trade accounts receivable	40,097	(7)	29,312	—	69,402
Inventories	24,612	20,389	38,761	(1,800)	81,962
Other current assets	4,030	775	11,755	594	17,154
Total current assets	93,826	21,170	107,842	(1,206)	221,632
Property, plant, and equipment, net	26,786	12,453	16,377	—	55,616
Goodwill and other intangibles, net	40,997	31,027	47,957	—	119,981
Intercompany	(80,560)	153,554	(74,865)	1,871	—
Other assets	36,905	1,255	31,474	1,200	70,834
Investment in subsidiaries	247,498	—	—	(247,498)	—
Total assets	$365,452	$219,459	$128,785	$(245,633)	$468,063

Current liabilities	32,316	17,320	33,338	1,865	84,839
Long-term debt, less current portion	124,855	2,418	2,860	—	130,133
Other non-current liabilities	25,915	8,612	36,198	—	70,725
Total liabilities	183,086	28,350	72,396	1,865	285,697
Shareholders' equity	182,366	191,109	56,389	(247,498)	182,366
Total liabilities and shareholders' equity	$365,452	$219,459	$128,785	$(245,633)	$468,063

For the Three Months Ended June 30, 2010
Net sales	$47,373	$32,875	$47,834	$(8,995)	$119,087
Cost of products sold	39,833	27,031	33,403	(9,195)	91,072
Gross profit	7,540	5,844	14,431	200	28,015
Selling, general and administrative expenses	10,477	3,078	11,445	—	25,000
Restructuring charges	1,450	—	—	—	1,450
Amortization of intangibles	28	—	401	—	429
	11,955	3,078	11,846	—	26,879
(Loss) income from operations	(4,415)	2,766	2,585	200	1,136
Interest and debt expense	2,800	372	61	—	3,233
Other (income) and expense, net	(473)	(81)	17	—	(537)
(Loss) income before income tax expense	(6,742)	2,475	2,507	200	(1,560)
Income tax (benefit) expense	(2,478)	1,120	462	58	(838)
Equity in income from continuing operations of subsidiaries	3,542	—	—	(3,542)	—
Net (loss) income	$(722)	$1,355	$2,045	$(3,400)	$(722)

Table of Content

For the Three Months Ended June 30, 2010	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash (used) provided by operating activities	$(7,374)	$926	$(625)	$—	$(7,073)

Investing activities:
Purchase of marketable securities, net	—	—	(14)	—	(14)
Capital expenditures	(732)	(887)	(630)	—	(2,249)
Net cash used by investing activities	(732)	(887)	(644)	—	(2,263)

Financing activities:
Proceeds from stock options exercised	—	—	—	—	—
Net payments under revolving line-of-credit agreements	—	—	(169)	—	(169)
Other	112	(49)	(534)	—	(471)
Net cash provided (used) by financing activities	112	(49)	(703)	—	(640)
Effect of exchange rate changes on cash	—	(2)	(876)	—	(878)
Net change in cash and cash equivalents	(7,994)	(12)	(2,848)	—	(10,854)
Cash and cash equivalents at beginning of period	33,081	24	30,863	—	63,968
Cash and cash equivalents at end of period	$25,087	$12	$28,015	$—	$53,114

As of March 31, 2010
Current assets:
Cash and cash equivalents	$33,081	$24	$30,863	$—	$63,968
Trade accounts receivable	38,316	64	31,838	—	70,218
Inventories	26,023	16,057	39,742	(2,000)	79,822
Prepaid expenses	3,432	874	11,056	652	16,014
Total current assets	100,852	17,019	113,499	(1,348)	230,022
Property, plant, and equipment, net	27,330	11,998	17,778	—	57,106
Goodwill and other intangibles, net	41,013	31,028	52,124	—	124,165
Intercompany	(79,763)	153,190	(76,594)	3,167	—
Other non-current assets	37,319	1,255	31,630	—	70,204
Investment in subsidiaries	248,915	—	—	(248,915)	—
Total assets	$375,666	$214,490	$138,437	$(247,096)	$481,497

Current liabilities	$38,157	$13,176	$37,833	$1,819	$90,985
Long-term debt, less current portion	124,855	2,475	3,491	—	130,821
Other non-current liabilities	25,376	9,083	37,954	—	72,413
Total liabilities	188,388	24,734	79,278	1,819	294,219
Shareholders' equity	187,278	189,756	59,159	(248,915)	187,278
Total liabilities and shareholders' equity	$375,666	$214,490	$138,437	$(247,096)	$481,497

Table of Content

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated

For the Three Months Ended June 30, 2009
Net sales	$47,678	$30,978	$46,476	$(6,124)	$119,008
Cost of products sold	37,819	25,041	32,842	(6,124)	89,578
Gross profit	9,859	5,937	13,634	—	29,430
Selling, general and administrative expenses	11,541	2,258	11,139	—	24,938
Restructuring charges	5,713	—	125	—	5,838
Amortization of intangibles	27	1	412	—	440
	17,281	2,259	11,676	—	31,216
(Loss) income from operations	(7,422)	3,678	1,958	—	(1,786)
Interest and debt expense	2,905	121	311	—	3,337
Other (income) and expense, net	(274)	(3)	(491)	—	(768)
(Loss) income before income tax expense	(10,053)	3,560	2,138	—	(4,355)
Income tax (benefit) expense	(3,757)	1,378	555	—	(1,824)
Equity in income from continuing operations of subsidiaries	3,765	—	—	(3,765)	—
(Loss) income from continuing operations	(2,531)	2,182	1,583	(3,765)	(2,531)
Gain from discontinued operations	133	—	—	—	133
Net (loss) income	$(2,398)	$2,182	$1,583	$(3,765)	$(2,398)

For the Three Months Ended June 30, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided (used) by operating activities	$4,783	$188	$(100)	$—	$4,871

Investing activities:
Purchase of marketable securities, net	—	—	(987)	—	(987)
Capital expenditures	(1,134)	(73)	(43)	—	(1,250)
Net cash used by investing activities from continuing operations	(1,134)	(73)	(1,030)	—	(2,237)
Net cash provided by investing activities from discontinued operations	133	—	—	—	133
Net cash used by investing activities	(1,001)	(73)	(1,030)	—	(2,104)

Financing activities:
Proceeds from stock options exercised	176	—	—	—	176
Net (payments) borrowings under revolving line-of-credit agreements	—	(51)	1,603	—	1,552
Other	(72)	—	—	—	(72)
Net cash provided (used) by financing activities	104	(51)	1,603	—	1,656
Effect of exchange rate changes on cash	—	(72)	611	—	539
Net change in cash and cash equivalents	3,886	(8)	1,084	—	4,962
Cash and cash equivalents at beginning of period	24,115	30	15,091	—	39,236
Cash and cash equivalents at end of period	$28,001	$22	$16,175	$—	$44,198

Table of Content

14.	Loss Contingencies

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs through March 31, 2028 and March 31, 2040 to range between $7,400,000 and $17,800,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,000,000, which has been reflected as a liability in the condensed consolidated financial statements as of June 30, 2010. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $525,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

15.	Shareholder Rights Plan

On May 19, 2009 the Company announced that its Board of Directors had adopted a Shareholder Rights Plan, pursuant to which a dividend distribution was declared of one preferred share purchase right to each outstanding common share of the Company. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 20% or more of the Company’s common shares or announces a tender offer for 20% or more of the common shares. Under certain circumstances, each right will entitle shareholders to buy one one-thousandth of a share of the newly created series A junior participating preferred shares of the Company at an exercise price of $80.00.

16.	New Accounting Standards

On April 1, 2010, the Company adopted the provisions of Accounting Standards Update No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements.  Specifically ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Disclosures required by this codification update are included in Notes 3 and 7.

Table of Content

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading designer, marketer and manufacturer of a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and other attachments, actuators, rotary unions, and tire shredders serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 135-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the European, Latin American, and Asian marketplaces. In accordance with our strategy, we have been investing in our “Lean” efforts across the Company, new product development and directed sales and marketing activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including new product development, market expansion, manufacturing efficiency, cost containment, efficient capital investment and a high degree of customer satisfaction.

Over the course of its history, the Company has resiliently withstood many business cycles and its strong cash flow profile has helped it to grow and expand globally. Reflecting on the recent global economic recession and credit crisis, we stand with a strong capital structure which includes excess cash reserves, significant revolver availability with an expiration of May 2013, fixed-rate long-term debt which expires in 2013 and a strong free cash flow business profile. We believe our liquidity strength and operational cost management actions have enabled us to withstand this downturn. During fiscal 2010 we initiated projects to strategically reorganize our North America hoist and rigging operations which were essentially completed during the first quarter 2011.  The projects included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures resulted in a reduction of approximately 500,000 square feet of manufacturing space and are generating annual savings estimated at approximately $13 - $15 million. Approximately 83% of the total $21 - $23 million of restructuring costs (which include costs recorded as restructuring charges in our condensed consolidated statements of operations as well as other costs reflected in costs of products sold that relate to the facility integration activities) related to the manufacturing facility consolidation have been incurred thus far. This includes $3,100,000 in the first quarter of fiscal 2011 ($1,450,000 reflected as restructuring charges and $1,650,000 reflected in costs of products sold).

Additionally, our revenue base is now more geographically diverse than in our Company’s history, with approximately 45% derived outside the U.S. We believe this will help to balance the impact of changes that will occur in different global economies at different times. As in the past, we monitor U.S. and Eurozone Industrial Capacity Utilization as an indicator of anticipated demand for our product. These statistics weakened significantly between September 2008 and June 2009, but have since consistently improved through June 30, 2010.  In addition, we continue to monitor the potential impact of other global and U.S. trends, including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity in a variety of end-user markets around the globe.

From a strategic perspective, we are investing in international markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators. We seek to maintain and enhance our market share by continuing and focusing our sales and marketing activities directed toward select North American and global sectors including energy, construction, entertainment, mining and food processing. Our fiscal 2009 acquisition of Pfaff is enhancing our European market penetration as well as strengthening our global actuator offering. Further, we continue to invest in emerging market penetration, including the geographic regions of Eastern Europe, Latin America and Asia. We complement these activities with continued investments in new product development, particularly products with global reach.

Table of Content

Regardless of the economic climate, we constantly explore ways to manage our operating margins as well as further improve our productivity and competitiveness, regardless of the point in the economic cycle. We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continuously monitor market prices of steel. We utilize approximately $25 million to $35 million of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Our steel costs have increased during this quarter primarily with regards to structural steel as the result of higher scrap surcharges and the outsourcing of cut-to-length processes in conjunction with our plant rationalization.

We are also looking for opportunities for growth via acquisitions or joint ventures. The focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing core offering.

We continue to operate in a highly competitive and global business environment, effectively managing through a global economic cycle. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we have weathered this cycle with our strong capital structure, including a solid cash position and flexible cost base, aggressively addressing costs and restructuring to enhance future margin opportunities.

Results of Operations

Three Months Ended June 30, 2010 and June 30, 2009
Net sales in the fiscal 2011 quarter ended June 30, 2010 were relatively flat at $119,087,000, up $79,000 or 0.1% from the fiscal 2010 quarter ended June 30, 2009 net sales of $119,008,000. Net sales was positively impacted $2,500,000 by volume and mix of products sold, $100,000 by price increases, and negatively impacted $1,200,000 by the American Lifts divestiture (in the second half of fiscal year 2010). Foreign currency translation also negatively impacted sales by $1,359,000 in the fiscal 2011 quarter ended June 30, 2010.

Gross profit in the fiscal 2011 quarter ended June 30, 2010 was $28,015,000, down $1,415,000 or 5% from the fiscal 2010 quarter ended June 30, 2009 gross profit of $29,430,000. Gross profit margin decreased to 23.5% in the fiscal 2011 quarter from 24.7% in the fiscal 2010 quarter. The decline in gross profit margin was due mostly to $1,650,000 in facility integration costs and $1,800,000 of increased freight and material costs offset by $1,000,000 in improved volume absorption. The translation of foreign currencies had a $461,000 negative impact on gross profit in the fiscal 2011 quarter.

Selling expenses were $15,215,000 and $16,477,000 in the fiscal 2011 and 2010 first quarters, respectively. This decrease reflects aggressive efforts to reduce or eliminate costs, as well as timing of certain expenditures offset by continued investments in emerging markets. Additionally, foreign currency translation had a $120,000 favorable impact on selling expenses.  As a percentage of consolidated net sales, selling expenses were 12.8% and 13.8% in the fiscal 2011 and 2010 quarters, respectively.

General and administrative expenses were $9,785,000 and $8,461,000 in the fiscal 2011 and 2010 first quarters, respectively, due to investment in management team in Europe and Asia, and higher variable compensation, which were somewhat offset by benefits from aggressive cost reduction activities. Additionally, foreign currency translation had a $195,000 favorable impact on general and administrative expense, which partially offset some of the increase over the prior year period. As a percentage of consolidated net sales, general and administrative expenses were 8.2% and 7.1% in the fiscal 2011 and 2010 first quarters, respectively.

Table of Content

Restructuring charges were $1,450,000 and $5,838,000 in the fiscal 2011 and 2010 first quarters respectively. These restructuring costs were for termination benefits related to factory consolidation expenses, workforce reductions in our North American sales force reorganization, and salaried workforce reductions.

There were no significant changes in either amortization of intangibles of $429,000 and $440,000 in the fiscal 2011 and 2010 first quarters, respectively, or interest and debt expense of $3,233,000 and $3,337,000 in the fiscal 2011 and 2010 quarters, respectively.

Income tax benefit as a percentage of loss from continuing operations before income tax benefit was 54% and 42% for the first quarters ended June 30, 2010 and 2009, respectively.  These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  Further, the especially favorable rate for the first quarter ended June 30, 2011 was primarily due to the recording of a Mexican incentive zone tax benefit.  We estimate that the effective tax rate related to continuing operations will be approximately 39% for fiscal 2011 based on the forecasted jurisdictional mix of taxable income.

Income from discontinued operations, net of tax, was $0 and $133,000 in the fiscal 2011 and 2010 quarters, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $53,114,000 at June 30, 2010, a decrease of $10,854,000 from the March 31, 2010 balance of $63,968,000.

Net cash used by operating activities was $7,073,000 for the quarter ended June 30, 2010 compared with cash provided by operating activities of $4,871,000 for the quarter ended June 30, 2009. The net cash used by operating activities for the quarter ended June 30, 2010 was primarily the result of $8,529,000 of cash used by changes in operating assets and liabilities driven by a $10,736,000 decrease in accrued and non-current liabilities, an increase in inventories of $2,399,000, and an increase in prepaid expenses of $1,031,000, which were partially offset by a $4,402,000 increase in accounts payable. The changes in operating assets and liabilities were primarily due to increases in inventories to align levels with increased order volume and bond interest and incentive compensation payments made during the first quarter, partially offset by increases in trade accounts payable as a result of increases in inventories and working capital improvement initiatives. A net loss of $722,000 and a $1,158,000 negative effect on cash from deferred income taxes were offset by non-cash charges for depreciation and amortization of $2,889,000. The net cash provided by operating activities for the quarter ended June 30, 2009 was primarily the result of $5,277,000 of cash provided by changes in operating assets and liabilities driven by a $7,163,000 decrease in accounts receivable and a $6,434,000 decrease in inventory, which were partially offset by a $8,069,000 decrease in accounts payable. The changes in operating assets and liabilities in the fiscal 2010 period were due to reductions in working capital to better align working capital levels to declining sales volumes due to the weakness in the global economy. A net loss of $2,398,000 and a $1,534,000 negative effect on cash from deferred income taxes were offset by non-cash charges for depreciation and amortization of $3,059,000 and stock-based compensation of $501,000.

Net cash used by investing activities was $2,263,000 for the quarter ended June 30, 2010 compared with $2,104,000 for the quarter ended June 30, 2009. The net cash used by investing activities for the quarter ended June 30, 2010 was primarily the result of $2,249,000 for capital expenditures. The net cash used by investing activities for the quarter ended June 30, 2009 was primarily the result of $1,250,000 for capital expenditures and $987,000 for the net purchases of marketable securities. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our 2002 sale of Automatic Systems, Inc, was $0 and $133,000 for the quarters ended June 30, 2010 and June 30, 2009, respectively.

Table of Content

Net cash used in financing activities was $640,000 for the quarter ended June 30, 2010 compared with net cash provided by financing activities of $1,656,000 for the quarter ended June 30, 2009. The net cash used by financing activities for the quarter ended June 30, 2010 consisted primarily of $169,000 of net payments under revolving lines of credit, $583,000 in repayments of debt partially offset by $112,000 change in the ESOP guarantee. The net cash provided by financing activities for the quarter ended June 30, 2009 consisted primarily of $1,552,000 in net borrowings under revolving lines of credit, $176,000 of proceeds from stock options exercised, and a change in the ESOP debt guarantee of $116,000, partially offset by deferred financing costs incurred of $188,000.

We entered into an amended, restated and expanded revolving credit facility dated December 31, 2009, providing availability up to a maximum of $85.0 million. We believe that our cash on hand, cash flows, and borrowing capacity under this recently amended Revolving Credit Facility will be sufficient to fund our ongoing operations, restructuring activities and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon no significant further deterioration in the economy and successful execution of our current business plan which focuses on continued implementation of lean manufacturing, and improving working capital utilization, specifically inventory management.

The restated Revolving Credit Agreement has an initial term ending May 1, 2013, which can be extended to December 31, 2013 as long as our existing Senior Subordinated Notes are paid in full on or prior to May 1, 2013 from proceeds of permitted indebtedness with a maturity of no earlier than January 5, 2014.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65.0 million, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $76.7 million, net of outstanding borrowings of $0 and outstanding letters of credit of $8.3 million, as of June 30, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 325 or 225 basis points, respectively, based on our leverage ratio at June 30, 2010. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The restated Revolving Credit Facility Agreement places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of June 30, 2010. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through June 30, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $18 million thereafter excluding capital expenditures associated with a global ERP system.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124.9 million at June 30, 2010 and are due November 1, 2013.  Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011.  In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Our capital lease obligations related to property and equipment leases amounted to $6.4 million at June 30, 2010. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2010, significant unsecured credit lines totaled approximately $5.3 million, of which $0.7 million was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of June 30, 2010, significant secured credit lines totaled $1.8 million, of which $0 million was drawn.

Table of Content

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2010 and June 30, 2009 were $2,249,000 and $1,250,000, respectively. We expect capital spending for fiscal 2011 to be approximately $10 million to $12 million compared with $7,245,000 in fiscal 2010, with the increase reflecting a more normal investment level.

Goodwill Impairment Testing

We test goodwill for impairment at least annually, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, decreased market share price, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill.  If the carrying amount of the reporting unit is less than the reporting unit’s fair value no impairment is recognized and Step two of the goodwill impairment testing is not necessary.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit have goodwill totaling $9.8 million and $93.3 million at June 30, 2010, respectively.

We currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step 1 of the goodwill impairment test. However if the projected long-term revenue growth rates, profit margins, or terminal rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may likely be impaired.

Deferred Tax Asset Valuation Allowance

As of June 30, 2010, we had $49.0 million of gross deferred tax assets before valuation allowances.  The deferred tax assets relate principally to net operating loss carryforwards (primarily due to a tax loss from sale of a foreign subsidiary in 2009 and restructuring costs in fiscal year 2010 and 2011) and liabilities related to employee benefit plans and insurance reserves.  The deferred tax assets include $3.7 million related to various states and foreign net operating loss carryforwards for which a $1.6 million deferred tax asset valuation allowance is recorded.

Table of Content

Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Management assesses the need to establish valuation allowances for deferred tax assets periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. Forecast of future profitability were a significant consideration in assessing the realizability of our deferred tax assets at June 30, 2010. Based on our assessment, we have concluded that it is more likely than not that we will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods (20 years) to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. If the actual recovery amount of the deferred tax asset is less than anticipated or if actual future profitability is considerably less than what we are currently anticipating, or if taxable income is not generated in future periods, a valuation allowance may need to be recorded for some or all of the net deferred tax assets, resulting in a reduction of net income and shareowners’ equity. In order to recover all of the deferred tax assets attributable to the net operating loss carryforwards, taxable income approximating $38 million will need to be generated in the U.S. during the carryover period.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.   We will continue to monitor our costs and reevaluate our pricing policies.

Seasonality and Quarterly Results

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, gains or losses on early retirement of bonds, gains or losses in our portfolio of marketable securities, restructuring charges, favorable or unfavorable foreign currency translation, divestitures and acquisitions. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

Table of Content

Effects of New Accounting Pronouncements

On April 1, 2010, the Company adopted the provisions of Accounting Standards Update No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements.  Specifically ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Disclosures required by this codification update are included in Notes 3 and 7.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, facility consolidations and other restructurings, our asbestos-related liability, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Table of Content

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2010.

Item 4.	Controls and Procedures

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Reserved

Item 5.	Other Information – none.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 30, 2010	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)