Form 10-Q
period 2010-09-30
COLUMBUS MCKINNON CORP
filed 2010-10-29
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of common stock outstanding as of September 30, 2010 was: 19,168,458 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2010

Index

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$57,821	$63,968
Trade accounts receivable	76,338	70,218
Inventories	94,607	79,822
Prepaid expenses and other	19,535	16,014
Total current assets	248,301	230,022
Property, plant, and equipment, net	55,923	57,106
Goodwill and other intangibles, net	123,591	124,165
Marketable securities	25,438	29,399
Deferred taxes	36,641	36,768
Other assets	3,722	4,037
Total assets	$493,616	$481,497

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$611	$841
Trade accounts payable	46,141	33,480
Accrued liabilities	53,832	52,754
Restructuring reserve	627	2,755
Current portion of long-term debt	1,166	1,155
Total current liabilities	102,377	90,985
Senior debt, less current portion	5,395	5,966
Subordinated debt	124,855	124,855
Other non-current liabilities	69,084	72,413
Total liabilities	301,711	294,219
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,168,458 shares issued and outstanding	191	191
Additional paid-in capital	183,120	182,385
Retained earnings	36,024	34,878
ESOP debt guarantee	(1,626)	(1,850)
Accumulated other comprehensive loss	(25,804)	(28,326)
Total shareholders' equity	191,905	187,278
Total liabilities and shareholders' equity	$493,616	$481,497

See accompanying notes to condensed consolidated financial statements.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net sales	$132,312	$115,234	$251,399	$234,242
Cost of products sold	101,071	87,183	192,143	176,761
Gross profit	31,241	28,051	59,256	57,481

Selling expenses	15,480	15,605	30,695	32,082
General and administrative expenses	9,795	8,731	19,580	17,192
Restructuring charges	347	2,694	1,797	8,532
Amortization of intangibles	434	478	863	918
	26,056	27,508	52,935	58,724

Income (loss) from operations	5,185	543	6,321	(1,243)
Interest and debt expense	3,371	3,407	6,604	6,744
Investment income	(435)	(286)	(703)	(605)
Foreign currency exchange gain	(334)	(231)	(338)	(639)
Other (income) and expense, net	(374)	60	(639)	19
Income (loss) from continuing operations before income tax benefit	2,957	(2,407)	1,397	(6,762)
Income tax expense (benefit)	1,222	324	384	(1,500)
Income (loss) from continuing operations	1,735	(2,731)	1,013	(5,262)
Income from discontinued operations - net of tax	133	-	133	133
Net income (loss)	1,868	(2,731)	1,146	(5,129)
Retained earnings - beginning of period	34,156	39,493	34,878	41,891
Retained earnings - end of period	$36,024	$36,762	$36,024	$36,762

Average basic shares outstanding	19,052	18,961	19,034	18,938
Average diluted shares outstanding	19,232	18,961	19,235	18,938

Basic income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.14)	$0.05	$(0.28)
Income from discontinued operations	0.01	0.00	0.01	0.01
Net income (loss)	$0.10	$(0.14)	$0.06	$(0.27)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.14)	$0.05	$(0.28)
Income from discontinued operations	0.01	0.00	0.01	0.01
Net income (loss)	$0.10	$(0.14)	$0.06	$(0.27)

See accompanying notes to condensed consolidated financial statements.

Index

 COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,	September 30,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$1,146	$(5,129)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Income from discontinued operations	(133)	(133)
Depreciation and amortization	5,656	6,142
Deferred income taxes	(330)	(2,098)
Gain on sale of real estate/investments	(851)	(88)
Stock-based compensation	898	1,209
Amortization/write-off of deferred financing costs	139	304
Non-cash restructuring charges	-	950
Changes in operating assets and liabilities:
Trade accounts receivable	(5,636)	13,111
Inventories	(14,868)	10,675
Prepaid expenses and other	(3,611)	1,312
Other assets	151	(107)
Trade accounts payable	12,881	(9,715)
Accrued and non-current liabilities	(3,293)	7,508
Net cash (used) provided by operating activities	(7,851)	23,941

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	6,136	135
Purchases of marketable securities	(1,013)	(2,627)
Capital expenditures	(4,566)	(4,028)
Proceeds from sale of properties	1,182	-
Net cash provided (used) by investing activities from continuing operations	1,739	(6,520)
Net cash provided by investing activities from discontinued operations	133	133
Net cash provided (used) by investing activities	1,872	(6,387)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	177
Net (payments) borrowings under revolving line-of-credit agreements	(199)	(3,224)
Repayment of debt	(465)	-
Other	224	43
Net cash used by financing activities	(440)	(3,004)
Effect of exchange rate changes on cash	272	551
Net change in cash and cash equivalents	(6,147)	15,101
Cash and cash equivalents at beginning of period	63,968	39,236
Cash and cash equivalents at end of period	$57,821	$54,337

See accompanying notes to condensed consolidated financial statements.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$1,868	$(2,731)	$1,146	$(5,129)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,762	2,021	1,315	7,910
Change in derivatives qualifying as hedges, net of deferred tax expense of $99, $0, $137, and $0	184	-	254	-
Unrealized gain on investments:
Unrealized holding gain arising during the period, net of deferred taxes of $738, $790, $534, and $1,207	1,123	1,467	744	2,241
Reclassification adjustment for gain included in net income, net of deferred taxes of $107, $0, $113, and $0	198	-	209	1
	1,321	1,467	953	2,242
Total other comprehensive income	7,267	3,488	2,522	10,152
Comprehensive income	$9,135	$757	$3,668	$5,023

See accompanying notes to condensed consolidated financial statements.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Tabular amounts in thousands, except share data)
September 30, 2010

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2010 and the results of its operations and its cash flows for the three and six month periods ended September 30, 2010 and September 30, 2009, have been included. Results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2010.

The Company is a leading worldwide designer, manufacturer, and marketer of material handling products, systems and services which efficiently and safely move, lift, position, or secure material. Key products include hoists, actuators, cranes, and lifting and rigging tools. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how.

2.	Divestitures

Income from discontinued operations presented herein includes payments received on a note receivable related to the Company’s fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.

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

Index

3.	Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of September 30, 2010, the Company’s assets and liabilities measured at fair value on recurring bases were as follows (in thousands):

		Fair value measurements at reporting date using
Description	At September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$25,438	$25,438	$-	$-
Foreign exchange contracts	(616)	-	(616)	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.” There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended September 30, 2010.

Index

Fair Values of Defined Benefit Plan Assets

The Company holds fixed income securities within the assets of its defined benefit plans. The fair values of these assets were determined using the fair value hierarchy of inputs described above. A summary of changes in Level 3 fixed income securities within those defined benefit plans during the three month period ended and six month period ended September 30, 2010 is as follows (in thousands):

Three Month Period Ended September 30, 2010
Balance at July 1, 2010	$15,739
Return on investment	205
Disbursements, settlements, and transfers, net	(120)
Balance at September 30, 2010	$15,824

Six Month Period Ended September 30, 2010
Balance at April 1, 2010	$15,663
Return on investment	397
Disbursements, settlements, and transfers, net	(236)
Balance at September 30, 2010	$15,824

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
At cost - FIFO basis:
Raw materials	$48,672	$42,340
Work-in-process	15,579	10,774
Finished goods	48,041	44,585
	112,292	97,699
LIFO cost less than FIFO cost	(17,685)	(17,877)
Net inventories	$94,607	$79,822

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

Index

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the three months ended September 30, 2010 or September 30, 2009.

The following is a summary of available-for-sale securities at September 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$22,495	$2,947	$4	$25,438

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2010 are as follows (in thousands):

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$331	$2
Securities in a continuous loss position for more than 12 months	206	2
	$537	$4

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2010 were as follows (in thousands):

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$2,295	$30
Securities in a continuous loss position for more than 12 months	454	9
	$2,749	$39

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors when determining whether or not the unrealized losses at September 30, 2010 and March 31, 2010 were temporary in nature.  The primary cause for certain portions of the Company’s equity securities trading below cost at September 30, 2010 and March 31, 2010 is the general volatility in the underlying equity markets and the continued weakness in the global economy. The Company believes that the underlying investments in the mutual funds and exchange-traded funds that it holds in its portfolio are sound and expects that its equity securities which are currently trading below cost will recover to or above cost within a reasonable period of time. Because of these and other factors, the Company believes that the unrealized losses at September 30, 2010 and March 31, 2010 are temporary.

Net realized gains related to sales of marketable securities were $198,000, $209,000, $0, and $1,000 in the quarter and six-month periods ended September 30, 2010 and September 30, 2009, respectively.

The following is a summary of available-for-sale securities at March 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$26,771	$2,667	$39	$29,399

Index

6.	Goodwill and Intangible Assets

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at September 30, 2010 and March 31, 2010.

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

No impairment charges related to goodwill or intangible assets were recorded during the three and six-months ended September 2010 or 2009.  However, future impairment indicators, such as declines in forecasted cash flows, may cause the need for interim impairment tests which may result in additional significant impairment charges. Impairment indicators could be based on the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the first six months of fiscal 2011 is as follows (in thousands):

Balance at April 1, 2010	$105,134
Currency translation	140
Balance at September 30, 2010	$105,274

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2010			March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$5,909	$648	$5,261	$5,856	$481	$5,375
Customer relationships	14,619	2,685	11,934	14,487	1,996	12,491
Other	1,392	270	1,122	1,358	193	1,165
Total	$21,920	$3,603	$18,317	$21,701	$2,670	$19,031

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2011 through 2015 is expected to be approximately $1,700,000.

Index

7.	Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the hedged transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange gain in the Company’s consolidated statement of operations.  For derivatives not classified as cash flow hedges, all changes in market value are recorded to earnings.

The Company has forward currency exchange agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $16,201,000, and all contracts mature by September 30, 2013. These contracts are marked to market each balance sheet date but are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,890,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date but are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivates is $9,747,000 and all contracts mature within nineteen months of September 30, 2010.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the six months ended September 30, 2010 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$198	Cost of Products Sold	$20

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange (gain) loss	$246

As of September 30, 2009, the Company had no derivatives designated as cash flow hedges, net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

Index

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of September 30, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Liability
Foreign exchange contracts	Other Assets	$159
Foreign exchange contracts	Other Liabilities	$(188)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$95
Foreign exchange contracts	Other Liabilities	$(682)

8.	Debt

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

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $76,196,000 net of outstanding borrowings of $0 and outstanding letters of credit of $8,804,000 as of September 30, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 325 or 225 basis points, respectively, based on the Company’s leverage ratio at September 30, 2010. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of September 30, 2010. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through September 30, 2010, 3.65x through December 31, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

The Company amended its Revolving Credit Facility on August 20, 2010. The credit facility amendment  modified financial covenant definitions to provide flexibility for the Company to continue its strategic investments, even during quarters challenged with short term lower gross margin levels caused by restructuring and integration activities. Specifically, the amendment (i) increased the maximum total leverage ratio for the September and December 2010 quarters to 3.75x and 3.65x, respectively (ii) increased the amount of restructuring charges to be excluded from EBITDA for covenant calculations (iii) allowed for payment of a significant product liability claim without impacting EBITDA for covenant calculations and (iv) allowed for commercial letters of credit, bankers’ acceptances and letters of credit with maturities over 12 months under the letters of credit sublimit.

Index

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124,855,000 at September 30, 2010 and are due November 1, 2013.  Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 104.438%, reducing to 102.219% and 100% on November 1,  2010 and November 1, 2011 respectively. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require the Company to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s Senior Subordinated Notes, which have a carrying value of $124,855,000 at September 30, 2010, have an approximate fair value of $127,352,000 based on quoted market prices.

The Company’s Notes payable to banks consist primarily of secured and unsecured international lines of credit.  The Company’s Senior debt consists primarily of any borrowings under the Company’s Revolving Credit Facility as well as capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of the Company’s subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2010, significant unsecured credit lines totaled approximately $2,990,000, of which $605,000 was drawn.

In addition to the above facilities, the Company’s foreign subsidiaries have certain secured credit lines. As of September 30, 2010, significant secured credit lines totaled $2,045,000, of which none was drawn.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2010 for further information on its debt arrangements.

9.	Restructuring Charges

Beginning in fiscal 2010, as part of the business reorganization plan, the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $13,000,000 to $15,000,000. Restructuring charges recorded in the quarter ended September 30, 2010 relate to the continuation of the consolidation of the North American hoist and rigging operations and consisted of a write off of production supplies in the amount of $259,000 and other facility related costs of $507,000, offset by a gain in the sale of a closed facility in the amount of $419,000. Charges recorded in the six months ended September 30, 2010 included a write off of production supplies in the amount of $411,000 and other facility related costs of $1,805,000, offset by a gain in the sale of a closed facility in the amount of $419,000.

Also, in fiscal 2010, the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. Charges recorded in the three months ended September 30, 2009 consisted of two benefits: a paid leave of absence of $1,181,000 and an enhanced pension benefit of $418,000. Restructuring charges recorded in the quarter ended September 30, 2009 also included $950,000 of non-cash fixed asset impairment charges and $145,000 of other facility related costs. Charges recorded in the six months ended September 30, 2009 included a paid leave of absence of $5,007,000, an enhanced pension benefit of $2,430,000, non-cash fixed asset impairment charges of $950,000, and other facility related costs of $145,000.

Index

Restructuring reserves were $627,000 as of September 30, 2010, consisting primarily of accrued severance costs. The majority of the severance costs will be paid during fiscal 2011.

The following provides a reconciliation of the activity related to restructuring reserves (in thousands):

Reserve at April 1, 2010	$2,755
Restructuring charges	1,797
Cash payments	(3,514)
Write-off of production supplies	(411)
Reserve at September 30, 2010	$627

10.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service costs	$985	$982	$1,971	$1,965
Interest cost	2,492	2,431	4,984	4,862
Expected return on plan assets	(2,469)	(1,716)	(4,938)	(3,433)
Net amortization	912	1,169	1,824	2,338
Net periodic pension cost	$1,920	$2,866	$3,841	$5,732

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service costs	$-	$1	$-	$1
Interest cost	127	144	255	288
Amortization of plan net losses	86	72	172	145
Net periodic postretirement cost	$213	$217	$427	$434

The Company currently plans to contribute approximately $7,200,000 to its pension plans in fiscal 2011.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 12 in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

11.	Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense (benefit) was 41% and 27% for the three and six month periods ended September 30, 2010, respectively, and 13% and (22)% for the three and six month periods ended September 30, 2009, respectively.  These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  Further, the effective tax rate for the six months ended September 30, 2010 was favorably impacted by the recording of a Mexican manufacturing zone tax benefit.  The Company estimates that the effective tax rate related to continuing operations will be approximately 38%-39% for fiscal 2011 based on the forecasted jurisdictional mix of taxable income.

Index

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator for basic and diluted earnings per share:
Net (loss) income	$1,868	$(2,731)	$1,146	$(5,129)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,052	18,961	19,034	18,938

Effect of dilutive employee stock options and awards	180	-	201	-

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,232	18,961	19,235	18,938

On July 26, 2010 the Company adopted its 2010 Long Term Incentive Plan (the “Plan”).  1,250,000 shares of the Company’s common stock are available under the Plan.  The Plan permits the award of stock options, both nonqualified stock options (“NQSOs”) and incentive stock options (“ISOs”), SARs, restricted stock, restricted stock units, deferred stock units, performance shares, performance share units, performance units, other stock-based awards, Covered Employee annual incentive awards, and cash-based awards.

During the first six months of fiscal 2011 and 2010, a total of 4,125 and 32,375 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the quarter ended September 30, 2010, 17,664 shares of restricted stock vested and were issued. During the fiscal year ended March 31, 2010, 29,800 shares of restricted stock vested and were issued.

Index

13.	Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of September 30, 2010
Current assets:
Cash and cash equivalents	$28,046	$10	$29,765	$—	$57,821
Trade accounts receivable	41,633	45	34,660	—	76,338
Inventories	27,619	21,052	47,786	(1,850)	94,607
Other current assets	3,452	764	14,763	556	19,535
Total current assets	100,750	21,871	126,974	(1,294)	248,301
Property, plant, and equipment, net	26,489	12,425	17,009	—	55,923
Goodwill and other intangibles, net	40,984	31,026	51,581	—	123,591
Intercompany	(80,839)	152,390	(74,382)	2,831	—
Other assets	36,840	1,267	27,694	—	65,801
Investment in subsidiaries	255,932	—	—	(255,932)	—
Total assets	$380,156	$218,979	$148,876	$(254,395)	$493,616

Current liabilities	37,989	17,321	45,530	1,537	102,377
Long-term debt, less current portion	124,855	2,358	3,037	—	130,250
Other non-current liabilities	25,407	8,594	35,083	—	69,084
Total liabilities	188,251	28,273	83,650	1,537	301,711
Shareholders' equity	191,905	190,706	65,226	(255,932)	191,905
Total liabilities and shareholders' equity	$380,156	$218,979	$148,876	$(254,395)	$493,616

For the Six Months Ended September 30, 2010
Net sales	$99,371	$71,054	$99,569	$(18,595)	$251,399
Cost of products sold	83,060	57,961	69,867	(18,745)	192,143
Gross profit	16,311	13,093	29,702	150	59,256
Selling, general and administrative expenses	16,543	10,685	23,047	—	50,275
Restructuring charges	1,760	—	37	—	1,797
Amortization of intangibles	57	1	805	—	863
	18,360	10,686	23,889	—	52,935
(Loss) income from operations	(2,049)	2,407	5,813	150	6,321
Interest and debt expense	5,715	735	154	—	6,604
Other (income) and expense, net	(1,183)	(33)	(464)	—	(1,680)
(Loss) income before income tax expense	(6,581)	1,705	6,123	150	1,397
Income tax (benefit) expense	(2,040)	755	1,573	96	384
Equity in income from continuing operations of subsidiaries	5,554	—	—	(5,554)	—
Income (loss) from continuing operations	1,013	950	4,550	(5,500)	1,013
Gain from discontinued operations	133	—	—	—	133
Net income (loss)	$1,146	$950	$4,550	$(5,500)	$1,146

Index

For the Six Months Ended September 30, 2010	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash (used) provided by operating activities	$(5,048)	$1,409	$(4,212)	$—	$(7,851)

Investing activities:
Purchase of marketable securities, net	746	—	4,377	—	5,123
Capital expenditures	(2,272)	(1,322)	(972)	—	(4,566)
Proceeds from sale of real estate	1,182	—	—	—	1,182
Net cash (used) provided by investing activities from continuing operations	(344)	(1,322)	3,405	—	1,739
Net cash provided by investing activities from discontinued operations	133	—	—	—	133
Net cash (used) provided by investing activities	(211)	(1,322)	3,405	—	1,872

Financing activities:
Proceeds from stock options exercised	—	—	—	—	—
Net payments under revolving line-of-credit agreements	—	—	(199)	—	(199)
Other	224	(102)	(363)	—	(241)
Net cash provided (used) by financing activities	224	(102)	(562)	—	(440)
Effect of exchange rate changes on cash	—	—	272	—	272
Net change in cash and cash equivalents	(5,035)	(15)	(1,097)	—	(6,147)
Cash and cash equivalents at beginning of period	33,081	24	30,863	—	63,968
Cash and cash equivalents at end of period	$28,046	$9	$29,766	$—	$57,821

As of March 31, 2010
Current assets:
Cash and cash equivalents	$33,081	$24	$30,863	$—	$63,968
Trade accounts receivable	38,316	64	31,838	—	70,218
Inventories	26,023	16,057	39,742	(2,000)	79,822
Prepaid expenses	3,432	874	11,056	652	16,014
Total current assets	100,852	17,019	113,499	(1,348)	230,022
Property, plant, and equipment, net	27,330	11,998	17,778	—	57,106
Goodwill and other intangibles, net	41,013	31,028	52,124	—	124,165
Intercompany	(79,763)	153,190	(76,594)	3,167	—
Other non-current assets	37,319	1,255	31,630	—	70,204
Investment in subsidiaries	248,915	—	—	(248,915)	—
Total assets	$375,666	$214,490	$138,437	$(247,096)	$481,497

Current liabilities	$38,157	$13,176	$37,833	$1,819	$90,985
Long-term debt, less current portion	124,855	2,475	3,491	—	130,821
Other non-current liabilities	25,376	9,083	37,954	—	72,413
Total liabilities	188,388	24,734	79,278	1,819	294,219
Shareholders' equity	187,278	189,756	59,159	(248,915)	187,278
Total liabilities and shareholders' equity	$375,666	$214,490	$138,437	$(247,096)	$481,497

Index

For the Six Months Ended September 30, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$94,736	$58,814	$93,146	$(12,454)	$234,242
Cost of products sold	77,072	47,185	64,958	(12,454)	176,761
Gross profit	17,664	11,629	28,188	—	57,481
Selling, general and administrative expenses	20,089	6,783	22,402	—	49,274
Restructuring charges	8,095	—	437	—	8,532
Amortization of intangibles	56	2	860	—	918
	28,240	6,785	23,699	—	58,724
(Loss) income from operations	(10,576)	4,844	4,489	—	(1,243)
Interest and debt expense	5,822	298	624	—	6,744
Other (income) and expense, net	(279)	(3)	(943)	—	(1,225)
(Loss) income from continuing operations before income tax (benefit) expense and equity in income of subsidiaries	(16,119)	4,549	4,808	—	(6,762)
Income tax (benefit) expense	(4,836)	2,080	1,256	—	(1,500)
Equity in income from continuing operations of subsidiaries	6,021	—	—	(6,021)	—
(Loss) income from continuing operations	(5,262)	2,469	3,552	(6,021)	(5,262)
Gain from discontinued operations	133	—	—	—	133
Net (loss) income	$(5,129)	$2,469	$3,552	$(6,021)	$(5,129)

For the Six Months Ended September 30, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided (used) by operating activities	13,338	446	10,157	—	23,941

Investing activities:
Purchase of marketable securities, net	—	—	(2,492)	—	(2,492)
Capital expenditures	(2,459)	(273)	(1,296)	—	(4,028)
Net cash (used) provided by investing activities from continuing operations	(2,459)	(273)	(3,788)	—	(6,520)
Net cash provided by investing activities from discontinued operations	133	—	—	—	133
Net cash (used) provided by investing activities	(2,326)	(273)	(3,788)	—	(6,387)

Financing activities:
Proceeds from stock options exercised	177	—	—	—	177
Net payments under revolving line-of-credit agreements	—	(36)	(3,188)	—	(3,224)
Other	43	—	—	—	43
Net cash provided (used) by financing activities	220	(36)	(3,188)	—	(3,004)
Effect of exchange rate changes on cash	—	(127)	678	—	551
Net change in cash and cash equivalents	11,232	10	3,859	—	15,101
Cash and cash equivalents at beginning of period	24,115	30	15,091	—	39,236
Cash and cash equivalents at end of period	$35,347	$40	$18,950	$—	$54,337

Index

14.	Loss Contingencies

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,800,000 and $16,500,000 using actuarial parameters of continued claims for a period of 18 to 30 years from the end of the current fiscal year. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,000,000, which has been reflected as a liability in the condensed consolidated financial statements as of September 30, 2010. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $500,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

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

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading worldwide designer, manufacturer, and marketer of material handling products, systems and services which efficiently and safely move, lift, position, or secure material. Key products include hoists, actuators, cranes, and lifting and rigging tools. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 135-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the Asian, Latin American, and European, marketplaces. In accordance with our strategy, we have been investing in our directed sales and marketing activities, new product development, and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including market expansion, a high degree of customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Over the course of our history, we have resiliently withstood many business cycles and our strong cash flow profile has helped us to grow and expand globally. Reflecting on the recent global economic recession and credit crisis, we stand with a strong capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of May 2013, fixed-rate long-term debt which expires in 2013 and a strong cash flow business profile. We believe our liquidity strength and operational cost management actions have enabled us to withstand this downturn. During fiscal 2010 we initiated projects to strategically reorganize our North America hoist and rigging operations which were essentially completed during the first quarter of fiscal 2011.  The projects included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space and will generate annual savings estimated at approximately $13 - $15 million. Approximately 94% of the total $21 - $23 million of restructuring costs (which include costs recorded as restructuring charges in our condensed consolidated statements of operations as well as other costs reflected in costs of products sold that relate to the facility integration activities) related to these manufacturing facility consolidations have been incurred thus far. This includes $4,700,000 in the six months ended September 30, 2010 ($1,797,000 reflected as restructuring charges and $2,903,000 reflected in costs of products sold).  Restructuring costs expected for the remainder of fiscal 2011 include primarily integration costs, severance costs, and other facility related costs.

Additionally, our revenue base is now more geographically diverse than at anytime in our Company’s history, with approximately 42% derived outside the U.S. We believe this will help to balance the impact of changes that will occur in different global economies at different times. As in the past, we monitor U.S. and Eurozone Industrial Capacity Utilization as an indicator of anticipated demand for our product. These statistics weakened significantly between September 2008 and September 2009, but have since consistently improved through September 30, 2010.  In addition, we continue to monitor the potential impact of other global and U.S. trends, including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity in a variety of end-user markets around the globe.

From a strategic perspective, we are investing in international markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators. We seek to maintain and enhance our market share by continuing and focusing our sales and marketing activities directed toward select North American and global market sectors including energy, construction, entertainment, mining and food processing. Our fiscal 2009 acquisition of Pfaff is enhancing our European market penetration as well as strengthening our global actuator offering. Further, we continue to invest in emerging market penetration, including the geographic regions of Asia, Latin America, and Eastern Europe. We complement these activities with continued investments in new product development, particularly products with global reach.

Index

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to manage our operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continuously monitor market prices of steel. We purchase approximately $25 million to $35 million of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Some of our steel costs have increased during this quarter primarily with regards to forged bar as the result of higher scrap and alloy surcharges.

We are also looking for opportunities for growth via strategic acquisitions or joint ventures. The focus of our acquisition strategy centers on opportunities for international market penetration and product line expansion in alignment with our existing core product offering.

We operate in a highly competitive and global business environment, effectively managing through a global economic cycle. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we have weathered this cycle with our strong capital structure, including a solid cash position and flexible cost base, aggressively addressing costs and restructuring to enhance future margin opportunities.

Results of Operations

Three Months and Six Months Ended September 30, 2010 and September 30, 2009

Net sales in the fiscal 2011 quarter ended September 30, 2010 were $132,312,000, up $17,078,000 or 14.8% from the fiscal 2010 quarter ended September 30, 2009 net sales of $115,234,000, which included $1,028,000 in sales for the American Lifts business that was divested in October 2009. Net sales for the six month period ended September 30, 2010 were $251,399,000, up $17,157,000 or 7.3% from the six months ended September 30, 2009 net sales of $234,242,000. For the three month period ended September 30, 2010, net sales was positively impacted $20,918,000 by volume and mix of products sold, $750,000 by price increases, and negatively impacted $1,028,000 by the American Lifts divestiture. Foreign currency translation negatively impacted sales by $3,560,000 for the three months ended September 30, 2010.  For the six month period ended September 30, 2010 net sales was positively impacted $23,423,000 by volume and mix of products sold, $877,000 by price increases, and negatively impacted $2,223,000 by the American Lifts divestiture. Foreign currency translation also negatively impacted sales by $4,919,000 in the fiscal 2011 six months ended September 30, 2010.

Gross profit in the fiscal 2011 quarter ended September 30, 2010 was $31,241,000, up $3,190,000 or 11.4% from the fiscal 2010 quarter ended September 30, 2009 gross profit of $28,051,000. Gross profit margin decreased to 23.6% in the fiscal 2011 quarter from 24.3% in the fiscal 2010 quarter. Gross profit in the six month period ended September 30, 2010 was $59,256,000, up $1,775,000 or 3.1% from the six month period ended September 30, 2010 gross profit of $57,481,000. Gross profit margin for the six month period ending September 30, 2010 decreased from 24.5% to 23.6%. The decline in gross profit margin was due mostly to unfavorable freight costs and manufacturing variances as a result of supply chain constraints and production inefficiencies related to our facility consolidation activities.  The translation of foreign currencies had a $1,083,000 and $1,544,000 negative impact on gross profit for the three months and six months ended September 30, 2010 respectively.

Index

Selling expenses were $15,480,000 and $15,605,000 in the fiscal 2011 and 2010 second quarters, respectively. Selling expenses were $30,695,000 and $32,082,000 for the six months ended September 30, 2010 and September 30, 2009, respectively.  These decreases reflect a fiscal 2010 North American sales reorganization and aggressive efforts to reduce or eliminate costs, as well as timing of certain expenditures offset by continued investments in emerging markets. Additionally, foreign currency translation had a $545,000 and $665,000 favorable impact on selling expenses for the three and six months ended September 30, 2010 respectively.  As a percentage of consolidated net sales, selling expenses were 11.7% and 13.5% for the fiscal year second quarter 2011 and 2010, respectively. Selling expenses were 12.2% and 13.7% for the six months ended fiscal year 2011 and 2010, respectively as a percentage of sales.

General and administrative expenses were $9,795,000, $8,731,000, $19,580,000, and $17,192,000 in the fiscal 2011 and 2010 second quarters and the six month periods then ended, respectively. The increases are due to the investments in management teams in Asia and Europe and higher variable compensation, which were somewhat offset by benefits from aggressive cost reduction activities. Additionally, foreign currency translation had a $294,000 and $489,000 favorable impact on general and administrative expense for the three and six month period ending September 30, 2010. As a percentage of consolidated net sales, general and administrative expenses were 7.4% and 7.6% in the fiscal 2011 and 2010 second quarters, respectively. General and administrative expenses were 7.8% and 7.3% for the six months ended fiscal year 2011 and 2010 respectively as a percentage of sales.

Restructuring charges were $347,000, $2,694,000, $1,797,000, and $8,532,000 in the fiscal 2011 and 2010 second quarters and the six month periods then ended, respectively. These restructuring costs were for termination benefits related to factory consolidation expenses, workforce reductions in our North American sales force reorganization, and salaried workforce reductions. Offsetting restructuring charges for the quarter and six month period ending September 30, 2010 was a gain on the sale of one of our closed facilities in the amount of approximately $500,000.

There were no significant changes in either amortization of intangibles or interest and debt expense for the three and six months ended September 30, 2010 compared to the three and six months ended September 30, 2009.  Amortization of intangibles was $434,000, $478,000, $863,000, and $918,000 in the fiscal 2011 and 2010 second quarters and the six month periods then ended, respectively. Interest and debt expense was $3,371,000, $3,407,000, $6,604,000, and $6,744,000,   in the fiscal 2011 and 2010 quarters and the six month periods then ended, respectively.

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax  expense (benefit) was 41%, 13%, 27% and (22%) in the fiscal 2011 and 2010 second quarters and the six month periods then ended, respectively.  These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at our foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 38%-39% for fiscal 2011 based on the forecasted jurisdictional mix of taxable income.

Income from discontinued operations, net of tax, was $133,000, $0, $133,000 and $133,000 in the fiscal 2011 and 2010 quarters and the six month periods then ended, respectively.

Index

Liquidity and Capital Resources

Cash and cash equivalents totaled $57,821,000 at September 30, 2010, a decrease of $6,147,000 from the March 31, 2010 balance of $63,968,000.

Net cash used by operating activities was $7,851,000 for the six months ended September 30, 2010 compared with cash provided by operating activities of $23,941,000 for the six months ended September 30, 2009. The net cash used by operating activities for the six months ended September 30, 2010 was primarily the result of $14,376,000 of cash used by changes in operating assets and liabilities driven by a $14,868,000 increase in inventories, a $5,636,000 increase in accounts receivable, a $3,611,000 increase in prepaid expenses, and a $3,293,000 decrease in accrued expenses and other non-current liabilities partially offset by a $12,881,000 increase in accounts payable. The changes in operating assets and liabilities were primarily due to increases in inventories to align levels with increased order volume, increases in bond interest payable, and incentive compensation payments made during the first quarter, partially offset by increases in trade accounts payable as a result of increases in inventories and capital investments. Net income of $1,146,000 and non-cash charges for depreciation and amortization of $5,656,000 were offset by a $330,000 negative cash impact from deferred income taxes and a gain on the disposal of assets of $851,000. The net cash provided by operating activities for the six months ended September 30, 2009 was primarily the result of $22,784,000 of cash provided by changes in operating assets and liabilities driven by a $13,111,000 decrease in accounts receivable, a $10,675,000 decrease in inventory and a $7,508,000 increase in accrued and non-current liabilities, which were partially offset by a $9,715,000 decrease in accounts payable. The changes in accounts receivable, inventory and accounts payable were the result of the decline in net sales due to global economic weakness at that time. The increase in accrued and non-current liabilities was primarily the result of increased restructuring, product liability and pension accruals. The positive effect on cash from non-cash charges of $6,142,000 for depreciation and amortization, $1,209,000 for stock-based compensation, and $950,000 for restructuring, were largely offset by a net loss of $5,129,000 and a $2,098,000 negative effect from deferred income taxes.

Net cash provided by investing activities was $1,872,000 for the six months ended September 30, 2010 compared with cash used by investing activities of $6,387,000 for the six months ended September 30, 2009. The net cash provided by investing activities for the six months ended September 30, 2010 was primarily the result of $6,136,000 in sales of marketable equity securities offset by purchases of marketable equity securities of $1,013,000 and a gain from the sale of fixed assets of $1,182,000 partially offset by capital expenditures of $4,566,000 for the period. The net cash used by investing activities from continuing operations for the six months ended September 30, 2009 consisted of $4,028,000 for capital expenditures and $2,492,000 for net purchases of marketable securities. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our 2002 sale of Automatic Systems, Inc, was $133,000, for both the six months ended September 30, 2010 and September 30, 2009.

Net cash used in financing activities was $440,000 for the six months ended September 30, 2010 compared with net cash used by financing activities of $3,004,000 for the six months ended September 30, 2009. The net cash used by financing activities for the six months ended September 30, 2010 consisted primarily of $199,0000 of net payments under revolving lines of credit, $465,000 in repayments of debt partially offset by $224,000 change in the ESOP guarantee. The net cash used by financing activities for the six months ended September 30, 2009 consisted primarily of $3,224,000 of net debt payments and $188,000 of deferred financing fees, partially offset by $177,000 of proceeds from stock options exercised and $231,000 from the change in ESOP debt guarantee.

We entered into an amended, restated and expanded revolving credit facility dated December 31, 2009, providing availability up to a maximum of $85.0 million. We believe that our cash on hand, cash flows, and borrowing capacity under this amended Revolving Credit Facility will be sufficient to fund our ongoing operations, restructuring activities and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon no significant further deterioration in the economy and successful execution of our current business plan which focuses on continued implementation of lean manufacturing, and improving working capital utilization, specifically inventory management.

Index

The restated Revolving Credit Agreement has an initial term ending May 1, 2013, which can be extended to December 31, 2013 as long as our existing Senior Subordinated Notes are paid in full on or prior to May 1, 2013 from proceeds of permitted indebtedness with a maturity of no earlier than January 5, 2014.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65.0 million, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $76.2 million, net of outstanding borrowings of $0 and outstanding letters of credit of $8.8 million, as of September 30, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 325 or 225 basis points, respectively, based on our leverage ratio at September 30, 2010. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The restated Revolving Credit Facility Agreement places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of September 30, 2010. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through September 30, 2010, 3.65x through December 31, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $18 million, excluding capital expenditures associated with a global ERP system.

We amended our Revolving Credit Facility on August 20, 2010. The credit facility amendment modified financial covenant definitions to provide flexibility for us to continue our strategic investments, even during quarters challenged with short term lower gross margin levels caused by restructure and integration activities. Specifically the amendment (i) increased the maximum total leverage ratio for the September and December 2010 quarters to 3.75x and 3.65x respectively (ii) increased the amount of restructuring charges to be excluded from EBITDA for covenant calculations (iii) allowed for payment of a significant product liability claim without impacting EBITDA for covenant calculations and (iv) allowed for commercial letters of credit, bankers’ acceptances and letters of credit with maturities over 12 months under the letters of credit sublimit.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124.9 million at September 30, 2010 and are due November 1, 2013.  Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 104.438%, reducing to 102.219% and 100% on November 1,  2010 and November 1, 2011 respectively. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Our capital lease obligations related to property and equipment leases amounted to $6.6 million at September 30, 2010. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2010, significant unsecured credit lines totaled approximately $3.0 million, of which $0.6 million was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of September 30, 2010, significant secured credit lines totaled $2.0 million, of which none was drawn.

Index

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2010 and September 30, 2009 were $4,566,000 and $4,028,000, respectively. We expect capital spending for fiscal 2011 to be approximately $10 million to $12 million compared with $7,245,000 in fiscal 2010, with the increase reflecting a more normal investment level.

Goodwill Impairment Testing

We test goodwill for impairment at least annually, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, decreased stock price, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill.  If the carrying amount of the reporting unit is less than the reporting unit’s fair value no impairment is recognized and Step two of the goodwill impairment testing is not necessary.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit have goodwill totaling $9.8 million and $95.5 million at September 30, 2010, respectively.

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

Index

Deferred Tax Asset Valuation Allowance

As of September 30, 2010, we had $49.0 million of gross deferred tax assets before valuation allowances.  The deferred tax assets relate principally to liabilities related to employee benefit plans and insurance reserves as well as net operating loss carryforwards (primarily due to a tax loss from sale of a foreign subsidiary in 2009 and restructuring costs in fiscal year 2010 and 2011).  In order to recover all of the deferred tax assets, taxable income approximating $164 million will need to be generated in the 20 year carry forward period. The deferred tax assets include $3.7 million related to various states and foreign net operating loss carryforwards for which a $1.6 million deferred tax asset valuation allowance is recorded.

Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Management assesses the need to establish valuation allowances for deferred tax assets periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. The cumulative period considered for this purpose includes our fiscal 2009 and 2010 years, as well as the current year. Fiscal 2009 was unfavorably impacted by a goodwill impairment charge, and fiscal 2010 was unfavorably impacted by restructuring costs. These factors emphasize the need for the Company to generate favorable financial results in the second half of fiscal 2011. Forecasts of current year and future profitability were a significant consideration in assessing the realizability of our deferred tax assets at September 30, 2010. Based on our assessment, we have concluded that it is more likely than not that we will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods (20 years) to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. If the actual recovery amount of the deferred tax asset is less than anticipated or if actual future profitability is considerably less than what we are currently anticipating, or if taxable income is not generated in future periods, a valuation allowance may need to be recorded in fiscal 2011 or a subsequent period for some or all of the net deferred tax assets, resulting in a reduction of net income and shareholders’ equity.

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

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through price increases and surcharges. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.   We will continue to monitor our costs and reevaluate our pricing policies.

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

Index

Effects of New Accounting Pronouncements

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2010.

Item 4.	Controls and Procedures

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 29, 2010	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)