Form 10-Q
period 2010-12-31
COLUMBUS MCKINNON CORP
filed 2011-01-28
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The number of shares of common stock outstanding as of December 31, 2010 was:  19,168,928 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2010

		Page #
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed consolidated balance sheets – December 31, 2010 and March 31, 2010	3

	Condensed consolidated statements of operations and (accumulated deficit) retained earnings - Three and nine months ended December 31, 2010 and December 31, 2009	4

	Condensed consolidated statements of cash flows - Nine months ended December 31, 2010 and December 31, 2009	5

	Condensed consolidated statements of comprehensive (loss) income - Three and nine months ended December 31, 2010 and December 31, 2009	6

	Notes to condensed consolidated financial statements – December 31, 2010	7

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II. Other Information

Item 1.	Legal Proceedings – none.	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.	32

Item 3.	Defaults upon Senior Securities – none.	32

Item 4.	Reserved.	32

Item 5.	Other Information – none.	32

Item 6.	Exhibits	33

Index

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010

	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$46,090	$63,968
Trade accounts receivable	70,304	70,218
Inventories	98,151	79,822
Prepaid expenses	12,533	16,014
Total current assets	227,078	230,022
Property, plant, and equipment, net	57,673	57,106
Goodwill and other intangibles, net	122,438	124,165
Marketable securities	23,924	29,399
Deferred taxes on income	2,695	36,768
Other assets	3,530	4,037
Total assets	$437,338	$481,497

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$520	$841
Trade accounts payable	31,860	33,480
Accrued liabilities	53,545	52,754
Restructuring reserve	217	2,755
Current portion of long term debt	1,147	1,155
Total current liabilities	87,289	90,985
Senior debt, less current portion	5,043	5,966
Subordinated debt	124,855	124,855
Other non current liabilities	68,169	72,413
Total liabilities	285,356	294,219
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,168,928. shares issued and outstanding	195	191
Additional paid in capital	183,124	182,385
(Accumulated deficit) retained earnings	(3,615)	34,878
ESOP debt guarantee	(1,516)	(1,850)
Accumulated other comprehensive loss	(26,206)	(28,326)
Total shareholders' equity	151,982	187,278
Total liabilities and shareholders' equity	$437,338	$481,497

See accompanying notes to condensed consolidated financial statements.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND (ACCUMULATED DEFICIT) RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net sales	$128,696	$118,971	$380,095	$353,213
Cost of products sold	99,345	92,146	291,488	268,907
Gross profit	29,351	26,825	88,607	84,306

Selling expenses	15,524	15,791	46,219	47,873
General and administrative expenses	10,275	9,471	29,855	26,663
Restructuring charges	150	3,616	1,947	12,148
Amortization of intangibles	452	490	1,315	1,408
	26,401	29,368	79,336	88,092

Income (loss) from operations	2,950	(2,543)	9,271	(3,786)
Interest and debt expense	3,281	3,257	9,885	10,001
Investment (income) loss	(317)	(361)	(1,020)	(966)
Foreign currency exchange loss (gain)	641	6	303	(633)
Other income, net	(294)	(2,059)	(933)	(2,040)
(Loss) income from continuing operations before income tax expense (benefit)	(361)	(3,386)	1,036	(10,148)
Income tax expense (benefit)	39,406	(909)	39,790	(2,409)
Loss from continuing operations	(39,767)	(2,477)	(38,754)	(7,739)
Income from discontinued operations - net of tax	128	133	261	266
Net loss	(39,639)	(2,344)	(38,493)	(7,473)
Retained earnings - beginning of period	36,024	36,762	34,878	41,891
Accumulated deficit (retained earnings) - end of period	$(3,615)	$34,418	$(3,615)	$34,418

Average basic shares outstanding	19,082	18,980	19,050	18,952
Average diluted shares outstanding	19,082	18,980	19,050	18,952

Basic income per share:
Loss from continuing operations	$(2.09)	$(0.13)	$(2.03)	$(0.40)
Income from discontinued operations	0.01	0.01	0.01	0.01
Net loss	$(2.08)	$(0.12)	$(2.02)	$(0.39)

Diluted income per share:
Loss from continuing operations	$(2.09)	$(0.13)	$(2.03)	$(0.40)
Income from discontinued operations	0.01	0.01	0.01	0.01
Net loss	$(2.08)	$(0.12)	$(2.02)	$(0.39)

See accompanying notes to condensed consolidated financial statements.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,	December 31,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(38,493)	$(7,473)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Income from discontinued operations	(261)	(266)
Depreciation and amortization	8,257	9,231
Deferred income taxes and related valuation allowance	39,846	(4,054)
Gain on sale of real estate/investments	(991)	(1,994)
Stock-based compensation	1,347	1,527
Amortization of deferred financing costs	208	460
Non-cash restructuring charges	-	950
Changes in operating assets and liabilities net of effects of business acquisitions and divestitures:
Trade accounts receivable	514	15,672
Inventories	(18,251)	15,721
Prepaid expenses	(2,836)	1,510
Other assets	268	410
Trade accounts payable	(1,363)	(10,783)
Accrued and non-current liabilities	(5,254)	(3,769)
Net cash (used for) provided by operating activities	(17,009)	17,142

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	8,316	3,246
Purchases of marketable securities	(1,830)	(3,171)
Capital expenditures	(8,859)	(5,916)
Proceeds from sale of businesses or assets	1,182	3,380
Net cash used for investing activities from continuing operations	(1,191)	(2,461)
Net cash provided by investing activities from discontinued operations	261	266
Net cash used for investing activities	(930)	(2,195)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4	201
Net payments under revolving line-of-credit agreements	(290)	(3,784)
Repayment of debt	(835)	(392)
Other	334	158
Net cash used for financing activities	(787)	(3,817)
Effect of exchange rate changes on cash	848	668
Net change in cash and cash equivalents	(17,878)	11,798
Cash and cash equivalents at beginning of period	63,968	39,236
Cash and cash equivalents at end of period	$46,090	$51,034

See accompanying notes to condensed consolidated financial statements.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(In thousands)

Net loss	$(39,639)	$(2,344)	$(38,493)	$(7,473)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(193)	(863)	1,122	7,047
Change in derivatives qualifying as hedges, net of deferred tax expense (benefit) of $17, $(21), $154 and $(21)	32	(35)	286	(35)
Unrealized (loss) gain on investments:
Unrealized holding (loss) gain arising during the period, net of deferred tax (benefit) expense of $0, $(72), $0 and $1,135	(331)	(133)	413	2,108
Reclassification adjustment for loss (gain) included in net loss, net of deferred tax expense (benefit) of $48, $(32), $161 and $(32)	90	(60)	299	(59)
	(241)	(193)	712	2,049
Total other comprehensive (loss) income	(402)	(1,091)	2,120	9,061
Comprehensive (loss) income	$(40,041)	$(3,435)	$(36,373)	$1,588

See accompanying notes to condensed consolidated financial statements.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2010

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2010, the results of its operations for the three and nine-month periods ended December 31, 2010 and December 31, 2009, and cash flows for the nine months ended December 31, 2010 and December 31, 2009, have been included. Results for the period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2010.

The Company is a leading designer, marketer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, rigging tools including chain and forged attachments, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users.

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of December 31, 2010, the Company’s assets and liabilities measured at fair value on recurring bases were as follows (in thousands):

Index

	Fair value measurements at reporting date using
Description	At December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$23,924	$23,924	$-	$-
Derivative liabilities	(807)	-	(807)	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.” There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended December 31, 2010.

Fair Values of Defined Benefit Plan Assets

The Company holds fixed income securities within the assets of its defined benefit plans. The fair values of these assets were determined using the fair value hierarchy of inputs described above. These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts. A summary of changes in Level 3 fixed income securities within those defined benefit plans during the three and nine months ended December 31, 2010 is as follows (in thousands):

Three months ended December 31, 2010
Balance at October 1, 2010	$15,824
Return on investment	203
Disbursements, settlements, and transfers, net	(66)
Balance at December 31, 2010	$15,961

Nine months ended December 31, 2010
Balance at April 1, 2010	$15,663
Return on investment	600
Disbursements, settlements, and transfers, net	(302)
Balance at December 31, 2010	$15,961

Index

4.	Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2010	2010
At cost - FIFO basis:
Raw materials	$49,377	$42,340
Work-in-process	15,717	10,774
Finished goods	51,214	44,585
	116,308	97,699
LIFO cost less than FIFO cost	(18,157)	(17,877)
Net inventories	$98,151	$79,822

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, estimated interim results are subject to change in the final year-end LIFO inventory valuation.

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the three and nine months ended December 31, 2010 or December 31, 2009.

The following is a summary of available-for-sale securities at December 31, 2010 (in thousands):
		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Equity securities	$21,341	$2,707	$124	$23,924

Index

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2010 are as follows:

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$4,276	$112
Securities in a continuous loss position for more than 12 months	229	12
	$4,505	$124

Net realized gains related to sales of marketable securities were $90, $60, $298 and $59 in the three-month and nine-month periods ended December 31, 2010 and December 31, 2009, respectively.

The following is a summary of available-for-sale securities at March 31, 2010:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Equity securities	$26,771	$2,667	$39	$29,399

6.	Goodwill and Intangible Assets

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at December 31, 2010 and March 31, 2010.

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

No impairment charges related to goodwill or intangible assets were recorded during the three and nine months ended December 31, 2010 or 2009.  However, future impairment indicators, such as declines in forecasted cash flows, may cause the need for interim impairment tests which may result in additional significant impairment charges. Impairment indicators could be based on the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the nine months ended December 31, 2010 is as follows (in thousands):

Balance at April 1, 2010	$105,134
Currency translation	(244)
Balance at December 31, 2010	$104,890

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Index

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2010			March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,802	$715	$5,087	$5,856	$481	$5,375
Customer relationships	14,353	2,966	11,387	14,487	1,996	12,491
Other	1,383	309	1,074	1,358	193	1,165
Total	$21,538	$3,990	$17,548	$21,701	$2,670	$19,031

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2011 through 2015 is expected to be approximately $1,700,000.

7.	Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange gain in the Company’s consolidated statement of operations. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company’s consolidated statements of operations.

The Company has foreign currency forward agreements and a cross-currency swap in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $15,132,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of booked foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,066,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivates is $10,230,000 and all contracts mature within sixteen months of  December 31, 2010.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

Index

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the nine months ended December 31, 2010 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$283	Cost of products sold	$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange gain (loss)	$483

As of December 31, 2010, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2010 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$173
Foreign exchange contracts	Accrued Liabilities	$(630)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$64
Foreign exchange contracts	Accrued Liabilities	$(414)

8.	Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending May 1, 2013, which can be extended to December 31, 2013.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $70,573,000 net of outstanding borrowings of $0 and outstanding letters of credit of $14,427,000 as of December 31, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 325 or 225 basis points, respectively, based on the Company’s leverage ratio at December 31, 2010.  The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of December 31, 2010.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 4.00x and 3.75x for the quarters ending December 31, 2010 and March 31, 2011 respectively and 3.50x thereafter, and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

Index

The Company entered into a second amendment to its Revolving Credit Facility on December 16, 2010 to permit (i) the issuance of up to $175,000,000 of additional unsecured indebtedness upon repayment of the $124,855,000 Senior Subordinated 8 7/8% Notes which are due November 1, 2013 (ii) waive any requirement to apply the proceeds of such notes to reduce the revolving credit facility (iii) adjust the maximum total leverage ratio to 4.00x and 3.75x for the quarters ending December 31, 2010 and March 31, 2011, respectively, and decrease to 3.50x for the quarter ending June 30, 2011 and thereafter (iv) pre-approve a specific, potential acquisition and (v) pre-approve a specific, potential divestiture.

On January 10, 2011 the Company commenced a cash tender offer and consent solicitation for all of its 8 7/8% Notes. The 8 7/8% Notes amounted to $124,855,000 at December 31, 2010 and are due November 1, 2013. The tender offer is scheduled to expire on February 7, 2011. The total consideration paid for each note validly tendered by January 24, 2011 was $1,026 (including a $30 consent payment) per $1,000 principal amount of notes plus accrued and unpaid interest. After January 24, 2011 the tender price reverted to $996 per $1,000.

Cash outlays related to the tender may include $2,616,000 of accrued interest and $3,246,000 tender or redemption premium. In addition the Company will write off unamortized capitalized financing fees of $785,000 related to the 8 7/8% Notes. Expenses related to the tender or redemption premium and write off of unamortized capitalized financing fees will be recorded in the quarter ended March 31, 2011 and are expected to approximate $4,000,000. The Company will fund the tender offer and consent payments, and related costs, with proceeds from a private placement of senior subordinated notes.

New Senior Subordinated 7 7/8% Notes (7 7/8% Notes) were issued on January 25, 2011 in the amount of $150,000,000. The offering price of the notes was 98.545% of par.

Provisions of the 7 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until February 1, 2014, the Company may redeem up to 35% of the outstanding 7 7/8% Notes at a redemption price of 107.875% with the proceeds of equity offerings, subject to certain restrictions. On or after February 1, 2015, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 101.969% and 100% on February 1, 2016 and February 1, 2017, respectively and are due February 1, 2019. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 7 7/8% Notes may require the Company to repurchase all or a portion of such holder’s 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 7 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements. The notes have not been, and will not be, registered under the Securities Act of 1933.

The Company received net proceeds of approximately $147,817,000 on issuance of the 7 7/8% Notes after deduction of $2,183,000 of original issue discount. In addition, cash outlays related to the offering include $3,075,000 for estimated offering costs which the Company expects to record as capitalized financing fees and amortize to interest expense through the maturity date.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s 8 7/8% Notes, which have a carrying value of $124,855,000 at December 31, 2010, have an approximate fair value of $126,728,000 based on quoted market prices.

The Company’s Notes payable to banks consist primarily of secured and unsecured international lines of credit.  The Company’s Senior debt consists primarily of any borrowings under the Company’s Revolving Credit Facility as well as capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of the Company’s subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2010, significant unsecured credit lines totalled approximately $4,214,000, of which $517,000 was drawn.

Index

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2010 for further information on its debt arrangements.

9.	Restructuring Charges

Beginning in fiscal 2010, as part of the business reorganization plan, the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $13,000,000 to $15,000,000. Restructuring charges recorded in the quarter ended December 31, 2010 relate to the continuation of the consolidation of the North American hoist and rigging operations. Charges recorded in the nine months ended December 31, 2010 included a write off of production supplies in the amount of $411,000 and other facility related costs of $1,955,000, offset by a gain in the sale of a closed facility in the amount of $419,000.

Also, in fiscal 2010, the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. Charges recorded in the nine months ended December 31, 2009 consisted of two benefits: a paid leave of absence of $3,826,000 and an enhanced pension benefit of $2,012,000. Restructuring charges recorded in the quarter ended December 31, 2009 included $3,037,000 in expense for severance costs related to salaried and union workforce reductions and $579,000 of other facility related costs.  Charges recorded in the nine months ended December 31, 2009 included non-cash fixed asset impairment charges of $950,000, other facility related costs of $724,000, expenses for severance costs related to salaried and union workforce reductions of $4,218,000, and pension plan curtailment charges of $418,000.

Restructuring reserves were $217,000 as of December 31, 2010, consisting primarily of accrued severance costs.

The following provides a reconciliation of the activity related to restructuring reserves (in thousands):

Reserve at April 1, 2010	$2,755
Restructuring charges	1,947
Cash payments	(4,074)
Write-off of production supplies	(411)
Reserve at December 31, 2010	$217

10.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Service costs	$986	$983	$2,957	$2,948
Interest cost	2,492	2,432	7,476	7,294
Expected return on plan assets	(2,470)	(1,717)	(7,408)	(5,150)
Net amortization	912	1,168	2,736	3,506
Net periodic pension cost	$1,920	$2,866	$5,761	$8,598

Index

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Service costs	$-	$-	$-	$1
Interest cost	128	144	383	432
Amortization of plan net losses	86	73	258	218
Net periodic postretirement cost	$214	$217	$641	$651

The Company currently plans to contribute approximately $7,200,000 to its pension plans in fiscal 2011.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 12 in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

11.	Income Taxes

Income tax expense (benefit)  as a percentage of (loss) income from continuing operations before income tax expense (benefit) was 10,915.8%, (26.8%), 3,840.7% and (23.7%) in the fiscal 2011 and 2010 quarters and the nine months ended  December 31, 2010 and December 31, 2009, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

During the third quarter ended December 31, 2010, the Company recorded a non-cash charge of $39,700,000 (or $2.09 per basic and diluted share for the quarter and nine months ended December 31, 2010) included within its provision for income taxes. This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. is necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans and insurance reserves and U.S. net operating loss carryforwards. The U.S. net operating loss carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of profitability for the remainder of fiscal 2011. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

The unusual relationship of income tax expense (benefit) as a percentage of (loss) income from continuing operations before income taxes is due primarily to the valuation allowance recorded during the period.

Index

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Numerator for basic and diluted earnings per share:
Net loss	$(39,639)	$(2,344)	$(38,493)	$(7,473)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,082	18,980	19,050	18,952
Effect of dilutive employee stock options and awards	-	-	-	-
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	$19,082	$18,980	$19,050	$18,952

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

During the first nine months of fiscal 2011 and 2010, a total of 4,125 and 32,375 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2010, 29,800 shares of restricted stock vested and were issued.

For the quarter and nine months ended December 31, 2010 and 2009, 244,302, 218,679, 215,657 and 184,253, respectively, in options, performance shares and restricted stock were not included in the denominator for diluted EPS because their effects were anti-dilutive.

Index

13.	Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

As of December 31, 2010	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$16,057	$10	$30,023	$-	$46,090
Trade accounts receivable	39,113	38	31,153	-	70,304
Inventories	29,400	21,604	49,247	(2,100)	98,151
Other current assets	(4,741)	497	16,177	600	12,533
Total current assets	79,829	22,149	126,600	(1,500)	227,078
Property, plant, and equipment, net	28,912	12,073	16,688	-	57,673
Goodwill and other intangibles, net	40,963	31,026	50,449	-	122,438
Intercompany	(58,264)	130,256	(72,857)	865	-
Other assets	1,591	2,030	26,528	-	30,149
Investment in subsidiaries	237,476	-	-	(237,476)	-
Total assets	$330,507	$197,534	$147,408	$(238,111)	$437,338

Current liabilities	28,350	16,516	43,058	(635)	87,289
Long-term debt, less current portion	124,855	2,298	2,745	-	129,898
Other non-current liabilities	25,320	8,576	34,273	-	68,169
Total liabilities	178,525	27,390	80,076	(635)	285,356
Shareholders' equity	151,982	170,144	67,332	(237,476)	151,982
Total liabilities and shareholders' equity	$330,507	$197,534	$147,408	$(238,111)	$437,338

Index

For the Three months ended December 31, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$45,886	$35,982	$56,635	$(9,807)	$128,696
Cost of products sold	39,543	29,478	39,881	(9,557)	99,345
Gross profit	6,343	6,504	16,754	(250)	29,351
Selling, general and administrative expenses	7,190	6,000	12,609	-	25,799
Restructuring charges	150	-	-	-	150
Amortization of intangibles	29	1	422	-	452
	7,369	6,001	13,031	-	26,401
Income (loss) from operations	(1,026)	503	3,723	(250)	2,950
Interest and debt expense	3,146	61	74	-	3,281
Other (income) and expense, net	156	50	(176)	-	30
Income (loss) before income tax expense	(4,328)	392	3,825	(250)	(361)
Income tax expense (benefit)	38,352	(41)	1,139	(44)	39,406
Equity in income from continuing operations of subsidiaries	2,913	-	-	(2,913)	-
Income (loss) from continuing operations	(39,767)	433	2,686	(3,119)	(39,767)
Income from discontinued operations	128	-	-	-	128
Net income (loss)	$(39,639)	$433	$2,686	$(3,119)	$(39,639)

For the Nine months ended December 31, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$145,257	$107,036	$156,204	$(28,402)	$380,095
Cost of products sold	122,603	87,439	109,748	(28,302)	291,488
Gross profit	22,654	19,597	46,456	(100)	88,607
Selling, general and administrative expenses	23,733	16,685	35,656	-	76,074
Restructuring charges	1,910	-	37	-	1,947
Amortization of intangibles	86	2	1,227	-	1,315
	25,729	16,687	36,920	-	79,336
(Loss) income from operations	(3,075)	2,910	9,536	(100)	9,271
Interest and debt expense	8,861	796	228	-	9,885
Other (income) and expense, net	(1,027)	17	(640)	-	(1,650)
(Loss) income before income tax expense	(10,909)	2,097	9,948	(100)	1,036
Income tax (benefit) expense	36,312	714	2,712	52	39,790
Equity in income from continuing operations of subsidiaries	8,467	-	-	(8,467)	-
Income (loss) from continuing operations	(38,754)	1,383	7,236	(8,619)	(38,754)
Gain from discontinued operations	261	-	-	-	261
Net income (loss)	$(38,493)	$1,383	$7,236	$(8,619)	$(38,493)

Index

For the Nine months ended December 31, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash (used) provided by operating activities	$(14,597)	$2,177	$(4,589)	$-	$(17,009)
Purchase of marketable securities, net	-	-	6,486	-	6,486
Capital expenditures	(5,723)	(1,414)	(1,722)	-	(8,859)
Proceeds from sale of real estate	1,182	-	-	-	1,182
Net cash (used) provided by investing activities from continuing operations	(4,541)	(1,414)	4,764	-	(1,191)
Net cash provided by investing activities from discontinued operations	261	-	-	-	261
Net cash (used) provided by investing activities	(4,280)	(1,414)	4,764	-	(930)

Financing activities:
Proceeds from stock options exercised	-	4	-	-	4
Net payments under revolving line-of-credit agreements	-	(154)	(971)	-	(1,125)

Other	1,112	(778)	-	-	334
Net cash provided (used) by financing activities	1,112	(928)	(971)	-	(787)
Effect of exchange rate changes on cash	-	151	697	-	848
Net change in cash and cash equivalents	(17,765)	(14)	(99)	-	(17,878)
Cash and cash equivalents at beginning of period	33,081	24	30,863	-	63,968
Cash and cash equivalents at end of period	$15,316	$10	$30,764	$-	$46,090

Index

As of March 31, 2010	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$33,081	$24	$30,863	$-	$63,968
Trade accounts receivable	38,316	64	31,838	-	70,218
Inventories	26,023	16,057	39,742	(2,000)	79,822
Prepaid expenses	3,432	874	11,056	652	16,014
Total current assets	100,852	17,019	113,499	(1,348)	230,022
Property, plant, and equipment, net	27,330	11,998	17,778	-	57,106
Goodwill and other intangibles, net	41,013	31,028	52,124	-	124,165
Intercompany	(79,763)	153,190	(76,594)	3,167	-
Other non-current assets	37,319	1,255	31,630	-	70,204
Investment in subsidiaries	248,915	-	-	(248,915)	-
Total assets	$375,666	$214,490	$138,437	$(247,096)	$481,497
Current liabilities	$38,157	$13,176	$37,833	$1,819	$90,985
Long-term debt, less current portion	124,855	2,475	3,491	-	130,821
Other non-current liabilities	25,376	9,083	37,954	-	72,413
Total liabilities	188,388	24,734	79,278	1,819	294,219
Shareholders' equity	187,278	189,756	59,159	(248,915)	187,278
Total liabilities and shareholders' equity	$375,666	$214,490	$138,437	$(247,096)	$481,497

For the Three months ended December 31, 2009			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$48,717	$28,878	$48,800	$(7,424)	$118,971
Cost of products sold	41,231	23,748	34,591	(7,424)	92,146
Gross profit	7,486	5,130	14,209	-	26,825
Selling, general and administrative expenses	10,556	3,176	11,530	-	25,262
Restructuring charges	3,502	-	114	-	3,616
Amortization of intangibles	29	-	461	-	490
	14,087	3,176	12,105	-	29,368
(Loss) income from operations	(6,601)	1,954	2,104	-	(2,543)
Interest and debt expense	2,929	117	211	-	3,257
Other (income) and expense, net	(249)	(1,087)	(1,078)	-	(2,414)
(Loss) income from continuing operations before income tax (benefit) expense and equity in income of subsidiaries	(9,281)	2,924	2,971	-	(3,386)
Income tax (benefit) expense	(1,665)	116	640	-	(909)
Equity in income from continuing operations of subsidiaries	5,139	-	-	(5,139)	-
Income (loss) from continuing operations	(2,477)	2,808	2,331	(5,139)	(2,477)
Income from discontinued operations -	133	-	-	-	133
Net income (loss)	$(2,344)	$2,808	$2,331	$(5,139)	$(2,344)

Index

For the Nine months ended December 31, 2009			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$143,453	$87,692	$141,946	$(19,878)	$353,213
Cost of products sold	118,303	70,933	99,549	(19,878)	268,907
Gross profit	25,150	16,759	42,397	-	84,306
Selling, general and administrative expenses	30,645	9,959	33,932	-	74,536
Restructuring charges	11,597	-	551	-	12,148
Amortization of intangibles	85	2	1,321	-	1,408
	42,327	9,961	35,804	-	88,092
(Loss) income from operations	(17,177)	6,798	6,593	-	(3,786)
Interest and debt expense	8,751	415	835	-	10,001
Other (income) and expense, net	(528)	(1,090)	(2,021)	-	(3,639)
(Loss) income from continuing operations before income tax (benefit) expense and equity in income of subsidiaries	(25,400)	7,473	7,779	-	(10,148)
Income tax (benefit) expense	(6,501)	2,196	1,896	-	(2,409)
Equity in income from continuing operations of subsidiaries	11,160	-	-	(11,160)	-
(Loss) income from continuing operations	(7,739)	5,277	5,883	(11,160)	(7,739)
Gain from discontinued operations	266	-	-	-	266
Net (loss) income	$(7,473)	$5,277	$5,883	$(11,160)	$(7,473)

Index

For the Nine months ended December 31, 2009				Non
	Parent		Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided (used) by operating activities		$18,098	$(1,475)	$11,679	$(11,160)	$17,142

Investing activities:
Sale of marketable securities, net	-	-	-	75	-	75
Capital expenditures	-	(4,229)	(802)	(885)	-	(5,916)
Investment in subsidiaries	-	(11,160)	-	-	11,160	-
Proceeds from sale of assets		-	2,407	973	-	3,380
Net cash (used) provided by investing activities from continuing operations	-	(15,389)	1,605	163	-	(2,461)
Net cash provided by investing activities from discontinued operations	-	266	-	-	-	266
Net cash (used) provided by investing activities	-	(15,123)	1,605	163	-	(2,195)

Proceeds from stock options exercised	-	201	-	-	-	201
Net payments under revolving line-of-credit agreements	-	-	(82)	(4,094)	-	(4,176)
Other	-	89	69	-	-	158
Net cash provided (used) by financing activities	-	290	(13)	(4,094)	-	(3,817)
Effect of exchange rate changes on cash	-	-	(119)	787	-	668
Net change in cash and cash equivalents	-	3,265	(2)	8,535	-	11,798
Cash and cash equivalents at beginning of period	-	24,115	30	15,091	-	39,236
Cash and cash equivalents at end of period		$27,380	$28	$23,626	$-	$51,034

14.	Loss Contingencies

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,300,000 and $17,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from the end of the current fiscal year. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $10,600,000, which has been reflected as a liability in the condensed consolidated financial statements as of December 31, 2010. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $500,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Index

15.	Shareholder Rights Plan

On May 19, 2009 the Company announced that its Board of Directors had adopted a Shareholder Rights Plan, pursuant to which a dividend distribution was declared of one preferred share purchase right to each outstanding common share of the Company. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 20% or more of the Company’s common shares or announces a tender offer for 20% or more of the common shares. Under certain circumstances, each right will entitle shareholders to buy one one-thousandth of a share of the newly created series A junior participating preferred shares of the Company at an exercise price of $80.00 per share.

16.	New Accounting Standards

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption, if any, will be recognized as an adjustment to the Company’s beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on its condensed consolidated financial statements.

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

Over the course of our history, we have resiliently withstood many business cycles and our strong cash flow profile has helped us to grow and expand globally. We currently stand with a strong capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of December 2013, recently issued fixed-rate long-term debt which expires in 2019 and a strong cash flow business profile. We believe our liquidity strength and operational cost management actions have enabled us to withstand the 2008-2010 downturn. During fiscal 2010 we initiated projects to strategically reorganize our North America hoist and rigging operations; those projects were essentially completed during the first quarter of fiscal 2011.  The projects included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space and will generate annual savings estimated at approximately $13,000,000 - $15,000,000. Savings in the quarter were offset by restructuring-related pre-tax costs, primarily at the Company’s forging facility, of $1,300,000, of which $1,150,000 was in cost of goods sold.  The Company expects restructuring-related costs in the next several quarters to be minimal.  On a consolidated basis, restructuring costs included $5,950,000 in the nine months ended December 31, 2010 ($1,947,000 reflected as restructuring charges and $4,003,000 reflected in costs of products sold).

Additionally, our revenue base now is more geographically diverse than in our Company’s history, with over 48% derived outside the U.S., which we believe will help to balance the impact of changes that will occur in different global economies at different times. As in the past, we monitor Industrial Capacity Utilization in developed countries as an indicator of anticipated demand for our product. This U.S. statistic weakened significantly between September 2008 and June 2009, but has since consistently improved for each of the nine months ended December 31, 2010 by a total of over 300 basis points. In addition, we continue to monitor the potential impact of other global and U.S. trends, including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity in a variety of end-user markets around the globe.

Index

We constantly explore ways to improve our operating margins as well as further improve our productivity and competitiveness, regardless of the point in the economic cycle. The integration of our forging operations continues to progress at a slower than expected pace. We have made numerous changes and have invested in equipment and people resources to address the lower than expected performance and are also temporarily outsourcing certain operations to alleviate some of the constraint. Additionally, we have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns, on-time deliveries, reduction of warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our Lean efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity.

We continuously monitor market prices of steel. We purchase approximately $25,000,000 to $35,000,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Some of our steel costs have increased during this quarter primarily with regards to forged bar as the result of higher scrap and alloy surcharges.  Accordingly, we have price increases scheduled during our fiscal 2011 fourth quarter.

We are also looking for opportunities for revenue growth via strategic acquisitions, alliances or joint ventures. The focus of our acquisition strategy centers on opportunities for international market penetration and product line expansion in alignment with our existing core product offering.

We operate in a highly competitive and global business environment, effectively managing through a global economic cycle. We have a variety of opportunities in those markets and geographies, including trends toward increased utilization of the industrial base and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we have weathered this cycle with our strong capital structure, including a solid cash position and flexible cost base, aggressively addressing costs and restructuring to enhance future margin opportunities.

Results of Operations

Three Months and Nine Months Ended December 31, 2010 and December 31, 2009

Net sales in the fiscal 2011 quarter ended December 31, 2010 were $128,696,000, up $9,725,000 or 8.2% from the fiscal 2011 quarter ended December 31, 2009 net sales of $118,971,000. Net sales for the nine months ended December 31, 2010 were $380,095,000, up $26,882,000 or 7.6% from the nine months ended December 31, 2009 net sales of $353,213,000. For the quarterly period, net sales were positively impacted $1,439,000 by price increases and $11,852,000 by increased volume and negatively impacted $3,094,000 by foreign currency translation and $472,000 by the October 2009 American Lifts divestiture. For the nine month period, sales were positively impacted by $2,316,000 of price increases and $35,274,000 by increased sales volume associated with the global economic recovery and negatively impacted by $8,013,000 due to foreign currency translation and $2,695,000 by the American Lifts divestiture.

Gross profit in the fiscal 2011 quarter ended December 31, 2010 was $29,351,000, up $2,526,000 or 9.4% from the fiscal 2010 quarter ended December 31, 2009 gross profit of $26,825,000. Gross profit margin increased to 22.8% in the fiscal 2011 third quarter from 22.5% compared to the same period in fiscal 2010. Gross profit in the nine months ended December 31, 2010 was $88,607,000, up $4,301,000 or 5.1% from the nine months ended December 31, 2009 gross profit of $84,306,000. Gross profit margin decreased to 23.3% in the nine months ended December 31, 2010 from 23.9% in the nine months ended December 31, 2009. The decline in gross profit margin was due mostly to challenges with the integration of our forging facilities as well as resulting delays in the realization of cost savings from that project. The translation of foreign currencies had an $887,000 and $2,520,000 unfavorable impact on gross profit for the quarter and nine month periods, respectively.

Selling expenses were $15,524,000 and $15,791,000 in the fiscal quarters ended December 31, 2010 and December 31, 2009, respectively. Selling expenses for the nine months ended fiscal 2011 and 2010 were $46,219,000 and $47,873,000, respectively. Decreases in the current quarter and the first nine months of the current fiscal year reflect cost reduction initiatives implemented in fiscal 2010. Additionally, foreign currency translation had a $521,000 and $1,129,000 of favorable impact on selling expenses for the three and nine months ended December 31, 2010, respectively.  As a percentage of consolidated net sales, selling expenses were 12.1% and 13.3% for the fiscal year third quarter 2011 and 2010, respectively. As a percentage of consolidated net sales, selling expenses were 12.2% and 13.6% for the nine months ended fiscal year 2011 and 2010, respectively.

Index

General and administrative expenses were $10,275,000, $9,471,000, $29,855,000, and $26,663,000 in the fiscal 2011 and 2010 third quarters and the nine-month periods then ended, respectively. The increase in general and administrative expenses for the quarter and nine month periods ended December 31, 2010 were primarily due to increased investments in our Asian and European management and sales teams partially offset by cost reduction activities. Additionally, foreign currency translation had a $319,000 and 805,000 favorable impact on general and administrative expenses for the three and nine months ended December 31, 2010. As a percentage of consolidated net sales, general and administrative expenses were 8.0%, 8.0%, 7.9% and 7.5% in the fiscal 2011 and 2010 quarters and the nine-month periods, respectively.

Restructuring charges were $150,000, $3,616,000, $1,947,000, and $12,148,000 in the fiscal 2011 and 2010 third quarters and the nine month periods then ended, respectively. These restructuring costs were for termination benefits related to factory consolidation expenses, workforce reductions in our North American sales force reorganization, and salaried workforce reductions.

There were no significant changes in either amortization of intangibles or interest and debt expense for the three and nine months ended December 31, 2010 compared to the three and nine months ended December 31, 2009.  Amortization of intangibles was $452,000, $490,000, $1,315,000, and $1,408,000 in the fiscal 2011 and 2010 third quarters and the nine month periods then ended, respectively. Interest and debt expense was $3,281,000, $3,257,000, $9,885,000, and $10,001,000 in the fiscal 2011 and 2010 third quarters and the nine month periods then ended, respectively.

Investment income did not fluctuate significantly in the periods presented, and was $317,000, $361,000, $1,020,000, and $966,000 in the fiscal 2011 and 2010 third quarters and the nine months then ended, respectively.

Income tax expense (benefit) as a percentage of (loss) income from continuing operations before income tax expense (benefit) was 10,915.8%, (26.8)%, 3,840.7% and (23.7)% in the fiscal 2011 and 2010 third quarters and the nine months ended December 31, 2010 and December 31, 2009, respectively.  The unusual percentages experienced during the quarter and year to date periods ending December 31, 2010 are related to the recording of a deferred tax asset valuation allowance in the amount of $39,700,000.  Additional discussion regarding this can be found in the section below entitled “Deferred Tax Asset Valuation Allowance.” The percentages also vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries, the jurisdictional mix of taxable income forecasted for these subsidiaries, and the impact of U.S. state franchise taxes unrelated to income.

Income from discontinued operations, net of tax, was $128,000, $133,000, $261,000, and $266,000 in the fiscal 2011 and 2010 third quarters and the nine months then ended, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $46,090,000 at December 31, 2010, a decrease of $17,878,000 from the March 31, 2010 balance of $63,968,000.

Net cash used for operating activities from continuing operations was $17,009,000 for the nine months ended December 31, 2010 compared with net cash provided by operating activities from continuing operations of $17,142,000 for the nine months ended December 31, 2009. The net cash used for operating activities from continuing operations for the nine months ended December 31, 2010 was primarily the result of $26,922,000 of cash used for changes in operating assets and liabilities, which was driven by a $18,251,000 increase in inventories, a $5,254,000 decrease in accrued and non-current liabilities, a $2,836,000 increase in prepaid expenses, and a $1,363,000 decrease in accounts payable.  These were partially offset by a $514,000 decrease in accounts receivable. The positive effect on cash from non-cash charges included $39,846,000 for deferred income taxes, which related primarily to the recording of a valuation allowance on our deferred tax assets, $8,257,000 for depreciation and amortization, and $1,347,000 for stock-based compensation.  These were largely offset by a net loss from continuing operations of $38,493,000. Net cash provided by operating activities from continuing operations was $17,142,000 for the nine months ended December 31, 2009. The net cash provided by operating activities from continuing operations for the nine months ended December 31, 2009 was primarily the result of $18,761,000 of cash provided by changes in operating assets and liabilities, which was driven by a $15,672,000 decrease in accounts receivable and a $15,721,000 decrease in inventory.  These were partially offset by a $10,783,000 decrease in accounts payable and a $3,769,000 decrease in accrued and non-current liabilities. The fiscal 2010 changes in accounts receivable, inventory, accounts payable, and accrued and non-current liabilities were primarily the result of the decline in net sales due to the continued weakness in the global economy. The positive effect on cash from non-cash charges of $9,231,000 for depreciation and amortization and $1,527,000 for stock-based compensation were largely offset by a net loss from continuing operations of $7,473,000 and a $4,054,000 non-cash benefit from deferred income taxes.

Index

Net cash used for investing activities from continuing operations was $1,191,000 for the nine months ended December 31, 2010 compared with $2,461,000 for the nine months ended December 31, 2009. The net cash used for investing activities from continuing operations for the nine months ended December 31, 2010 consisted of $8,859,000 for capital expenditures offset by cash provided by investing activities of $6,486,000 for the net sales of marketable securities and $1,182,000 of proceeds from the sale of fixed assets. The net cash used for investing activities from continuing operations for the nine months ended December 31, 2009 consisted of $5,916,000 for capital expenditures and $75,000 for the net purchases of marketable securities partially offset by $3,380,000 of proceeds from the sale of assets.

Net cash used for financing activities from continuing operations was $787,000 for the nine months ended December 31, 2010 compared with $3,817,000 for the nine months ended December 31, 2009. The net cash used for financing activities for the nine months ended December 31, 2010 consisted primarily of $1,125,000 in net repayments under revolving lines of credit and other debt, partially offset by $4,000 of proceeds from stock options exercised and $334,000 from the change in ESOP debt guarantee. The net cash used for financing activities for the nine months ended December 31, 2009 consisted primarily of $4,176,000 of net debt payments, partially offset by $201,000 of proceeds from stock options exercised and $158,000 from the change in ESOP debt guarantee.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan which includes cost management, finalizing the facility consolidations and effective working capital utilization. This is complemented by the fact that while emerging from the last economic recession spanning 2000 - 2004, we generated positive cash flows from operating activities.

We entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000,000 and expires December 31, 2013.  Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $70,573,000, net of outstanding borrowings of $0 and outstanding letters of credit of $14,427,000, as of December 31, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 325 or 225 basis points, respectively, at December 31, 2010. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of December 31, 2010. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 4.0x and 3.75x for the quarters ending December 31, 2010 and March 31, 2011 respectively and 3.50x thereafter, and maximum annual capital expenditures of $18,000,000 excluding capital expenditures required for a global ERP system.

Effective January 25, 2011, the Company began refinancing its 8 7/8% Notes with newly issued 7 7/8% Notes (“7 7/8% Notes”) in the amount of $150,000,000, expiring 2019.  The proceeds of the 7 7/8% Notes are being used to repurchase or redeem all of the outstanding 8 7/8% Notes amounting to $124,855,000 and to fund working capital and other corporate activities.  The offering price of the notes was 98.545% after adjustment for the original issue discount.  Provisions of the 7 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restrictive payments.  Until February 1, 2014, the Company may redeem up to 35% of the outstanding 7 7/8% Notes at a redemption price of 107.875% with the proceeds of equity offerings, subject to certain restrictions.    On or after February 1, 2015, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 100% on February 1, 2017. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 7 7/8% Notes may require us to repurchase all or a portion of such holder’s 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 7 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Index

Our capital lease obligations related to property and equipment leases amounted to $6,190,000 at December 31, 2010. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2010, significant unsecured credit lines totalled approximately $4,214,000, of which $517,000 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote an ergonomically correct work environment. Consolidated capital expenditures for the nine months ended December 31, 2010 and December 31, 2009 were $8,859,000 and $5,916,000, respectively. We expect capital spending for fiscal 2011 to be approximately $13,000,000 to $15,000,000 compared with $7,245,000 in fiscal 2010. Capital expenditures for fiscal 2011 include a $2,800,000 investment in our global enterprise resource planning system initiative as well new product development investments and ongoing maintenance.

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

We test goodwill at the reporting unit level, which is one level below our operating segment level.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit have goodwill totalling $9,800,000 and $95,100,000 at December 31, 2010, respectively.

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

Deferred Tax Asset Valuation Allowance

During the third quarter ended December 31, 2010, the Company recorded a non-cash charge of $39,700,000 included within its provision for income taxes. This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. is necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans and insurance reserves and U.S. net operating loss carryforwards. The U.S. net operating loss carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of profitability for the remainder of fiscal 2011. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

Index

The Company continues to believe that the strategic reorganization of its North American hoist and rigging operations that commenced in fiscal 2010 and which the Company substantially completed in the first quarter of fiscal 2011 will result in an estimated $13,000,000 - $15,000,000 in annual cost savings and such savings are ramping up during fiscal 2011. The recording of this non-cash charge does not impact the Company’s ability to realize the economic benefit of its deferred tax assets and net operating loss carryforwards on future tax returns. In future periods, the allowance could be reduced or reversed based on sufficient objectively verifiable evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America, and the Asia Pacific region. We have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs such as health insurance and pension, as well as energy costs have exceeded general inflation levels. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and our ability to generally pass on rising costs through price increases or surcharges.  In the future, we may be further affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

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

Effects of New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption, if any, will be recognized as an adjustment to the Company’s beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on its condensed consolidated financial statements.

Index

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

Item 4.   Controls and Procedures

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.    Other Information

Item 1.   Legal Proceedings – none.

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2010 other than the following:

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. Based on actuarial information, we expect to incur asbestos liability payments of approximately $500,000 for our fiscal year ended March 31, 2011. We believe that the potential additional costs for claims will not have a material after-tax effect on our financial condition or liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Our self-insurance coverage is effected through our captive insurance subsidiary.  The reserves of our captive insurance subsidiary are subject to periodic adjustments based upon actuarial evaluations, which adjustments impact our overall results of operations.  These periodic adjustments can be favorable or unfavorable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Reserved

Item 5.    Other Information – none.

Index

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 28, 2011	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)