Form 10-Q
period 2011-06-30
COLUMBUS MCKINNON CORP
filed 2011-07-27
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

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

The number of shares of common stock outstanding as of June 30, 2011 was:  19,286,998 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2011

Index

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$77,764	$80,139
Trade accounts receivable	80,982	77,744
Inventories	96,428	90,031
Prepaid expenses and other	14,649	14,294
Total current assets	269,823	262,208
Property, plant, and equipment, net	60,095	59,360
Goodwill	106,625	106,055
Other intangibles, net	18,089	18,089
Marketable securities	25,412	24,592
Deferred taxes on income	1,302	1,217
Other assets	7,041	7,351
Total assets	$488,387	$478,872

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	394	473
Trade accounts payable	38,727	37,174
Accrued liabilities	54,995	56,455
Restructuring reserve	-	47
Current portion of long term debt	1,171	1,116
Total current liabilities	95,287	95,265
Senior debt, less current portion	4,656	4,949
Subordinated debt	147,935	147,867
Other non current liabilities	71,110	68,645
Total liabilities	318,988	316,726
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,286,998 shares issued and outstanding	191	191
Additional paid in capital	186,813	184,884
Retained earnings (accumulated deficit)	1,707	(1,072)
ESOP debt guarantee	(1,298)	(1,407)
Accumulated other comprehensive loss	(18,014)	(20,450)
Total shareholders' equity	169,399	162,146
Total liabilities and shareholders' equity	$488,387	$478,872

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2011	2010
	(In thousands, except per share data)

Net sales	$139,760	$119,087
Cost of products sold	104,118	91,072
Gross profit	35,642	28,015

Selling expenses	16,026	15,215
General and administrative expenses	11,452	9,785
Restructuring charges	430	1,450
Amortization of intangibles	521	429
Operating expenses	28,429	26,879

Income from operations	7,213	1,136
Interest and debt expense	3,504	3,233
Investment income	(262)	(268)
Foreign currency exchange loss (gain)	18	(4)
Other income, net	(181)	(265)
Income (loss) before income tax expense (benefit)	4,134	(1,560)
Income tax expense (benefit)	1,355	(838)
Net income (loss)	2,779	(722)
(Accumulated deficit) retained earnings - beginning of period	(1,072)	34,878
Retained earnings - end of period	$1,707	$34,156

Average basic shares outstanding	19,173	19,013
Average diluted shares outstanding	19,524	19,013

Basic income (loss) per share:
Net income (loss)	$0.14	$(0.04)

Diluted income (loss) per share:
Net income (loss)	$0.14	$(0.04)

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$2,779	$(722)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,974	2,889
Deferred income taxes and related valuation allowance	(47)	(1,158)
Gain on sale of real estate/investments	(106)	(60)
Stock-based compensation	620	438
Amortization of deferred financing costs	95	69
Changes in operating assets and liabilities
Trade accounts receivable	(2,976)	1,131
Inventories	(6,124)	(2,399)
Prepaid expenses	(391)	(1,031)
Other assets	236	104
Trade accounts payable	1,523	4,402
Accrued and non-current liabilities	2,324	(10,736)
Net cash provided by (used for) operating activities	907	(7,073)

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	2,102	495
Purchases of marketable securities	(2,564)	(509)
Capital expenditures	(3,161)	(2,249)
Net cash used for investing activities	(3,623)	(2,263)

FINANCING ACTIVITIES:
Net payments under lines-of-credit	(79)	(169)
Repayment of debt	(238)	(583)
Change in ESOP guarantee	109	112
Net cash used for financing activities	(208)	(640)
Effect of exchange rate changes on cash	549	(878)
Net change in cash and cash equivalents	(2,375)	(10,854)
Cash and cash equivalents at beginning of period	80,139	63,968
Cash and cash equivalents at end of period	$77,764	$53,114

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2011	2010
	(In thousands)

Net income (loss)	$2,779	$(722)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,129	(4,447)
Change in derivatives qualifying as hedges, net of deferred tax expense of $4 and $38	7	70
Adjustments:
Unrealized holding gain (loss) arising during the period, net of deferred tax benefit of $0 and $204*	242	(379)
Reclassification adjustment for gain included in net income (loss), net of deferred tax expense of $31 and $6	58	11
Total Adjustments	300	(368)
Total other comprehensive income (loss)	2,436	(4,745)
Comprehensive income (loss)	$5,215	$(5,467)

* The zero net deferred tax benefit related to unrealized holding gains during the fiscal 2012 first quarter relates to the deferred tax asset valuation allowance.

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2011

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2011, the results of its operations for the three month periods ended June 30, 2011 and June 30, 2010, and cash flows for the three months ended June 30, 2011 and June 30, 2010, have been included. Results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2011.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the quarter ended June 30, 2011, approximately 53% of sales were to customers in the U.S.

2.	Fair Value Measurements

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of June 30, 2011, the Company’s assets and liabilities measured at fair value on recurring bases were as follows (in thousands):

	Fair value measurements at reporting date using
Description	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$25,412	$25,412	$-	$-
Derivative liabilities	(1,523)	-	(1,523)	-

Index

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.” There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended June 30, 2011 with the exception of the one-time termination benefits recorded during the quarter ended June 30, 2011 discussed in Note 11. The fair value of the termination benefits approximate the amount expected to be paid. Substantially all of the amounts are expected to be paid by September 30, 2011.

Fair Values of Defined Benefit Plan Assets

The Company holds fixed income securities within the assets of its defined benefit plans. The fair values of these assets were determined using the fair value hierarchy of inputs described above. These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts. A summary of changes in Level 3 fixed income securities within those defined benefit plans during the three months ended June 30, 2011 is as follows (in thousands):

Three months ended June 30, 2011
Balance at April 1, 2011	$15,872
Return on investment	406
Disbursements	(103)
Balance at June 30, 2011	$16,175

Index

3.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
At cost - FIFO basis:
Raw materials	$49,037	$44,769
Work-in-process	15,996	15,175
Finished goods	49,535	47,329
	114,568	107,273
LIFO cost less than FIFO cost	(18,140)	(17,242)
Net inventories	$96,428	$90,031

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

4.	Marketable Securities

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the three months ended June 30, 2011 or June 30, 2010.

The following is a summary of available-for-sale securities at June 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities	$23,999	$1,437	$24	$25,412

Index

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2011 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,619	$(23)
Securities in a continuous loss position for more than 12 months	85	(1)
	$1,704	$(24)

Net realized gains related to sales of marketable securities were $63,000 and $11,000, in the three-month periods ended June 30, 2011 and June 30, 2010, respectively.

The following is a summary of available-for-sale securities at March 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities	$23,708	$1,064	$180	$24,592

5.	Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at June 30, 2011 and March 31, 2011.

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

No impairment charges related to goodwill or intangible assets were recorded during the three months ended June 30, 2011 or 2010.  However, future impairment indicators, such as declines in forecasted cash flows, may cause the need for interim impairment tests which may result in additional significant impairment charges. Impairment indicators could be based on the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the three months ended June 30, 2011 is as follows (in thousands):

Balance at April 1, 2011	$106,055
Currency translation	570
Balance at June 30, 2011	$106,625

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Index

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2011			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,285	$(947)	$5,338	$6,136	$(841)	$5,295
Customer relationships	15,549	(3,926)	11,623	15,179	(3,485)	11,694
Other	1,399	(271)	1,128	1,339	(239)	1,100
Total	$23,233	$(5,144)	$18,089	$22,654	$(4,565)	$18,089

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2012 through 2016 is expected to be approximately $1,900,000.

6.	Derivative Instruments

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

The Company has foreign currency forward agreements and a cross-currency swap in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $13,132,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,597,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivatives is $11,541,000 and all contracts mature within thirteen months of June 30, 2011.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2011 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$135	Cost of products sold	$68

Index

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange gain	$151

As of June 30, 2011, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of June 30, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$84
Foreign exchange contracts	Accrued Liabilities	$(361)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$41
Foreign exchange contracts	Accrued Liabilities	$(1,287)

7.	Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending December 31, 2013.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $66,221,000 net of outstanding borrowings of $0 and outstanding letters of credit of $18,779,000 as of June 30, 2011.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 225 or 125 basis points, respectively, based on the Company’s leverage ratio at June 30, 2011.  The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of June 30, 2011.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

The Company entered into a third amendment to its Revolving Credit Facility on July 15, 2011 to (i) make reductions in the ‘Applicable Rate’ grid, in recognition of improved market conditions, resulting in lower unused, Libor and Base Rate borrowing and letters of credit fees at various levels in the grid, based on the Total Leverage Ratio (ii) amend the definition of Total Funded Indebtedness to exclude commercial letters of credit. Total funded indebtedness is used in the calculation of the Total Leverage Ratio covenant (iii) allow for letters of credit to be issued for any period up to 5 days prior to the expiry date of the Revolving Credit Facility and a “basket” of $20,000,000 for letters of credit which may expire up to 1 year past the expiry date (iv) permit a general lien “basket” of $2,500,000 (v) extend the expected date for consummation of a pre-approved specific acquisition and divestiture (vi) increase the general Investments “basket” by $5,000,000 to $30,000,000.

Index

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

During the quarter ended June 30, 2011, the Company exchanged $150 million of its outstanding 7 7/8% Notes due 2019 for a like principal amount of its 7 7/8% Notes due 2019, registered under the Securities Act of 1933.  All of the 7.875% Senior Subordinated Notes due 2019 were exchanged in the transaction.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s 7 7/8% Notes, which have a par value of $150,000,000 at June 30, 2011, have an approximate fair value of $154,875,000 based on quoted market prices.

The Company’s Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company’s other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2011, significant unsecured credit lines totalled approximately $9,767,000, of which $387,000 was drawn.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2011 for further information on its debt arrangements.

8.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended

	June 30, 2011	June 30, 2010
Service costs	$846	$986
Interest cost	2,507	2,492
Expected return on plan assets	(2,688)	(2,469)
Net amortization	1,004	912
Curtailment (see below)	1,172	-
Net periodic pension cost	$2,841	$1,921

The Company currently plans to contribute approximately $11,500,000 to its pension plans in fiscal 2012.

Index

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended

	June 30, 2011	June 30, 2010
Service costs	$-	$-
Interest cost	119	128
Amortization of plan net losses	82	86
Net periodic postretirement cost	$201	$214

During the quarter ended June 30, 2011, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  The Company has recorded within cost of products sold a curtailment charge of $1,172,000 resulting from the amendment.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended

	June 30, 2011	June 30, 2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$2,779	$(722)

Denominators:

Weighted-average common stock outstanding – denominator for basic EPS	19,173	19,013

Effect of dilutive employee stock options and other share-based awards	351	-

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,524	19,013

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

During the first three months of fiscal 2012 and 2011, a total of 102,544 and 0 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2011, 25,318 shares of restricted stock vested and were issued.

For the quarter June 30, 2010, 249,000 in options, performance shares and restricted stock were not included in the denominator for diluted EPS because their effects were anti-dilutive.

Index

Refer to the Company’s consolidated financial statements included in its Form 10-K for the year ended March 31, 2011 for further information on its earnings per share and stock plans.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $17,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from the end of the current fiscal year. The Company's estimation of its discounted asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,000,000, which has been reflected as a liability in the condensed consolidated financial statements as of June 30, 2011. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $500,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

11.	Restructuring Charges

Beginning in fiscal 2010, as part of the business reorganization plan, the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $15,000,000. These activities were essentially complete by June 30, 2011.

The following provides a reconciliation of the activity related to restructuring reserves (in thousands):

Reserve at April 1, 2011	$47
Restructuring charges	17
Cash payments	(64)
Reserve at June 30, 2011	$-

During the quarter ended June 30, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in one-time termination benefits recorded as restructuring costs during the quarter ended June 30, 2011.  A restructuring liability in the amount of $181,000 is included within accrued expenses related to the unpaid portion of the expenses at June 30, 2011.

Index

12.	Income Taxes

Income tax expense (benefit)  as a percentage of income (loss) from continuing operations before income tax expense (benefit) was 33% and (54%) in the quarter ended June 30, 2011 and June 30, 2010, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 20% to 25% for fiscal 2012 based on the forecasted jurisdictional mix of taxable income.

The especially favorable rate for the first quarter ended June 30, 2010 of (54%) was primarily due to the recording of a Mexican incentive zone tax benefit.

During 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes.  This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S and three of the Company’s subsidiaries was necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

13.	Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

As of June 30, 2011	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$44,435	$6	$33,323	$-	$77,764
Trade accounts receivable	43,207	54	37,721	-	80,982
Inventories	26,992	20,403	51,033	(2,000)	96,428
Other current assets	6,131	490	7,428	600	14,649
Total current assets	120,765	20,953	129,505	(1,400)	269,823
Property, plant, and equipment, net	31,521	11,713	16,861	-	60,095
Goodwill and other intangibles, net	40,973	31,025	52,716	-	124,714
Intercompany	(35,409)	97,831	(62,102)	(320)	-
Other assets	2,385	4,156	27,214	-	33,755
Investment in subsidiaries	216,399	-	-	(216,399)	-
Total assets	$376,634	$165,678	$164,194	$(218,119)	$488,387

Current liabilities	35,194	16,525	45,288	(1,720)	95,287
Long-term debt, less current portion	147,935	2,169	2,487	-	152,591
Other non-current liabilities	24,106	8,425	38,579	-	71,110
Total liabilities	207,235	27,119	86,354	(1,720)	318,988
Shareholders' equity	169,399	138,559	77,840	(216,399)	169,399
Total liabilities and shareholders' equity	$376,634	$165,678	$164,194	$(218,119)	$488,387

Index

For the Three months ended June 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$48,422	$41,971	$61,337	$(11,970)	$139,760
Cost of products sold	37,388	35,713	42,987	(11,970)	104,118
Gross profit	11,034	6,258	18,350	-	35,642

Selling, general and administrative expenses	7,373	6,400	13,705	-	27,478
Restructuring charges	12	-	418	-	430
Amortization of intangibles	27	-	494	-	521
	7,412	6,400	14,617	-	28,429
Income (loss) from operations	3,622	(142)	3,733	-	7,213
Interest and debt expense	3,080	341	83	-	3,504
Other (income) and expense, net	(152)	7	(280)	-	(425)

Income (loss) before income tax expense and equity in income of subsidiaries	694	(490)	3,930	-	4,134
Income tax expense (benefit)	135	(31)	1,251	-	1,355
Equity in income from continuing operations of subsidiaries	2,220	-	-	(2,220)	-
Net income (loss)	$2,779	$(459)	$2,679	$(2,220)	$2,779

For the Three months ended June 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash (used) provided by operating activities	$849	$(250)	$(299)	$607	$907

Investing activities:
Purchase of marketable securities, net	(229)	-	(233)	-	(462)
Capital expenditures	(2,248)	(301)	(612)	-	(3,161)
Net cash (used) provided by investing activities	(2,477)	(301)	(845)	-	(3,623)

Financing activities:
Net payments under lines-of-credit	-	-	(79)	-	(79)
Other	109	701	(181)	(758)	(129)
Net cash provided (used) by financing activities	109	701	(260)	(758)	(208)

Effect of exchange rate changes on cash	-	(151)	549	151	549
Net change in cash and cash equivalents	(1,519)	(1)	(855)	-	(2,375)
Cash and cash equivalents at beginning of period	45,954	7	34,178	-	80,139

Cash and cash equivalents at end of period	$44,435	$6	$33,323	$-	$77,764

Index

As of March 31, 2011	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$45,954	$7	$34,178	$-	$80,139
Trade accounts receivable	41,395	32	36,317	-	77,744
Inventories	25,937	18,497	47,597	(2,000)	90,031
Prepaid expenses	(4,407)	698	16,404	1,599	14,294
Total current assets	108,879	19,234	134,496	(401)	262,208
Property, plant, and equipment, net	30,451	11,866	17,043	-	59,360
Goodwill and other intangibles, net	40,953	31,025	52,166	-	124,144
Intercompany	(56,929)	130,125	(72,773)	(423)	-
Other non-current assets	4,278	4,152	26,492	-	33,160
Investment in subsidiaries	241,387	-	-	(241,387)	-
Total assets	$369,019	$196,402	$157,424	$243,973	$478,872
	-	-	-	-	-
Current liabilities	$35,792	$15,744	$44,523	$(824)	$95,265
Long-term debt, less current portion	147,867	2,235	2,714	-	152,816
Other non-current liabilities	23,214	8,506	37,678	-	68,645
Total liabilities	206,873	26,515	84,915	(1,577)	316,726
Shareholders' equity	162,146	169,887	72,509	(242,396)	162,146
Total liabilities and shareholders' equity	$369,019	$196,402	$157,424	$(243,973)	$478,872

For the Three months ended June 30, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$47,373	$32,875	$47,834	$(8,995)	$119,087
Cost of products sold	39,833	27,031	33,403	(9,195)	91,072
Gross profit	7,540	5,844	14,431	200	28,015

Selling, general and administrative expenses	10,477	3,078	11,455	-	25,000
Restructuring charges	1,450	-	-	-	1,450
Amortization of intangibles	28	-	401	-	429
	11,955	3,078	11,846	-	26,879
(Loss) income from operations	(4,415)	2,766	2,585	200	1,136
Interest and debt expense	2,800	372	61	-	3,233
Other (income) and expense, net	(473)	(81)	17	-	(537)

(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(6,742)	2,475	2,507	200	(1,560)
Income tax (benefit) expense	(2,478)	1,120	462	58	(838)
Equity in income from continuing operations of subsidiaries	3,542	-	-	3,542	-
Net income (loss)	$(722)	$1,355	$2,045	$3,400	$(722)

Index

For the Three months ended June 30, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash (used for) provided by operating activities	$(7,374)	$926	$(625)	$-	$(7,073)

Investing activities:
Purchase of marketable securities, net	-	-	(14)	-	(14)
Capital expenditures	(732)	(887)	(630)	-	(2,249)
Net cash (used for) provided by investing activities	(732)	(887)	(644)	-	(2,263)

Financing activities:
Net payments under lines-of-credit	-	-	(169)	-	(169)
Other	112	(49)	(534)	-	(471)
Net cash provided by (used for) financing activities	112	(49)	(703)	-	(640)
Effect of exchange rate changes on cash	-	(2)	(876)	-	(878)
Net change in cash and cash equivalents	(7,994)	(12)	(2,848)	-	(10,854)
Cash and cash equivalents at beginning of period	33,081	24	30,863	-	63,968

Cash and cash equivalents at end of period	$25,087	$12	$28,015	$-	$53,114

14.	Effects of New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We are currently evaluating the impact of adopting ASU No. 2011-05 on our financial statements.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 was March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Over the course of our history, we have managed through many business cycles and our strong cash flow profile has helped us grow and expand globally. We stand with a strong capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of December 2013, fixed-rate long-term debt which expires in 2019 and a strong cash flow business profile. During fiscal 2010 we initiated projects to strategically reorganize our North American hoist and rigging operations, which were essentially completed during the first quarter of fiscal 2011. The projects included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space (or approximately 25% of total manufacturing space) and we expect to generate annual savings estimated at approximately $15,000,000.

Additionally our revenue base is now more geographically diverse than at any time in our Company’s history, with approximately 47% derived from customers outside the U.S. in the first quarter of fiscal 2012. We believe this will help balance the impact of changes that will occur in different global economies at different times as well as benefit from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our product. Since their June 2009 trough, these statistics have improved through June 2011.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity of end-user markets around the globe.

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

We continuously monitor market prices of steel. We purchase approximately $30,000,000 to $40,000,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Some of our steel costs have increased during this quarter primarily with regards to forged bar as the result of higher scrap and alloy surcharges.

Index

We are also looking for opportunities for growth via strategic acquisitions or joint ventures. The focus of our acquisition strategy centers on opportunities for non-U.S. market penetration and product line expansion in alignment with our existing core product offering.

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are supported by our strong capital structure, including a solid cash position and flexible cost base, aggressively addressing costs and restructuring to enhance future margin opportunities.

Results of Operations

Three Months Ended June 30, 2011 and June 30, 2010

Net sales in the fiscal 2012 quarter ended June 30, 2011 were $139,760,000, up $20,673,000 or 17.4% from the fiscal 2011 quarter ended June 30, 2010 net sales of $119,087,000. Net sales were positively impacted $11,022,000 by volume and mix of products sold and $2,500,000 by price increases. Foreign currency translation favorably impacted sales by $7,151,000 in the fiscal 2012 quarter ended June 30, 2011.

Gross profit in the fiscal 2012 quarter ended June 30, 2011 was $35,642,000, an increase of $7,627,000 or 27.2% from the fiscal 2011 quarter ended June 30, 2010 gross profit of $28,015,000. Gross profit margin increased to 25.5% in the fiscal 2012 quarter from 23.5% in the fiscal 2011 quarter. The increase in gross profit margin was due mostly to $5,700,000 in increased volume, $1,700,000 less in restructuring related expenses classified in cost of goods sold, and $2,500,000 from additional restructuring benefits offset by a pension plan curtailment charge of $1,172,000, $900,000 in additional costs at our forging facility due to inefficiencies, $1,293,000 additional product liability and workers compensation charges, and $970,000 in other manufacturing variances. The translation of foreign currencies had a $2,062,000 positive impact on gross profit in the fiscal 2012 quarter.

Selling expenses were $16,026,000 and $15,215,000 in the fiscal 2012 and 2011 first quarters, respectively. The increase is consistent with the overall increase in sales volume offset by aggressive efforts to reduce or eliminate costs. Additionally, foreign currency translation had a $1,044,000 negative impact on selling expenses.  As a percentage of consolidated net sales, selling expenses were 11.5% and 12.8% in the fiscal 2012 and 2011 quarters, respectively.

General and administrative expenses were $11,452,000 and $9,785,000 in the fiscal 2012 and 2011 first quarters, respectively. The increase is related to the expansion of the management team in Asia and Latin America, and higher variable compensation, which were somewhat offset by benefits from aggressive cost reduction activities. Additionally, foreign currency translation had a $545,000 negative impact on general and administrative expense. As a percentage of consolidated net sales, general and administrative expenses were 8.2% for both the fiscal 2012 and 2011 first quarters.

Restructuring charges were $430,000 and $1,450,000 in the fiscal 2012 and 2011 first quarters respectively. During the quarter ended June 30, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in restructuring costs recorded as of June 30, 2011. The fiscal 2011 restructuring charges of $1,450,000 primarily related to the consolidation of the Company’s North American Hoist and Rigging operations which were initially started in fiscal 2010 and nearly fully completed by the end of fiscal 2011.

There were no significant changes in amortization of intangibles of $521,000 and $429,000 in the fiscal 2012 and 2011 first quarters, respectively with the increase in 2012 related only to the foreign currency impact.

Interest and debt expense was $3,504,000 in the quarter ended June 30, 2011 compared to $3,233,000 in the quarter ended June 30, 2010.  This reflects the increased interest expense from the Company’s $150,000,000 7 7/8% Notes outstanding at the end of the quarter ended June 30, 2011 compared to the $124,855,000 8 7/8% Notes outstanding at June 30, 2010.

Index

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense (benefit) was 33% and (54%) for the first quarters ended June 30, 2011 and 2010, respectively.  These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 20% to 25% for fiscal 2012 based on the forecasted jurisdictional mix of taxable income.

The especially favorable rate for the first quarter ended June 30, 2010 of (54%) was primarily due to the recording of a Mexican incentive zone tax benefit.

Liquidity and Capital Resources

Cash and cash equivalents totaled $77,764,000 at June 30, 2011, a decrease of $2,375,000 from the March 31, 2011 balance of $80,139,000.

Net cash provided by operating activities was $907,000 for the quarter ended June 30, 2011 compared with cash used by operating activities of $7,073,000 for the quarter ended June 30, 2010. The net cash provided by operating activities for the quarter ended June 30, 2011 was primarily the result of net income of $2,779,000, and non-cash charges for depreciation and amortization of $2,974,000. These were offset by $5,408,000 of cash used by changes in operating assets and liabilities driven primarily by an increase in inventories of $6,124,000 and an increase in accounts receivable of $2,976,000 which were partially offset by a $1,523,000 increase in accounts payable and a $2,324,000 increase in accrued and non-current liabilities. Net cash used by operating activities of $7,073,000 for the quarter ended June 30, 2010 was primarily the result of $8,529,000 of cash used by changes in operating assets and liabilities driven primarily by a $10,736,000 decrease in accrued and non-current liabilities, an increase in inventories of $2,399,000, and an increase in prepaid expenses of $1,031,000. These were partially offset by a $4,402,000 increase in accounts payable and $1,131,000 decrease in accounts receivable. The changes in operating assets and liabilities in fiscal 2012 and fiscal 2011 were primarily due to increases in inventories to align levels with increased order volume and incentive compensation payments made during the first quarter, partially offset by increases in trade accounts payable as a result of increases in inventories and working capital improvement initiatives.

Net cash used by investing activities was $3,623,000 for the quarter ended June 30, 2011 compared with net cash used by investing activities of $2,263,000 for the quarter ended June 30, 2010. The net cash used by investing activities for the quarter ended June 30, 2011 was primarily the result of $3,161,000 for capital expenditures. The net cash used by investing activities for the quarter ended June 30, 2010 was primarily the result of $2,249,000 for capital expenditures.

Net cash used by financing activities was $208,000 for the quarter ended June 30, 2011 compared with net cash used by financing activities of $640,000 for the quarter ended June 30, 2010. The net cash used by financing activities for the quarter ended June 30, 2011 consisted primarily of $79,000 of net payments under lines of credit and $238,000 in repayments of debt partially offset by a $109,000 change in the ESOP guarantee. The net cash used by financing activities for the quarter ended June 30, 2010 consisted primarily of $169,000 of net payments under revolving lines of credit and $583,000 in repayments of debt partially offset by a $112,000 change in the ESOP guarantee.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes.

We entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and expires December 31, 2013.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $66,221,000, net of outstanding borrowings of $0 and outstanding letters of credit of $18,779,000 as of June 30, 2011.  The outstanding letters of credit at June 30, 2011 consisted of $9,440,000 in documentary letters of credit (including a significant letter of credit related to a large customer order, amounting  to $6,794,000 which will mature in April 2012) and $9,339,000 of standby letters of credit.

Index

Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 225 or 125 basis points, respectively, at June 30, 2011. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of June 30, 2011. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000 excluding capital expenditures for a global ERP system.

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

During the quarter ended June 30, 2011, the Company exchanged its $150,000,000 outstanding 7 7/8% Notes for a like principal amount of 7 7/8% notes registered under the Securities Act of 1933.  All of the 7 7/8 % Notes were exchanged in the transaction.

Our capital lease obligations related to property and equipment leases amounted to $5,827,000 at June 30, 2011. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2011, significant unsecured credit lines totaled approximately $9,767,000 of which $387,000 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2011 and June 30, 2010 were $3,161,000 and $2,249,000, respectively. We expect capital spending for fiscal 2012 to be approximately $13,000,000 to $15,000,000 compared with $12,543,000 in fiscal 2011.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S.  economies including those of Europe, Canada, Mexico, South America, and Asia Pacific. We have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs such as health insurance and pension, as well as energy costs have exceeded general inflation levels. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through price increases or surcharges.  In the future, we may be further affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

Index

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit have goodwill totalling $9,936,000 and $96,689,000 at June 30, 2011, respectively.

We currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However if the projected long-term revenue growth rates, profit margins, or terminal rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

Deferred Tax Asset Valuation Allowance

During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes. This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans and insurance reserves and U.S. net operating loss carryforwards. The U.S. net operating loss carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of future profitability. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

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

Index

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

Effects of New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We are currently evaluating the impact of adopting ASU No. 2011-05 on our financial statements.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 was March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2011.

Item 4.	Controls and Procedures

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Reserved

Item 5.	Other Information – none.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL, as follows:

(i)	Condensed Consolidated Balance Sheets June 30, 2011 and March 31, 2011;

(ii)	Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the three months ended June 30, 2011 and 2010;

(iii)	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010;

(iv)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2011 and 2010; and

(v)	Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 27, 2011	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)