Form 10-Q
period 2011-09-30
COLUMBUS MCKINNON CORP
filed 2011-10-28
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from________to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  :   ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

The number of shares of common stock outstanding as of October 25, 2011 was: 19,407,649 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2011

		Page #
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed consolidated balance sheets – September 30, 2011 and March 31, 2011	3

	Condensed consolidated statements of operations and retained earnings (accumulated deficit) - Three and six months ended September 30, 2011 and September 30, 2010	4

	Condensed consolidated statements of cash flows - Six months ended September 30, 2011 and September 30, 2010	5

	Condensed consolidated statements of comprehensive income (loss) - Three and six months ended September 30, 2011 and September 30, 2010	6

	Notes to condensed consolidated financial statements – September 30, 2011	7

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II. Other Information

Item 1.	Legal Proceedings – none.	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.	34

Item 3.	Defaults upon Senior Securities – none.	34

Item 4.	Reserved.	34

Item 5.	Other Information – none.	34

Item 6.	Exhibits	34

Index

Part I.     Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011

	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$78,746	$80,139
Trade accounts receivable	80,561	77,744
Inventories	95,315	90,031
Prepaid expenses and other	12,892	14,294
Total current assets	267,514	262,208
Property, plant, and equipment, net	60,844	59,360
Goodwill	104,953	106,055
Other intangibles, net	16,269	18,089
Marketable securities	23,990	24,592
Deferred taxes on income	1,060	1,217
Other assets	7,113	7,351
Total assets	$481,743	$478,872

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	271	473
Trade accounts payable	37,544	37,174
Accrued liabilities	50,776	56,502
Current portion of long-term debt	1,231	1,116
Total current liabilities	89,822	95,265
Senior debt, less current portion	4,200	4,949
Subordinated debt	148,004	147,867
Other non-current liabilities	69,552	68,645
Total liabilities	311,578	316,726
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,407,649 and 19,171,428 shares issued and outstanding	193	191
Additional paid in capital	187,894	184,884
Retained earnings (accumulated deficit)	8,383	(1,072)
ESOP debt guarantee	(1,190)	(1,407)
Accumulated other comprehensive loss	(25,115)	(20,450)
Total shareholders' equity	170,165	162,146
Total liabilities and shareholders' equity	$481,743	$478,872

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(ACCUMULATED DEFICIT)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net sales	$149,863	$132,312	$289,623	$251,399
Cost of products sold	110,632	101,071	214,750	192,143
Gross profit	39,231	31,241	74,873	59,256

Selling expenses	15,509	15,480	31,535	30,695
General and administrative expenses	10,899	9,795	22,351	19,580
Restructuring charges	-	347	430	1,797
Amortization of intangibles	509	434	1,030	863
Operating expenses	26,917	26,056	55,346	52,935

Income from operations	12,314	5,185	19,527	6,321
Interest and debt expense	3,557	3,371	7,061	6,604
Investment income	(287)	(435)	(549)	(703)
Foreign currency exchange loss (gain)	200	(334)	218	(338)
Other income, net	(300)	(374)	(481)	(639)
Income before income tax expense	9,144	2,957	13,278	1,397
Income tax expense	2,877	1,222	4,232	384
Income from continuing operations	6,267	1,735	9,046	1,013
Income from discontinued operations - net of tax	409	133	409	133
Net income	6,676	1,868	9,455	1,146
Retained earnings (accumulated deficit) - beginning of period	1,707	34,156	(1,072)	34,878
Retained earnings - end of period	$8,383	$36,024	$8,383	$36,024

Average basic shares outstanding	19,274	19,052	19,224	19,034
Average diluted shares outstanding	19,471	19,232	19,511	19,235

Basic income per share:
Income from continuing operations	$0.33	$0.09	$0.47	$0.05
Income from discontinued operations	0.02	0.01	0.02	0.01
Net income	$0.35	$0.10	$0.49	$0.06

Diluted income per share:
Income from continuing operations	$0.32	$0.09	$0.46	$0.05
Income from discontinued operations	0.02	0.01	0.02	0.01
Net income	$0.34	$0.10	$0.48	$0.06

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,	September 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income	$9,455	$1,146
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(409)	(133)
Depreciation and amortization	5,711	5,656
Deferred income taxes and related valuation allowance	261	(330)
Gain on sale of real estate/investments	(223)	(851)
Stock-based compensation	1,447	898
Amortization of deferred financing costs	192	139
Changes in operating assets and liabilities:
Trade accounts receivable	(3,421)	(5,636)
Inventories	(6,037)	(14,868)
Prepaid expenses and other	1,288	(3,611)
Other assets	143	151
Trade accounts payable	481	12,881
Accrued and non-current liabilities	(4,470)	(3,293)
Net cash provided by (used for) operating activities	4,418	(7,851)

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	3,978	6,136
Purchases of marketable securities	(3,538)	(1,013)
Capital expenditures	(7,225)	(4,566)
Proceeds from sale of businesses or assets	-	1,182
Net cash (used for) provided by investing activities from continuing operations	(6,785)	1,739
Net cash provided by investing activities from discontinued operations	409	133
Net cash (used for) provided by investing activities	(6,376)	1,872

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,733	-
Net payments under lines-of-credit	(202)	(199)
Repayment of debt	(459)	(465)
Change in ESOP guarantee	217	224
Net cash provided by (used for) financing activities	1,289	(440)
Effect of exchange rate changes on cash	(724)	272
Net change in cash and cash equivalents	(1,393)	(6,147)
Cash and cash equivalents at beginning of period	80,139	63,968
Cash and cash equivalents at end of period	$78,746	$57,821
Supplementary cash flow data:
Interest paid	$6,785	$6,459
Income taxes paid, net of refunds	$3,946	$2,277

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$6,676	$1,868	$9,455	$1,146
Foreign currency translation adjustments	(6,579)	5,762	(4,450)	1,315
Change in derivatives qualifying as hedges, net of deferred tax expense of $35, $99, $39, and $137	65	184	72	254
Unrealized holding gain (loss) arising during the period, net of deferred taxes of $0, $738, $0, and $534*	(655)	1,123	(412)	744
Reclassification adjustment for gain included in net income, net of deferred tax expense of $0, $107, $0, and $113*	68	198	125	209
Total Adjustments	(587)	1,321	(287)	953
Total other comprehensive (loss) income	(7,101)	7,267	(4,665)	2,522
Comprehensive (loss) income	$(425)	$9,135	$4,790	$3,668

* The zero net deferred tax benefit during the three and six months ended September 30, 2011 relates to the deferred tax asset valuation allowance.

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2011

1.           Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2011, the results of its operations for the three and six month periods ended September 30, 2011 and September 30, 2010, and cash flows for the six months ended September 30, 2011 and September 30, 2010, have been included. Results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year numbers have been reclassified to conform to current year reporting presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2011.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and six months ended September 30, 2011, approximately 53% of sales were to customers in the U.S.

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of September 30, 2011, the Company’s assets and liabilities measured at fair value on recurring bases were as follows (in thousands):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities):
Marketable securities	$23,990	$23,990	$-	$-
Derivative assets	120	-	120	-

Index

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.” There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended September 30, 2011 with the exception of the one-time termination benefits recorded during the six month period ended September 30, 2011 discussed in Note 11. The fair value of the termination benefits approximate the amount expected to be paid. Substantially all of the amounts are expected to be paid by December 31, 2011.

Fair Values of Defined Benefit Plan Assets

The Company holds fixed income securities within the assets of its defined benefit plans. The fair values of these assets were determined using the fair value hierarchy of inputs described above. These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts. A summary of changes in Level 3 fixed income securities within those defined benefit plans during the three and six months ended September 30, 2011 is as follows (in thousands):

Three months ended September 30, 2011
Balance at July 1, 2011	$16,175
Return on investment	210
Disbursements	(105)
Balance at September 30, 2011	$16,280

Six Month Period Ended September 30, 2011
Balance at April 1, 2011	$15,872
Return on investment	616
Disbursements	(208)
Balance at September 30, 2011	$16,280

Index

3.           Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
At cost - FIFO basis:
Raw materials	$50,415	$44,769
Work-in-process	14,334	15,175
Finished goods	48,844	47,329
	113,593	107,273
LIFO cost less than FIFO cost	(18,278)	(17,242)
Net inventories	$95,315	$90,031

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

4.           Marketable Securities

All of the Company’s marketable securities, which consist of equity securities and fixed income securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations and retained earnings.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the six months ended September 30, 2011 or September 30, 2010.

The following is a summary of available-for-sale securities at September 30, 2011 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

Marketable securities	$23,097	$1,235	$342	$23,990

Index

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2011 are as follows (in thousands):

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$2,416	$(339)
Securities in a continuous loss position for more than 12 months	292	(3)
	$2,708	$(342)

Net realized gains related to sales of marketable securities were $58,000 and $198,000 for the three month periods ended September 30, 2011 and 2010, respectively and $121,000 and $209,000 for the six month periods then ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Marketable securities	$23,708	$1,064	$180	$24,592

5.           Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using two valuation techniques: an income approach and a market approach.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at September 30, 2011 and March 31, 2011.

In accordance with ASC Topic 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using both the income approach and market approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon the Company’s historical experience, current market trends and future expectations. The market approach involves the determination of implied EBITDA multiples selected from an analysis of peer companies considered to be market participants and the application of those multiples to each reporting units’ historical and forecasted earnings.

No impairment charges related to goodwill or intangible assets were recorded during the six months ended September 30, 2011 or 2010.  However, future impairment indicators, such as declines in forecasted cash flows, may cause the need for interim impairment tests which may result in additional significant impairment charges. Impairment indicators could be the result of a significant decline in the Company’s stock price, significant adverse changes in forecasted cash flows, declines in control premiums or other variables.

A summary of changes in goodwill during the six months ended September 30, 2011 is as follows (in thousands):

Balance at April 1, 2011	$106,055
Currency translation	(1,102)
Balance at September 30, 2011	$104,953

Index

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2011			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,804	$(954)	$4,850	$6,136	$(841)	$5,295
Customer relationships	14,357	(3,955)	10,402	15,179	(3,485)	11,694
Other	1,316	(299)	1,017	1,339	(239)	1,100
Total	$21,477	$(5,208)	$16,269	$22,654	$(4,565)	$18,089

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2012 through 2016 is expected to be approximately $1,900,000.

6.           Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange loss (gain) in the Company’s consolidated statement of operations. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company’s consolidated statements of operations.

The Company has foreign currency forward agreements and a cross-currency swap in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $11,970,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,733,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in foreign currencies. The notional amount of those derivatives is $9,656,000 and all contracts mature within thirty-three months of September 30, 2011.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with four different counterparties as of September 30, 2011.

Index

The following is the pre-tax effect of derivative instruments on the condensed consolidated statement of operations for the six months ended September 30, 2011 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$135	Cost of products sold	$63

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives

Foreign exchange contracts	Foreign currency exchange gain	$988

As of September 30, 2011, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of September 30, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$380
Foreign exchange contracts	Accrued Liabilities	$(1)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$85
Foreign exchange contracts	Accrued Liabilities	$(344)

7.           Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending December 31, 2013.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $68,695,000 net of outstanding borrowings of $0 and outstanding letters of credit of $16,305,000 as of September 30, 2011.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 225 or 125 basis points, respectively, based on the Company’s leverage ratio at September 30, 2011.  The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of September 30, 2011.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

Index

The Company entered into a third amendment to its Revolving Credit Facility on July 15, 2011 to (i) make reductions in the ‘Applicable Rate’ grid, in recognition of improved market conditions, resulting in lower unused, Libor and Base Rate borrowing and letters of credit fees at various levels in the grid, based on the Total Leverage Ratio (ii) amend the definition of Total Funded Indebtedness to exclude commercial letters of credit. Total funded indebtedness is used in the calculation of the Total Leverage Ratio covenant (iii) allow for letters of credit to be issued for any period up to 5 days prior to the expiry date of the Revolving Credit Facility and a “basket” of $20,000,000 for letters of credit which may expire up to 1 year past the expiry date (iv) permit a general lien “basket” of $2,500,000 (v) extend the expected date for consummation of a pre-approved specific acquisition and divestiture, and (vi) increase the general Investments “basket” by $5,000,000 to $30,000,000.

On January 25, 2011, the Company issued $150,000,000 principal amount of 7 7/8% Senior Subordinated Notes due 2019 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (Unregistered       7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

Provisions of the Unregistered 7 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until February 1, 2014, the Company may redeem up to 35% of the outstanding Unregistered 7 7/8% Notes at a redemption price of 107.875% with the proceeds of equity offerings, subject to certain restrictions. On or after February 1, 2015, the Unregistered 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 101.969% and 100% on February 1, 2016 and February 1, 2017, respectively and are due February 1, 2019. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the Unregistered 7 7/8% Notes may require the Company to repurchase all or a portion of such holder’s Unregistered 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The Unregistered 7 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

During the six months ended September 30, 2011, the Company exchanged $150,000,000 of its outstanding Unregistered 7 7/8% Notes due 2019 for a like principal amount of its 7 7/8% Notes due 2019, registered under the Securities Act of 1933, as amended (7 7/8% Notes).  All of the Unregistered 7 7/8% Senior Subordinated Notes due 2019 were exchanged in the transaction.  The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s 7 7/8% Notes, which have a par value of $150,000,000 at September 30, 2011, have an approximate fair value of $145,500,000 based on quoted market prices.

The Company’s Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company’s other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2011, significant unsecured credit lines totalled approximately $8,974,000, of which $271,000 was drawn.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2011 for further information on its debt arrangements.

Index

8.           Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Service costs	$845	$985	$1,691	$1,971
Interest cost	2,507	2,492	5,014	4,984
Expected return on plan assets	(2,688)	(2,469)	(5,376)	(4,938)
Net amortization	1,004	912	2,008	1,824
Curtailment (see below)	-	-	1,172	-
Net periodic pension cost	$1,668	$1,920	$4,509	$3,841

During the quarter ended June 30, 2011, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  Within its cost of products sold for the six months ended September 30, 2011, the Company recorded a curtailment charge of $1,172,000 resulting from the amendment.

The Company currently plans to contribute approximately $11,500,000 to its pension plans in fiscal 2012.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plan (in thousands):

	Three months ended		Six months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service costs	$-	$-	$-	$-
Interest cost	120	127	239	255
Amortization of plan net losses	82	86	164	172
Net periodic postretirement cost	$202	$213	$403	$427

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

Index

9.           Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended		Six months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator for basic and diluted earnings per share:
Net income	$6,676	$1,868	$9,455	$1,146

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,274	19,052	19,224	19,034
Effect of dilutive employee stock options and other share-based awards	197	180	287	201
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	$19,471	$19,232	$19,511	$19,235

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

During the first six months of fiscal 2012 and 2011, a total of 162,144 and 4,125 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the six months ended September 30, 2011 and 2010, 56,277 and 17,664 shares, respectively, of restricted stock vested and were issued. During the fiscal year ended March 31, 2011, 25,873 shares of restricted stock vested and were issued.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $17,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from the end of the current fiscal year. The Company's estimation of its discounted asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,000,000, which has been reflected as a liability in the condensed consolidated financial statements as of September 30, 2011. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Index

11.           Restructuring Charges

During the six months ended September 30, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in one-time termination benefits recorded as restructuring costs during the six months ended September 30, 2011.  A restructuring liability in the amount of $86,600 is included within accrued liabilities related to the unpaid portion of the expenses at September 30, 2011.  The liability is expected to be fully paid by the end of the fiscal year.

12.           Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 31% and 41% for the three month periods ended September 30, 2011 and 2010, respectively and 32% and 27% for the six month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  During the quarter ended September 30, 2011, the Company received notice of a tax assessment related to a prior period for one of its foreign subsidiaries.  Income tax expense for the three and six month periods ended September 30, 2011 includes approximately $900,000 in past due taxes, interest, and penalties related to the assessment. The effective tax rate for the six months ended September 30, 2010 was favorably impacted by the recording of a Mexican manufacturing zone tax benefit.

We estimate that the effective tax rate including discrete items related to continuing operations will be approximately 25% to 30% for fiscal 2012 based on the forecasted jurisdictional mix of taxable income.

During the third and fourth quarters of fiscal 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes.  This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. and at three of the Company’s foreign subsidiaries was necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

Index

13.           Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

			Non
As of September 30, 2011	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$47,904	$6	$30,836	$-	$78,746
Trade accounts receivable	43,516	30	37,015	-	80,561
Inventories	26,017	20,025	52,041	(2,768)	95,315
Other current assets	6,103	439	5,801	549	12,892
Total current assets	123,540	20,500	125,693	(2,219)	267,514
Property, plant, and equipment, net	33,768	11,423	15,653	-	60,844
Goodwill and other intangibles, net	40,937	31,025	49,260	-	121,222
Intercompany	(31,067)	93,014	(61,154)	(793)	-
Other non-current assets	2,246	4,156	25,761	-	32,163
Investment in subsidiaries	206,678	-	-	(206,678)	-
Total assets	$376,102	$160,118	$155,213	$(209,690)	$481,743

Current liabilities	33,497	17,456	41,881	(3,012)	89,822
Long-term debt, less current portion	148,004	2,102	2,098	-	152,204
Other non-current liabilities	24,436	8,456	36,660	-	69,552
Total liabilities	205,937	28,014	80,639	(3,012)	311,578
Shareholders' equity	170,165	132,104	74,574	(206,678)	170,165
Total liabilities and shareholders' equity	$376,102	$160,118	$155,213	$(209,690)	$481,743

Index

For the Three months ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$55,119	$44,889	$65,034	$(15,179)	$149,863
Cost of products sold	40,415	39,705	45,691	(15,179)	110,632
Gross profit	14,704	5,184	19,343	-	39,231
Selling, general and administrative expenses	9,420	3,352	13,636	-	26,408
Restructuring charges	-	-	-	-	-
Amortization of intangibles	27	-	482	-	509
	9,447	3,352	14,118	-	26,917
Income from operations	5,257	1,832	5,225	-	12,314
Interest and debt expense	3,398	65	94	-	3,557
Other (income) and expense, net	(254)	11	(144)	-	(387)
Income before income tax expense and equity in income of subsidiaries	2,113	1,756	5,275	-	9,144
Income tax expense	1,229	200	1,448	-	2,877
Equity in income from continuing operations of subsidiaries	5,383	-	-	(5,383)	-
Income (loss) from continuing operations	6,267	1,556	3,827	(5,383)	6,267
Income from discontinued operations	409	-	-	-	409
Net income (loss)	$6,676	$1,556	$3,827	$(5,383)	$6,676

For the Six months ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$103,541	$86,860	$126,371	$(27,149)	$289,623
Cost of products sold	77,803	75,418	88,678	(27,149)	214,750
Gross profit	25,738	11,442	37,693	-	74,873
Selling, general and administrative expenses	16,793	9,752	27,341	-	53,886
Restructuring charges	12	-	418	-	430
Amortization of intangibles	54	-	976	-	1,030
	16,859	9,752	28,735	-	55,346
Income from operations	8,879	1,690	8,958	-	19,527
Interest and debt expense	6,478	406	177	-	7,061
Other (income) and expense, net	(406)	18	(424)	-	(812)
Income before income tax expense and equity in income of subsidiaries	2,807	1,266	9,205	-	13,278
Income tax expense	1,364	169	2,699	-	4,232
Equity in income from continuing operations of subsidiaries	7,603	-	-	(7,603)	-
Income (loss) from continuing operations	9,046	1,097	6,506	(7,603)	9,046
Income from discontinued operations	409	-	-	-	409
Net income (loss)	$9,455	$1,097	$6,506	$(7,603)	$9,455

Index

For the Six months ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by (used for) operating activities	$5,597	$569	$(1,748)	$-	$4,418

Investing activities:
Purchase of marketable securities, net	-	-	440	-	440
Capital expenditures	(6,006)	(454)	(765)	-	(7,225)
Net cash used for investing activities from continuing operations	(6,006)	(454)	(325)	-	(6,785)
Net cash provided by investing activities from discontinued operations	409	-	-	-	409
Net cash used for investing activities	(5,597)	(454)	(325)	-	(6,376)

Financing activities:
Proceeds from stock options exercised	1,733	-	-	-	1,733
Net payments under lines-of-credit	-	-	(202)	-	(202)
Other	217	(116)	(343)	-	(242)
Net cash provided by (used for) financing activities	1,950	(116)	(545)	-	1,289
Effect of exchange rate changes on cash	-	-	(724)	-	(724)
Net change in cash and cash equivalents	1,950	(1)	(3,342)	-	(1,393)
Cash and cash equivalents at beginning of period	45,954	7	34,178	-	80,139
Cash and cash equivalents at end of period	$47,904	$6	$30,836	$-	$78,746

Index

			Non
As of March 31, 2011	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$45,954	$7	$34,178	$-	$80,139
Trade accounts receivable	41,395	32	36,317	-	77,744
Inventories	25,937	18,497	47,597	(2,000)	90,031
Other current assets	(4,407)	698	16,404	1,599	14,294
Total current assets	108,879	19,234	134,496	(401)	262,208
Property, plant, and equipment, net	30,451	11,866	17,043	-	59,360
Goodwill and other intangibles, net	40,953	31,025	52,166	-	124,144
Intercompany	(56,929)	130,125	(72,773)	(423)	-
Other non-current assets	4,278	4,152	26,492	(1,762)	33,160
Investment in subsidiaries	241,387	-	-	(241,387)	-
Total assets	$369,019	$196,402	$157,424	$(243,973)	$478,872

Current liabilities	$35,792	$15,774	$44,523	$(824)	$95,265
Long-term debt, less current portion	147,867	2,235	2,714	-	152,816
Other non-current liabilities	23,214	8,506	37,678	(753)	68,645
Total liabilities	206,873	26,515	84,915	(1,577)	316,726
Shareholders' equity	162,146	169,887	72,509	(242,396)	162,146
Total liabilities and shareholders' equity	$369,019	$196,402	$157,424	$(243,973)	$478,872

Index

For the Three months ended September 30, 2010				Non
	Parent		Guarantors	Guarantors	Eliminations	Consolidated
Net sales		$51,998	$38,179	$51,735	$(9,600)	$132,312
Cost of products sold		43,227	30,930	36,464	(9,550)	101,071
Gross profit		8,771	7,249	15,271	(50)	31,241
Selling, general and administrative expenses		6,066	7,607	11,602	-	25,275
Restructuring charges		310	-	37	-	347
Amortization of intangibles		29	1	404	-	434
		6,405	7,608	12,043	-	26,056
Income (loss) from operations		2,366	(359)	3,228	(50)	5,185
Interest and debt expense		2,915	363	93	-	3,371
Other (income) and expense, net		(710)	48	(481)	-	(1,143)
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries		161	(770)	3,616	(50)	2,957
Income tax expense (benefit)		438	(365)	1,111	38	1,222
Equity in income from continuing operations of subsidiaries		2,012	-	-	(2,012)	-
Income (loss) from continuing operations		1,735	(405)	2,505	(2,100)	1,735
Income from discontinued operations	-	133	-	-	-	133
Net income (loss)		$1,868	$(405)	$2,505	$(2,100)	$1,868

Index

For the Six months ended September 30, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$99,371	$71,054	$99,569	$(18,595)	$251,399
Cost of products sold	83,060	57,961	69,867	(18,745)	192,143
Gross profit	16,311	13,093	29,702	150	59,256
Selling, general and administrative expenses	16,543	10,685	23,047	-	50,275
Restructuring charges	1,760	-	37	-	1,797
Amortization of intangibles	57	1	805	-	863
	18,360	10,686	23,889	-	52,935
Income (loss) from operations	(2,049)	2,407	5,813	150	6,321
Interest and debt expense	5,715	735	154	-	6,604
Other (income) and expense, net	(1,183)	(33)	(464)	-	(1,680)
Income (loss) from continuing operations before income tax (benefit) expense and equity in income of subsidiaries	(6,581)	1,705	6,123	150	1,397
Income tax expense (benefit)	(2,040)	755	1,573	96	384
Equity in income from continuing operations of subsidiaries	5,554	-	-	(5,554)	-
Income (loss) from continuing operations	1,013	950	4,550	(5,500)	1,013
Income from discontinued operations	133	-	-	-	133
Net income (loss)	$1,146	$950	$4,550	$(5,500)	$1,146

Index

For the Six months ended September 30, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by (used for) operating activities	$(5,048)	$1,409	$(4,212)	$-	$(7,851)

Investing activities:
Purchase of marketable securities, net	746	-	4,377	-	5,123
Capital expenditures	(2,272)	(1,322)	(972)	-	(4,566)
Proceeds from sale of assets	1,182	-	-	-	1,182

Net cash (used for) provided by investing activities from continuing operations	(344)	(1,322)	3,405	-	1,739
Net cash provided by investing activities from discontinued operations	133	-	-	-	133
Net cash provided by (used for) investing activities	(211)	(1,322)	3,405	-	1,872

Financing activities:
Net payments under lines-of-credit	-	-	(199)	-	(199)
Other	224	(102)	(363)	-	(241)
Net cash provided by (used for) financing activities	224	(102)	(562)	-	(440)
Effect of exchange rate changes on cash	-	-	272	-	272
Net change in cash and cash equivalents	(5,035)	(15)	(1,097)	-	(6,147)
Cash and cash equivalents at beginning of period	33,081	24	30,863	-	63,968
Cash and cash equivalents at end of period	$28,046	$9	$29,766	$-	$57,821

14.            Effects of New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would not be necessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

Index

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

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
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading worldwide designer, manufacturer and marketer of material handling products, systems and services which efficiently and safely move, lift, position and secure material. Key products include hoists, actuators, cranes and lifting and rigging tools. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how.

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

Additionally our revenue base is now more geographically diverse than at any time in our Company’s history, with approximately 47% derived from customers outside the U.S. for the six months ended September 30, 2011. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our product. Since their June 2009 trough, these statistics have improved through September 2011.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity of end-user markets around the globe.

From a strategic perspective, we are investing in global markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including energy, construction, entertainment, mining and food processing.

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

We continuously monitor market prices of steel. We purchase approximately $30,000,000 to $40,000,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Some of our steel costs have increased during this quarter as the result of higher scrap and alloy surcharges.

Index

We are also looking for opportunities for growth via strategic acquisitions or joint ventures. The focus of our acquisition strategy centers on opportunities for non-U.S. market penetration and product line expansion in alignment with our existing core product offering.

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are supported by our strong capital structure, including a solid cash position and flexible cost base. We are also aggressively addressing costs and restructuring opportunities to enhance future margin opportunities.

Results of Operations

Three Months and Six Months Ended September 30, 2011 and September 30, 2010

Net sales in the fiscal 2012 quarter ended September 30, 2011 were $149,863,000, up $17,551,000 or 13.3% from the fiscal 2011 quarter ended September 30, 2010 net sales of $132,312,000. Net sales for the six month period ended September 30, 2011 were $289,623,000, up $38,224,000 or 15.2% from the six months ended September 30, 2010 net sales of $251,399,000. For the three month period ended September 30, 2011, net sales was positively impacted $8,924,000 by volume and mix of products sold, $3,262,000 by price increases, and $5,365,000 by foreign currency translation.  For the six month period ended September 30, 2011 net sales was positively impacted $19,947,000 by volume and mix of products sold, $5,762,000 by price increases, and $12,515,000 by foreign currency translation.

Gross profit in the fiscal 2012 quarter ended September 30, 2011 was $39,231,000, up $7,990,000 or 25.6% from the fiscal 2011 quarter ended September 30, 2010 gross profit of $31,241,000. Gross profit margin increased to 26.2% in the fiscal 2012 quarter from 23.6% in the fiscal 2011 quarter. Gross profit in the six month period ended September 30, 2011 was $74,873,000, up $15,617,000 or 26.4% from the six month period ended September 30, 2010 gross profit of $59,256,000. Gross profit margin for the six month period ending September 30, 2011 increased from 23.6% to 25.9%. For the quarter ended September 30, 2011, the increase in gross profit margin was due to $3,496,000 in increased volume, $1,815,000 less in product liability costs, a decrease in restructuring related costs included in cost of goods sold of $1,306,000, and favorable other manufacturing variances of $161,000 offset by $402,000 in additional costs at our forging facility due to inefficiencies.  For the six months ended September 30, 2011, the increase in gross profit margin was due to $9,196,000 in increased volume, $3,006,000 in less restructuring related expenses included within cost of goods sold, $1,122,000 from lower product liability expenses, and favorable other manufacturing variances of $1,091,000 offset by $1,302,000 in additional costs at our forging facility due to inefficiencies, and a pension plan curtailment charge of $1,172,000. The translation of foreign currencies had a $1,614,000 and $3,676,000 positive impact on gross profit for the three months and six months ended September 30, 2011 respectively.

Selling expenses were $15,509,000 and $15,480,000 in the three month periods ended September 30, 2011 and 2010, respectively. Selling expenses were $31,535,000 and $30,695,000 for the six months ended September 30, 2011 and September 30, 2010, respectively.  The increases are primarily related to foreign currency translation which had a $713,000 and $1,588,000 unfavorable impact on selling expenses for the three and six month periods ended September 30, 2011, respectively.  This is offset by continuing efforts by the Company to reduce or eliminate costs.  As a percentage of consolidated net sales, selling expenses were 10.3% and 11.7% for the three months ended September 30, 2011 and 2010, respectively and 10.9% and 12.2% for the six month periods then ended, respectively.

General and administrative expenses were $10,899,000 and $9,795,000 in the three month periods ended September 30, 2011 and 2010, respectively and $22,351,000 and $19,580,000 in the six month periods then ended, respectively. The increases are related to the expansion of the management team in Asia and Latin America, and higher variable compensation, which were somewhat offset by benefits from aggressive cost reduction activities. Additionally, foreign currency translation had a $398,000 and $935,000 unfavorable impact on general and administrative expense for the three and six month periods ended September 30, 2011. As a percentage of consolidated net sales, general and administrative expenses were 7.3% and 7.4% for the three month periods ended September 30, 2011 and 2010, respectively and 7.7% and 7.8% for the six month periods then ended, respectively.

Index

Restructuring charges were $0 and $347,000 for the three months ended September 30, 2011 and 2010, respectively and $430,000 and $1,797,000 for the six month periods then ended, respectively. During the six month period ended September 30, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in restructuring costs recorded during the six month period ended September 30, 2011. The fiscal 2011 restructuring charges primarily related to the consolidation of the Company’s North American Hoist and Rigging operations which were initially started in fiscal 2010 and largely completed by the end of fiscal 2011. Offsetting restructuring charges for the three and six month periods ended September 30, 2010 was a gain on the sale of one of our closed facilities in the amount of approximately $500,000.

There were no significant changes in amortization of intangibles for the three and six months ended September 30, 2011 compared to the three and six months ended September 30, 2010 other than the impacts of foreign currency translation.  Amortization of intangibles was $509,000 and $434,000 for the three months ended September 30, 2011 and 2010, respectively and $1,030,000 and $863,000 for the six month periods then ended, respectively.

Interest and debt expense was $3,557,000 and $3,371,000 for the three months ended September 30, 2011 and 2010, respectively and $7,061,000 and $6,604,000 for the six month periods then ended, respectively.  The increases in interest expense in the periods ended September 30, 2011 as compared to the periods ended September 30, 2010 relate to the Company’s $150,000,000 7 7/8 Notes outstanding as of September 30, 2011, compared to the $124,855,000 8 7/8 Notes outstanding as of September 30, 2010.

Income tax expense as a percentage of income from continuing operations before income tax expense was 31% and 41% for the three month periods ended September 30, 2011 and 2010, respectively and 32% and 27% for the six-month periods then ended, respectively.  Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. During the quarter ended September 30, 2011, the Company received notice of a tax assessment related to a prior period for one of its foreign subsidiaries.  Income tax expense for the three and six month periods ended September 30, 2011 includes approximately $900,000 in past due taxes, interest, and penalties related to the assessment. The effective tax rate for the six months ended September 30, 2010 was favorably impacted by the recording of a Mexican manufacturing zone tax benefit.

We estimate that the effective tax rate including discrete items related to continuing operations will be approximately 25% to 30% for fiscal 2012 based on the forecasted jurisdictional mix of taxable income.

Income from discontinued operations, net of tax, was $409,000 and $133,000 for both the three and six month periods ended September 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $78,746,000 at September 30, 2011, a decrease of $1,393,000 from the March 31, 2011 balance of $80,139,000.

Net cash provided for operating activities was $4,418,000 for the six months ended September 30, 2011 compared with cash used for operating activities of $7,851,000 for the six months ended September 30, 2010. The net cash provided by operating activities for the six months ended September 30, 2011 was primarily the result of net income from continuing operations of $9,046,000, non-cash charges for depreciation and amortization of $5,711,000, and non-cash charges for stock-based compensation of $1,447,000, offset by $12,016,000 of cash used for changes in operating assets and liabilities, driven by a $6,037,000 increase in inventories, a $3,421,000 increase in accounts receivable and a $4,470,000 decrease in accrued and non-current liabilities partially offset by a $1,288,000 decrease in prepaid expenses, $481,000 increase in accounts payable and $143,000 decrease in other assets.

The net cash used for operating activities for the six months ended September 30, 2010 was primarily the result of net income from continuing operations of $1,013,000, non-cash charges for depreciation and amortization of $5,656,000, and non-cash charges for stock-based compensation of $898,000, offset by a $330,000 negative cash impact from deferred income taxes and $14,376,000 of cash used by changes in operating assets and liabilities driven by a $14,868,000 increase in inventories, a $5,636,000 increase in accounts receivable, a $3,611,000 increase in prepaid expenses, and a $3,293,000 decrease in accrued expenses and other non-current liabilities partially offset by a $12,881,000 increase in accounts payable and a $151,000 decrease in other assets.

Index

The changes in operating assets and liabilities in fiscal 2012 and fiscal 2011 were primarily due to increases in inventories to align levels with increased order volume partially offset by increases in trade accounts payable as a result of increases in inventories.

Net cash used by investing activities was $6,376,000 for the six months ended September 30, 2011 compared with cash provided by investing activities of $1,872,000 for the six months ended September 30, 2010. The net cash used by investing activities for the six months ended September 30, 2011 was primarily the result of $7,225,000 in capital expenditures partially offset by $440,000 in net proceeds from the sales of marketable equity securities in the period. The net cash provided by investing activities for the six months ended September 30, 2010 was primarily the result of $5,123,000 in net proceeds from the sales of marketable equity securities and a gain from the sale of fixed assets of $1,182,000 partially offset by capital expenditures of $4,566,000 for the period.

Net cash provided by financing activities was $1,289,000 for the six months ended September 30, 2011 compared with net cash used for financing activities of $440,000 for the six months ended September 30, 2010. The net cash provided by financing activities for the six months ended September 30, 2011 consisted of $1,733,000 of proceeds from exercises of stock options and a $217,000 change in the ESOP guarantee, offset by $202,000 of net payments under revolving lines of credit and $459,000 in repayments of debt. The net cash used for financing activities for the six months ended September 30, 2010 consisted primarily of $199,0000 of net payments under revolving lines of credit, $465,000 in repayments of debt partially offset by $224,000 change in the ESOP guarantee.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes.  As of September 30, 2011, $30,562,000 of cash and cash equivalents were held by foreign subsidiaries.

We entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and expires December 31, 2013.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $68,695,000, net of outstanding borrowings of $0 and outstanding letters of credit of $16,305,000 as of September 30, 2011.  The outstanding letters of credit at September 30, 2011 consisted of $6,322,000 in documentary letters of credit (including a significant letter of credit related to a large customer order, amounting to $2,788,000 which will mature in April 2012) and $9,983,000 of standby letters of credit.

Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 225 or 125 basis points, respectively, at September 30, 2011. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of September 30, 2011. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000 excluding capital expenditures for a global ERP system.

During the fourth quarter of fiscal year 2011, the Company refinanced its 8 7/8% Notes through the issuance of $150,000,000 principal amount of  7 7/8% Senior Subordinated Notes due 2019 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (“Unregistered 7 7/8% Notes”).  The proceeds from the sale of the Unregistered 7 7/8% Notes were used to repurchase or redeem all of the outstanding 8 7/8% Notes amounting to $124,855,000 and to fund working capital and other corporate activities.  The offering price of the Unregistered 7 7/8% Notes was 98.545% after adjustment for the original issue discount.  Provisions of the Unregistered 7 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restrictive payments.  Until February 1, 2014, the Company may redeem up to 35% of the outstanding Unregistered 7 7/8% Notes at a redemption price of 107.875% with the proceeds of equity offerings, subject to certain restrictions.    On or after February 1, 2015, the Unregistered 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 100% on February 1, 2017. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the Unregistered 7 7/8% Notes may require us to repurchase all or a portion of such holder’s Unregistered 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The Unregistered 7 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Index

During the six months ended September 30, 2011, the Company exchanged its $150,000,000 outstanding Unregistered 7 7/8% Notes for a like principal amount of 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (“7 7/8% Notes”).  All of the Unregistered 7 7/8% Notes were exchanged in the transaction.  The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

Our capital lease obligations related to property and equipment leases amounted to $5,431,000 at September 30, 2011. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2011, significant unsecured credit lines totaled approximately $8,974,000 of which $271,000 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2011 and September 30, 2010 were $7,225,000 and $4,566,000, respectively. We expect capital spending for fiscal 2012 to be approximately $13,000,000 to $15,000,000 compared with $12,543,000 in fiscal 2011.

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

Critical Accounting Policies

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit have goodwill totalling $9,826,000 and $95,127,000 at September 30, 2011, respectively.

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

Deferred Tax Asset Valuation Allowance

During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes. This charge primarily relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary. The deferred tax assets in the U.S. relate principally to liabilities related to employee benefit plans and insurance reserves and U.S. net operating loss carryforwards. The U.S. net operating loss carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of future profitability. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

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

Effects of New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would not be necessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Reserved

Item 5.	Other Information – none.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended September 30, 2011, formatted in XBRL, as follows:

(i)	Condensed Consolidated Balance Sheets September 30, 2011 and March 31, 2011;

(ii)	Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the three and six months ended September 30, 2011 and 2010;

(iii)	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010;

(iv)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2011 and 2010; and

(v)	Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 28, 2011	/s/ Gregory P. Rustowicz
Gregory P. Rustowicz
Vice President and Chief Financial Officer
(Principal Financial Officer)