Form 10-Q
period 2011-12-31
COLUMBUS MCKINNON CORP
filed 2012-01-27
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2011

or

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

The number of shares of common stock outstanding as of January 24, 2012 was:  19,393,932 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2011

		Page #
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed consolidated balance sheets – December 31, 2011 and March 31, 2011	3

	Condensed consolidated statements of operations and retained earnings (accumulated deficit) - Three and nine months ended December 31, 2011 and December 31, 2010	4

	Condensed consolidated statements of cash flows - Nine months ended December 31, 2011 and December 31, 2010	5

	Condensed consolidated statements of comprehensive income (loss) - Three and nine months ended December 31, 2011 and December 31, 2010	6

	Notes to condensed consolidated financial statements – December 31, 2011	7

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II. Other Information

Item 1.	Legal Proceedings – none.	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.	34

Item 3.	Defaults upon Senior Securities – none.	34

Item 4.	Reserved.	34

Item 5.	Other Information – none.	34

Item 6.	Exhibits	35

Index

Part I.     Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011

	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$82,033	$80,139
Trade accounts receivable, net	79,377	77,744
Inventories, net	104,288	90,031
Prepaid expenses and other	11,563	14,294
Total current assets	277,261	262,208
Property, plant, and equipment, net	61,228	59,360
Goodwill	105,812	106,055
Other intangibles, net	15,332	18,089
Marketable securities	23,860	24,592
Deferred taxes on income	1,207	1,217
Other assets	6,879	7,351
Total assets	$491,579	$478,872

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	235	473
Trade accounts payable	38,028	37,174
Accrued liabilities	56,436	56,502
Current portion of long-term debt	1,396	1,116
Total current liabilities	96,095	95,265
Senior debt, less current portion	3,992	4,949
Subordinated debt	148,072	147,867
Other non-current liabilities	67,313	68,645
Total liabilities	315,472	316,726
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized;19,393,932 and 19,171,428 shares issued and outstanding	193	191
Additional paid in capital	188,205	184,884
Retained earnings (accumulated deficit)	16,898	(1,072)
ESOP debt guarantee	(1,083)	(1,407)
Accumulated other comprehensive loss	(28,106)	(20,450)
Total shareholders' equity	176,107	162,146
Total liabilities and shareholders' equity	$491,579	$478,872

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net sales	$142,750	$128,696	$432,373	$380,095
Cost of products sold	104,147	99,345	318,897	291,488
Gross profit	38,603	29,351	113,476	88,607

Selling expenses	15,980	15,524	47,515	46,219
General and administrative expenses	11,605	10,275	33,956	29,855
Restructuring (gain) charges, net	(1,467)	150	(1,037)	1,947
Amortization of intangibles	485	452	1,515	1,315
Operating expenses	26,603	26,401	81,949	79,336

Income from operations	12,000	2,950	31,527	9,271
Interest and debt expense	3,590	3,281	10,651	9,885
Investment income	(275)	(317)	(824)	(1,020)
Foreign currency exchange (gain) loss	(97)	641	121	303
Other income, net	(1,399)	(294)	(1,880)	(933)
Income (loss) before income tax expense	10,181	(361)	23,459	1,036
Income tax expense	1,666	39,406	5,898	39,790
Income (loss) from continuing operations	8,515	(39,767)	17,561	(38,754)
Income from discontinued operations - net of tax	-	128	409	261
Net income (loss)	8,515	(39,639)	17,970	(38,493)
Retained earnings (accumulated deficit) - beginning of period	8,383	36,024	(1,072)	34,878
Retained earnings (accumulated deficit) - end of period	$16,898	$(3,615)	$16,898	$(3,615)

Average basic shares outstanding	19,313	19,082	19,256	19,050
Average diluted shares outstanding	19,488	19,082	19,526	19,050

Basic income (loss) per share:
Income (loss) from continuing operations	$0.44	$(2.09)	$0.91	$(2.03)
Income from discontinued operations	-	0.01	0.02	0.01
Net income (loss)	$0.44	$(2.08)	$0.93	$(2.02)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.44	$(2.09)	$0.90	$(2.03)
Income from discontinued operations	-	0.01	0.02	0.01
Net income (loss)	$0.44	$(2.08)	$0.92	$(2.02)

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,	December 31,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$17,970	$(38,493)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Income from discontinued operations	(409)	(261)
Depreciation and amortization	8,609	8,257
Deferred income taxes and related valuation allowance	378	39,846
Gain on sale of real estate/investments	(1,909)	(991)
Gain on re-measurement of investment	(850)	-
Stock-based compensation	2,246	1,347
Amortization of deferred financing costs	289	208
Changes in operating assets and liabilities net of effects of the business acquired:
Trade accounts receivable	(775)	514
Inventories	(14,011)	(18,251)
Prepaid expenses and other	2,440	(2,836)
Other assets	332	268
Trade accounts payable	927	(1,363)
Accrued and non-current liabilities	(1,774)	(5,254)
Net cash provided by (used for) operating activities	13,463	(17,009)

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	5,747	8,316
Purchases of marketable securities	(4,503)	(1,830)
Capital expenditures	(10,464)	(8,859)
Purchase of businesses, net of cash acquired	(3,356)	-
Proceeds from sale of businesses or assets	1,971	1,182
Net cash used for investing activities from continuing operations	(10,605)	(1,191)
Net cash provided by investing activities from discontinued operations	409	261
Net cash used for investing activities	(10,196)	(930)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,733	4
Net payments under lines-of-credit	(238)	(290)
Repayment of debt	(488)	(835)
Change in ESOP guarantee	324	334
Net cash provided by (used for) financing activities	1,331	(787)
Effect of exchange rate changes on cash	(2,704)	848
Net change in cash and cash equivalents	1,894	(17,878)
Cash and cash equivalents at beginning of period	80,139	63,968
Cash and cash equivalents at end of period	82,033	46,090
Supplementary cash flow data:
Interest paid	$10,202	$11,831
Income taxes paid, net of refunds	$5,272	$3,278

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(In thousands)

Net income (loss)	$8,515	$(39,639)	$17,970	$(38,493)
Foreign currency translation adjustments	(3,597)	(193)	(8,047)	1,122
Change in derivatives qualifying as hedges, net of deferred tax (benefit) expense of $(3), $17, $(3), and $154	(36)	32	36	286
Unrealized holding gain (loss) on marketable securities arising during the period, net of deferred taxes of $0 for all periods*	610	(331)	198	413
Reclassification adjustment on marketable securities for gain included in net income, net of deferred tax expense of $0 for all periods*	32	90	157	299
Total Adjustments	642	(241)	355	712
Total other comprehensive (loss) income	(2,991)	(402)	(7,656)	2,120
Comprehensive income (loss)	$5,524	$(40,041)	$10,314	$(36,373)

* The zero net deferred tax benefit during the three and nine months ended December 31, 2011 is due to the U.S. deferred tax asset valuation allowance.

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2011

1.           Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2011, the results of its operations for the three and nine month periods ended December 31, 2011 and December 31, 2010, and cash flows for the nine months ended December 31, 2011 and December 31, 2010, have been included. Results for the period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain prior year numbers have been reclassified to conform to current year reporting presentations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2011.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine months ended December 31, 2011, approximately 52% and 53% of sales were to customers in the U.S., respectively.

2.           Acquisitions

On December 13, 2011, the Company acquired 80% of the outstanding common shares of Yale Lifting Solutions (Pty) LTD (“YLS PTY”) located in Magaliesburg, South Africa, a privately owned company with annual sales of less than $10,000,000. The Company now owns 100% of YLS PTY. YLS PTY has been representing the Company’s Yale brand of products as a distributor to the South African mining industry for over 14 years. The Company had previously owned 20% of the outstanding common shares of YLS PTY which the Company accounted for as a cost method investment as it did not exercise significant influence over YLS PTY’s operating or financial policies. The carrying amount of the cost method investment prior to the acquisition of the remaining 80% interest was under $1,000.  The results of YLS PTY are included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of YLS PTY is not considered significant to the Company’s consolidated financial position and results of operations.

This transaction was accounted for as a step acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations.” The aggregate purchase consideration for the remaining 80% ownership of Yale Lifting Solutions (Pty) LTD was $3,356,000. The acquisition date fair value of the Company’s 20% interest in YLS PTY was $850,000 and resulted in an $850,000 gain. The acquisition was funded with existing cash. The purchase price and fair value of the previously held 20% ownership interest has been preliminarily assigned to the assets acquired and liabilities assumed based upon their carrying values as of the date of acquisition and the excess consideration of $2,669,000 was recorded as goodwill.  Final calculations of the fair values are expected to be completed during the fourth quarter of fiscal 2012. Goodwill recorded in connection with the acquisition will not be deductible for tax purposes. The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$1,399
Property, plant and equipment	236
Other long term liabilities, net	(98)
Goodwill	2,669
Total	$4,206

Index

3.           Fair Value Measurements

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

ASC Topic 820-10-35-37, as amended, establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of December 31, 2011, the Company’s assets and liabilities measured at fair value on recurring bases were as follows (in thousands):

		Fair value measurements at reporting date using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$23,860	$23,860	$-	$-
Derivative assets	25	-	25	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.”  During the nine months ended December 31, 2011 assets measured at fair value on a nonrecurring basis include the Company’s 20% ownership interest in YLS PTY.  The fair value was determined by virtue of the amount paid by the Company to acquire the other 80% interest on December 13, 2011, and is considered a level 3 input.

Index

Fair Values of Defined Benefit Plan Assets

The Company holds a variety of equity and fixed income securities within the assets of its defined benefit plans. The fair values of these assets were determined using the fair value hierarchy of inputs described above. These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts. A summary of changes in Level 3 fixed income securities within those defined benefit plans during the three and nine months ended December 31, 2011 is as follows (in thousands):

Three months ended December 31, 2011
Balance at October 1, 2011	$16,280
Return on investment	214
Disbursements	(114)
Balance at December 31, 2011	$16,380

Nine Month Period Ended December 31, 2011
Balance at April 1, 2011	$15,872
Return on investment	830
Disbursements	(322)
Balance at December 31, 2011	$16,380

Index

4.           Inventories

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
At cost - FIFO basis:
Raw materials	$51,563	$44,769
Work-in-process	16,209	15,175
Finished goods	56,238	47,329
	124,010	107,273
LIFO cost less than FIFO cost	(19,722)	(17,242)
Net inventories	$104,288	$90,031

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than nine months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the nine months ended December 31, 2011 or December 31, 2010.

The following is a summary of available-for-sale securities at December 31, 2011 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Marketable securities	$22,308	$1,728	$176	$23,860

Index

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2011 are as follows (in thousands):

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$2,335	$176
Securities in a continuous loss position for more than 12 months	-	-
	$2,335	$176

Net realized gains related to sales of marketable securities were $31,000 and $90,000 for the three month periods ended December 31, 2011 and 2010, respectively and $152,000 and $298,000 for the nine month periods then ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$23,708	$1,064	$180	$24,592

6.           Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using two valuation techniques: an income approach and a market approach.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at December 31, 2011 and March 31, 2011.

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

No impairment charges related to goodwill or intangible assets were recorded during the nine months ended December 31, 2011 or 2010.  However, future impairment indicators, such as declines in forecasted cash flows, may cause the need for interim impairment tests which may result in significant impairment charges. Impairment indicators could be the result of a significant decline in the Company’s stock price, significant adverse changes in forecasted cash flows, declines in control premiums or other variables.

Index

A summary of changes in goodwill during the nine months ended December 31, 2011 is as follows (in thousands):

Balance at April 1, 2011	$106,055
Acquisition of YLS PTY (See Note 2)	2,669
Currency translation	(2,912)
Balance at December 31, 2011	$105,812

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2011			March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,616	$(1,000)	$4,616	$6,136	$(841)	$5,295
Customer relationships	13,893	(4,146)	9,747	15,179	(3,485)	11,694
Other	1,302	(333)	969	1,339	(239)	1,100
Total	$20,811	$(5,479)	$15,332	$22,654	$(4,565)	$18,089

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

The Company has foreign currency forward agreements and a cross-currency swap in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $12,317,000 as of December 31, 2011 and all contracts mature by September 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,613,000 as of December 31, 2011 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in foreign currencies. The notional amount of those derivatives is $9,213,000 as of December 31, 2011 and all contracts mature within thirty-three months of December 31, 2011.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with four different counterparties as of December 31, 2011.

Index

The following is the effect of derivative instruments on the condensed consolidated statement of operations for the nine months ended December 31, 2011 (in thousands):

Derivatives Designated as Cash Flow Hedges	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$171	Cost of products sold	$138

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange gain	$987

As of December 31, 2011, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$147
Foreign exchange contracts	Accrued Liabilities	$(66)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$33
Foreign exchange contracts	Accrued Liabilities	$(89)

8.           Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending December 31, 2013.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $69,543,000 net of outstanding borrowings of $0 and outstanding letters of credit of $15,457,000 as of December 31, 2011.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 175 or 75 basis points, respectively, based on the Company’s leverage ratio at December 31, 2011.  The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of December 31, 2011.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

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

During the nine months ended December 31, 2011, the Company exchanged $150,000,000 of its outstanding Unregistered 7 7/8% Notes due 2019 for a like principal amount of its 7 7/8% Notes due 2019, registered under the Securities Act of 1933, as amended (7 7/8% Notes).  All of the Unregistered 7 7/8% Senior Subordinated Notes due 2019 were exchanged in the transaction.  The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s 7 7/8% Notes, which have a par value of $150,000,000 at December 31, 2011, have an approximate fair value of $154,875,000 based on quoted market prices.

The Company’s Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company’s other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2011, significant unsecured credit lines totalled approximately $9,022,000 of which $235,000 was drawn.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2011 for further information on its debt arrangements.

Index

9.           Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Service costs	$846	$986	$2,537	$2,957
Interest cost	2,507	2,492	7,521	7,476
Expected return on plan assets	(2,689)	(2,470)	(8,065)	(7,408)
Net amortization	1,004	912	3,012	2,736
Curtailment (see below)	-	-	1,172	-
Net periodic pension cost	$1,668	$1,920	$6,177	$5,761

During the quarter ended June 30, 2011, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  Within cost of products sold for the nine months ended December 31, 2011, the Company recorded a curtailment charge of $1,172,000 resulting from the amendment.

The Company currently plans to contribute approximately $6,900,000 to its pension plans in fiscal 2012.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plan (in thousands):

	Three months ended		Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Service costs	$-	$-	$-	$-
Interest cost	120	128	359	383
Amortization of plan net losses	82	86	246	258
Net periodic postretirement cost	$202	$214	$605	$641

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

Index

10.         Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$8,515	$(39,639)	$17,970	$(38,493)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,313	19,082	19,256	19,050
Effect of dilutive employee stock options and other share-based awards	175	-	270	-
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,488	19,082	19,526	19,050

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

During the first nine months of fiscal 2012 and 2011, a total of 165,544 and 4,125 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the nine months ended December 31, 2011 and 2010, 57,081 and 0 shares, respectively, of restricted stock vested and were issued. During the fiscal year ended March 31, 2011, 25,873 shares of restricted stock vested and were issued.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $18,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from the end of the current fiscal year. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $12,000,000, which has been reflected as a liability in the condensed consolidated financial statements as of December 31, 2011. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Index

12.         Restructuring Charges

During the nine months ended December 31, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in one-time termination benefits recorded as restructuring costs during the nine months ended December 31, 2011.  These restructuring charges were fully paid by December 31, 2011.

During the three and nine months period ended December 31, 2011 and 2010 the Company recognized a gain of $1,467,000 and $500,000 respectively on the sales of previously closed manufacturing facilities.  The gain was recorded as a credit to restructuring expense in both periods.

13.         Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 16.4% and (10,915.8)% for the three month periods ended December 31, 2011 and 2010, respectively and 25.1% and 3,840.7% for the nine month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  The unusual income tax percentage in fiscal year 2011 is due to the recording of a deferred tax asset valuation allowance described in the paragraph below. During the nine month period ended December 31, 2011, the Company received notice of a tax assessment related to a prior period for one of its foreign subsidiaries.  Income tax expense for the nine month period ended December 31, 2011 includes approximately $900,000 in past due taxes, interest, and penalties related to the assessment.

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

We estimate that the effective tax rate including discrete items related to continuing operations will be approximately 20% to 25% for fiscal 2012 based on the forecasted jurisdictional mix of taxable income.

Index

14.         Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

The Company has reclassified certain balances in its March 31 2011 summary financial information to reflect the liquidation of a subsidiary effective as of that date.  The reclassifications have no impact on the Company’s consolidated financial statements.

			Non
As of December 31, 2011	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$49,882	$2,070	$30,081	$-	$82,033
Trade accounts receivable	40,773	3,233	35,371	-	79,377
Inventories	32,144	17,139	57,358	(2,353)	104,288
Other current assets	5,700	441	4,935	487	11,563
Total current assets	128,499	22,883	127,745	(1,866)	277,261
Property, plant, and equipment, net	34,815	11,257	15,156	-	61,228
Goodwill and other intangibles, net	40,924	31,025	49,195	-	121,144
Intercompany	(25,102)	88,387	(63,170)	(115)	-
Other non-current assets	2,339	4,156	25,451	-	31,946
Investment in subsidiaries	206,820	-	-	(206,820)	-
Total assets	$388,295	$157,708	$154,377	$(208,801)	$491,579

Current liabilities	40,328	15,894	41,854	(1,981)	96,095
Long-term debt, less current portion	148,072	2,033	1,959	-	152,064
Other non-current liabilities	23,788	8,445	35,080	-	67,313
Total liabilities	212,188	26,372	78,893	(1,981)	315,472
Shareholders' equity	176,107	131,336	75,484	(206,820)	176,107
Total liabilities and shareholders' equity	$388,295	$157,708	$154,377	$(208,801)	$491,579

Index

For the Three months ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$55,631	$34,900	$65,124	$(12,905)	$142,750
Cost of products sold	40,354	30,007	46,691	(12,905)	104,147
Gross profit	15,277	4,893	18,433	-	38,603
Selling, general and administrative expenses	9,357	5,004	13,224	-	27,585
Restructuring charges	(1,467)	-	-	-	(1,467)
Amortization of intangibles	28	-	457	-	485
	7,918	5,004	13,681	-	26,603
Income (loss) from operations	7,359	(111)	4,752	-	12,000
Interest and debt expense	2,862	642	86	-	3,590
Other (income) and expense, net	(180)	15	(1,606)	-	(1,771)
Income (loss) before income tax (benefit) expense and equity in income of subsidiaries	4,677	(768)	6,272	-	10,181
Income tax (benefit) expense	(807)	-	2,473	-	1,666
Equity in income from continuing operations of subsidiaries	3,031	-	-	(3,031)	-
Income (loss) from continuing operations	8,515	(768)	3,799	(3,031)	8,515
Income from discontinued operations	-	-	-	-	-
Net income (loss)	$8,515	$(768)	$3,799	$(3,031)	$8,515

For the Nine months ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$159,172	$121,760	$191,495	$(40,054)	$432,373
Cost of products sold	118,157	105,425	135,369	(40,054)	318,897
Gross profit	41,015	16,335	56,126	-	113,476
Selling, general and administrative expenses	26,150	14,756	40,565	-	81,471
Restructuring charges	(1,455)	-	418	-	(1,037)
Amortization of intangibles	82	-	1,433	-	1,515
	24,777	14,756	42,416	-	81,949
Income from operations	16,238	1,579	13,710	-	31,527
Interest and debt expense	9,340	1,048	263	-	10,651
Other (income) and expense, net	(586)	33	(2,030)	-	(2,583)
Income before income tax expense and equity in income of subsidiaries	7,484	498	15,477	-	23,459
Income tax expense	557	169	5,172	-	5,898
Equity in income from continuing operations of subsidiaries	10,634	-	-	(10,634)	-
Income (loss) from continuing operations	17,561	329	10,305	(10,634)	17,561
Income from discontinued operations	409	-	-	-	409
Net income (loss)	$17,970	$329	$10,305	$(10,634)	$17,970

Index

For the Nine months ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$8,044	$2,942	$2,477	$-	$13,463

Investing activities:
Purchase of marketable securities, net	-	-	1,244	-	1,244
Capital expenditures	(8,553)	(702)	(1,209)	-	(10,464)
Proceeds from sale of real estate, net	1,971	-	-	-	1,971
Purchase of business, net of cash acquired	-	-	(3,356)	-	(3,356)
Net cash used for investing activities from continuing operations	(6,582)	(702)	(3,321)	-	(10,605)

Net cash provided by investing activities from discontinued operations	409	-	-	-	409
Net cash used for investing activities	(6,173)	(702)	(3,321)	-	(10,196)

Financing activities:
Proceeds from stock options exercised	1,733	-	-	-	1,733

Net payments under lines-of-credit	-	-	(238)	-	(238)
Other	324	(177)	(311)	-	(164)
Net cash provided by (used for) financing activities	2,057	(177)	(549)	-	1,331
Effect of exchange rate changes on cash	-	-	(2,704)	-	(2,704)
Net change in cash and cash equivalents	3,928	2,063	(4,097)	-	1,894
Cash and cash equivalents at beginning of period	45,954	7	34,178	-	80,139
Cash and cash equivalents at end of period	$49,882	$2,070	$30,081	$-	$82,033

Index

			Non
As of March 31, 2011	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$45,954	$7	$34,178	$-	$80,139
Trade accounts receivable	41,395	32	36,317	-	77,744
Inventories	25,937	18,497	47,597	(2,000)	90,031
Other current assets	(4,407)	698	16,404	1,599	14,294
Total current assets	108,879	19,234	134,496	(401)	262,208
Property, plant, and equipment, net	30,451	11,866	17,043	-	59,360
Goodwill and other intangibles, net	40,953	31,025	52,166	-	124,144
Intercompany	(19,058)	91,245	(72,773)	586	-
Other non-current assets	4,278	4,152	26,492	(1,762)	33,160
Investment in subsidiaries	203,516	-	-	(203,516)	-
Total assets	$369,019	$157,522	$157,424	$(205,093)	$478,872

Current liabilities	$35,792	$15,774	$44,523	$(824)	$95,265
Long-term debt, less current portion	147,867	2,235	2,714	-	152,816
Other non-current liabilities	23,214	8,506	37,678	(753)	68,645
Total liabilities	206,873	26,515	84,915	(1,577)	316,726
Shareholders' equity	162,146	131,007	72,509	(203,516)	162,146
Total liabilities and shareholders' equity	$369,019	$157,522	$157,424	$(205,093)	$478,872

Index

For the Three months ended December 31, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$45,886	$35,982	$56,635	$(9,807)	$128,696
Cost of products sold	39,543	29,478	40,087	(9,763)	99,345
Gross profit	6,343	6,504	16,548	(44)	29,351
Selling, general and administrative expenses	7,190	6,000	12,609	-	25,799
Restructuring charges	150	-	-	-	150
Amortization of intangibles	29	1	422	-	452
	7,369	6,001	13,031	-	26,401
(Loss) income from operations	(1,026)	503	3,517	(44)	2,950
Interest and debt expense	3,146	61	74	-	3,281
Other (income) and expense, net	156	50	(176)	-	30
(Loss) income before income tax expense (benefit) and equity in income of subsidiaries	(4,328)	392	3,619	(44)	(361)
Income tax expense (benefit)	38,352	(41)	1,139	(44)	39,406
Equity in income from continuing operations of subsidiaries	2,913	-	-	(2,913)	-
(Loss) income from continuing operations	(39,767)	433	2,480	(2,913)	(39,767)
Income from discontinued operations	128	-	-	-	128
Net (loss) income	$(39,639)	$433	$2,480	$(2,913)	$(39,639)

Index

For the Nine months ended December 31, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$145,257	$107,036	$156,204	$(28,402)	$380,095
Cost of products sold	122,603	87,439	109,900	(28,454)	291,488
Gross profit	22,654	19,597	46,304	52	88,607
Selling, general and administrative expenses	23,733	16,685	35,656	-	76,074
Restructuring charges	1,910	-	37	-	1,947
Amortization of intangibles	86	2	1,227	-	1,315
	25,729	16,687	36,920	-	79,336
(Loss) income from operations	(3,075)	2,910	9,384	52	9,271
Interest and debt expense	8,861	796	228	-	9,885
Other (income) and expense, net	(1,027)	17	(640)	-	(1,650)
(Loss) income from continuing operations before income tax expense and equity in income of subsidiaries	(10,909)	2,097	9,796	52	1,036
Income tax expense	36,312	714	2,712	52	39,790
Equity in income from continuing operations of subsidiaries	8,467	-	-	(8,467)	-
(Loss) income from continuing operations	(38,754)	1,383	7,084	(8,467)	(38,754)
Income from discontinued operations	261	-	-	-	261
Net (loss) income	$(38,493)	$1,383	$7,084	$(8,467)	$(38,493)

Index

For the Nine months ended December 31, 2010			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash (used for) provided by operating activities	$(14,597)	$2,177	$(4,589)	$-	$(17,009)

Investing activities:
Purchase of marketable securities, net	-	-	6,486	-	6,486
Capital expenditures	(5,723)	(1,414)	(1,722)	-	(8,859)
Proceeds from sale of assets	1,182	-	-	-	1,182

Net cash (used for) provided by investing activities from continuing operations	(4,541)	(1,414)	4,764	-	(1,191)
Net cash provided by investing activities from discontinued operations	261	-	-	-	261
Net cash (used for) provided by investing activities	(4,280)	(1,414)	4,764	-	(930)

Financing activities:
Proceeds from stock options exercised	-	4	-	-	4
Net payments under lines-of-credit	-	(154)	(971)	-	(1,125)
Other	1,112	(778)	-	-	334
Net cash provided by (used for) financing activities	1,112	(928)	(971)	-	(787)
Effect of exchange rate changes on cash	-	151	697	-	848
Net change in cash and cash equivalents	(17,765)	(14)	(99)	-	(17,878)
Cash and cash equivalents at beginning of period	33,081	24	30,863	-	63,968
Cash and cash equivalents at end of period	$15,316	$10	$30,764	$-	$46,090

15.         Effects of New Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

Index

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company does not expect that the adoption of ASU 2011-05 will have a significant impact on the Company’s consolidated financial statements.

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

Additionally our revenue base is now more geographically diverse than at any time in our Company’s history, with approximately 47% derived from customers outside the U.S. for the nine months ended December 31, 2011. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our product. Since their June 2009 trough, these statistics have improved through December 2011.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity of end-user markets around the globe.

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

Results of Operations

Three Months and Nine Months Ended December 31, 2011 and December 31, 2010

Net sales in the fiscal 2012 quarter ended December 31, 2011 were $142,750,000, up $14,054,000 or 10.9% from the fiscal 2011 quarter ended December 31, 2010 net sales of $128,696,000. Net sales for the nine month period ended December 31, 2011 were $432,373,000, up $52,278,000 or 13.8% from the nine months ended December 31, 2010 net sales of $380,095,000. For the three month period ended December 31, 2011, net sales was positively impacted $12,201,000 by volume and mix of products sold, $3,576,000 by price increases, and $458,000 by foreign currency translation and negatively impacted $2,181,000 by fewer shipping days.  For the nine month period ended December 31, 2011 net sales was positively impacted $32,148,000 by volume and mix of products sold, $9,338,000 by price increases, and $12,974,000 by foreign currency translation and negatively impacted $2,181,000 by fewer shipping days.

Gross profit in the fiscal 2012 quarter ended December 31, 2011 was $38,603,000, up $9,252,000 or 31.5% from the fiscal 2011 quarter ended December 31, 2010 gross profit of $29,351,000. Gross profit margin increased to 27.0% in the fiscal 2012 quarter from 22.8% in the fiscal 2011 quarter. Gross profit in the nine month period ended December 31, 2011 was $113,476,000, up $24,869,000 or 28.1% from the nine month period ended December 31, 2010 gross profit of $88,607,000. Gross profit margin for the nine month period ending December 31, 2011 increased from 23.3% to 26.2%. For the quarter ended December 31, 2011, the increase in gross profit margin was due to $5,825,000 in increased volume, $1,897,000 in improvements at our forging facility, $1,340,000 less  product liability costs, and favorable other manufacturing variances of $129,000.  For the nine months ended December 31, 2011, the increase in gross profit margin was due to $15,021,000 in increased volume, $3,006,000 in less restructuring related expenses included within cost of goods sold, $2,462,000 from lower product liability expenses, favorable other manufacturing variances of $1,220,000, and improvements at our forging facility of $595,000 offset by a pension plan curtailment charge of $1,172,000. The translation of foreign currencies had a $61,000 and $3,737,000 positive impact on gross profit for the three months and nine months ended December 31, 2011 respectively.

Selling expenses were $15,980,000 and $15,524,000 in the three month periods ended December 31, 2011 and 2010, respectively. Selling expenses were $47,515,000 and $46,219,000 for the nine months ended December 31, 2011 and December 31, 2010, respectively.  The increase for the three month period ended December 31, 2011 compared to December 31, 2010 is primarily related to the overall increase in sales offset by $94,000 in a decrease due to foreign currency translation. The increase for the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010 is primarily related to an increase of $1,494,000 for foreign currency translation.  Both of these increases were offset by continuing aggressive efforts to reduce or eliminate costs. As a percentage of consolidated net sales, selling expenses were 11.2% and 12.1% for the three months ended December 31, 2011 and 2010, respectively and 11.0% and 12.2% for the nine month periods then ended, respectively.

General and administrative expenses were $11,605,000 and $10,275,000 in the three month periods ended December 31, 2011 and 2010, respectively and $33,956,000 and $29,855,000 in the nine month periods then ended, respectively. The increases are related to the expansion of the management team in Asia and Latin America, and higher variable compensation, which were somewhat offset by benefits from aggressive cost reduction activities. Additionally, foreign currency translation had a $41,000 favorable and $894,000 unfavorable impact on general and administrative expense for the three and nine month periods ended December 31, 2011 respectively. As a percentage of consolidated net sales, general and administrative expenses were 8.1% and 8.0% for the three month periods ended December 31, 2011 and 2010, respectively and 7.9% for each of   the nine month periods then ended, respectively.

Index

Restructuring (gain) charges, net were $(1,467,000) and $150,000 for the three months ended December 31, 2011 and 2010, respectively and $(1,037,000) and $1,947,000 for the nine month periods then ended, respectively. During the nine months ended December 31, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in one-time termination benefits recorded as restructuring costs during the nine months ended December 31, 2011.  These restructuring charges were fully paid by December 31, 2011.

During the three and nine months period ended December 31, 2011 and 2010 the Company recognized net gains of $1,462,000 and $500,000, respectively, on the sales of previously closed manufacturing facilities.  These net gains were recorded as a credit to restructuring expense in both periods.

There were no significant changes in amortization of intangibles for the three and nine months ended December 31, 2011 compared to the three and nine months ended December 31, 2010 other than the impact of foreign currency translation.  Amortization of intangibles was $485,000 and $452,000 for the three months ended December 31, 2011 and 2010, respectively and $1,515,000 and $1,315,000 for the nine month periods then ended, respectively.

Interest and debt expense was $3,590,000 and $3,281,000 for the three months ended December 31, 2011 and 2010, respectively and $10,651,000 and $9,885,000 for the nine month periods then ended, respectively.  The increases in interest expense in the periods ended December 31, 2011 as compared to the periods ended December 31, 2010 relate to the Company’s $150,000,000 7 7/8 Notes outstanding as of December 31, 2011, compared to the $124,855,000 8 7/8 Notes outstanding as of December 31, 2010.

During the three and nine months ended December 31, 2011 other income, net includes an $850,000 non-cash gain resulting from the re-measurement of our 20% interest in Yale Lifting Solutions (Pty) LTD to fair value prior to acquiring the other 80% interest on December 13, 2011. Subsequent to the acquisition we own 100% of Yale Lifting Solutions (Pty) LTD.  Previously, we accounted for our 20% investment under the cost method as we did not exercise significant influence over Yale Lifting Solutions (Pty) LTD’s operating and financial policies.

Income tax expense as a percentage of income from continuing operations before income tax expense was 16.4% and (10,915.8)% for the three month periods ended December 31, 2011 and 2010, respectively and 25.1% and 3,840.7% for the nine-month periods then ended, respectively.  Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The unusual income tax percentage in fiscal year 2011 is due to the recording of a deferred tax asset valuation allowance described in the paragraph below. During the nine months ended December 31, 2011, the Company received notice of a tax assessment related to a prior period for one of its foreign subsidiaries.  Income tax expense for the nine month periods ended December 31, 2011 includes approximately $900,000 in past due taxes, interest, and penalties related to the assessment.

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

We estimate that the effective tax rate including discrete items related to continuing operations will be approximately 20% to 25% for fiscal 2012 based on the forecasted jurisdictional mix of taxable income.

Income from discontinued operations, net of tax, was $0 and $128,000 for the three month period ended December 31, 2011 and 2010, respectively and $409,000 and $261,000 for the nine month period ended December 31, 2011 and 2010, respectively.

Index

Liquidity and Capital Resources

Cash and cash equivalents totalled $82,033,000 at December 31, 2011, an increase of $1,894,000 from the March 31, 2011 balance of $80,139,000.

Net cash provided for operating activities was $13,463,000 for the nine months ended December 31, 2011 compared with cash used for operating activities of $17,009,000 for the nine months ended December 31, 2010. The significant improvement in operating cash flow from the prior year was primarily due to a $16,763,000 increase in net income (after reversing the effect of a $39,700,000 non-cash valuation allowance against deferred tax assets which was charged in the nine months ended December 31, 2010), and lower increases in operating assets and liabilities of $14,061,000, primarily driven by inventory levels, prepaid expenses and accrued and non-current liabilities.  During the nine months ended December 31, 2011, inventory levels increased by $14,011,000 and prepaid expenses and accrued and non-current liabilities decreased by $2,440,000 and $1,774,000 respectively. The increase in inventory during the nine months ended December 31, 2011 has primarily been to meet increasing sales volume and expected future customer demand. In contrast, during the nine months ended December 31, 2010, inventory levels and prepaid expenses increased by $18,251,000 and $2,836,000 respectively and accrued and non-current liabilities decreased by $5,254,000 resulting in a significant use of cash for the period. The increase in inventories during the prior year was to meet expected future customer demand as well as avoid disruption of supply during major facility consolidation projects. The increase in prepaid expenses in the prior year was due to the timing of certain prepaid expenditures and the decrease in accrued and non-current liabilities in the prior year was due to a decrease in income taxes payable and the restructuring reserve.

Net cash used by investing activities was $10,196,000 for the nine months ended December 31, 2011 compared with cash used by investing activities of $930,000 for the nine months ended December 31, 2010. The net cash used by investing activities for the nine months ended December 31, 2011 was primarily the result of $10,464,000 in capital expenditures (of which $4,651,000 relates to implementation of the SAP ERP system) and $3,356,000 for the purchase of the remaining 80% shares in Yale Lifting Solutions (Pty) Ltd based in South Africa partially offset by $1,244,000 in net proceeds from the sales of marketable securities and $1,971,000 net proceeds from the sale of our vacant property in Cedar Rapids, Iowa in the period. The net cash used by investing activities for the nine months ended December 31, 2010 was primarily the result of $6,486,000 in net proceeds from the sales of marketable securities (related to the settlement of certain product liability insurance claims) and net proceeds of $1,182,000, primarily from the sale of our vacant property in Muskegon, Michigan offset by capital expenditures of $8,859,000 for the period.

Net cash provided by financing activities was $1,331,000 for the nine months ended December 31, 2011 compared with net cash used for financing activities of $787,000 for the nine months ended December 31, 2010. The net cash provided by financing activities for the nine months ended December 31, 2011 consisted of $1,733,000 of proceeds from exercises of stock options offset by $238,000 of net payments under international lines of credit and $488,000 in repayments of debt. The net cash used for financing activities for the nine months ended December 31, 2010 consisted primarily of $290,000 of net payments under international lines of credit, and $835,000 in repayments of debt.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes.  As of December 31, 2011, $29,813,000 of cash and cash equivalents were held by foreign subsidiaries.

We have an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and expires December 31, 2013.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $69,543,000, net of outstanding borrowings of $0 and outstanding letters of credit of $15,457,000 as of December 31, 2011.  The outstanding letters of credit at December 31, 2011 consisted of $6,169,000 in documentary letters of credit (including a significant letter of credit related to a large customer order, amounting to $2,606,000 which will mature in April 2012) and $9,288,000 of standby letters of credit.

Index

Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 175 or 75 basis points, respectively, at December 30, 2011. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of December 31, 2011. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000 excluding capital expenditures for a global ERP system.

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

During the nine months ended December 31, 2011, the Company exchanged its $150,000,000 outstanding Unregistered 7 7/8% Notes for a like principal amount of 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (“7 7/8% Notes”).  All of the Unregistered 7 7/8% Notes were exchanged in the transaction.  The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

Our capital lease obligations related to property and equipment leases amounted to $5,388,000 at December 31, 2011. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2011, significant unsecured credit lines totalled approximately $9,022,000 of which $235,000 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2011 and December 31, 2010 were $10,464,000 and $8,859,000, respectively. We expect capital spending for fiscal 2012 to be approximately $13,000,000 to $15,000,000 compared with $12,543,000 in fiscal 2011.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit have goodwill totalling $9,783,000 and $96,029,000 at December 31, 2011, respectively.

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

Index

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

Effects of New Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company does not expect that the adoption of ASU 2011-05 will have a significant impact on the Company’s consolidated financial statements.

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

Index

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

One of the Company’s domestic plant locations implemented the enterprise resource planning system SAP during the three months ended December 31, 2011. The plant location is not material to the consolidated financial statements at December 31, 2011 and the change does not have a material effect on our internal control over financial reporting as of December 31, 2011.   We expect to convert certain additional plant locations to SAP during fiscal 2013.  We expect that the completion of these system implementations will enhance our internal controls as follows:

a)	The new enterprise resource planning system was designed to generate reports and other information used to account for transactions and reduce the number of manual processes employed by the Company;

b)	The new enterprise resource planning system is technologically advanced and is expected to increase the amount of application controls used to process data; and

c)	The Company will design new processes and implement new procedures in connection with the implementations.

There have been no other changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Reserved

Item 5.	Other Information – none.

Index

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended December 31, 2011, formatted in XBRL, as follows:

(i)	Condensed Consolidated Balance Sheets December 31, 2011 and March 31, 2011;

(ii)	Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the three and nine months ended December 31, 2011 and 2010;

(iii)	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010;

(iv)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2011 and 2010; and

(v)	Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 27, 2012	/s/ Gregory P. Rustowicz
Gregory P. Rustowicz
Vice President and Chief Financial Officer
(Principal Financial Officer)