Form 10-K
period 2012-03-31
COLUMBUS MCKINNON CORP
filed 2012-05-30
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐   No   ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2011 (the second fiscal quarter in which this Form 10-K relates) was approximately $212 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 22, 2012 was 19,400,526 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2012 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2012 Annual Report on Form 10-K

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

General

We are a leading global designer, manufacturer and marketer of hoists, rigging tools, cranes, actuators, and other material handling products serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position and secure objects and loads. We are the U.S. market leader in hoists, our principal line of products, as well as certain chain, forged attachment, and actuator products which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Additionally, we believe we are the market leader of manual hoist and actuator products in Europe, which provides us further opportunity to sell our other products through our existing distribution channels in that region.  Our products are sold globally and our brand names, including CM, Coffing, Chester, Duff-Norton, Pfaff, Shaw-Box and Yale, are among the most recognized and well-respected in the marketplace.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in the manufacturing industry capacity utilization, industrial production and the general economic activity indicators, like GDP.  Both U.S. and Eurozone capacity utilization are leading market indicators for the Company.  US industrial capacity utilization increased to 78.4% in April 2012, trending up from 74.8% in April 2011.  Eurozone capacity utilization has also been trending higher for the last seven quarters, reaching 79.8% in March 2012 compared with the trough of 69.6% in June 2009.

Our Position in the Industry

 The broad, global material handling industry includes the following sectors:

●	overhead material handling and lifting devices;

●	continuous materials movement;

●	wheeled handling devices;

●	pallets, containers and packaging;

●	storage equipment and shop furniture;

●	automation systems and robots; and

●	services and unbundled software.

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

Our Competitive Strengths

Leading North American Market Positions -   We are a leading manufacturer and marketer of hoists, alloy and high strength carbon steel chain and attachments, and actuators in North America.  We have developed our leading market positions over our 137-year history by emphasizing technological innovation, manufacturing excellence and superior service. Approximately 62% of our U.S. net sales for the year ended March 31, 2012 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest channel partners and end user customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:

Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales

Powered Hoists (1)	45%	#1	18%
Manual Hoists & Trolleys (1)	51%	#1	14%
Forged Attachments (1)	28%	#1	9%
Lifting and Sling Chains (1)	49%	#1	5%
Hoist Parts (2)	48%	#1	10%
Mechanical Actuators (3)	43%	#1	4%
Tire Shredders (4)	80%	#1	1%
Jib Cranes (5)	25%	#1	1%
			62%

(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2011.

(2)
Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users purchase Hoist Parts from the original equipment supplier.

(3)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2011.

(4)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2011.

(5)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalogues in 2011.

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

In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Pfaff, Shaw-Box and Yale, are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with powered hoists and manual hoists and were first developed and marketed under these brand names in the early 1900s.  We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.  We are at the forefront of innovation in our industry and continually introduce new products to meet our changing customer needs.  Products introduced during the three fiscal years ended March 31, 2012 account for approximately 20.4% of our net sales; achieving our goal from last year to increase this from 17.2% to 20%.

Distribution Channel Diversity and Strength - Our products are sold to over 15,000 general and specialty distributors, end users and OEMs globally.  We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups.  There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with our leading distributors, as well as forming new relationships.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling. Our largest distributor represents approximately 3.3% of our total net sales and our top 10 customers represent approximately 16% of our total net sales.

Expanding Non-U.S. Markets - We have significantly grown our non-U.S. sales since becoming a public company in 1996.  Our non-U.S. sales have grown from $34,300,000 (representing 16% of total sales) in fiscal 1996 to $268,654,000 (representing 45% of our total sales) during the year ended March 31, 2012.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific. We have nine offices in China to sell into this growing industrial market. Our non-U.S. business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

"Non-U.S. sales" as expressed throughout Items 1 and 7 of this Form 10-K, are defined as sales to customers located outside of the United States.

Efficient Operations with Low-Cost Structure -    We are extremely focused on optimizing our cost structure and have taken a number of steps towards reducing our costs, including: consolidating facilities, promoting a “Lean” culture, manufacturing in low cost jurisdictions, coordinating purchasing activities across the organization and selectively outsourcing non-critical functions. The actions we have taken to date have eliminated fixed costs from our operations and provided us with significant operating leverage as the economic conditions in our markets continue to improve. Our operating leverage goal is for each incremental sales dollar to generate 30%-40% of additional operating income, in addition to the fixed cost savings realized from our facility consolidation activities.

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

—
Lean Culture -   We have been applying “Lean” techniques since 2001 and our efforts have resulted in increased inventory turns, reduced manufacturing floor space, and an improvement in productivity. We have witnessed the benefits of “Lean” principles in our manufacturing operations and are now working to develop a “Lean” culture throughout our organization—improving our processes and reducing waste in all forms in all of our business activities.

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

Strong After-Market Sales and Support - We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and ultimate satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for replacement units and components and repair parts.  We maintain strong relationships with our distribution channel partners and provide prompt service to end-users of our products through our authorized network of 14 chain repair stations and approximately 260 hoist service and repair stations. We also work closely with end users to design the appropriate lifting systems using our products to help them solve their material handling problems.

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

Consistent Free Cash Flow Generation and Significant Debt Reduction—We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) through periods of economic uncertainty by continually controlling our costs, improving our working capital management and reducing the capital intensity of our manufacturing operations. In the past five years, despite the economic downturn, we have reduced total net debt (defined as total debt less cash and cash equivalents) by $47,100,000, from $110,700,000 to $63,600,000 at March 31, 2012. We manage our capital structure conservatively while maintaining flexibility to pursue attractive strategic growth opportunities.

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

Our Strategy

Invest in New Products and Targeted Markets.    We intend to leverage our competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Introducing New Products—We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address the material handling needs of our customers. We design our powered hoist lines to many international standards including the FEM (European and Asian), ANSI (U.S.) and other standard setting bodies to ensure maximum utility for these products across geographies. We employ the StageGate process to enhance discipline and focus in our new product development program. New product sales (as defined by new items introduced within the last three years) amounted to $121,000,000 in the fiscal year ended March 31, 2012, or 20.4% of total sales achieving our goal of having new products amounting to at least 20% of total sales.  New product sales amounted to $90,000,000 in the fiscal year ended March 31, 2011 (17.2% of total sales) and $74,500,000 in the fiscal year ended March 31, 2010 (15.6% of total sales).

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

Continue to Grow in Non-U.S. Markets -   Our non-U.S. sales of $268,654,000 comprised 45% of our net sales for the year ended March 31, 2012, as compared with $241,970,000, or 46% in fiscal 2011 and $34,300,000, or 16% of our net sales, in fiscal 1996, the year we became a public company.  Although we have made significant progress, our goal is to continue to increase our presence outside the U.S to capitalize on the higher growth opportunities and continue to diversify our business profile. We presently sell to distributors in over 50 countries and have our primary non-U.S. manufacturing facilities in China, Germany, United Kingdom, Hungary, Mexico and France.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Asia-Pacific, Europe, and Latin America and have sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales in Asia-Pacific by manufacturing a broader array of high quality, low-cost products and components in China. We have developed and are continuing to expand upon new hoist and other products in compliance with global standards and international designs to enhance our global distribution.

Focus on Operational Excellence -  Our objective is to provide the highest quality products and services at prices consistent with the value created for our customers. We continually evaluate our costs and challenge the global supply and manufacturing chain to reduce costs. Our view is that a market-focused sales and marketing effort along with low operating costs will prove to be successful for both our customers and for the Company. We continually seek ways to reduce our operating costs and increase our manufacturing productivity, while maintaining quality. Ongoing programs include our efforts to further develop our “Lean” culture throughout the organization, the completion of our facility rationalization programs in the U.S., the consolidation of our facilities within China, our continued search for new ways to leverage our purchasing power through our Purchasing Council and the continued focus on enhancing the efficiency of our global supply chain. Our operating leverage goal is for each incremental sales dollar to generate 30% to 40% of additional operating income, in addition to the fixed cost savings realized from our facility consolidation activities.

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

Our Business

ASC Topic 280 “Segment Reporting” establishes the standards for reporting information about operating segments in financial statements.   We provide our products and services through one operating and reportable segment.

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

 Products

Nearly 80% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000. Of our fiscal 2012 sales, $323,291,000 or 55% were U.S. and $268,654,000, or 45% were international. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2012 and 2011:

	Fiscal Years Ended March 31,
	2012	2011
Hoists	59%	55%
Rigging tools	18	20
Industrial cranes	7	8
Actuators and rotary unions	14	15
Other	2	2
	100%	100%

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

Trade Show Participation -   Trade shows are an effective way to promote our products to distributors and end users.  Shows can range in size from distributor “open houses” to large, global shows such as CeMAT held in Hanover, Germany.   Through partnerships with our distributors, we have expanded our reach to the end user while strengthening our distribution network.  In fiscal 2012, we focused primarily on shows related to targeted industries.  Examples include LDI (USA) and PALM Expo (China) for the entertainment industry, OTC (USA), Brasil Offshore (Brazil), and Expo Petrolera (Mexico) for the oil and gas industry, and the Railway and Harbours Conference (S. Africa) for the transportation industry.

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

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 14 chain repair service stations and approximately 260 hoist service and repair stations throughout North America. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have approximately 260 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, Cummins Engine, DuPont, General Electric, John Deere, Praxair and many other industrial and entertainment organizations.

We also provide, in multiple languages, a variety of collateral material in video, CD-ROM, slide and print format addressing relevant material handling topics such as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, we sponsor advisory boards made up of representatives of our primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable us and our primary distributors to exchange product and market information relevant to industry trends.

Backlog

Our backlog of orders at March 31, 2012 was approximately $114,180,000 compared to approximately $89,393,000 at March 31, 2011. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers’ specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog reflect the project oriented nature of certain aspects of our business.

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

Employees

At March 31, 2012, we had 2,549 employees; 1,520 in the U.S./Canada, 66 in Latin America, 736 in Europe and 227 in Asia. Approximately 13% of our employees are represented under four separate U.S. or Canadian collective bargaining agreements which terminate at various times between August 2013 and April 2015. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We believe that our relationship with our employees is good and that the risk of a disruption in production related to these negotiations is remote.

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

We use foreign currency forward agreements and cross-currency swaps to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates.  In addition, we use foreign currency forward agreements to i) hedge changes in the value of booked foreign currency liabilities due to changes in foreign exchange rates at the settlement date and ii) to hedge a portion of forecasted inventory purchases and sales denominated in a foreign currency.

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

  Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements.  Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2013.

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

In June of 2007, we were identified by the New York State Department of Environmental Conservation (“the DEC”), along with other companies, as a potential responsible party (“PRP”) at the Frontier Chemical Royal Avenue Site in Niagara Falls, New York.  From 1974 to 1992, the Frontier Royal Avenue Site had been operated as a commercial waste treatment and disposal facility.  We sent waste sulfuric acid pickling solution generated at our facility in Tonawanda, New York to the Frontier Royal Avenue Site during the period from approximately 1982 to 1984.  We have joined with other PRP members known as the Frontier Chemical Site Joint Defense Alliance Group to conduct investigation and, if appropriate, remediation activities at the site.  We do not believe that such costs will have a material adverse effect on our financial condition, operating results or cash flows.

For all of the currently known environmental matters, we have accrued a total of $356,000 as of March 31, 2012 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

Our industry is affected by changes in economic conditions outside our control, which can result in a general decrease in product demand from our customers. Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to improve our revenues and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenues as a result of decreased demand may also reduce our planned growth and otherwise hinder our ability to improve our performance in connection with our long term strategy.

Our business is cyclical and is affected by industrial economic conditions, and, during the global recession in fiscal 2009 and fiscal 2010 we experienced substantially reduced demand for our products.

Many of the end-users of our products are in highly cyclical industries that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, their construction and capital expenditure budgets, changes in their vertical market sectors and other factors beyond our control. In the fiscal years ended March 31, 2009 and 2010, for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown. These lower levels of demand resulted in a 20% decline in net sales from our 2008 fiscal year to our 2010 fiscal year, from $593,800,000 to $476,100,000, despite our acquisition of Pfaff in the middle of our 2009 fiscal year. This decline in net sales resulted in a 105% decrease in our income from operations during the same period. We have seen improvement in demand for our products in the fiscal year ended March 31, 2012. Our net sales for the year ended March 31, 2012 were $591,945,000, up $67,880,000 or 13.0% from the year ending March 31, 2011. However, there is no certainty that this improvement will continue in the future.

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

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2012, approximately 45% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material after-tax effect on our financial condition or liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2012 consolidated financial statements included in Item 8 of this form 10K.

As indicated above, our self-insurance coverage is effected through our captive insurance subsidiary. The reserves of our captive insurance subsidiary are subject to periodic adjustments based upon actuarial evaluations, which adjustments impact our overall results of operations. These periodic adjustments can be favorable or unfavorable.

We are subject to currency fluctuations from our sales outside the U.S.

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $268,654,000 in our fiscal year ended March 31, 2012) are generated in foreign currencies, including principally the euro and the Canadian dollar, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

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

Our revolving credit facility and the indenture governing the notes contain several financial and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage or fixed charge coverage ratios in our bank credit facility. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness.

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

We have not entered into employment agreements with any of our senior management personnel with the exception of Dr. Ivo Celi, our Vice President, EMEA.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our corporate headquarters in Amherst, New York and, as of March 31, 2012, conducted our principal manufacturing at the following facilities:

			Square	Owned or
	Location	Products/Operations	Footage	Leased

1.	Wadesboro, NC	Hoists	186,000	Owned
2.	Lexington, TN	Chain	165,000	Owned
3.	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
4.	Damascus, VA	Hoists	90,000	Owned
5.	Forging operation:
	Chattanooga, TN	Forged attachments	81,000	Owned
	Chattanooga, TN	Forged attachments	59,000	Owned
6.	Ohio hoist operation:
	Salem, OH	Hoists	49,000	Leased
	Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
7.	Velbert, Germany	Hoists	108,000	Owned
8.	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
9.	Santiago Tianguistenco, Mexico	Hoists	91,000	Owned
10.	Asia operation:
	Hangzhou, China	Hoists and actuators	54,000	Leased
	Hangzhou, China	Textile strappings	53,000	Leased
11.	Chester, England	Plate clamps	48,000	Leased
12.	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
13.	Eureka, IL	Cranes	91,000	Owned
14.	Cleveland, TX	Cranes	39,000	Owned
15.	Sarasota, FL	Tire shredders	25,000	Owned
16.	Heilbronn, Germany	Actuators	23,000	Leased
17.	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

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

Like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue.  Based on this review, we do not believe that any of our pending asbestos-related claims will have a material impact on our business.  See Note 16 to our March 31, 2012 consolidated financial statements for more information on our asbestos claims.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2012, there were 552 holders of record of our common stock.

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

	Price Range of
	Common Stock
Year Ended March 31, 2011	High	Low
First Quarter	$19.26	$13.92
Second Quarter	16.70	12.35
Third Quarter	21.06	15.86
Fourth Quarter	22.25	15.67

Year Ended March 31, 2012
First Quarter	$20.45	$16.84
Second Quarter	18.32	10.08
Third Quarter	14.99	10.37
Fourth Quarter	17.85	12.71

On May 22, 2012, the closing price of our common stock on the Nasdaq Global Select Market was $13.47 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P MidCap 400 Index and the Dow Jones US Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2007 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The consolidated balance sheets as of March 31, 2012 and 2011,  and the related statements of operations, cash flows and shareholders’ equity for each of the three years ended March 31,  2012  and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Year ended March 31st
	( In millions, except for per share data)
	2012	2011	2010	2009	2008

Statements of Operations Data:
Net sales	$591.9	$524.1	$476.1	$606.7	$593.8
Cost of products sold	434.2	398.0	360.2	433.0	408.2
Gross profit	157.7	126.1	115.9	173.7	185.6
Selling expenses	64.9	62.9	64.4	72.6	69.9
General and administrative expenses	46.7	40.6	36.9	37.7	34.1
Restructuring charges (1)	(1.0)	2.2	16.5	1.9	0.8
Impairment loss (2)	-	-	-	107.0	-
Amortization of intangibles	2.0	1.8	1.9	1.0	0.1
Income (loss) from operations	45.1	18.6	(3.8)	(46.5)	80.7
Interest and debt expense	14.2	13.5	13.2	13.2	13.6
Cost of bond redemptions	-	3.9	-	-	1.8
Other (income) and expense, net	(1.9)	(3.9)	(4.2)	(1.6)	(4.4)
Income (loss) before income taxes	32.8	5.1	(12.8)	(58.1)	69.7
Income tax expense (benefit) (3)	6.9	41.4	(5.3)	18.0	22.8
Income (loss) from continuing operations	25.9	(36.3)	(7.5)	(76.1)	46.9
Income (loss) from discontinued operations (4)	1.1	0.4	0.5	(2.3)	(9.6)
Net income (loss)	$27.0	$(35.9)	$(7.0)	$(78.4)	$37.3
Diluted earnings (loss) per share from continuing operations	$1.33	$(1.91)	$(0.40)	$(4.04)	$2.45
Basic earnings (loss) per share from continuing operations	$1.35	$(1.91)	$(0.40)	$(4.04)	$2.50
Weighted average shares outstanding – assuming dilution	19.5	19.0	19.0	18.9	19.2

Weighted average shares outstanding – basic	19.3	19.0	19.0	18.9	18.7

Balance Sheet Data (at end of period):
Total assets	$515.4	$478.9	$481.5	$491.7	$590.0
Total debt (5)	153.1	154.4	132.8	137.9	133.3
Total debt, net of cash and cash equivalents	63.6	74.3	68.8	98.7	57.3
Total shareholders’ equity	160.5	162.1	187.3	181.9	295.5

Other Data:
Net cash provided by operating activities	23.6	3.3	29.9	60.2	59.6
Net cash used in investing activities	(13.5)	(4.3)	(1.4)	(65.5)	(8.6)
Net cash provided by (used in) financing activities	0.5	15.8	(5.4)	(22.5)	(28.6)
Capital expenditures	13.8	12.5	7.2	12.2	12.5

(1)
Refer to “Results of Operations” in “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of the restructuring charges related to fiscal 2012, 2011, and 2010.

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

(4)
In July 2008, the Company sold its integrated material handling conveyor systems business, Univeyor A/S and its results of operations have been reflected as discontinued operations for all periods presented.  In May 2002, the Company sold substantially all of the assets of ASI.  As part of the sale of ASI, the Company received an 8% subordinated note in the principal amount of $6,800,000 which is payable over 10 years ending in May 2012.  The full amount of this note has been reserved due to the uncertainty of collection. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt.  All interest and principal payments required under the note have been made to date.  Refer to Note 4 to our consolidated financial statements for additional information on Discontinued Operations.

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

EXECUTIVE OVERVIEW

We are a leading worldwide designer, manufacturer and marketer of material handling products, systems and services which efficiently and safely move, lift, position and secure material. Key products include hoists, actuators, cranes and rigging tools. The Company is focused on serving commercial and industrial applications that require the safety and quality provided by the Company’s superior design and engineering know-how.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 137-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the Asian, Latin American and European marketplaces. In accordance with our strategy, we have been investing in our directed sales and marketing activities, new product development and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including market expansion, a high degree of customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. We stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of December 2013, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile. During fiscal 2010 we initiated projects to strategically reorganize our North American hoist and rigging operations, which were essentially completed during the first quarter of fiscal 2011. The projects included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space (or approximately 25% of total manufacturing space).

Additionally our revenue base is now more geographically diverse than at any time in our Company’s history, with approximately 45% derived from customers outside the U.S. for the fiscal year ending March 31, 2012. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our product. Since their June 2009 trough, these statistics have improved through April 2012.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity of end-user markets around the globe.

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

We continuously monitor market prices of steel. We purchase approximately $30,000,000 to $40,000,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Some of our steel costs have increased during this year as a result of higher scrap and alloy surcharges.

We are also looking for opportunities for growth via strategic acquisitions or joint ventures. The focus of our acquisition strategy centers on opportunities for non-U.S. market penetration and product line expansion in alignment with our existing core product offering.

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are supported by our solid capital structure, including our cash position and flexible cost base. We are also aggressively addressing costs and restructuring opportunities to enhance future margin opportunities.

RESULTS OF OPERATIONS

Fiscal 2012 sales were $591,945,000, up 13.0%, or $67,880,000 compared with fiscal 2011. The increase in sales was primarily due to an increase of $43,735,000 in volume resulting from the economic recovery and market share gains. Price increases resulted in a $13,585,000 increase in sales.  Favorable foreign currency translation impacted sales by $10,560,000. Fiscal 2011 sales were $524,065,000, up 10.1%, or $47,882,000 compared with fiscal 2010. The increase in sales was primarily due to an increase of $52,785,000 in volume resulting from the economic recovery and market share gains. Further, price increases resulted in a $4,651,000 increase in sales.  These increases were offset by a reduction of sales of $2,695,000 from the October 2009 divestiture of our American Lifts business as well as a negative foreign currency impact of $6,828,000.

Our gross profit was $157,718,000, $126,052,000, and $115,939,000 in fiscal 2012, 2011 and 2010, respectively.  The fiscal 2012 increase in gross profit of $31,666,000 or 25.1% is the result of $20,941,000 in increased volume, favorable manufacturing variances of $3,655,000, $3,006,000 in less restructuring related expenses included within cost of goods sold, and $2,570,000 from lower product liability expenses partially offset by a pension plan curtailment charge of $1,122,000.  Foreign currency translation had a favorable impact on gross profit of $2,616,000. The fiscal 2011 increase in gross profit of $10,113,000 is the result of a $12,800,000 increase in volume, a $6,700,000 increase in restructuring benefits, $1,500,000 increase in savings on U.S. health and pension expenses, offset by a decrease of $6,800,000 from inefficiencies in our forgings operation, a decrease of $1,800,000 for increases in our product liability and asbestos related reserves, a decrease of $1,800,000 for increases in costs of materials and freight and a decrease of $487,000 for currency translation and other.

Selling expenses were $64,860,000, $62,910,000, and $64,464,000 in fiscal 2012, 2011 and 2010, respectively. As a percentage of net sales, selling expenses were 11.0%, 12.0% and 13.5% in fiscal 2012, 2011 and 2010, respectively. The increase in fiscal 2012 selling expense is primarily the result of increasing revenues year over year. Decreases in fiscal 2011 selling expense of $1,554,000 or 2.4% are due to reorganization efforts specifically in the Company’s North American sales operations, partially offset by investments in non-U.S markets and commissions on higher sales.

General and administrative expenses were $46,677,000, $40,592,000 and $36,892,000 in fiscal 2012, 2011 and 2010, respectively. As a percentage of net sales, general and administrative expenses were 7.9%, 7.7% and 7.7% in fiscal 2012, 2011 and 2010, respectively. Fiscal 2012 general and administrative expenses increased by $6,085,000 or 15.0% primarily due to the new global ERP system implementation project, increased variable compensation costs, as well as higher employee related costs. Fiscal 2011 general and administrative expenses increased by $3,700,000 or 10.0% primarily due to the Company’s investments in its management team in Asia and new product development.

Restructuring (gains) charges of ($1,037,000), $2,200,000 and $16,519,000, or (0.2%), 0.4% and 3.5% of net sales were recorded in fiscal 2012, 2011 and 2010, respectively. Fiscal 2012 restructuring gains were the result of a gain recognized on the sale of a previously closed manufacturing facility of ($1,462,000) offset by an employee workforce reduction effort initiated and completed at one of our European facilities.  Fiscal 2011 restructuring charges of $2,700,000 were offset by a gain from the sale of a previously closed manufacturing facility totaling ($500,000).

Amortization of intangibles was $2,074,000, $1,778,000 and $1,876,000 in fiscal 2012, 2011 and 2010, respectively and primarily relate to amortization of intangible assets acquired in connection with our fiscal 2009 acquisition of Pfaff.

Interest and debt expense was $14,214,000, $13,532,000 and $13,225,000 in fiscal 2012, 2011 and 2010, respectively. As a percentage of net sales, interest and debt expense was 2.4%, 2.6% and 2.8% in fiscal 2012, 2011 and 2010, respectively.

We incurred costs of $3,939,000 in fiscal 2011 related to the repurchase of outstanding debt. Further discussion on this topic is included below in the Liquidity and Capital Resources section and Note 12 of our consolidated financial statements. No such costs were incurred in Fiscal 2012.

Investment income of $1,018,000, $3,041,000 and $1,544,000, in fiscal 2012, 2011 and 2010, respectively, related to marketable securities held in the Company’s wholly owned captive insurance subsidiary. The fiscal 2011 $3,041,000 gain primarily is the result of the market recovery and sale of securities previously impaired in fiscal 2009.

Foreign currency exchange loss (gain) was $316,000, $452,000, and ($344,000) in fiscal 2012, 2011 and 2010, respectively, as a result of foreign currency volatility related to purchases and intercompany debt.

Other income, net was $1,179,000, $1,375,000, and $2,260,000 in fiscal 2012, 2011 and 2010, respectively. Other income in fiscal 2012 includes a gain of $850,000 calculated on the acquisition of the remaining ownership interest of an investment which the Company previously had a 20% ownership interest.

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax (benefit) expense was 21.0%, 817.6% and (41.5)% in fiscal 2012, 2011 and 2010, respectively. The unusual percentage experienced during the year ended March 31, 2011 is related to the recording of a deferred tax asset valuation allowance in the amount of $42,983,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totalled $89,473,000, $80,139,000, and $63,968,000 at March 31, 2012, 2011 and 2010, respectively.

Net cash provided by operating activities was $23,587,000, $3,280,000 and $29,867,000 in fiscal 2012, 2011 and 2010, respectively. The net cash provided by operating activities in fiscal 2012 consisted of $26,967,000 in net income which was largely due to increased sales volume, a decrease in prepaid expenses and other assets of $3,776,000 and increases in trade accounts payable and accrued and non-current liabilities of $3,862,000 and $5,906,000, respectively, offset by increases in trade accounts receivables and inventories of $9,823,000 and $17,489,000 respectively. The increase in inventory during fiscal 2012 was primarily to meet increasing sales volume and expected future customer demand.

The net cash provided by operating activities in fiscal 2011 consisted of $7,033,000 in net income before a $42,983,000 non-cash charge related to the recording of valuation allowances against deferred tax assets, and increases in trade accounts payable and accrued and non-current liabilities of $4,027,000 and $1,668,000 respectively, offset by increases in trade accounts receivables, inventory, and prepaid expenses and other assets of $6,683,000, $9,848,000 and $5,178,000, respectively. The increase in inventories during the prior year was to meet expected future customer demand as well as avoid disruption of supply during major facility consolidation projects. The increase in prepaid expenses in the prior year was due to the timing of certain prepaid expenditures.

Net cash used by investing activities was $13,541,000, $4,344,000 and $1,350,000 in fiscal 2012, 2011 and 2010, respectively.  The net cash used by investing activities in fiscal 2012 consisted of $13,765,000 in capital expenditures (of which $5,248,000 relates to implementation of our global ERP system) and $3,356,000 for the purchase of the remaining 80% interest in Yale Lifting Solutions (Pty) Ltd based in South Africa, partially offset by $1,971,000 net proceeds from the sale of our vacant property in Cedar Rapids, Iowa in the period. The net cash used by investing activities in fiscal 2011 consisted of $12,543,000 in capital expenditures (of which $3,642,000 related to the initial investment in our global ERP system) offset by $6,621,000 in cash generated from the net sales of marketable securities (related to the settlement of certain product liability insurance claims) and net proceeds of $1,182,000 primarily from the sale of our vacant property in Muskegon, Michigan.

Net cash generated by financing activities was $474,000 and $15,794,000 in fiscal 2012 and 2011 respectively compared with net cash used by financing activities of $5,418,000 in fiscal 2010. The net cash generated by financing activities in fiscal 2012 consisted of $1,436,000 of proceeds from exercises of stock options offset by $361,000 of net payments under international lines of credit and $1,036,000 in repayment of debt. The Net cash generated in fiscal 2011 was due to the refinancing of the $124,855,000 outstanding 8 7/8% Notes with a new issuance of $150,000,000 7 7/8% Notes.  Offsetting the proceeds from the offering was $3,154,000 paid for tender and call redemption premiums on the 8 7/8% Notes and $3,185,000 paid for direct financing costs which have been deferred.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of March 31, 2012, $33,242,000 of cash and cash equivalents were held by foreign subsidiaries.

We have an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and expires December 31, 2013.

  Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $70,286,000, net of outstanding borrowings of $0 and outstanding letters of credit of $14,714,000, as of March 31, 2012. The outstanding letters of credit at March 31, 2012 consisted of $5,425,000 in commercial letters of credit (including a significant letter of credit related to a large customer order, amounting to $2,590,000 which will mature in May 2012) and $9,289,000 of standby letters of credit.

Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 150 or 50 basis points, respectively, at March 31, 2012. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of March 31, 2012. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x, and maximum annual capital expenditures of $18,000,000 excluding capital expenditures for a global ERP system.  Our actual fixed charges coverage ratio and total leverage ratio, as calculated per the terms of our Revolving Credit Facility, were 3.42x and 1.45x, respectively, at March 31, 2012.

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

During the first quarter of fiscal year 2012, the Company exchanged its $150,000,000 outstanding Unregistered 7 7/8% Notes for a like principal amount of 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (“7 7/8% Notes”).  All of the Unregistered 7 7/8% Notes were exchanged in the transaction.  The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

Our capital lease obligations related to property and equipment leases amounted to $4,842,000 at March 31, 2012. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2012, significant unsecured credit lines totalled approximately $10,361,000, of which $112,000 was drawn.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2012, by period of estimated payments due:

		Fiscal	Fiscal 2014-	Fiscal 2016-	More Than
	Total	2013	Fiscal 2015	Fiscal 2017	Five Years
Long-term debt obligations (a)	$154.8	$1.1	$2.4	$0.8	$150.5
Operating lease obligations (b)	13.5	4.6	5.8	3.1	-
Purchase obligations (c)	-	-	-	-	-
Interest obligations (d)	81.7	12.2	24.0	23.8	21.7
Letter of credit obligations	14.7	14.7	-	-	-
Bank guarantees	7.4	7.4
Uncertain tax positions	2.4	-	2.4	-	-
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	96.7	-	33.8	34.9	28.0
Total	$371.2	$40.0	$68.4	$62.6	$200.2

(a)	As described in Note 12 to consolidated financial statements.
(b)	As described in Note 19 to consolidated financial statements.
(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.

(d)	Estimated for our Senior Subordinated Notes due 2/1/19 and other senior debt.
(e)	As described in Note 11 to our consolidated financial statements. Excludes uncertain tax positions of $2.4 million shown separately above.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2012, 2011 and 2010 were $13,765,000, $12,543,000 and $7,245,000, respectively. We expect capital expenditure spending in fiscal 2013 to be in the range of $14,000,000 to $17,000,000, excluding acquisitions and strategic partnerships.

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

DISCONTINUED OPERATIONS

In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included an 8% subordinated note in the principal amount of $6,800,000 payable over 10 years.  Due to the uncertainty of its collection, the note was recorded at its estimated net realizable value of $0 at the time of the divestiture.  Principal payments received on the note are recorded as income from discontinued operations at the time of receipt.  Accordingly, $1,052,000, and $396,000 of income from discontinued operations was recorded in fiscal 2012, and 2011 respectively, net of tax.  All interest and principal payments required under the note have been made to date.  The Company expects that the loan will be fully collected by the end of fiscal 2013.

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

Pension and Other Postretirement Benefits.  The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 13 to our fiscal 2012 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

The pension discount rate assumptions of 4.70%, 5.75%, and 6.0%, as of March 31, 2012, 2011, and 2010, respectively, are based on long-term AA rated corporate and municipal bond rates. The decrease in the discount rate for fiscal 2012 resulted in a $11,500,000 increase in the projected benefit obligation. The decrease in the discount rates for fiscal 2011 resulted in an $4,700,000 increase in the projected benefit obligation as of March 31, 2011.  The rate of return on plan assets assumptions of 7.5% for each of the years ended March 31, 2012, 2011 and 2010 is based on the targeted plan asset allocation (approximately 70% equities and 30% fixed income) and their long-term historical returns. Our under-funded status for all pension plans as of March 31, 2012 and 2011 was $65,123,000 and $32,366,000, or 30.3% and 18.2% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2012 and 2011 were approximately $5,974,000 and $7,796,000, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2013 fiscal year is expected to approximate $7,137,000, slightly less than the fiscal 2012 amount of $7,547,000, which includes a curtailment charge of $1,120,000.  Pension funding contributions for the March 31, 2013 fiscal year is expected to increase by approximately $4,412,000 compared to fiscal 2012. The compensation increase assumption of 2% as of March 31, 2012, 2011, and 2010 is based on expected wage trends and historical patterns.
The healthcare costs inflation assumptions of 8.0% 8.5%, and 8.0% for fiscal 2012, 2011, and 2010, respectively, are based on anticipated trends.  Healthcare costs in the United States have increased substantially over the last several years.  If this trend continues, the cost of postretirement healthcare will increase in future years.

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

Accounts Receivable Reserves.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable aging. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  At March 31, 2012 the allowance for doubtful accounts totaled $2,700,000.

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

Balance as of
March 31, 2012
Property, plant and equipment, net	$61.7
Acquired intangibles with estimable useful lives	15.8
Other assets	6.6

Impairment may exist if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  The impairment loss, if any, would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value as determined by appropriate valuation techniques.

Goodwill impairment testing.  Our goodwill balance, $106,435,000 as of March 31, 2012 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff-Norton reporting unit and Rest of Products reporting unit have goodwill totaling $9,821,000 and $96,614,000, respectively, at March 31, 2012.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

In order to perform the two-step impairment test, we use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which our reporting units operate. The discount rates utilized for each reporting unit reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

We performed our qualitative assessment during the fourth quarter and determined that it was not more likely than not that the fair value of each of our reporting units was less than that its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units.

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

Deferred Tax Asset Valuation Allowance.   During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes. The balance of the valuation allowance at March 31, 2012 is $53,325,000. This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans, insurance reserves, U.S. tax credits, and U.S. net operating loss carryforwards. The U.S. net operating loss carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of future profitability. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

The recording of this non-cash charge does not impact the Company’s ability to realize the economic benefit of its deferred tax assets (including those related to net operating loss carryforwards) amounting to $58,226,000 on a gross basis at March 31, 2012 on future tax returns. In future periods, the allowance could be reduced or reversed based on sufficient objectively verifiable evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

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

Effects of New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. We are currently evaluating the impact this update will have on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendment permits entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing relevant events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to follow the existing provisions of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the new guidance for our annual goodwill impairment test, which we tested as of our measurement date of February 29, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Our primary commodity risk is related to changes in the price of steel.  We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of or surcharges on our products.  We have not entered into financial instrument transactions related to raw material costs.

In fiscal 2012, 45% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $1,200,000 on our net income. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has foreign currency forward agreements and cross-currency swaps in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $11,120,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,597,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $10,098,000 and all contracts mature within twenty-seven months of March 31, 2012.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2012, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2012 and 2011, approximately 99% and 99% of our outstanding debt had fixed interest rates, respectively. At those dates, we had approximately $112,000 and $473,000, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates would have changed interest expense on that outstanding variable rate debt by less than $100,000 in fiscal 2012 and 2011.

Item 8.	Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2012:
Report of Independent Registered Public Accounting Firm		39
Consolidated Balance Sheets		40
Consolidated Statements of Operations		41
Consolidated Statements of Shareholders’ Equity		42
Consolidated Statements of Cash Flows		44
Notes to Consolidated Financial Statements
1.	Description of Business	46
2.	Accounting Principles and Practices	46
3.	Acquisitions	50
4.	Divestitures	50
5.	Fair Value Measurements	51
6.	Inventories	53
7.	Marketable Securities	53
8.	Property, Plant, and Equipment	55
9.	Goodwill and Intangible Assets	55
10.	Derivative Instruments	57
11.	Accrued Liabilities and Other Non-current Liabilities	59
12.	Debt	60
13.	Pensions and Other Benefit Plans	62
14.	Employee Stock Ownership Plan (ESOP)	68
15.	Earnings per Share and Stock Plans	69
16.	Loss Contingencies	75
17.	Restructuring Charges	76
18.	Income Taxes	78
19.	Rental Expense and Lease Commitments	81
20.	Summary Financial Information	81
21.	Business Segment Information	88
22.	Selected Quarterly Financial Data (unaudited)	89
23.	Accumulated Other Comprehensive Loss	90
24.	Effects of New Accounting Pronouncements	90

Schedule II – Valuation and Qualifying Accounts.		92

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 30, 2012

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$89,473	$80,139
Trade accounts receivable, less allowance for doubtful accounts ($2,745 and $3,166, respectively)	88,642	77,744
Inventories	108,055	90,031
Prepaid expenses and other	10,449	14,294
Total current assets	296,619	262,208
Net property, plant, and equipment	61,709	59,360
Goodwill	106,435	106,055
Other intangibles, net	15,791	18,089
Marketable securities	25,393	24,592
Deferred taxes on income	2,824	1,217
Other assets	6,636	7,351
Total assets	$515,407	$478,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$112	$473
Trade accounts payable	40,991	37,174
Accrued liabilities	61,713	56,455
Restructuring reserve	-	47
Current portion of long-term debt	1,093	1,116
Total current liabilities	103,909	95,265
Senior debt, less current portion	3,749	4,949
Subordinated debt	148,140	147,867
Other non-current liabilities	99,143	68,645
Total liabilities	354,941	316,726
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 19,400,526 and 19,171,428 shares issued and outstanding	193	191
Additional paid-in capital	189,260	184,884
Retained earnings (accumulated deficit)	25,895	(1,072)
ESOP debt guarantee: 60,460 and 88,097 shares	(975)	(1,407)
Accumulated other comprehensive loss	(53,907)	(20,450)
Total shareholders’ equity	160,466	162,146
Total liabilities and shareholders’ equity	$515,407	$478,872

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2012	2011	2010
	(In thousands, except per share data)
Net sales	$591,945	$524,065	$476,183
Cost of products sold	434,227	398,013	360,244
Gross profit	157,718	126,052	115,939
Selling expenses	64,860	62,910	64,464
General and administrative expenses	46,677	40,592	36,892
Restructuring (gain) charges, net	(1,037)	2,200	16,519
Amortization of intangibles	2,074	1,778	1,876
Income (loss) from operations	45,144	18,572	(3,812)
Interest and debt expense	14,214	13,532	13,225
Cost of bond redemptions	―	3,939	-
Investment income	(1,018)	(3,041)	(1,544)
Foreign currency exchange loss (gain)	316	452	(344)
Other income, net	(1,179)	(1,375)	(2,260)
Income (loss) from continuing operations before income tax expense (benefit)	32,811	5,065	(12,889)
Income tax expense (benefit)	6,896	41,411	(5,345)
Income (loss) from continuing operations	25,915	(36,346)	(7,544)

Income from discontinued operations (net of tax)	1,052	396	531
Net income (loss)	$26,967	$(35,950)	$(7,013)

Average basic shares outstanding	19,272	19,047	18,963
Average diluted shares outstanding	19,512	19,047	18,963

Income (loss) from continuing operations	$1.35	$(1.91)	$(0.40)
Income from discontinued operations	0.05	0.02	0.03
Basic income (loss) per share	$1.40	$(1.89)	$(0.37)

Diluted (loss) per share:
Income (loss) from continuing operations	$1.33	$(1.91)	$(0.40)
Income from discontinued operations	0.05	0.02	0.03
Diluted income (loss) per share	$1.38	$(1.89)	$(0.37)

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($.01 par value)	Additional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Accumulated Other Comprehensive Loss	Total Shareholders Equity
Balance at April 1, 2009	$190	$180,327	$41,891	$(2,309)	$(38,245)	$181,854
Comprehensive income:
Net loss 2010	-	-	(7,013)	-	-	(7,013)
Change in foreign currency translation adjustment	-	-	-	-	4,789	4,789
Change in net unrealized gain on investments, net of tax of $1,090	-	-	-	-	2,025	2,025
Change in derivatives qualifying as hedges	-	-	-	-	(58)	(58)
Change in pension liability and postretirement obligations, net of tax of $3,773	-	-	-	-	3,163	3,163
Total comprehensive income						2,906
Stock compensation - directors	-	280	-	-	-	280
Stock options exercised, 45,500 shares	1	291	-	-	-	292
Stock compensation expense	-	1,544	-	-	-	1,544
Tax effect of exercise of stock options	-	(5)	-	-	-	(5)
Earned 28,693 ESOP shares	-	(52)	-	459	-	407
Balance at March 31, 2010	$191	$182,385	$34,878	$(1,850)	$(28,326)	$187,278
Comprehensive income (loss):
Net loss 2011	-	-	(35,950)	-	-	(35,950)
Change in foreign currency translation adjustment	-	-	-	-	4,933	4,933
Change in net unrealized gain on investments, net of tax of $0	-	-	-	-	(329)	(329)
Change in derivatives qualifying as hedges, net of tax of $0					239	239
Change in pension liability and postretirement obligations, net of tax of $952	-	-	-	-	3,033	3,033
Total comprehensive loss						(28,074)
Stock compensation - directors	-	450	-	-	-	450
Stock options exercised, 6,625 shares	-	56	-	-	-	56
Stock compensation expense	-	2,034	-	-	-	2,034
Tax effect of exercise of stock options	-	(68)	-	-	-	(68)
Earned 27,669 ESOP shares	-	27	-	443	-	470
Balance at March 31, 2011	$191	$184,884	$(1,072)	$(1,407)	$(20,450)	$162,146
Comprehensive income (loss):
Net income 2012	-	-	26,967	-	-	26,967
Change in foreign currency translation adjustment	-	-	-	-	(4,621)	(4,621)
Change in net unrealized gain on investments, net of tax of $0	-	-	-	-	1,201	1,201
Change in derivatives qualifying as hedges, net of tax of $12	-	-	-	-	(246)	(246)
Change in pension liability and postretirement obligations, net of tax of $438	-	-	-	-	(29,791)	(29,791)
Total comprehensive loss						(6,490)
Stock compensation - directors	-	420	-	-	-	420
Stock options exercised, 171,970 shares	2	1,436	-	-	-	1,438
Stock compensation expense	-	2,493	-	-	-	2,493
Earned 26,872 ESOP shares	-	27	-	432	-	459
Balance at March 31, 2012	$193	$189,260	$25,895	$(975)	$(53,907)	$160,466

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2012	2011	2010
Operating activities:	(In thousands)
Net income (loss)	$26,967	$(35,950)	$(7,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(1,052)	(396)	(531)
Depreciation and amortization	11,862	11,050	12,490
Deferred income taxes	(910)	40,773	(8,675)
Gain on sale of real estate/investments and other	(1,958)	(2,884)	(2,515)
Loss on early retirement of bonds	-	3,939	-
Amortization/write-off of deferred financing costs	383	278	640
Stock-based compensation	2,913	2,484	1,824
Gain on re-measurement of investment	(850)	-	-
Non-cash restructuring charges	-	-	1,835
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(9,823)	(6,683)	10,508
Inventories	(17,489)	(9,848)	21,477
Prepaid expenses and other	3,232	(3,983)	941
Other assets	544	(1,195)	1,228
Trade accounts payable	3,862	4,027	288
Accrued and non-current liabilities	5,906	1,668	(2,630)
Net cash provided by operating activities	23,587	3,280	29,867
Investing activities:
Proceeds from sale of marketable securities	5,747	23,048	6,340
Purchases of marketable securities	(5,190)	(16,427)	(4,518)
Capital expenditures	(13,765)	(12,543)	(7,245)
Proceeds from sale of assets	1,971	1,182	3,542
Purchase of business	(3,356)	-	-
Net cash used for investing activities from continuing operations	(14,593)	(4,740)	(1,881)
Net cash provided by investing activities from discontinued operations	1,052	396	531
Net cash used for investing activities	(13,541)	(4,344)	(1,350)
Financing activities:
Proceeds from exercise of stock options	1,436	-	291
Payment of bond redemption tender fees	-	(3,154)	-
Payments under line-of-credit agreements	(361)	(511)	(8,502)
Borrowings under line-of-credit agreements	-	174	4,556
Repayment of debt	(1,036)	(125,817)	(964)
Proceeds from issuance of long-term debt	-	147,844	-
Payment of deferred financing costs	-	(3,185)	(1,258)
Change in ESOP debt guarantee	435	443	459
Net cash provided by (used for) financing activities	474	15,794	(5,418)
Effect of exchange rate changes on cash	(1,186)	1,441	1,633
Net change in cash and cash equivalents	9,334	16,171	24,732
Cash and cash equivalents at beginning of year	80,139	63,968	39,236
Cash and cash equivalents at end of year	$89,473	$80,139	$63,968
Supplementary cash flows data:
Interest paid	$14,206	$15,556	$12,451
Income taxes paid, net of refunds	$5,394	$946	$3,954

See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.	Description of Business

Columbus McKinnon Corporation (the Company) is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During fiscal 2012, approximately 55% of sales were to customers in the United States.

2.	Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed in the year incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $3,500,000, $3,700,000, and $3,020,000 in fiscal 2012, 2011, and 2010, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 13% of the Company’s employees are represented by four separate U.S. and Canadian collective bargaining agreements which terminate at various times between August 2013 and April 2015.

Consolidation

These consolidated financial statements include the accounts of the Company and its global subsidiaries; all significant intercompany accounts and transactions have been eliminated. Our Mexican subsidiary closes one month early to facilitate consolidated reporting.

Financial Instruments

The carrying value of the Company’s current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange (gain) loss. There were losses, including changes in the fair value of derivatives, of approximately $316,000 on foreign currency transactions in fiscal 2012.  Including changes in the fair value of derivatives, there were losses of $452,000 and gains of $344,000 on foreign currency transactions in fiscal 2011 and 2010, respectively.

COLUMBUS McKINNON CORPORATION

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

When the Company evaluates the potential for goodwill impairment, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to a two-step impairment test.

The Company performed its qualitative assessment during the fourth quarter and determined that it was not more likely than not that the fair value of each of its reporting units was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units.  See Note 9 for further discussion of goodwill and intangible assets.

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

COLUMBUS McKINNON CORPORATION

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

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  The straight line method is used for customer relationships.  As a result of the negligible attrition rate in our customer base, the difference between the straight line method and attrition method is not considered significant.  The estimated useful lives for our intangible assets range from 3 to 18 years.

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 44% of inventories at March 31, 2012 (46% at March 31, 2011) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the consolidated statements of operations within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

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

Research and Development

Research and development costs as defined in ASC Topic 730, “Research and Development,” were $4,497,000, $2,947,000, and $2,592,000 for the years ended March 31, 2012, 2011 and 2010, respectively, and are classified as general and administrative expense in the consolidated statements of operations.

Revenue Recognition, Accounts Receivable and Concentration of Credit Risk

COLUMBUS McKINNON CORPORATION

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

Reclassifications

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

	2012	2011
Balance at beginning of year	$563	$926
Accrual for warranties issued	2,849	1,474
Warranties settled	(2,342)	(1,837)
Balance at end of year	$1,070	$563

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

3.	Acquisitions

On December 13, 2011, the Company acquired 80% of the outstanding common shares of Yale Lifting Solutions (Pty) LTD (“YLS PTY”) located in Magaliesburg, South Africa, a privately owned company with annual sales of less than $10,000,000. The Company now owns 100% of YLS PTY. YLS PTY has been representing the Company’s Yale brand of products as a distributor to the South African mining industry for over 14 years. The Company had previously owned 20% of the outstanding common shares of YLS PTY which the Company accounted for as a cost method investment as it did not exercise significant influence over YLS PTY’s operating or financial policies. The carrying amount of the cost method investment prior to the acquisition of the remaining 80% interest was under $1,000.  The results of YLS PTY are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of YLS PTY is not considered significant to the Company’s consolidated financial position and results of operations.

This transaction was accounted for as a step acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations.” The aggregate purchase consideration for the remaining 80% ownership of Yale Lifting Solutions (Pty) LTD was $3,356,000. The acquisition date fair value of the Company’s 20% interest in YLS PTY was $850,000 and resulted in an $850,000 gain, which is recorded within other income, net in the consolidated financial statements. The acquisition was funded with existing cash. The purchase price and fair value of the previously held 20% ownership interest has been assigned to the assets acquired and liabilities assumed based upon their fair values.  The identifiable intangible assets consist of customer contracts with a value of $397,000 (3 year estimated useful life). The excess consideration over fair value was recorded as goodwill and approximates $1,470,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$2,062
Property, plant and equipment	277
Identifiable intangible assets	397
Goodwill	1,470
Total	$4,206

4.	Divestitures

Income from discontinued operations presented herein includes payments received on a note receivable related to the fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note was recorded at the estimated net realizable value of $0 at the time of the divestiture. The note has a remaining balance of $214,000 at March 31, 2012 which is expected to be fully collected by the end of fiscal 2013.

Summarized statements of operations for discontinued operations are as follows:

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net revenue	$-	$-	$-
Gain before income taxes	1,052	639	857
Income tax expense	-	243	326
Gain from discontinued operations	$1,052	$396	$531

COLUMBUS McKINNON CORPORATION

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis:

		Fair value measurements at reporting date using
Description	At March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$25,393	$25,393	$-	$-
Other Equity Investments	1,248	1,248	-	-
Net Derivative liabilities	(809)	-	(809)	-

As of March 31,  2012, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

Interest and dividend income on marketable securities are recorded in investment (income) loss.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive loss, to the extent that the derivative qualifies as a hedge under the provisions of ASC Topic 815. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.  During fiscal 2009, the Company reduced the cost bases of certain marketable securities since it was determined that the unrealized losses on those securities were other than temporary in nature.  This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000, classified within investment (income) loss. During fiscal 2011 and 2010, the Company sold a portion of these previously written down investments, which resulted in the recognition of a gain of approximately $1,852,000 and $606,000, respectively.

           Assets that were measured on a non-recurring basis during fiscal 2011 and 2010 include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement.” Liabilities that are measured on a non-recurring basis during fiscal 2010 include the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.”

Assets and liabilities that are measured on a non-recurring basis during fiscal 2012 include assets and liabilities acquired in connection with the acquisition of YLS PTY described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs.  The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

6.	Inventories

Inventories consisted of the following:

	March 31,
	2012	2011
At cost—FIFO basis:
Raw materials	$59,252	$50,590
Work-in-process	18,952	15,175
Finished goods	49,315	41,508
	127,519	107,273
LIFO cost less than FIFO cost	(19,464)	(17,242)
Net inventories	$108,055	$90,031

There were LIFO liquidations resulting in $2,173,000 and $500,000 positive impacts on fiscal 2012 and 2011 income, respectively. There were no LIFO liquidations in fiscal 2010.

During fiscal 2011 the Company wrote off $411,000 in inventory related to restructuring activities, which is classified in cost of products sold.

7.	Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

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

During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment (income) loss. There were no other than temporary impairments for the years ended March 31, 2012, 2011, and 2010. During fiscal 2011 and 2010, the Company sold nearly all of these previously written down investments, which resulted in the recognition of gains of approximately $1,852,000 and $606,000, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The following is a summary of available-for-sale securities at March 31, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$23,183	$2,249	$39	$25,393

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2012 are as follows:

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,667	$39
Securities in a continuous loss position for more than 12 months	-	-
	$1,667	$39

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at March 31, 2012 were temporary in nature.

Net realized gains (losses) related to sales of marketable securities (excluding other-than-temporary impairments) were $152,000, $2,358,000, and $(238,000) in fiscal 2012, 2011 and 2010, respectively.

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

Net unrealized gains included in the balance sheet amounted to $2,210,000 at March 31, 2012 and $884,000 at March 31, 2011. The amounts, net of related deferred tax liabilities of $309,000 and $309,000 at March 31, 2012 and 2011, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

In addition to the above, the Company has included unrealized gains of $679,000 and $804,000 as of the period ending March 31, 2012 and 2011, respectively, net of deferred tax liabilities, within accumulated other comprehensive loss related to an investment recorded in prepaid expenses and other current assets.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

8.	Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2012	2011
Land and land improvements	$4,009	$3,814
Buildings	25,449	25,175
Machinery, equipment, and leasehold improvements	127,656	122,785
Construction in progress	8,369	7,198
	165,483	158,972
Less accumulated depreciation	103,774	99,612
Net property, plant, and equipment	$61,709	$59,360

Buildings include assets recorded under capital leases amounting to $9,697,000 and $9,595,000 for the years ended March 31, 2012 and 2011.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $2,303,000 and $3,357,000 for the years ended March 31, 2012 and 2011, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $5,799,000 and $5,254,000 at March 31, 2012 and 2011, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $9,788,000, $9,286,000, and $10,613,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

Machinery, equipment, and leasehold improvements include gross capitalized software costs of $9,759,000.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $274,000.  Depreciation expense on capitalized software costs was $179,000 during the year ended March 31, 2012.

9.	Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at March 31, 2012 and March 31, 2011. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,821,000 and $9,902,000 at March 31, 2012 and 2011, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings design, manufacturing, and distribution businesses) had goodwill of $96,614,000 and $96,153,000 at March 31, 2012 and 2011, respectively.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

COLUMBUS McKINNON CORPORATION

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

We performed our qualitative assessment during the fourth quarter and determined that it was not more likely than not that the fair value of each of our reporting units was less than that its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the years ended March 31, 2012 and 2011 is as follows:

Balance at April 1, 2010	$105,134
Currency translation	921
Balance at March 31, 2011	106,055
Acquisition of YLS PTY (See Note 3)	1,470
Currency translation	(1,090)
Balance at March 31, 2012	$106,435

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of March 31, 2012 and 2011, respectively. There were no goodwill impairment losses recorded in fiscal 2012, 2011, or 2010.

Intangible assets at March 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$5,783	$(1,109)	$4,674
Customer relationships	14,808	(4,693)	10,115
Other	1,267	(265)	1,002
Balance at March 31, 2012	$21,858	$(6,067)	$15,791

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Intangible assets at March 31, 2011 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$6,136	$(841)	$5,295
Customer relationships	15,179	(3,485)	11,694
Other	1,339	(239)	1,100
Balance at March 31, 2011	$22,654	$(4,565)	$18,089

All of the Company’s intangibles assets are considered to have finite lives and are amortized.  The weighted-average amortization periods are 18 years for trademarks, 11 years for customer relationships and 14 years for other. Total amortization expense was $2,074,000, $1,778,000, and $1,876,000 for fiscal 2012, 2011, and 2010, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be $1,930,000, $1,900,000, $1,880,000, $1,850,000, and $1,840,000, respectively.

10.	Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss (“AOCL”) and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange (gain) loss in the Company’s consolidated statement of operations. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s consolidated statements of operations.

The Company has foreign currency forward agreements and cross-currency swaps in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $11,120,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,597,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $10,098,000 and all contracts mature within twenty-seven months of March 31, 2012.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with four different counterparties as of March 31, 2012.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The following is the effect of derivative instruments on the consolidated statement of operations for the years ended March 31, 2012, 2011, and 2010 (in thousands):

Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2012	$24	Cost of products sold	$183
2011	217	Cost of products sold	38
2010	94	Cost of products sold	-

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
March 31,
2012	Foreign currency exchange (gain) loss	$(556)
2011	Foreign currency exchange (gain) loss	(209)
2010	Foreign currency exchange (gain) loss	(174)

As of March 31, 2012 and 2011, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the consolidated balance sheet as of March 31, 2012 and 2011 (in thousands):

		Fair Value of Asset (Liability)
		March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2012	2011
Foreign exchange contracts	Other Assets	$1	$85
Foreign exchange contracts	Accrued Liabilities	(324)	(439)

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2012	2011
Foreign exchange contracts	Other Assets	$16	$3
Foreign exchange contracts	Accrued Liabilities	(502)	(1,046)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

11.	Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2012	2011
Accrued payroll	$19,072	$17,966
Interest payable	2,228	2,600
Accrued workers compensation	1,220	1,719
Accrued income taxes payable	4,715	2,622
Accrued postretirement benefit obligation	855	1,021
Accrued health insurance	3,179	3,912
Accrued general and product liability costs	4,039	4,065
Customer advances and deposits	15,033	11,122
Other accrued liabilities	11,372	11,428
	$61,713	$56,455

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2012	2011
Accumulated postretirement benefit obligation	$6,221	$7,812
Accrued general and product liability costs	16,497	16,511
Accrued pension cost	64,279	31,467
Accrued workers compensation	1,202	1,717
Deferred income tax	4,522	4,702
Other non-current liabilities	6,422	6,436
	$99,143	$68,645

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

12.	Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2012	2011
Capital lease obligations	$4,842	$6,037
Other senior debt	-	28
Total senior debt	4,842	6,065
7 7/8% Senior Subordinated Notes due February 1, 2019 with interest payable in semi-annual installments (net of the unamortized discount of $1,860 and $2,133, respectively)	148,140	147,867
Total	$152,982	$153,932
Less current portion	1,093	1,116
	$151,889	$152,816

The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending December 31, 2013.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $70,286,000, net of outstanding borrowings of $0 and outstanding letters of credit, issued under the credit facility, of $14,714,000, as of March 31, 2012. The outstanding letters of credit at March 31, 2012 consisted of $5,425,000 in commercial letters of credit (including a significant letter of credit related to a large customer order, amounting to $2,590,000, which matures in May 2012) and $9,289,000 of standby letters of credit.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 150 or 50 basis points, respectively, based on the Company’s leverage ratio at March 31, 2012. The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of March 31, 2012. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x, and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

The Company entered into a third amendment to its Revolving Credit Facility on July 15, 2011 to: (i) make reductions in the ‘Applicable Rate’ grid, in recognition of improved market conditions, resulting in lower unused, Libor and Base Rate borrowing and letters of credit fees at various levels in the grid, based on the Total Leverage Ratio; (ii) amend the definition of Total Funded Indebtedness to exclude commercial letters of credit (Total funded indebtedness is used in the calculation of the Total Leverage Ratio covenant); (iii) allow for letters of credit to be issued for any period up to 5 days prior to the expiry date of the Revolving Credit Facility and a “basket” of $20,000,000 for letters of credit which may expire up to 1 year past the expiry date; (iv) permit a general lien “basket” of $2,500,000; (v) extend the expected date for consummation of a pre-approved specific acquisition and divestiture, and (vi) increase the general Investments “basket” by $5,000,000 to $30,000,000.

The Company entered into a fourth amendment to its Revolving Credit Facility on February 13, 2012 in relation to a proposed change in its global legal entity structure. The amendment: (i) permits the Company to pledge 65% of the stock of a newly created Dutch holding company as consideration for release of the pledge of 65% of the stock of an existing non-U.S. subsidiary; (ii) increases the “basket” for investments in the Company’s subsidiaries, that are not loan parties, by $20,000,000 to $30,000,000 and; (iii) permits the newly created Dutch holding company to operate as a treasury center.

COLUMBUS McKINNON CORPORATION

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

On June 2, 2011 the Company exchanged $150,000,000 of its outstanding Unregistered 7 7/8% Notes due 2019 for a like principal amount of its 7 7/8% Notes due 2019, registered under the Securities Act of 1933, as amended (7 7/8% Notes).  All of the Unregistered 7 7/8% Senior Subordinated Notes due 2019 were exchanged in the transaction.  The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

The carrying amount of the Company’s revolving credit facility, notes payable to banks, and other senior debt approximate their fair values based on current market rates. The Company’s 7 7/8% Notes, which have a par value of $150,000,000 at March 31, 2012, have an approximate fair value of $156,000,000 based on quoted market prices.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $4,842,000 and $6,037,000 as of March 31, 2012 and 2011, respectively, are included in senior debt in the consolidated balance sheets.

The principal payments scheduled to be made as of March 31, 2012 on the above debt are as follows (in $ thousands):

2013	$1,093
2014	1,059
2015	1,372
2016	412
2017	449
Thereafter	150,457
$154,842

The Company’s Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company’s other senior debt consists primarily of capital lease obligations as described above.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31,  2012, significant unsecured credit lines totaled approximately $10,361,000, of which $112,000 was drawn.

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

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$177,760	$168,918
Curtailment	(3,256)	-
Amendment	648	-
Service cost	3,530	3,368
Interest cost	10,010	9,738
Actuarial loss	36,723	4,583
Benefits paid	(9,165)	(9,655)
Foreign exchange rate changes	(1,037)	808
Benefit obligation at end of year	$215,213	$177,760

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Change in plan assets:
Fair value of plan assets at beginning of year	$145,394	$132,136
Actual gain on plan assets	8,032	15,010
Employer contribution	5,974	7,796
Benefits paid	(9,165)	(9,655)
Foreign exchange rate changes	(145)	107
Fair value of plan assets at end of year	$150,090	$145,394

Funded status	$(65,123)	$(32,366)
Unrecognized actuarial loss	76,600	43,620
Unrecognized prior service cost	415	1,018
Net amount recognized	$11,892	$12,272

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2012	2011
Accrued liabilities	$(844)	$(899)
Other non-current liabilities	(64,279)	(31,467)
Deferred tax effect of accumulated other comprehensive loss	18,511	17,751
Accumulated other comprehensive loss	58,504	26,887
Net amount recognized	$11,892	$12,272

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

In fiscal 2013, an estimated net loss of $6,096,000 and prior service cost of $162,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:

	2012	2011	2010
Service costs—benefits earned during the period	$3,530	$3,368	$3,687
Interest cost on projected benefit obligation	10,010	9,738	9,950
Expected return on plan assets	(10,704)	(9,865)	(7,479)
Net amortization	3,591	3,572	4,210
Curtailment/settlement loss	1,120	23	2,417
Net periodic pension cost	$7,547	$6,836	$12,785

In fiscal 2010, the Company recorded a curtailment loss on the statement of operations within restructuring charges.  Refer to Note 17 for further discussion.

In fiscal 2012, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  The Company also amended one of its pension plans with its non-union employees.  Within cost of products sold for fiscal 2012, the Company recorded a curtailment charge of $1,120,000 resulting from the amendments.

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2012	2011
Projected benefit obligation	$215,213	$177,760
Fair value of plan assets	150,090	145,394

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2012	2011
Accumulated benefit obligation	$206,985	$172,830
Fair value of plan assets	150,090	145,394

Unrecognized gains and losses are amortized through March 31, 2012 on a straight-line basis over the average remaining service period of active participants.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2012	2011	2010
Discount rate	4.70%	5.75%	6.00%
Expected long-term rate of return on plan assets	7.50	7.50	7.50
Rate of compensation increase	2.00	2.00	2.00

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2013	2012	2011
Equity securities	70%	63%	61%
Fixed income	30%	37%	39%
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of major US and international equity indexes and an aggregate bond fund. The shift to the targeted allocation is the result of management’s re-evaluation of its investment allocation. The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts will be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2013.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $10,400,000 to its pension plans in fiscal 2013.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (in $ thousands):

2013	$9,537
2014	9,737
2015	10,375
2016	10,878
2017	11,389
2018-2022	66,325

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$8,833	$9,078
Interest cost	388	476
Actuarial gain	(1,669)	(93)
Benefits paid	(476)	(628)
Benefit obligation at end of year	$7,076	$8,833

Funded status	$(7,076)	$(8,833)
Unrecognized actuarial loss	1,940	3,768
Net amount recognized	$(5,136)	$(5,065)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2012	2011
Accrued liabilities	$(855)	$(1,021)
Other non-current liabilities	(6,221)	(7,812)
Deferred tax effect of accumulated other comprehensive loss	1,507	1,507
Accumulated other comprehensive loss	433	2,261
Net amount recognized	(5,136)	(5,065)

In fiscal 2013, an estimated net loss of $143,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2012, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2012	2011	2010
Service cost—benefits attributed to service during the period	$-	$-	$-
Interest cost	388	476	586
Net amortization	158	301	313
Net periodic postretirement benefit cost	$546	$777	$899

For measurement purposes, healthcare costs are assumed to increase 8.0% in fiscal 2013, grading down over time to 5.0% in six years. The discount rate used in determining the accumulated postretirement benefit obligation was 4.70% and 5.75% as of March 31, 2012 and 2011, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2013	$855
2014	832
2015	779
2016	735
2017	697
2018-2022	2,705

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$21	$(19)
Effect on postretirement obligation	423	(379)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer or their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2012 was $254,000 and the liability at March 31, 2012 is $3,715,000 with 3,575,000 included in other non-current liabilities and $140,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $2,109,000 at March 31, 2012 and is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,344,000, $389,000, and $340,000 for the years ended March 31, 2012, 2011 and 2010, respectively. Due to the significant global economic downturn, the Company significantly reduced its contribution to the defined contribution plans in fiscal 2010 and 2011.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2012	2011
Asset categories:
Equity securities	$94,587	$88,556
Fixed income securities	55,373	55,690
Cash equivalents	130	1,148
Total	$150,090	$145,394

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant other observable inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$46,939	$47,648	$-	$94,587
Fixed income securities	38,892		16,481	55,373
Cash equivalents	130		-	130
Total	$85,961	$47,648	$16,481	$150,090

Level 1 fixed income securities consist of fixed income mutual funds with quoted market prices.

Level 2 equity securities consist of short term investments stated at net asset value which approximates fair value.

Fair value of Level 3 fixed income securities at the beginning of the year was $15,872,000. During fiscal 2012 fixed income securities earned investment return of $1,037,000 and had disbursements of $428,000 resulting in an ending balance of $16,481,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP.

Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $416,000, $466,000, and $408,000 in fiscal 2012, 2011 and 2010, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2012 and 2011, 440,000 and 513,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. At March 31, 2012 and 2011, 61,000 and 88,000 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares at amounted to $991,000 and $1,626,000 at March 31, 2012 and March 31, 2011, respectively.

15.	Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 184,000,  249,000 and 193,000 common shares were not included in the computation of diluted loss per share for fiscal 2012, 2011 and 2010, respectively,  because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2012	2011	2010

Income (loss) from continuing operations	$25,915	$(36,346)	$(7,544)
Income from discontinued operations (net of tax)	1,052	396	531
Net income (loss)	$26,967	$(35,950)	$(7,013)

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	19,272	19,047	18,963
Effect of dilutive employee stock options, RSU's and performance shares	240	-	-
Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	19,512	19,047	18,963

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 14).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Stock Plans

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Prior to the adoptions of the 2010 Long Term Incentive Plan, the Company maintained several different stock plans, specifically: 1995 Incentive Stock Option Plan, Non-Qualified Stock Option Plan, Restricted Stock Plan and 2006 Long Term Incentive Plan, collectively referred to as the “Prior Stock Plans”.  The specifics of each of these plans are discussed below.

Stock based compensation expense was $2,913,000, $2,484,000, and $1,824,000 for fiscal 2012, 2011 and 2010, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

On July 26, 2010, the shareholders of the Company approved the 2010 Long Term Incentive Plan (“LTIP”).  The Company grants share based compensation to eligible participants under the LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 1,250,000 including shares not previously authorized for issuance under any of the Prior Stock Plans and any shares not issued or subject to outstanding awards under the Prior Stock Plans.  As of March 31, 2012, 1,099,000 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

Stock Option Plans

Existing prior to the adoption of the LTIP, the Company maintained two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan).  Effective with adoption of the LTIP no new grants can be made from the Non-Qualified Plan or the Incentive Stock Plan.  Options outstanding under the Non-Qualified Plan or the Incentive Stock Plan generally become exercisable over a four-year period at a rate of 25% per year commencing one year from the date of grant and exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the Non-Qualified Plan or the Incentive Stock Plan are exercisable not earlier than one year and not later than ten years from the date such option was granted.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2012 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2009	725,655	$13.51
Granted	160,700	13.73
Exercised	(45,500)	6.40
Cancelled	(194,596)	$21.11
Outstanding at March 31, 2010	646,259	12.02
Granted	102,772	18.28
Exercised	(6,625)	8.52
Cancelled	(22,323)	$16.51
Outstanding at March 31, 2011	720,083	12.81
Granted	106,674	16.00
Exercised	(171,970)	8.36
Cancelled	(12,780)	16.29
Outstanding at March 31, 2012	642,007	$14.46	5.7	$2,406
Exercisable at March 31, 2012	366,781	$12.31	3.9	$2,163

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2012. The aggregate intrinsic value of outstanding options as of March 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 458,000 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 337,000 exercisable options that were in-the-money at that date. The Company's closing stock price was $16.29 as of March 31, 2012. The total intrinsic value of stock options exercised was $1,466,000, $40,000, and $324,000 during fiscal 2012, 2011 and 2010, respectively. As of March 31, 2012, there are 0 options available for future grants under the two stock option plans.

The fair value of shares that vested was $8.96, $9.33, and $12.32 during fiscal 2012, 2011 and 2010, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2012 was approximately $1,438,000. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2012, $1,464,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.

Exercise prices for options outstanding as of March 31, 2012, ranged from $5.46 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2012:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
Up to $10.00	184,725	$5.47	2.1
$ 10.01 to $20.00	346,004	16.50	8.0
$ 20.01 to $30.00	111,278	23.01	4.5
	642,007	$14.46	5.7

The following table provides certain information with respect to stock options exercisable at March 31, 2012:

	Stock Options Outstanding	Weighted- average Exercise Price
Range of Exercise Prices
Up to $10.00	184,725	$5.47
$ 10.01 to $20.00	89,423	15.24
$ 20.01 to $30.00	92,633	23.13
	366,781	$12.31

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of the options was $9.81, $9.29, and $8.18 for options granted during fiscal 2012, 2011 and 2010, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2012, 2011 and 2010:

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Assumptions:
Risk-free interest rate	0.81%	1.33%	1.97%
Dividend yield—Incentive Plan	0.0%	0.0%	0.0%
Volatility factor	0.598	0.587	0.591
Expected life—Incentive Plan	5.5 years	5.5 years	5.5 years

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2012, 2011 and 2010 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted shares for employees vest ratably based on service one-third after each of years three, four, and five.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2012 is as follows:

	Shares	Weighted- average Grant Date Fair Value
Unvested at April 1, 2009	34,978	$23.95
Granted	78,647	13.30
Vested	(8,600)	22.40
Forfeited	(5,434)	14.55
Unvested at March 31, 2010	99,591	16.21
Granted	95,947	17.87
Vested	(25,318)	15.01
Forfeited	(12,671)	18.30
Unvested at March 31, 2011	157,549	17.25
Granted	68,537	18.22
Vested	(49,254)	17.21
Forfeited	(6,232)	17.76
Unvested at March 31, 2012	170,600	$17.60

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2012 is $1,933,000 and is expected to be recognized over a weighted average period of 3 years.  The fair value of restricted stock units that vested during the year ended March 31, 2012 and 2011  was $1,265,000 and $380,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2012, 2011, and 2010. Performance shares granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance share granted under the LTIP on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table.  Expected volatility is based upon the daily historical volatilities of Columbus McKinnon’s stock and our peer group.  The risk free rate was based on zero coupon government bonds at the time of grant.  The expected term represents the period from the grant date to the end of the three year performance period. The following table provides the weighted-average assumptions used to value performance shares granted during fiscal 2012, 2011, and 2010.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Assumptions:
Risk-free interest rate	0.86%	1.29%	1.21%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.610	0.635	0.641
Expected life	2.86 years	2.87 years	2.87 years

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2012 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2009	45,079	$22.66
Granted	64,614	17.12
Forfeited	(20,059)	19.40
Vested	(8,062)	19.40
Unvested at March 31, 2010	81,572	19.40
Granted	46,057	21.93
Forfeited	(21,014)	25.93
Unvested at March 31, 2011	106,615	19.20
Granted	48,123	24.65
Forfeited	(59,620)	17.31
Unvested at March 31, 2012	95,118	$23.36

Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2012 was $1,180,000 and is expected be recognized over a weighted average period of 1.5 years. The fair value of performance shares that vested during the year ended March 31, 2012 and 2011 was $0 for all three years.

Restricted Stock

The Company also maintains a Restricted Stock Plan. The Company charges compensation expense and shareholders’ equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of March 31, 2012, there were no shares available for future grants under the Restricted Stock Plan.

 No restricted stock was granted in fiscal 2012 or fiscal 2011.  As of March 31, 2012, there are 1,000 shares of restricted stock outstanding with a weighted average fair value grant price of $30.72.

Directors Stock

During fiscal 2012, 2011 and 2010, a total of 21,248, 17,664, and 21,536 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $16.99, $15.85, and $13.00 for fiscal 2012, 2011 and 2010, respectively. The expense related to the shares for fiscal 2012, 2011 and 2010 was $420,000, $450,000, and $280,000, respectively.

COLUMBUS McKINNON CORPORATION

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $20,536,000 and $20,576,000 as of March 31, 2012 and 2011, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2012	2011	2010
Accrued general and product liability, beginning of year	$20,576	$23,054	$23,242
Add provision for claims	4,151	6,447	5,061
Deduct payments for claims	(4,191)	(8,925)	(5,249)
Accrued general and product liability, end of year	$20,536	$20,576	$23,054

The per occurrence limits on our self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2012.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2013.

COLUMBUS McKINNON CORPORATION

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $18,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from March 31, 2012.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $12,000,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2012. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,500,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,500,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2012. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

17.	Restructuring Charges

Beginning in fiscal 2010, as part of the business reorganization plan, the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process included the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures and downsizing resulted in a reduction of approximately 500,000 square feet of manufacturing space. Restructuring charges recorded in the year ended March 31, 2011 relate to the continuation of the consolidation of the North American hoist and rigging operations. Charges recorded in the year ended March 31, 2011 included a write off of production supplies in the amount of $411,000 and other facility related costs of $2,208,000, offset by a gain in the sale of a closed facility in the amount of $419,000.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Also, in fiscal 2010, the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. Charges related to the early retirement program were approximately $5,732,000 and consist of two benefits: a paid leave of absence and an enhanced pension benefit. The payments for the paid leave of absence are being made to the employees in installments on their regular pay dates. Charges for the enhanced pension benefit of $2,012,000 are recorded in long-term pension liabilities. Long-term pension liabilities are included in other non-current liabilities on the consolidated balance sheets.

During the year ended March 31, 2012, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in one-time termination benefits recorded as restructuring costs during the year ended March 31, 2012.  These restructuring charges were fully paid by March 31, 2012.

During year ended March 31, 2012, the Company recognized a gain of $1,462,000 on the sale of a previously closed manufacturing facility.  The gain was recorded as a credit to restructuring expenses.

The following provides a reconciliation of the activity related to restructuring reserves (in thousands):

	Employee	Facility	Total
Balance at March 31, 2009	$1,302	$-	$1,302
Fiscal 2010 restructuring charges	11,475	5,044	16,519
Cash payments	(7,592)	(3,209)	(10,801)
Reclassification of long-term pension liability	(2,430)	-	(2,430)
Fixed asset impairment	-	(1,835)	(1,835)
Balance at March 31, 2010	$2,755	$-	$2,755
Fiscal 2011 restructuring charges	-	2,200	2,200
Cash payments	(2,708)	(1,789)	(4,497)
Write-off of production supplies	-	(411)	(411)
Balance at March 31, 2011	$47	$-	$47
Fiscal 2012 restructuring charges	413	-	413
Cash payments	(460)	-	(460)
Balance at March 31, 2012	$-	$-	$-

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

18.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the difference were as follows:

	Year Ended March 31,
	2012	2011	2010
Expected tax at 35%	$11,485	$1,773	$(4,511)
State income taxes net of federal expense (benefit)	253	(936)	(238)
Foreign taxes less than statutory provision	(1,012)	(683)	(1,081)
Permanent items	(211)	(119)	229
Valuation allowance	(4,315)	42,983	-
Research & development credits	-	(812)	-
Other	696	(795)	256
Actual tax provision (benefit)	$6,896	$41,411	$(5,345)

	Year Ended March 31,
	2012	2011	2010
Current income tax expense (benefit):
United States Federal	$487	$(4,229)	$-
State taxes	269	49	913
Foreign	7,050	4,818	2,417
Deferred income tax expense (benefit):
United States	130	40,621	(7,745)
Foreign	(1,040)	152	(930)
	$6,896	$41,411	$(5,345)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2012	2011
Deferred tax assets:
Federal net operating loss carryforwards	$5,107	$10,709
State and foreign net operating loss carryforwards	4,217	5,189
Employee benefit plans	23,262	10,795
Insurance reserves	8,722	9,048
Accrued vacation and incentive costs	3,389	3,408
Federal tax credit carryforwards	7,568	6,584
Equity compensation	1,797	1,680
Other	4,164	2,012
Valuation allowance	(53,325)	(45,836)
Gross deferred tax assets	4,901	3,589
Deferred tax liabilities:
Inventory reserves
Property, plant, and equipment	(2,283)	(1,822)
Intangible assets	(4,272)	(4,916)
Gross deferred tax liabilities	(6,555)	(6,738)
Net deferred tax liabilities	$(1,654)	$(3,149)

During 2011, the Company recorded a non-cash charge of $42,983,000 (or $2.26 per diluted share) included within its provision for income taxes.  This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S and three of the Company’s subsidiaries is necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

The valuation allowance includes $1,358,000 and $1,240,000 related to foreign net operating losses at March 31, 2012 and 2011, respectively. The increase in foreign valuation allowance is primarily due to net operating losses in two of the Company’s subsidiaries.  The Company’s valuation allowance related to foreign subsidiaries’ net operating losses have lives that range from five years to indefinite.

The federal net operating losses have expiration dates ranging from 2030 to 2031. The state net operating losses have expiration dates ranging from 2015 through 2030.  The federal tax credits have expiration dates starting in 2013.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2012	2011
Net current deferred tax asset	$44	$336
Net non-current deferred tax asset	2,824	1,217
Net non-current deferred tax liability	(4,522)	(4,702)
Net deferred tax liability	$(1,654)	$(3,149)

The net current deferred tax assets are included in prepaid expenses. Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $18,590,000, $12,403,000, and $8,769,000 for the years ended March 31, 2012, 2011, and 2010, respectively. Income from discontinued operations reported in the statements of operations is net of tax expense of $0, $243,000, and $326,000 for the years ended March 31, 2012, 2011, and 2010, respectively. As of March 31, 2012, the Company had unrecognized deferred tax liabilities related to approximately $94,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2012 and 2011. The tax benefits to the Company from these transactions, recorded in additional paid-in capital rather than recognized as a reduction of income tax expense, were $0 and $68,000 in 2012 and 2011, respectively. This tax shortfall has also been recognized in the consolidated balance sheet as an increase in deferred tax assets.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2012	2011	2010
Beginning balance	$2,647	$3,577	$3,546
Additions for prior year tax positions	-	27	20
Additions for current year tax positions	30	93	260
Reductions for prior year tax positions	(45)	(928)	(33)
Settlements	(112)	-	-
Foreign currency translation	(44)	32	(90)
Lapses in statute limitations	(48)	(154)	(126)
Ending balance	$2,428	$2,647	$3,577

The Company had $176,000 and $96,000 accrued for the payment of interest and penalties at March 31, 2012 and 2011, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

Substantially all of the unrecognized tax benefits as of March 31, 2012 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for 2009 and 2010 resulting in no adjustments. Current examinations include various state audits.

The Company’s major jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2011 and in Germany for tax years prior to December 31, 2006.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to March 31, 2013.

19.	Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2012, 2011, and 2010 was $6,832,000, $7,195,000, and $5,463,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2012 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2013	$3,060	$1,504	$4,564
2014	2,237	1,188	3,425
2015	1,725	693	2,418
2016	1,359	425	1,784
2017	357	79	436
Thereafter	850	-	850
Total	$9,588	$3,889	$13,477

20.	Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company has reclassified certain balances in its March 31, 2011 summary financial information to reflect the liquidation of a subsidiary effective as of that date.  The reclassifications have no impact on the Company’s consolidated financial statements.

As of and for the year ended March 31, 2012:

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
As of March 31, 2012:
Current assets:
Cash	$50,246	$5,717	$33,510	$-	$89,473
Trade accounts receivable	44,375	5,579	38,688	-	88,642
Inventories	29,161	20,087	61,347	(2,540)	108,055
Prepaid expenses	5,398	502	4,004	545	10,449
Total current assets	129,180	31,885	137,549	(1,995)	296,619
Net property, plant, and equipment	32,679	13,050	15,980	-	61,709
Goodwill and other intangibles, net	40,906	31,025	50,295	-	122,226
Intercompany balances	(35,790)	96,759	(61,149)	180	-
Other non-current assets	6,449	784	27,620	-	34,853
Investment in subsidiaries	228,138	-	-	(228,138)	-
Total assets	$401,562	$173,503	$170,295	$(229,953)	$515,407

Current liabilities	$37,480	$18,772	$49,472	$(1,815)	$103,909
Long-term debt, less current portion	148,140	1,961	1,788	-	151,889
Other non-current liabilities	55,476	6,842	36,825	-	99,143
Total liabilities	241,096	27,575	88,085	(1,815)	354,941
Shareholders’ equity	160,466	145,928	82,210	(228,138)	160,466
Total liabilities and shareholders’ equity	$401,562	$173,503	$170,295	$(229,953)	$515,407

For the Year Ended March 31, 2012:
Net sales	$225,259	$163,207	$258,288	$(54,809)	$591,945
Cost of products sold	165,938	140,690	182,408	(54,809)	434,227
Gross profit	59,321	22,517	75,880	-	157,718
Selling, general and administrative expenses	39,497	17,554	54,486	-	111,537
Restructuring (gain) charges, net	(1,450)	-	413	-	(1,037)
Amortization of intangibles	111	-	1,963	-	2,074
Income from operations	21,163	4,963	19,018	-	45,144
Interest and debt expense	12,432	1,394	388	-	14,214
Cost of bond redemptions	-	-	-	-	-
Other (income) and expense, net	(821)	42	(1,102)	-	(1,881)
Income from continuing operations before income tax expense	9,552	3,527	19,732	-	32,811
Income tax expense	838	94	5,964	-	6,896
Equity in income from continuing operations of subsidiaries	17,201	-	-	(17,201)	-
Income from continuing operations	25,915	3,433	13,768	(17,201)	25,915
Income from discontinued operations	1,052	-	-	-	1,052
Net income	$26,967	$3,433	$13,768	$(17,201)	$26,967

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2012:
Operating activities:
Cash provided by operating activities	$7,042	$8,820	$7,725	$-	$23,587
Investing activities:
Sales of marketable securities, net	-	-	557	-	557
Capital expenditures	(7,640)	(2,869)	(3,256)	-	(13,765)
Proceeds from sale of assets	1,971	-	-	-	1,971
Purchase of business	-	-	(3,356)	-	(3,356)
Net cash used for investing activities from continuing operations	(5,669)	(2,869)	(6,055)	-	(14,593)
Net cash provided by investing activities from discontinued operations	1,052	-	-	-	1,052
Net cash used for investing activities	(4,617)	(2,869)	(6,055)	-	(13,541)
Financing activities:
Proceeds from exercise of stock options	1,436	-	-	-	1,436
Net repayments under revolving line-of-credit agreements	-	-	(361)	-	(361)
Repayment of long-term debt	-	(240)	(796)	-	(1,036)
Dividends paid	-	-	-	-	-
Other	435	-	-	-	435
Net cash provided by (used for) financing activities	1,871	(240)	(1,157)	-	474
Effect of exchange rate changes on cash	-	-	(1,186)	-	(1,186)
Net change in cash and cash equivalents	4,296	5,711	(673)	-	9,334
Cash and cash equivalents at beginning of year	45,954	7	34,178	-	80,139
Cash and cash equivalents at end of year	$50,250	$5,718	$33,505	$-	$89,473

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
As of March 31, 2011:
Current assets:
Cash	$45,954	$7	$34,178	$-	$80,139
Trade accounts receivable	41,395	32	36,317	-	77,744
Inventories	25,937	18,497	47,597	(2,000)	90,031
Prepaid expenses	(4,407)	698	16,404	1,599	14,294
Total current assets	108,879	19,234	134,496	(401)	262,208
Net property, plant, and equipment	30,451	11,866	17,043	-	59,360
Goodwill and other intangibles, net	40,953	31,025	52,166	-	124,144
Intercompany balances	(19,058)	91,245	(72,773)	586	-
Other non-current assets	4,278	4,152	26,492	(1,762)	33,160
Investment in subsidiaries	203,516	-	-	(203,516)	-
Total assets	$369,019	$157,522	$157,424	$(205,093)	$478,872

Current liabilities	$35,792	$15,774	$44,523	$(824)	$95,265
Long-term debt, less current portion	147,867	2,235	2,714	-	152,816
Other non-current liabilities	23,214	8,506	37,678	(753)	68,645
Total liabilities	206,873	26,515	84,915	(1,577)	316,726
Shareholders’ equity	162,146	131,007	72,509	(203,516)	162,146
Total liabilities and shareholders’ equity	$369,019	$157,522	$157,424	$(205,093)	$478,872

For the Year Ended March 31, 2011:
Net sales	$197,391	$148,905	$217,724	$(39,955)	$524,065
Cost of products sold	163,215	121,852	152,901	(39,955)	398,013
Gross profit	34,176	27,053	64,823	-	126,052
Selling, general and administrative expenses	31,453	21,763	50,286	-	103,502
Restructuring charges	2,089	-	111	-	2,200
Amortization of intangibles	118	3	1,657	-	1,778
Income from operations	516	5,287	12,769	-	18,572
Interest and debt expense	11,739	1,436	357	-	13,532
Cost of bond redemptions	3,939	-	-	-	3,939
Other (income) and expense, net	(1,225)	21	(2,760)	-	(3,964)
(Loss) income from continuing operations before income tax expense	(13,937)	3,830	15,172	-	5,065
Income tax expense	32,951	3,125	5,273	62	41,411
Equity in income from continuing operations of subsidiaries	10,542	-	-	(10,542)	-
(Loss) income from continuing operations	(36,346)	705	9,899	(10,604)	(36,346)
Income from discontinued operations	396	-	-	-	396
Net (loss) income	$(35,950)	$705	$9,899	$(10,604)	$(35,950)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2011:
Operating activities:
Cash provided by (used for) operating activities	$2,052	$2,489	$(638)	$(623)	$3,280
Investing activities:
Proceeds from sales of marketable securities, net	712	-	5,909	-	6,621
Capital expenditures	(8,562)	(1,673)	(2,308)	-	(12,543)
Proceeds from sale of assets	1,182	-	-	-	1,182
Net cash (used for) provided by investing activities from continuing operations	(6,668)	(1,673)	3,601	-	(4,740)
Net cash provided by investing activities from discontinued operations	396	-	-	-	396
Net cash (used for) provided by investing activities	(6,272)	(1,673)	3,601	-	(4,344)
Financing activities:
Proceeds from exercise of stock options
Payment of tender fees	(3,154)	-	-	-	(3,154)
Net repayments under revolving line-of-credit agreements	-	-	(337)	-	(337)
Repayment of long-term debt	(124,855)	(210)	(752)	-	(125,817)
Proceeds from the issuance of long-term debt	147,844	-	-	-	147,844
Deferred financing costs incurred	(3,185)	-	-	-	(3,185)
Dividends paid	-	-	-	-	-
Other	443	(774)	-	774	443
Net cash provided by (used for) financing activities	17,093	(984)	(1,089)	774	15,794
Effect of exchange rate changes on cash	-	151	1,441	(151)	1,441
Net change in cash and cash equivalents	12,873	(17)	3,315	-	16,171
Cash and cash equivalents at beginning of year	33,081	24	30,863	-	63,968
Cash and cash equivalents at end of year	$45,954	$7	$34,178	$-	$80,139

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2010:
Net sales	$193,784	$117,854	$192,326	$(27,781)	$476,183
Cost of products sold	158,571	94,906	135,245	(28,478)	360,244
Gross profit	35,213	22,948	57,081	697	115,939
Selling, general and administrative expenses	41,397	13,651	46,308	-	101,356
Restructuring charges	15,316	-	1,203	-	16,519
Amortization of intangibles	119	3	1,754	-	1,876
(Loss) income from operations	(21,619)	9,294	7,816	697	(3,812)
Interest and debt expense	11,865	493	867	-	13,225
Other (income) and expense, net	(1,893)	(1,033)	(1,222)	-	(4,148)
(Loss) income from continuing operations before income tax (benefit) expense	(31,591)	9,834	8,171	697	(12,889)
Income tax (benefit) expense	(9,963)	2,739	1,687	192	(5,345)
Equity in income from continuing operations of subsidiaries	14,084	-	-	(14,084)	-
(Loss) income from continuous operations	(7,544)	7,095	6,484	(13,579)	(7,544)
Income from discontinued operations	531	-	-	-	531
Net (loss) income	$(7,013)	$7,095	$6,484	$(13,579)	$(7,013)

For the Year Ended March 31, 2010:
Operating activities:
Cash provided by (used for) operating activities	28,418	(665)	16,198	(14,084)	29,867
Investing activities:
Purchases of marketable securities, net	(414)	-	2,236	-	1,822
Capital expenditures	(4,933)	(1,674)	(638)	-	(7,245)
Investment in subsidiaries	(14,084)	-	-	14,084	-
Proceeds from sale of assets	-	2,407	1,135	-	3,542
Net cash (used for) provided by investing activities from continuing operations	(19,431)	733	2,733	14,084	(1,881)
Net cash provided by investing activities from discontinued operations	531	-	-	-	531
Net cash (used for) provided by investing activities	(18,900)	733	2,733	14,084	(1,350)
Financing activities:
Proceeds from exercise of stock options	291	-	-	-	291
Net repayments under revolving line-of-credit agreements .	-	-	(3,946)	-	(3,946)
Repayment of debt	-	(130)	(834)	-	(964)
Deferred financing costs incurred	(1,258)	-	-	-	(1,258)
Other	390	69	-	-	459
Net cash used for financing activities	(577)	(61)	(4,780)	-	(5,418)
Effect of exchange rate changes on cash	-	(13)	1,646	-	1,633
Net change in cash and cash equivalents	8,941	(6)	15,797	-	24,732
Cash and cash equivalents at beginning of year	24,140	30	15,066	-	39,236
Cash and cash equivalents at end of year	$33,081	$24	$30,863	$-	$63,968

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

21.	Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2012	2011	2010
Net sales:
United States	$345,451	$315,219	$291,564
Europe	177,976	159,363	149,872
Canada	23,495	16,847	12,081
Other	45,023	32,636	22,666
Total	$591,945	$524,065	$476,183

	Year Ended March 31,
	2012	2011	2010
Total assets:
United States	$309,624	$282,925	$302,210
Europe	153,021	152,020	139,064
Canada	18,304	17,722	13,943
Other	34,458	26,205	26,280
Total	$515,407	$478,872	$481,497

	Year Ended March 31,
	2012	2011	2010
Long-lived assets:
United States	$117,660	$114,295	$111,369
Europe	61,144	64,015	64,458
Other	$5,131	$5,194	$5,444
Total	$183,935	$183,504	$181,271

Note: Long-lived assets include net property, plant, and equipment and goodwill and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2012	2011	2010

Hoists	$351,725	$287,905	$252,824
Chain and forged attachments	104,143	108,590	95,862
Industrial cranes	41,816	39,715	41,170
Other	94,261	87,855	86,327
Total	$591,945	$524,065	$476,183

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

22.	Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2012 and 2011:

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2011	2011	2011	2012
Net sales	$139,760	$149,863	$142,750	$159,572
Gross profit	35,642	39,231	38,603	44,242
Income from operations	7,213	12,314	12,000	13,617
Net income	$2,779	$6,676	$8,515	$8,997

Net income per share – basic	$0.14	$0.35	$0.44	$0.47

Net income per share – diluted	$0.14	$0.34	$0.44	$0.46

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2011
Net sales	$119,087	$132,312	$128,696	$143,970
Gross profit	28,015	31,241	29,351	37,445
Income from operations	1,136	5,185	2,950	9,301
Net (loss) income (1)	$(722)	$1,868	$(39,639)	$2,543

Net (loss) income per share – basic	$(0.04)	$0.10	$(2.08)	$0.13

Net (loss) income per share – diluted	$(0.04)	$0.10	$(2.08)	$0.13

(1)
During the quarter ended December 31, 2010, the Company recorded a non-cash charge of $39,700,000 included within its provision for income taxes.  This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary.

Note: The per-share net income (loss) for the four quarters combined may not equal the per share net loss for the year due to rounding.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

23.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2012	2011
Net unrealized investment gain – net of tax	$2,580	$1,379
Adjustment to pension liability– net of tax	(58,504)	(26,887)
Adjustment to other postretirement obligations – net of tax	(325)	(2,103)
Adjustment to split-dollar life insurance arrangements – net of tax	(1,981)	(2,029)
Foreign currency translation adjustment – net of tax	4,388	9,009
Derivatives qualifying as hedges – net of tax	(65)	181
Accumulated other comprehensive loss	$(53,907)	$(20,450)

The deferred taxes associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $438,000 and $952,000 for 2012 and 2011 respectively.  Refer to Note 18 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

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

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2012	2011	2010
Net unrealized investment gain (loss) at beginning of year	$1,379	$1,708	$(317)
Unrealized holdings gain arising during the period	1,201	1,484	2,393
Reclassification adjustments for gain included in earnings	-	(1,813)	(368)
Net change in unrealized gain (loss) on investments	1,201	(329)	2,025
Net unrealized investment gain at end of year	$2,580	$1,379	$1,708

24.	Effects of New Accounting Pronouncements

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. We are currently evaluating the impact this update will have on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendment permits entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing relevant events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to follow the existing provisions of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the new guidance for our annual goodwill impairment test, which we tested as of our measurement date of February 29, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2012, 2011 and 2010
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Year ended March 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,166	$844	$-		$1,265	(1)	$2,745
Deferred tax asset valuation allowance	45,836	(4,315)	11,804	(3)	-		53,325
Total	$49,002	$(3,471)	$11,804		$1,265		$56,070
Reserves on balance sheet:
Accrued general and product liability costs	$20,576	$4,151	$-		$4,191	(2)	$20,536

Year ended March 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,240	$627	$-		$1,701	(1)	$3,166
Deferred tax asset valuation allowance	1,609	42,983	1,244		-		45,836
Total	$5,849	$43,610	$1,244		$1,701		$49,002
Reserves on balance sheet:
Accrued general and product liability costs	$23,054	$6,447	$-		$8,925	(2)	$20,576

Year ended March 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,338	$553	$-		$1,651	(1)	$4,240
Deferred tax asset valuation allowance	1,594	-	15		-		1,609
Total	$6,932	$553	$15		$1,651		$5,849
Reserves on balance sheet:
Accrued general and product liability costs	$23,242	$5,061	$-		$5,249	(2)	$23,054

(1)	Uncollectible accounts written off, net of recoveries
(2)	Insurance claims and expenses paid
(3)	Charged against accumulated other comprehensive loss

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

 The effectiveness of the Company’s internal control over financial reporting as of March 31, 20121 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012, and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 30, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2012 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2012 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2012 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2012 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2012 and upon the filing of such Proxy Statement, is incorporated by reference herein.

 PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	92

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

#10.22
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

#10.24
Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated  March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.25
Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.26
Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

#10.27
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

#10.28
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.29
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

#10.30
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

#10.32
Amendment No. 11 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 31, 2005 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.33
Amendment No. 12 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 27, 2005 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.34
Amendment No. 13 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2006 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

#10.35
Amendment No. 14 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2007 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

#10.36
Amendment No. 15 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated January 29, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.37
Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.38
Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

#10.39
Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.40
Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.41
Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.42
Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

#10.43
Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated February 28, 2004 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.44
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 17, 2005 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.45
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.46
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).

#10.47
Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated April 21, 2008 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

#10.48
Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.49
Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement Effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.50	Employment agreement with Wolfgang Wegener dated December 31, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

#10.51
Columbus McKinnon Corporation 2006 Long Term Incentive Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

#10.52
Amendment No. 1 to the Columbus McKinnon Corporation 2006 Long Term Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.53
Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Karen L. Howard, Joseph J. Owen, Richard A. Steinberg, Timothy R. Harvey, Gene Buer, and Chuck Giesige.

#10.54
Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Karen L. Howard, Joseph J. Owen, Richard A. Steinberg, Timothy R. Harvey, Gene Buer, and Chuck Giesige.

# 10.55	Fourth amended and restated credit agreement dated as of December 31, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010)

#10.56	2010 Long Term Incentive Plan effective July 26, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 12, 2010.

#10.57
First Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010)

#10.58
Second Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2010)

#10.59	Indenture related to the Company’s 7.875% Senior Subordinated Notes due 2019 (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

#10.60
Supplemental Indenture related to the Company’s subsidiary guarantors as defined in the Indenture agreement related to the Company’s 7.875% Senior Subordinated Notes due 2019 (incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

#10.61
Third Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2011)

#10.62
Fourth Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2012)

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

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith
#     Indicates a Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2012

COLUMBUS McKINNON CORPORATION

	By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2012
Timothy T. Tevens

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 30, 2012
Gregory P. Rustowicz

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	May 30, 2012
Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	May 30, 2012
Richard H. Fleming

/s/ Nicholas T. Pinchuk	Director	May 30, 2012
Nicholas T. Pinchuk

/s/ Stephanie K. Kushner	Director	May 30, 2012
Stephanie K. Kusnher

/s/ Linda A. Goodspeed	Director	May 30, 2012
Linda A. Goodspeed

/s/ Stephen Rabinowitz	Director	May 30, 2012
Stephen Rabinowitz

/s/ Christian B. Ragot	Director	May 30, 2012
Christian B. Ragot

/s/ Liam Mccarthy	Director	May 30, 2012
Liam McCarthy