Form 10-Q
period 2012-06-30
COLUMBUS MCKINNON CORP
filed 2012-07-25
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________to

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

The number of shares of common stock outstanding as of July 19, 2012 was:  19,432,439 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2012

Index

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012

	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$82,166	$89,473
Trade accounts receivable	88,994	88,642
Inventories	109,246	108,055
Prepaid expenses and other	12,593	10,449
Total current assets	292,999	296,619
Property, plant, and equipment, net	60,093	61,709
Goodwill	105,273	106,435
Other intangibles, net	14,580	15,791
Marketable securities	25,039	25,393
Deferred taxes on income	2,728	2,824
Other assets	6,089	6,636
Total assets	$506,801	$515,407

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	41	112
Trade accounts payable	36,488	40,991
Accrued liabilities	54,630	61,713
Current portion of long term debt	1,046	1,093
Total current liabilities	92,205	103,909
Senior debt, less current portion	3,386	3,749
Subordinated debt	148,208	148,140
Other non current liabilities	98,748	99,143
Total liabilities	342,547	354,941
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,432,291 and 19,400,526 shares issued and outstanding	193	193
Additional paid in capital	189,915	189,260
Retained earnings	34,331	25,895
ESOP debt guarantee	(868)	(975)
Accumulated other comprehensive loss	(59,317)	(53,907)
Total shareholders' equity	164,254	160,466
Total liabilities and shareholders' equity	$506,801	$515,407

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2012	2011
	(In thousands, except per share data)

Net sales	$153,013	$139,760
Cost of products sold	109,189	104,118
Gross profit	43,824	35,642

Selling expenses	16,366	16,026
General and administrative expenses	14,177	11,452
Restructuring charges	-	430
Amortization of intangibles	499	521
Income from operations	12,782	7,213
Interest and debt expense	3,499	3,504
Investment income	(280)	(262)
Foreign currency exchange (gain) loss	(336)	18
Other income, net	(320)	(181)
Income from continuing operations before income tax expense	10,219	4,134
Income tax expense	1,783	1,355
Net income	8,436	2,779
Retained earnings (accumulated deficit) - beginning of year	25,895	(1,072)
Retained earnings - end of period	$34,331	$1,707

Average basic shares outstanding	19,347	19,173
Average diluted shares outstanding	19,507	19,524

Basic income per share:
Net income	$0.44	$0.14

Diluted income per share:
Net income	$0.43	$0.14

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2012	2011
	(In thousands)

Net income	$8,436	$2,779
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,110)	2,129
Change in derivatives qualifying as hedges, net of deferred tax expense of $0 and $4*	(97)	7
Adjustments
Unrealized holding (loss) gain arising during the period, net of deferred tax expense of $0 and $0*	(286)	242
Reclassification adjustment for gain included in net income, net of deferred tax expense of $0 and $0*	83	58
Total Adjustments	(203)	300
Total other comprehensive (loss) income	(5,410)	2,436
Comprehensive income	$3,026	$5,215

* The zero net deferred tax benefit related to the change in derivatives qualifying as hedges, unrealized holding gains and losses, and reclassification adjustments during the fiscal 2013 and 2012 first quarters relates to the deferred tax asset valuation allowance.

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net income	$8,436	$2,779
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	3,110	2,974
Deferred income taxes and related valuation allowance	13	(47)
Gain on sale of investments	(83)	(106)
Stock-based compensation	664	620
Amortization of deferred financing costs	64	95
Changes in operating assets and liabilities
Trade accounts receivable	(2,090)	(2,976)
Inventories	(4,204)	(6,124)
Prepaid expenses	(2,336)	(391)
Other assets	448	236
Trade accounts payable	(2,964)	1,523
Accrued and non-current liabilities	(4,947)	2,324
Net cash (used for) provided by operating activities	(3,889)	907

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,196	2,102
Purchases of marketable securities	(962)	(2,564)
Capital expenditures	(1,716)	(3,161)
Net cash used for investing activities	(1,482)	(3,623)

FINANCING ACTIVITIES:
Net payments under lines-of-credit	(13)	(79)
Repayment of debt	(211)	(238)
Change in ESOP guarantee	107	109
Net cash used for financing activities	(117)	(208)
Effect of exchange rate changes on cash	(1,819)	549
Net change in cash and cash equivalents	(7,307)	(2,375)
Cash and cash equivalents at beginning of period	89,473	80,139
Cash and cash equivalents at end of period	$82,166	$77,764

Supplementary cash flow data:
Interest paid	$3,437	$3,446
Income taxes paid, net of refunds	$1,663	$2,084

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2012

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2012, the results of its operations for the three month periods ended June 30, 2012 and June 30, 2011, and cash flows for the three months ended June 30, 2012 and June 30, 2011, have been included. Results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2012.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the quarter ended June 30, 2012, approximately 58% of sales were to customers in the U.S.

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  The Company uses quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes and, consequently, the fair value is based on Level 2 inputs. The carrying values of the Company’s senior debt and notes payable to banks approximate fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs. As of June 30, 2012, the Company’s assets and liabilities measured or disclosed at fair value on recurring bases were as follows (in thousands):

Index

	Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$25,039	$25,039	$-	$-
Derivative liabilities	(5)	-	(5)	-
Other equity investments	1,188	1,188	-	-

Assets/(Liabilities) disclosed at fair value:
Subordinated debt	$(159,000)	$-	$(159,000)	$-
Senior debt	(4,432)	-	(4,432)	-
Notes payable to banks	(41)	-	(41)	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.” There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended June 30, 2012.

3.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2012	2012
At cost - FIFO basis:
Raw materials	$60,334	$59,252
Work-in-process	19,314	18,952
Finished goods	50,037	49,315
	129,685	127,519
LIFO cost less than FIFO cost	(20,439)	(19,464)
Net inventories	$109,246	$108,055

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

Index

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the three months ended June 30, 2012 or June 30, 2011.

The following is a summary of available-for-sale securities at June 30, 2012 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Marketable securities	$22,972	$2,182	$115	$25,039

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2012 are as follows (in thousands):

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$1,193	$5
Securities in a continuous loss position for more than 12 months	1,000	110
	$2,193	$115

Net realized gains related to sales of marketable securities were $83,000 and $63,000, in the three-month periods ended June 30, 2012 and June 30, 2011, respectively.

The following is a summary of available-for-sale securities at March 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$23,183	$2,249	$39	$25,393

5.	Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at June 30, 2012 and March 31, 2012.

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

Index

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

We performed our qualitative assessment during the fourth quarter of fiscal year 2012 and determined it was not more likely than not that the fair value of each of our reporting units was less than its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the three months ended June 30, 2012 is as follows (in thousands):

Balance at April 1, 2012	$106,435
Currency translation	(1,162)
Balance at June 30, 2012	$105,273

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2012			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,487	$(1,128)	$4,359	$5,783	$(1,109)	$4,674
Customer relationships	14,045	(4,806)	9,239	14,808	(4,693)	10,115
Other	1,272	(290)	982	1,267	(265)	1,002
Total	$20,804	$(6,224)	$14,580	$21,858	$(6,067)	$15,791

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2013 through 2017 is expected to be approximately $1,700,000.

6.	Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or “AOCL”, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange gain in the Company’s consolidated statement of operations. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company’s consolidated statements of operations.

Index

The Company has foreign currency forward agreements and cross-currency swaps in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $7,766,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,016,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $9,770,000 and all contracts mature within twenty four months of June 30, 2012.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three different counterparties as of June 30, 2012.

The following is the effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2012 and 2011 (in thousands):

June 30,	Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2012	Foreign exchange contracts	$(5)	Cost of products sold	$92
2011	Foreign exchange contracts	135	Cost of products sold	68

June 30,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
2012	Foreign exchange contracts	Foreign currency exchange gain	611
2011	Foreign exchange contracts	Foreign currency exchange gain	151

As of June 30, 2012, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

Index

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of June 30, 2012 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$97
Foreign exchange contracts	Accrued Liabilities	$(226)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$163
Foreign exchange contracts	Accrued Liabilities	$(39)

7.	Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending December 31, 2013.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $73,577,000 net of outstanding borrowings of $0 and outstanding letters of credit of $11,423,000 as of June 30, 2012. The outstanding letters of credit at June 30, 2012 consisted of $2,634,000 in commercial letters of credit and $8,789,000 of standby letters of credit.   Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 150 or 50 basis points, respectively, based on the Company’s leverage ratio at June 30, 2012.  The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of June 30, 2012.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

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

The Company entered into a fourth amendment to its Revolving Credit Facility on February 13, 2012 in relation to a proposed change in its global legal entity structure. The amendment: (i) permits the Company to pledge 65% of the stock of a newly created Dutch holding company as consideration for release of the pledge of 65% of the stock of an existing non-U.S. subsidiary; (ii) increases the “basket” for investments in the Company’s subsidiaries, that are not loan parties, by $20,000,000 to $30,000,000 and (iii) permits the newly created Dutch holding company to operate as a treasury center.

Index

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

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s 7 7/8% Notes, which have a par value of $150,000,000 at June 30, 2012, have an approximate fair value of $159,000,000 based on quoted market prices.

The Company’s Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company’s other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2012, significant unsecured credit lines totalled approximately $9,062,000, of which $41,000 was drawn. In addition to the above facilities, one of our foreign subsidiaries subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $944,000, of which $0 was drawn as of June 30, 2012.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2012 for further information on its debt arrangements.

8.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended
	June 30, 2012	June 30, 2011
Service costs	$605	$846
Interest cost	2,477	2,507
Expected return on plan assets	(2,803)	(2,688)
Net amortization	1,502	1,004
Curtailment (see below)	-	1,172
Net periodic pension cost	$1,781	$2,841

Index

The Company currently plans to contribute approximately $9,875,000 to its pension plans in fiscal 2013.

The following table sets forth the componets of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended
	June 30, 2012	June 30, 2011
Service costs	$-	$-
Interest cost	78	119
Amortization of plan net losses	36	82
Net periodic postretirement cost	$114	$201

During the quarter ended June 30, 2011, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  The Company recorded within cost of products sold at June 30, 2011 a curtailment charge of $1,172,000 resulting from the amendment.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2012.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended
	June 30, 2012	June 30, 2011
Numerator for basic and diluted earnings per share:
Net income (loss)	$8,436	$2,779

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,347	19,173
Effect of dilutive employee stock options and other share-based awards	160	351
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,507	19,524

Stock options and performance shares with respect to 300,000 and 113,000 common shares were not included in the computation of diluted loss per share for June 30, 2012 and 2011, respectively, because they were antidilutive.

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

Index

During the first three months of fiscal 2013 and 2012, a total of 0 and 102,544 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2012, 49,254 shares of restricted stock vested and were issued.

Refer to the Company’s consolidated financial statements included in its Form 10-K for the year ended March 31, 2012 for further information on its earnings per share and stock plans.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $18,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from June 30, 2012.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $12,900,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2012. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,500,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $7,800,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2012. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

11.	Restructuring Charges

During the quarter ended June 30, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in one-time termination benefits recorded as restructuring costs which were fully paid by March 31, 2012.  Total restructuring costs incurred totaled $430,000 for the quarter ended June 30, 2011.

Index

12.	Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 17% and 33% in the quarter ended June 30, 2012 and June 30, 2011, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 17% to 22% for fiscal 2013 based on the forecasted jurisdictional mix of taxable income.

During 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes.  This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S and three of the Company’s international subsidiaries was necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

13.	Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

			Non
As of June 30, 2012	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$53,987	$5	$28,174	$-	$82,166
Trade accounts receivable	42,498	5,442	41,054	-	88,994
Inventories	28,228	21,188	59,830	-	109,246
Other current assets	7,079	553	4,961	-	12,593
Total current assets	131,792	27,188	134,019	-	292,999
Property, plant, and equipment, net	32,599	12,887	14,607	-	60,093
Goodwill and other intangibles, net	40,921	31,025	47,907	-	119,853
Intercompany	(12,538)	75,193	(60,941)	(1,714)	-
Other assets	5,900	783	27,173	-	33,856
Investment in subsidiaries	203,753	-	-	(203,753)	-
Total assets	$402,427	$147,076	$162,765	$(205,467)	$506,801

Current liabilities	34,144	16,416	43,359	(1,714)	92,205
Long-term debt, less current portion	148,208	1,889	1,497	-	151,594
Other non-current liabilities	55,821	6,829	36,098	-	98,748
Total liabilities	238,173	25,134	80,954	(1,714)	342,547
Shareholders' equity	164,254	121,942	81,811	(203,753)	164,254
Total liabilities and shareholders' equity	$402,427	$147,076	$162,765	$(205,467)	$506,801

Index

For the Three months ended June 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$59,170	$43,575	$63,994	$(13,726)	$153,013
Cost of products sold	43,404	36,593	42,918	(13,726)	109,189
Gross profit	15,766	6,982	21,076	-	43,824
Selling, general and administrative expenses	10,637	6,029	13,877	-	30,543
Amortization of intangibles	23	-	476	-	499
	10,660	6,029	14,353	-	31,042
Income from operations	5,106	953	6,723	-	12,782
Interest and debt expense	3,352	52	95	-	3,499
Other (income) and expense, net	(52)	11	(895)	-	(936)
Income before income tax (benefit) expense and equity in income of subsidiaries	1,806	890	7,523	-	10,219
Income tax (benefit) expense	(856)	80	2,559	-	1,783
Equity in income from continuing operations of subsidiaries	5,774	-	-	(5,774)	-
Net income	$8,436	$810	$4,964	$(5,774)	$8,436

Index

For the Three Months Ended June 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$8,436	$810	$4,964	$(5,774)	$8,436
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(5,110)	-	(5,110)
Change in derivatives qualifying as hedges, net of deferred tax expense of $0	12	-	(109)	-	(97)
Adjustments:
Unrealized holding loss arising during the period, net of deferred tax benefit of $0	-	-	(286)	-	(286)
Reclassification adjustment for gain included in net income, net of deferred tax expense of $0	-	-	83	-	83
Total adjustments	-	-	(203)	-	(203)
Total other comprehensive income (loss)	12	-	(5,422)	-	(5,410)
Comprehensive income (loss)	$8,448	$810	$(458)	$(5,774)	$3,026

For the Three months ended June 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash (used for) provided by operating activities	$(816)	$78	$(3,151)	$-	$(3,889)

Investing activities:
Purchase of marketable securities, net	-	-	234	-	234
Capital expenditures	(1,267)	(78)	(371)	-	(1,716)
Net cash used for investing activities	(1,267)	(78)	(137)	-	(1,482)

Financing activities:
Net payments under lines-of-credit	-	-	(13)	-	(13)
Other	112	-	(216)	-	(104)
Net cash provided by (used for) financing activities	112	-	(229)	-	(117)
Effect of exchange rate changes on cash	-	-	(1,819)	-	(1,819)
Net change in cash and cash equivalents	(1,971)	-	(5,336)	-	(7,307)
Cash and cash equivalents at beginning of period	55,958	5	33,510	-	89,473
Cash and cash equivalents at end of period	$53,987	$5	$28,174	$-	$82,166

Index

			Non
As of March 31, 2012	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$55,958	$5	$33,510	$-	$89,473
Trade accounts receivable	44,375	5,579	38,688	-	88,642
Inventories	29,161	20,087	61,347	(2,540)	108,055
Prepaid expenses	5,398	502	4,004	545	10,449
Total current assets	134,892	26,173	137,549	(1,995)	296,619
Property, plant, and equipment, net	32,679	13,050	15,980	-	61,709
Goodwill and other intangibles, net	40,906	31,025	50,295	-	122,226
Intercompany	(41,502)	102,471	(61,149)	180	-
Other non-current assets	6,449	784	27,620	-	34,853
Investment in subsidiaries	228,138	-	-	(228,138)	-
Total assets	$401,562	$173,503	$170,295	$(229,953)	$515,407
	-	-	-	-	-
Current liabilities	$37,480	$18,772	$49,472	$(1,815)	$103,909
Long-term debt, less current portion	148,140	1,961	1,788	-	151,889
Other non-current liabilities	55,476	6,842	36,825	-	99,143
Total liabilities	241,096	27,575	88,085	(1,815)	354,941
Shareholders' equity	160,466	145,928	82,210	(228,138)	160,466
Total liabilities and shareholders' equity	$401,562	$173,503	$170,295	$(229,953)	$515,407

For the Three months ended June 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$48,422	$41,971	$61,337	$(11,970)	$139,760
Cost of products sold	37,388	35,713	42,987	(11,970)	104,118
Gross profit	11,034	6,258	18,350	-	35,642
Selling, general and administrative expenses	7,373	6,400	13,705	-	27,478
Restructuring charges	12	-	418	-	430
Amortization of intangibles	27	-	494	-	521
	7,412	6,400	14,617	-	28,429
Income (loss) from operations	3,622	(142)	3,733	-	7,213
Interest and debt expense	3,080	341	83	-	3,504
Other (income) and expense, net	(152)	7	(280)	-	(425)
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	694	(490)	3,930	-	4,134
Income tax expense (benefit)	135	(31)	1,251	-	1,355
Equity in income from continuing operations of subsidiaries	2,220	-	-	(2,220)	-
Net income (loss)	$2,779	$(459)	$2,679	$(2,220)	$2,779

Index

For the Three Months Ended June 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$2,779	$(459)	$2,679	$(2,220)	$2,779
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	2,129	-	2,129
Change in derivatives qualifying as hedges, net of deferred tax expense of $4	7	-	-	-	7
Adjustments:
Unrealized holding gain arising during the period, net of deferred tax expense of $0	-	-	242	-	242
Reclassification adjustment for gain included in net income, net of deferred tax expense of $0	-	-	58	-	58
Total adjustments	-	-	300	-	300
Total other comprehensive income	7	-	2,429	-	2,436
Comprehensive income (loss)	$2,786	$(459)	$5,108	$(2,220)	$5,215

For the Three months ended June 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by (used for) operating activities	$849	$(250)	$(299)	$607	$907

Investing activities:
Purchase of marketable securities, net	(229)	-	(233)	-	(462)
Capital expenditures	(2,248)	(301)	(612)	-	(3,161)
Net cash used for investing activities	(2,477)	(301)	(845)	-	(3,623)

Financing activities:
Net payments under lines-of-credit	-	-	(79)	-	(79)
Other	109	701	(181)	(758)	(129)
Net cash provided by (used for) financing activities	109	701	(260)	(758)	(208)
Effect of exchange rate changes on cash	-	(151)	549	151	549
Net change in cash and cash equivalents	(1,519)	(1)	(855)	-	(2,375)
Cash and cash equivalents at beginning of period	45,954	7	34,178	-	80,139
Cash and cash equivalents at end of period	$44,435	$6	$33,323	$-	$77,764

Index

14.	Effects of New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The adoption of ASU 2011-05 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Additionally our revenue base is now more geographically diverse than at any time in our Company’s history, with approximately 42% derived from customers outside the U.S. for the quarter ended June 30, 2012. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our product. Since their June 2009 trough, these statistics have improved through June 2012.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase our operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

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

Results of Operations

Three Months Ended June 30, 2012 and June 30, 2011

Net sales in the fiscal 2013 quarter ended June 30, 2012 were $153,013,000, up $13,253,000 or 9.5% from the fiscal 2012 quarter ended June 30, 2011 net sales of $139,760,000. Net sales were positively impacted $15,644,000 by volume and mix of products sold and $4,716,000 by price increases. Foreign currency translation negatively impacted sales by $7,107,000 in the fiscal 2013 quarter ended June 30, 2012.

Gross profit in the fiscal 2013 quarter ended June 30, 2012 was $43,824,000, an increase of $8,182,000 or 23.0% from the fiscal 2012 quarter ended June 30, 2011 gross profit of $35,642,000. Gross profit margin increased to 28.6% in the fiscal 2013 quarter from 25.5% in the fiscal 2012 quarter. The increase in gross profit margin was due to $4,716,000 in price increases, $3,910,000 in increased volume and the impact of product sales mix, $3,181,000 in increased productivity, and $839,000 from the acquisition of a South African subsidiary in December 2011 offset by material inflation of 2,056,000. The translation of foreign currencies had a $2,408,000 negative impact on gross profit in the fiscal 2012 quarter.

Selling expenses were $16,366,000 and $16,026,000 in the fiscal 2013 and 2012 first quarters, respectively. The increase was consistent with the overall increase in sales volume offset by aggressive efforts to reduce or eliminate costs. Additionally, foreign currency translation had a $1,010,000 positive impact on selling expenses.  As a percentage of consolidated net sales, selling expenses were 10.7% and 11.5% in the fiscal 2013 and 2012 quarters, respectively.

General and administrative expenses were $14,177,000 and $11,452,000 in the fiscal 2013 and 2012 first quarters, respectively. The increase in fiscal 2013 general and administrative expenses was primarily the result of investments in the Company’s ERP system implementation, an acquisition in South Africa, severance costs and higher incentive compensation and group health costs. Foreign currency translation had a $519,000 positive impact on general and administrative expense. As a percentage of consolidated net sales, general and administrative expenses were 9.3% and 8.2% for the fiscal 2013 and 2012 first quarters respectively.

The Company did not incur any restructuring costs during the quarter ended June 30, 2012.  The Company incurred $430,000 in restructuring costs for the quarter ended June 30, 2011 primarily related to workforce reductions at one of its European facilities.

There were no significant changes in amortization of intangibles of $499,000 and $521,000 in the fiscal 2013 and 2012 first quarters, respectively with the decrease in 2012 related primarily to the foreign currency impact.

Interest and debt expense was $3,499,000 in the quarter ended June 30, 2012 and was consistent with $3,504,000 in the quarter ended June 30, 2011.

Income tax expense as a percentage of income from continuing operations before income tax expense was 17% and 33% for the first quarters ended June 30, 2012 and 2011, respectively.  These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 17% to 22% for fiscal 2013 based on the forecasted jurisdictional mix of taxable income.

Index

Liquidity and Capital Resources

Cash and cash equivalents totaled $82,166,000 at June 30, 2011, a decrease of $7,307,000 from the March 31, 2012 balance of $89,473,000.

Cash flow provided by operating activities

Net cash used by operating activities was $3,889,000 for the three months ended June 30, 2012 compared with net cash provided by operating activities of $907,000 for the three months ended June 30, 2011. The net cash provided by operating activities for the three months ended June 30, 2012 consisted of $8,436,000 in net income, which was largely due to higher gross profit offset by higher selling, general, and administrative expenses, reduced by an increase in trade accounts receivable, inventories and prepaid expenses of $2,090,000, $4,204,000 and $2,336,000 respectively and a decrease in trade accounts payable and accrued and non-current liabilities of $2,964,000 and $4,947,000, respectively. The increase in inventory levels and accounts receivable was due to continued growth in sales volume on a year over year basis. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as sales rebates earned in fiscal year 2012 and paid in fiscal 2013. The increase in prepaid expenses was due to the timing of insurance renewals.

Net cash provided by operating activities was $907,000 for the three months ended June 30, 2011. The net cash provided by operating activities for the three months ended June 30, 2011 was primarily the result of net income of $2,779,000 and an increase in accounts payable and accrued and non-current liabilities of $1,523,000 and $2,324,000 respectively, offset by an increase in accounts receivable and inventories of $2,976,000 and $6,124,000 respectively. The increase in inventory was primarily to meet increasing sales volume and expected future customer demand.

Cash flow provided by investing activities

Net cash used by investing activities was $1,482,000 for the three months ended June 30, 2012 compared with net cash used by investing activities of $3,623,000 for the three months ended June 30, 2011. The net cash used by investing activities for the three months ended June 30, 2012 primarily consisted of $1,716,000 in capital expenditures (of which $306,000 relates to implementation of our global ERP system).

Net cash used by investing activities was $3,623,000 for the three months ended June 30, 2011. The net cash used by investing activities for the three months ended June 30, 2011 was primarily the result of $3,161,000 for capital expenditures (of which $1,266,000 relates to implementation of our global ERP system).

Cash flow provided by financing activities

Net cash used by financing activities was $117,000 for the three months ended June 30, 2012 compared with net cash used by financing activities of $208,000 for the three months ended June 30, 2011.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of March 31, 2012, $27,907,000 of cash and cash equivalents were held by foreign subsidiaries.

We have an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and expires December 31, 2013.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $73,577,000, net of outstanding borrowings of $0 and outstanding letters of credit of $11,423,000, as of June 30, 2012. The outstanding letters of credit at June 30, 2012 consisted of $2,634,000 in commercial letters of credit and $8,789,000 of standby letters of credit.

Index

Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 150 or 50 basis points, respectively, at June 30, 2012. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of June 30, 2012. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x, and maximum annual capital expenditures of $18,000,000 excluding capital expenditures for a global ERP system.

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

Our capital lease obligations related to property and equipment leases amounted to $4,432,000 at June 30, 2012. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2012, significant unsecured credit lines totalled approximately $9,062,000, of which $41,000 was drawn. In addition to the above facilities, our foreign subsidiaries have certain secured credit lines as of June 30, 2012.  Significant secured credit lines totaled $944,000, of which $0 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2012 and June 30, 2011 were $1,716,000 and $3,161,000, respectively. We expect capital spending for fiscal 2013 to be approximately $14,000,000 to $17,000,000 compared with $13,765,000 in fiscal 2012.

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

Index

Goodwill Impairment Testing

We test goodwill for impairment at least annually and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totalling $9,754,000 and $95,519,000 at June 30, 2012, respectively.

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

We currently do not believe that it is more likely than not that the fair value of each of our reporting units is less than that its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However if the projected long-term revenue growth rates, profit margins, or terminal rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

Deferred Tax Asset Valuation Allowance

During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes. The balance of the valuation allowance at March 31, 2012 was $53,325,000. This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans, insurance reserves, U.S. tax credits, and U.S. net operating loss carryforwards. The U.S. net operating loss carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of future profitability. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

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

Effects of New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The adoption of ASU 2011-05 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2012.

Item 4.	Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.      Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – none.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL, as follows:

(i)	Condensed Consolidated Balance Sheets June 30, 2012 and March 31, 2012;

(ii)	Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the three months ended June 30, 2012 and 2011;

(iii)	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011;

(iv)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2012 and 2011; and

(v)	Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 25, 2012	/s/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Chief Financial Officer
(Principal Financial Officer)