Form 10-Q
period 2012-09-30
COLUMBUS MCKINNON CORP
filed 2012-10-25
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : ☒ Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The number of shares of common stock outstanding as of October 19, 2012 was:  19,496,251 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2012

Index
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012

	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$94,927	$89,473
Trade accounts receivable	82,933	88,642
Inventories	112,051	108,055
Prepaid expenses and other	13,662	10,449
Total current assets	303,573	296,619
Property, plant, and equipment, net	59,842	61,709
Goodwill	105,559	106,435
Other intangibles, net	14,322	15,791
Marketable securities	24,629	25,393
Deferred taxes on income	2,790	2,824
Other assets	5,993	6,636
Total assets	$516,708	$515,407

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	-	112
Trade accounts payable	33,833	40,991
Accrued liabilities	57,900	61,713
Current portion of long-term debt	1,062	1,093
Total current liabilities	92,795	103,909
Senior debt, less current portion	3,150	3,749
Subordinated debt	148,276	148,140
Other non-current liabilities	96,131	99,143
Total liabilities	340,352	354,941
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,496,039 and 19,400,526 shares issued and outstanding	194	193
Additional paid in capital	190,932	189,260
Retained earnings	42,583	25,895
ESOP debt guarantee	(762)	(975)
Accumulated other comprehensive loss	(56,591)	(53,907)
Total shareholders' equity	176,356	160,466
Total liabilities and shareholders' equity	$516,708	$515,407

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net sales	$146,472	$149,863	$299,485	$289,623
Cost of products sold	104,070	110,632	213,259	214,750
Gross profit	42,402	39,231	86,226	74,873

Selling expenses	16,447	15,509	32,814	31,535
General and administrative expenses	12,546	10,899	26,724	22,351
Restructuring charges	-	-	-	430
Amortization of intangibles	489	509	988	1,030
	29,482	26,917	60,526	55,346

Income from operations	12,920	12,314	25,700	19,527
Interest and debt expense	3,505	3,557	7,004	7,061
Investment income	(382)	(287)	(662)	(549)
Foreign currency exchange loss (gain)	190	200	(146)	218
Other income, net	(173)	(300)	(495)	(481)
Income from continuing operations before income tax expense	9,780	9,144	19,999	13,278
Income tax expense	1,528	2,877	3,311	4,232
Income from continuing operations	8,252	6,267	16,688	9,046
Income from discontinued operations - net of tax	-	409	-	409
Net income	8,252	6,676	16,688	9,455
Retained earnings (accumulated deficit) - beginning of period	34,331	1,707	25,895	(1,072)
Retained earnings - end of period	$42,583	$8,383	$42,583	$8,383

Average basic shares outstanding	19,419	19,274	19,384	19,224
Average diluted shares outstanding	19,581	19,471	19,546	19,511

Basic income per share:
Income from continuing operations	$0.42	$0.33	$0.86	$0.47
Income from discontinued operations	-	0.02	-	0.02
Net income	$0.42	$0.35	$0.86	$0.49

Diluted income per share:
Income from continuing operations	$0.42	$0.32	$0.85	$0.46
Income from discontinued operations	-	0.02	-	0.02
Net income	$0.42	$0.34	$0.85	$0.48

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$8,252	$6,676	$16,688	$9,455
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,466	(6,579)	(2,644)	(4,450)
Change in derivatives qualifying as hedges, net of deferred tax (benefit) expense of ($31), $35, ($69), and $39	(91)	65	(188)	72
Adjustments:
Unrealized holding gain (loss) arising during the period, net of deferred taxes of $0 *	521	(655)	401	(412)
Reclassification adjustment for (loss) gain included in net income, net of deferred tax expense of $0 *	(170)	68	(253)	125
Total Adjustments	351	(587)	148	(287)
Total other comprehensive income (loss)	2,726	(7,101)	(2,684)	(4,665)
Comprehensive income (loss)	$10,978	(425)	$14,004	$4,790

* The zero net deferred tax benefit related to the change in derivatives qualifying as hedges, unrealized holding gains and losses, and reclassification adjustments during the three and six months ended September 30, 2012 and 2011 is due to the related deferred tax asset valuation allowance.

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,	September 30,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net income	$16,688	$9,455
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	-	(409)
Depreciation and amortization	6,221	5,711
Deferred income taxes and related valuation allowance	155	261
Gain on sale of real estate/investments	(253)	(223)
Stock-based compensation	1,649	1,447
Amortization of deferred financing costs	130	192
Changes in operating assets and liabilities:
Trade accounts receivable	4,618	(3,421)
Inventories	(7,231)	(6,037)
Prepaid expenses and other	(3,477)	1,288
Other assets	445	143
Trade accounts payable	(6,002)	481
Accrued and non-current liabilities	(5,369)	(4,470)
Net cash provided by operating activities	7,574	4,418

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	3,101	3,978
Purchases of marketable securities	(1,936)	(3,538)
Capital expenditures	(4,080)	(7,225)
Proceeds from sale of assets	1,482	-
Net cash used for investing activities from continuing operations	(1,433)	(6,785)
Net cash provided by investing activities from discontinued operations	-	409
Net cash used for investing activities	(1,433)	(6,376)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	219	1,733
Net payments under lines-of-credit	(51)	(202)
Repayment of debt	(393)	(459)
Change in ESOP guarantee	213	217
Net cash (used for) provided by financing activities	(12)	1,289
Effect of exchange rate changes on cash	(675)	(724)
Net change in cash and cash equivalents	5,454	(1,393)
Cash and cash equivalents at beginning of period	89,473	80,139
Cash and cash equivalents at end of period	$94,927	$78,746
Supplementary cash flow data:
Interest paid	$6,898	$6,785
Income taxes paid, net of refunds	$3,591	$3,946

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2012

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2012, the results of its operations for the three and six month periods ended September 30, 2012 and September 30, 2011, and cash flows for the six months ended September 30, 2012 and September 30, 2011, have been included. Results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2012.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company's material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and six months ended September 30, 2012, approximately 57% of sales were to customers in the U.S.

2.	Divestitures

Income from discontinued operations presented in the condensed consolidated statements of operations and retained earnings for the three and six month period ending September 30, 2011 includes payments received on a note receivable related to the Company's fiscal 2002 disposal of Automatic Systems, Inc. The note has been fully collected as of September 30, 2012.

During the quarter ended September 30, 2012, the Company sold certain assets of the Gaffey division of Crane Equipment and Service, Inc.  The sale of the Gaffey assets did not have a material effect on the Company's financial statements for the three and six months ended September 30, 2012 and therefore was not reclassified as a discontinued operation.

3.	Fair Value Measurements

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820 "Fair Value Measurements and Disclosures" establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company's marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company's derivatives is based on Level 2 inputs.  The Company uses quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes and, consequently, the fair value is based on Level 2 inputs. The carrying values of the Company's senior debt and notes payable to banks approximate fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs. As of September 30, 2012, the Company's assets and liabilities measured or disclosed at fair value on recurring bases were as follows (in thousands):

Index

	Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	At September 30,	identical assets	inputs	inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$24,629	$24,629	$-	$-
Derivative liabilities	(131)	-	(131)	-
Other equity investments	1,131	1,131	-	-

Assets/(Liabilities) disclosed at fair value:
Subordinated debt	$(160,500)	$-	$(160,500)	$-
Senior debt	(4,212)	-	(4,212)	-

Assets that are measured on a nonrecurring basis include the Company's reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 "Intangibles, Goodwill and Other – Goodwill Subsequent Measurement," as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 "Property Plant and Equipment – Subsequent Measurement" and the measurement of certain termination benefits in connection with the Company's restructuring plan under the provisions of ASC Topic 420 "Exit or Disposal Cost Obligations." There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter or six months ended September 30, 2012.

Index

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2012	2012
At cost - FIFO basis:
Raw materials	$61,186	$59,252
Work-in-process	18,216	18,952
Finished goods	54,115	49,315
	133,517	127,519
LIFO cost less than FIFO cost	(21,466)	(19,464)
Net inventories	$112,051	$108,055

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

All of the Company's marketable securities, which consist of equity securities and fixed income securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in the shareholders' equity section of the balance sheet unless unrealized losses are deemed to be other than temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations and retained earnings.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company's general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 "Investments – Debt & Equity Securities – Subsequent Measurement," the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the six months ended September 30, 2012 or September 30, 2011.

The following is a summary of available-for-sale securities at September 30, 2012 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Marketable securities	$22,153	$2,538	$62	$24,629

Index

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2012 are as follows (in thousands):

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$-	$-
Securities in a continuous loss position for more than 12 months	1,048	62
	$1,048	$62

Net realized gains related to sales of marketable securities were $170,000 and $58,000, in the three-month periods ended September 30, 2012 and September 30, 2011, respectively and $253,000 and $121,000 for the six month periods then ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$23,183	$2,249	$39	$25,393

6.	Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company's reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company's reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 "Segment Reporting – Disclosure." The Company has four reporting units.  Only two of the four reporting units carry goodwill at September 30, 2012 and March 31, 2012.

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

In accordance with ASC Topic 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon the Company's historical experience, current market trends and future expectations.

We performed our qualitative assessment during the fourth quarter of fiscal year 2012 and determined it was not more likely than not that the fair value of each of our reporting units was less than its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company's stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Index

A summary of changes in goodwill during the six months ended September 30, 2012 is as follows (in thousands):

Balance at April 1, 2012	$106,435
Currency translation	(876)
Balance at September 30, 2012	$105,559

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2012			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,574	$(1,222)	$4,352	$5,783	$(1,109)	$4,674
Customer relationships	14,251	(5,235)	9,016	14,808	(4,693)	10,115
Other	1,281	(327)	954	1,267	(265)	1,002
Total	$21,106	$(6,784)	$14,322	$21,858	$(6,067)	$15,791

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2013 through 2017 is expected to be in a range of $1,700,000 to $1,900,000.

7.	Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or "AOCL", and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange gain in the Company's consolidated statement of operations. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company's consolidated statements of operations.

The Company has foreign currency forward agreements and cross-currency swaps in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $5,795,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,380,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $9,533,000 and all contracts mature within twenty one months of September 30, 2012.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three different counterparties as of September 30, 2012.

Index

The following is the effect of derivative instruments on the condensed consolidated statement of operations for the three months ended September 30, 2012 and 2011 (in thousands):

September 30,	Derivatives Designated as Cash Flow Hedges	Gain/(Loss) Recognized (1)	Location of Gain/(Loss) Recognized in Income on Derivatives	Gain/(Loss) Reclassified (2)
2012	Foreign exchange contracts	$(68)	Cost of products sold	$24
2011	Foreign exchange contracts	$-	Cost of products sold	$(5)

(1)	Recognized in Other Comprehensive Loss (AOCL) on Derivatives (Effective Portion)
(2)	Reclassified from AOCL into Income (Effective Portion)

September 30,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Gain Recognized in Income on Derivatives
2012	Foreign exchange contracts	Foreign currency exchange gain (loss)	$(77)
2011	Foreign exchange contracts	Foreign currency exchange gain	$837

Index

The following is the effect of derivative instruments on the condensed consolidated statement of operations for the six months ended September 30, 2012 and 2011 (in thousands):

September 30,	Derivatives Designated as Cash Flow Hedges	(Loss)/Gain Recognized (3)	Location of Gain/(Loss) Recognized in Income on Derivatives	Gain Reclassified (4)
2012	Foreign exchange contracts	$(73)	Cost of products sold	$116
2011	Foreign exchange contracts	$135	Cost of products sold	$63

(3)	Recognized in AOCL on Derivatives (Effective Portion)
(4)	Reclassified from AOCL into Income (Effective Portion)

September 30,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Gain Recognized in Income on Derivatives
2012	Foreign exchange contracts	Foreign currency exchange gain	$534
2011	Foreign exchange contracts	Foreign currency exchange gain	$988

As of September 30, 2012, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, "Derivatives and Hedging."

The following is information relative to the Company's derivative instruments in the condensed consolidated balance sheet as of September 30, 2012 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$69
Foreign exchange contracts	Accrued Liabilities	$(247)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$59
Foreign exchange contracts	Accrued Liabilities	$(12)

8.	Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending December 31, 2013.

Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totalled $72,593,000 net of outstanding borrowings of $0 and outstanding letters of credit of $12,407,000 as of September 30, 2012. The outstanding letters of credit at September 30, 2012 consisted of $2,977,000 in commercial letters of credit and $9,430,000 of standby letters of credit.   Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or a Base Rate plus a spread determined by the Company's total leverage ratio amounting to 150 or 50 basis points, respectively, based on the Company's leverage ratio at September 30, 2012.  The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

Index

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of September 30, 2012.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $18,000,000, excluding capital expenditures for a global ERP system.

The Company entered into a third amendment to its Revolving Credit Facility on July 15, 2011 to (i) make reductions in the 'Applicable Rate' grid, in recognition of improved market conditions, resulting in lower unused, Libor and Base Rate borrowing and letters of credit fees at various levels in the grid, based on the Total Leverage Ratio, (ii) amend the definition of Total Funded Indebtedness to exclude commercial letters of credit. Total funded indebtedness is used in the calculation of the Total Leverage Ratio covenant, (iii) allow for letters of credit to be issued for any period up to 5 days prior to the expiry date of the Revolving Credit Facility and a "basket" of $20,000,000 for letters of credit which may expire up to 1 year past the expiry date, (iv) permit a general lien "basket" of $2,500,000, (v) extend the expected date for consummation of a pre-approved specific acquisition and divestiture and (vi) increase the general Investments "basket" by $5,000,000 to $30,000,000.

The Company entered into a fourth amendment to its Revolving Credit Facility on February 13, 2012, in relation to a proposed change in its global legal entity structure, to  (i) permit the Company to pledge 65% of the stock of a newly created Dutch holding company as consideration for release of the pledge of 65% of the stock of an existing non-U.S. subsidiary; (ii) increase the "basket" for investments in the Company's subsidiaries, that are not loan parties, by $20,000,000 to $30,000,000 and (iii) permit the newly created Dutch holding company to operate as a treasury center.

On January 25, 2011, the Company issued $150,000,000 principal amount of 7 7/8% Senior Subordinated Notes due 2019 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (Unregistered 7 7/8% Notes). The offering price of the Unregistered 7 7/8% Notes was 98.545% of par after adjustment for original issue discount.

Provisions of the Unregistered 7 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until February 1, 2014, the Company may redeem up to 35% of the outstanding Unregistered 7 7/8% Notes at a redemption price of 107.875% with the proceeds of equity offerings, subject to certain restrictions. On or after February 1, 2015, the Unregistered 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 101.969% and 100% on February 1, 2016 and February 1, 2017, respectively and are due February 1, 2019. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the Unregistered 7 7/8% Notes may require the Company to repurchase all or a portion of such holder's Unregistered 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The Unregistered 7 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

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

The Company's Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company's other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2012, unsecured credit lines totaled approximately $8,948,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $955,000, of which $0 was drawn as of September 30, 2012.

Index

The Company entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or a Base Rate plus a spread determined by the Company's total leverage ratio.  The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

Refer to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2012 for further information on its debt arrangements.

9.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans (in thousands):

	Three months ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service costs	$613	$845	$1,226	$1,691
Interest cost	2,469	2,507	4,938	5,014
Expected return on plan assets	(2,803)	(2,688)	(5,606)	(5,376)
Net amortization	1,497	1,004	2,995	2,008
Curtailment (see below)	-	-	-	1,172
Net periodic pension cost	$1,776	$1,668	$3,553	$4,509

The Company currently plans to contribute approximately $10,400,000 to its pension plans in fiscal 2013.
The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans (in thousands):

	Three months ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost	78	120	156	239
Amortization of plan net losses	36	82	72	164
Net periodic postretirement cost	$114	$202	$228	$403

Index

During the six months ended September 30, 2011, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  The Company recorded within cost of products sold for the six months ended September 30, 2011 a curtailment charge of $1,172,000 resulting from the amendment.

For additional information on the Company's defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2012.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator for basic and diluted earnings per share:
Net income	$8,252	$6,676	16,688	9,455
			-	-
Denominators:			-	-
Weighted-average common stock outstanding – denominator for basic EPS	19,419	19,274	19,384	19,224
Effect of dilutive employee stock options and other share-based awards	162	197	162	287
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,581	19,471	19,546	19,511

Stock options and performance shares with respect to 290,000 and 307,000 common shares for the three month periods ended September 30, 2012 and 2011, respectively and 290,000 and 451,000 common shares for the six month periods ended September 30, 2012 and 2011, respectively were not included in the computation of diluted earnings per share for September 30, 2012 and 2011, respectively, because they were antidilutive.

On July 26, 2010, the shareholders of the Company approved the 2010 Long Term Incentive Plan ("LTIP").  The Company grants share based compensation to eligible participants under the LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 1,250,000 including shares not previously authorized for issuance under any of the Prior Stock Plans and any shares not issued or subject to outstanding awards under the Prior Stock Plans.

During the first six months of fiscal 2013 and 2012, a total of 28,298 and 162,144 shares of common stock were issued upon the exercising of stock options related to the Company's stock option plans. During the fiscal year ended March 31, 2012, 49,254 shares of restricted stock vested and were issued.

Refer to the Company's consolidated financial statements included in its Form 10-K for the year ended March 31, 2012 for further information on its earnings per share and stock plans.

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

Index

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $18,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from September 30, 2012.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,400,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2012. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability settlement costs and legal fees of approximately $1,500,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $7,300,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2012. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

12.	Restructuring Charges
During the six months ended September 30, 2011, the Company initiated and completed employee workforce reductions at one of its European facilities.  These reductions resulted in approximately $413,000 in one-time termination benefits recorded as restructuring costs which were fully paid by March 31, 2012.  Total restructuring costs incurred totaled $430,000 for the six months ended September 30, 2011.

13.	Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 16% and 31% for the three month periods ended September 30, 2012 and 2011, respectively and 17% and 32% for the six-month periods then ended, respectively.  Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 15% to 20% for fiscal 2013 based on the forecasted jurisdictional mix of taxable income.

During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes.  This charge relates to the Company's determination that a full valuation allowance against its deferred tax assets generated in the U.S and three of the Company's international subsidiaries was necessary. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

Index

14.	Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

			Non
As of September 30, 2012	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$59,593	$-	$35,334	$-	$94,927
Trade accounts receivable	36,348	5,662	40,923	-	82,933
Inventories	32,913	18,442	60,696	-	112,051
Other current assets	6,746	1,798	5,118	-	13,662
Total current assets	135,600	25,902	142,071	-	303,573
Property, plant, and equipment, net	33,283	12,018	14,541	-	59,842
Goodwill and other intangibles, net	40,919	31,025	47,937	-	119,881
Intercompany	(4,154)	68,028	(62,359)	(1,515)	-
Other assets	5,786	783	26,843	-	33,412
Investment in subsidiaries	203,753	-	-	(203,753)	-
Total assets	$415,187	$137,756	$169,033	$(205,268)	$516,708

Current liabilities	35,411	13,806	45,093	(1,515)	92,795
Long-term debt, less current portion	148,276	1,810	1,340	-	151,426
Other non-current liabilities	55,144	6,796	34,191	-	96,131
Total liabilities	238,831	22,412	80,624	(1,515)	340,352
Shareholders' equity	176,356	115,344	88,409	(203,753)	176,356
Total liabilities and shareholders' equity	$415,187	$137,756	$169,033	$(205,268)	$516,708

Index

For the Three months ended September 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$57,560	$39,624	$63,192	$(13,904)	$146,472
Cost of products sold	40,826	33,243	43,905	(13,904)	104,070
Gross profit	16,734	6,381	19,287	-	42,402
Selling, general and administrative expenses	9,692	5,102	14,199	-	28,993
Amortization of intangibles	24	-	465	-	489
	9,716	5,102	14,664	-	29,482
Income from operations	7,018	1,279	4,623	-	12,920
Interest and debt expense	2,746	632	127	-	3,505
Other (income) and expense, net	(118)	5	(252)	-	(365)
Income before income tax expense and equity in income of subsidiaries	4,390	642	4,748	-	9,780
Income tax expense	623	-	905	-	1,528
Equity in income from continuing operations of subsidiaries	4,485	-	-	(4,485)	-
Net income	$8,252	$642	$3,843	$(4,485)	$8,252

For the Six months ended September 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$116,730	$83,199	$127,186	$(27,630)	$299,485
Cost of products sold	84,230	69,836	86,823	(27,630)	213,259
Gross profit	32,500	13,363	40,363	-	86,226
Selling, general and administrative expenses	20,329	11,131	28,078	-	59,538
Restructuring charges	-	-	-	-	-
Amortization of intangibles	47	-	941	-	988
	20,376	11,131	29,019	-	60,526
Income from operations	12,124	2,232	11,344	-	25,700
Interest and debt expense	6,098	684	222	-	7,004
Other (income) and expense, net	(170)	16	(1,149)	-	(1,303)
Income before income tax expense and equity in income of subsidiaries	6,196	1,532	12,271	-	19,999
Income tax (benefit) expense	(233)	80	3,464	-	3,311
Equity in income from continuing operations of subsidiaries	10,259	-	-	(10,259)	-
Net income	$16,688	$1,452	$8,807	$(10,259)	$16,688

Index
For the Three Months Ended September 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$8,252	$642	$3,843	$(4,485)	$8,252
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	2,466	-	2,466
Change in derivatives qualifying as hedges, net of deferred tax expense	31	-	(122)	-	(91)
Adjustments:
Unrealized holding gain arising during the period, net of deferred tax expense	-	-	521	-	521
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	(170)	-	(170)
Total adjustments	-	-	351	-	351
Total other comprehensive income	31	-	2,695	-	2,726
Comprehensive income	$8,283	$642	$6,538	$(4,485)	$10,978

For the Six Months Ended September 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$16,688	$1,452	$8,807	$(10,259)	$16,688
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(2,644)	-	(2,644)
Change in derivatives qualifying as hedges, net of deferred tax expense	43	-	(231)	-	(188)
Adjustments:	-	-	-	-	-
Unrealized holding gain arising during the period, net of deferred tax expense	-	-	401	-	401
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	(253)	-	(253)
Total adjustments	-	-	148	-	148
Total other comprehensive income (loss)	43	-	(2,727)	-	(2,684)
Comprehensive income	$16,731	$1,452	$6,080	$(10,259)	$14,004

Index

For the Six months ended September 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by (used for) operating activities	$6,557	$(1,276)	$2,293	$-	$7,574

Investing activities:
Purchase of marketable securities, net	-	-	1,165	-	1,165
Capital expenditures	(3,354)	(211)	(515)	-	(4,080)
Proceeds from sale of assets	-	1,482	-	-	1,482
Net cash (used for) provided by investing activities	(3,354)	1,271	650	-	(1,433)

Financing activities:
Proceeds from stock options exercised	219	-	-	-	219
Net payments under lines-of-credit	-	-	(51)	-	(51)
Other	213	-	(393)	-	(180)
Net cash provided by (used for) financing activities	432	-	(444)	-	(12)
Effect of exchange rate changes on cash	-	-	(675)	-	(675)
Net change in cash and cash equivalents	3,635	(5)	1,824	-	5,454
Cash and cash equivalents at beginning of period	55,958	5	33,510	-	89,473
Cash and cash equivalents at end of period	$59,593	$-	$35,334	$-	$94,927

Index
			Non
As of March 31, 2012	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$55,958	$5	$33,510	$-	$89,473
Trade accounts receivable	44,375	5,579	38,688	-	88,642
Inventories	29,161	20,087	61,347	(2,540)	108,055
Prepaid expenses	5,398	502	4,004	545	10,449
Total current assets	134,892	26,173	137,549	(1,995)	296,619
Property, plant, and equipment, net	32,679	13,050	15,980	-	61,709
Goodwill and other intangibles, net	40,906	31,025	50,295	-	122,226
Intercompany	(41,502)	102,471	(61,149)	180	-
Other non-current assets	6,449	784	27,620	-	34,853
Investment in subsidiaries	228,138	-	-	(228,138)	-
Total assets	$401,562	$173,503	$170,295	$(229,953)	$515,407
	-	-	-	-	-
Current liabilities	$37,480	$18,772	$49,472	$(1,815)	$103,909
Long-term debt, less current portion	148,140	1,961	1,788	-	151,889
Other non-current liabilities	55,476	6,842	36,825	-	99,143
Total liabilities	241,096	27,575	88,085	(1,815)	354,941
Shareholders' equity	160,466	145,928	82,210	(228,138)	160,466
Total liabilities and shareholders' equity	$401,562	$173,503	$170,295	$(229,953)	$515,407

For the Three months ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$55,119	$44,889	$65,034	$(15,179)	$149,863
Cost of products sold	40,415	39,705	45,691	(15,179)	110,632
Gross profit	14,704	5,184	19,343	-	39,231
Selling, general and administrative expenses	9,420	3,352	13,636	-	26,408
Amortization of intangibles	27	-	482	-	509
	9,447	3,352	14,118	-	26,917
Income from operations	5,257	1,832	5,225	-	12,314
Interest and debt expense	3,398	65	94	-	3,557
Other (income) and expense, net	(254)	11	(144)	-	(387)
Income before income tax expense and equity in income of subsidiaries	2,113	1,756	5,275	-	9,144
Income tax expense	1,229	200	1,448	-	2,877
Equity in income from continuing operations of subsidiaries	5,383	-	-	(5,383)	-
Gain from discontinued operations	409	-	-	-	409
Net income	$6,676	$1,556	$3,827	$(5,383)	$6,676

Index

For the Six months ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$103,541	$86,860	$126,371	$(27,149)	$289,623
Cost of products sold	77,803	75,418	88,678	(27,149)	214,750
Gross profit	25,738	11,442	37,693	-	74,873
Selling, general and administrative expenses	16,793	9,752	27,341	-	53,886
Restructuring charges	12	-	418	-	430
Amortization of intangibles	54	-	976	-	1,030
	16,859	10,686	28,735	-	55,346
Income from operations	8,879	1,690	8,958	-	19,527
Interest and debt expense	6,478	406	177	-	7,061
Other (income) and expense, net	(406)	18	(424)	-	(812)
Income from continuing operations before income tax expense and equity in income of subsidiaries	2,807	1,266	9,205	-	13,278
Income tax expense	1,364	169	2,699	-	4,232
Equity in income from continuing operations of subsidiaries	7,603	-	-	(7,603)	-
Income from continuing operations	9,046	1,097	6,506	(7,603)	9,046
Gain from discontinued operations	409	-	-	-	409
Net income	$9,455	$1,097	$6,506	$(7,603)	$9,455

For the Three Months Ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$6,676	$1,556	$3,827	$(5,383)	$6,676
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(6,579)	-	(6,579)
Change in derivatives qualifying as hedges, net of deferred tax expense	65	-	-	-	65
Adjustments:
Unrealized holding loss arising during the period, net of deferred tax expense	-	-	(655)	-	(655)
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	68	-	68
Total adjustments	-	-	(587)	-	(587)
Total other comprehensive income (loss)	65	-	(7,166)	-	(7,101)
Comprehensive income (loss)	$6,741	$1,556	$(3,339)	$(5,383)	$(425)

Index

For the Six Months Ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$9,455	$1,097	$6,506	$(7,603)	$9,455
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(4,450)	-	(4,450)
Change in derivatives qualifying as hedges, net of deferred tax expense	72	-	-	-	72
Adjustments:
Unrealized holding loss arising during the period, net of deferred tax expense	-	-	(412)	-	(412)
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	125	-	125
Total adjustments	-	-	(287)	-	(287)
Total other comprehensive income (loss)	72	-	(4,737)	-	(4,665)
Comprehensive income	$9,527	$1,097	$1,769	$(7,603)	$4,790

For the Six months ended September 30, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by (used for) operating activities	$5,597	$569	$(1,748)	$-	$4,418

Investing activities:
Purchase of marketable securities, net	-	-	440	-	440
Capital expenditures	(6,006)	(454)	(765)	-	(7,225)
Net cash provided by investing activities from discontinued operations	409	-	-	-	409
Net cash used for investing activities	(5,597)	(454)	(325)	-	(6,376)

Financing activities:
Proceeds from stock options exercised	1,733	-	-	-	1,733
Net payments under lines-of-credit	-	-	(202)	-	(202)
Other	217	(116)	(343)	-	(242)
Net cash provided by (used for) financing activities	1,950	(116)	(545)	-	1,289
Effect of exchange rate changes on cash	-	-	(724)	-	(724)
Net change in cash and cash equivalents	1,950	(1)	(3,342)	-	(1,393)
Cash and cash equivalents at beginning of period	45,954	7	34,178	-	80,139
Cash and cash equivalents at end of period	$47,904	$6	$30,836	$-	$78,746

Index

15.	Effects of New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, which updated the guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The adoption of ASU 2011-05 in fiscal 2013 did not have a significant impact on the Company's condensed consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards ("IFRS") ("ASU 2011-04").  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the "Boards") on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 in fiscal 2013 did not have a significant impact on the Company's condensed consolidated financial statements.

Index

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading worldwide designer, manufacturer and marketer of material handling products, systems and services which efficiently and safely move, lift, position and secure material. Key products include hoists, actuators, cranes and rigging tools. The Company is focused on serving commercial and industrial applications that require the safety and quality provided by the Company's superior design and engineering know-how.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 137-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the Asian, Latin American and European marketplaces. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development and "Lean" efforts across the Company. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including market expansion, a high degree of customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. We stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of October 31, 2017, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile.

Additionally our revenue base is now more geographically diverse than at any time in our Company's history, with approximately 43% derived from customers outside the U.S. for the six months ended September 30, 2012. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our product. Since their June 2009 trough, these statistics have improved over the last several years but have recently declined in the Eurozone.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase our operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our "Lean" efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to "Lean," we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

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

Results of Operations

Three and Six Months Ended September 30, 2012 and September 30, 2011

Net sales in the fiscal 2013 quarter ended September 30, 2012 were $146,472,000, down $3,391,000 or 2.3% from the fiscal 2012 quarter ended September 30, 2011 net sales of $149,863,000. Net sales for the six month period ended September 30, 2012 were $299,485,000, up $9,862,000 or 3.4% from the six months ended September 30, 2011 net sales of $289,623,000.  For the three months ended September 30, 2012 net sales were positively impacted $3,931,000 by volume and mix of products sold and $4,422,000 by price increases. Sales for the quarter were negatively impacted by $2,342,000 due to fewer shipping days, $2,227,000 due to net acquisition and divestiture activity, and $7,175,000 due to foreign currency translation.  For the six months ended September 30, 2012 net sales were positively impacted $18,821,000 by volume and mix of products sold and $9,138,000 by price increases.  Net sales were negatively impacted $2,342,000 by fewer shipping days, $1,379,000 by net acquisition and divestiture activity, and $14,376,000 by the impact of currency translation.

Gross profit in the fiscal 2013 quarter ended September 30, 2012 was $42,402,000, an increase of $3,171,000 or 8.1% from the fiscal 2012 quarter ended September 30, 2011 gross profit of $39,231,000. Gross profit margin increased to 28.9% in the fiscal 2013 quarter from 26.2% in the fiscal 2012 quarter. Gross profit in the six month period ended September 30, 2012 was $86,226,000, up $11,353,000 or 15.2% from the six month period ended September 30, 2011 gross profit of $74,873,000. Gross profit margin for the six month period ending September 30, 2012 increased to 28.8% compared to 25.9% for the six month period ending September 30, 2011.

For the quarter ended September 30, 2012 the increase in gross profit margin was due to $4,422,000 in price increases, $1,601,000 in increased productivity, $870,000 lower product liability expense, and $195,000 from net acquisition and divestiture activity, offset by material inflation of $1,692,000 and an unfavorable sales mix of $98,000. The translation of foreign currencies had a $2,127,000 negative impact on gross profit in the fiscal 2013 quarter.  For the six months ended September 30, 2012 the increase in gross profit margin was due to $9,138,000 in price increases, $4,782,000 in increased productivity, $3,812,000 in increased volume and the impact of product sales mix, $1,034,000 from net acquisition and divestiture activity and $870,000 lower product liability expense offset by material inflation of $3,748,000. The translation of foreign currencies had a $4,535,000 negative impact on gross profit in fiscal 2013.

Selling expenses were $16,447,000 and $15,509,000 for the three months ended September 30, 2012 and 2011, respectively. Selling expenses were $32,814,000 and $31,535,000 for the six months ended September 30, 2012 and 2011, respectively. For the three and six months ended September 30, 2012 the increase was consistent with the overall increase in sales volume along with increased selling costs in developing new markets. Additionally, foreign currency translation had a $1,139,000 and $2,149,000 positive impact on selling expenses for the three and six months ended September 30, 2012, respectively.  As a percentage of consolidated net sales, selling expenses were 11.2% and 10.3% for the three months ended September 30, 2012 and 2011, respectively and 11.0% and 10.9% for the six month periods then ended, respectively.

General and administrative expenses were $12,546,000 and $10,899,000 for the three month periods ended September 30, 2012 and 2011, respectively. General and administrative expenses were $26,724,000 and $22,351,000 for the six months ended September 30, 2012 and 2011, respectively.  For the three and six months ended September 30, 2012 the increase in general and administrative expenses was primarily the result of investments in the Company's ERP system implementation, increased benefit costs including pension, group health, and relocation, as well as general inflationary increases. Foreign currency translation had a $513,000 and $1,032,000 favorable impact on general and administrative expense for the three and six month periods ended September 30, 2012. As a percentage of consolidated net sales, general and administrative expenses were 8.6% and 7.3% for the three month periods ended September 30, 2012 and 2011, respectively and 8.9% and 7.7% for the six month periods then ended, respectively.

Index

The Company did not incur any restructuring costs during the three and six months ended September 30, 2012.  The Company incurred $430,000 in restructuring costs for the six months ended September 30, 2011 primarily related to workforce reductions at one of its European facilities.

There were no significant changes in amortization of intangibles for the three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011 other than the impact of foreign currency translation.  Amortization of intangibles was $489,000 and $509,000 for the three months ended September 30, 2012 and 2011, respectively and $988,000 and $1,030,000 for the six month periods then ended, respectively.

Interest and debt expense was $3,505,000 and $3,557,000 for the three months ended September 30, 2012 and 2011, respectively and $7,004,000 and $7,061,000 for the six month periods then ended, respectively.

Income tax expense as a percentage of income from continuing operations before income tax expense was 16% and 31% for the three month periods ended September 30, 2012 and 2011, respectively and 17% and 32% for the six-month periods then ended, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 15% to 20% for fiscal 2013 based on the forecasted jurisdictional mix of taxable income. This percentage could change if conditions are met to reverse the deferred tax asset valuation allowance. See additional discussion below related to the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents totaled $94,927,000 at September 30, 2012, an increase of $5,454,000 from the March 31, 2012 balance of $89,473,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $7,574,000 for the six months ended September 30, 2012 compared with net cash provided by operating activities of $4,418,000 for the six months ended September 30, 2011. The net cash provided by operating activities for the six months ended September 30, 2012 consisted of $16,688,000 in net income, which was largely due to higher gross profit offset by higher selling, general, and administrative expenses, reduced by an increase in inventories and prepaid expenses of $7,231,000 and $3,477,000 respectively and a decrease in trade accounts payable and accrued and non-current liabilities of $6,002,000 and $5,369,000 respectively. The increase in inventory levels was due to anticipated continued growth in sales volume on a year over year basis. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as sales rebates earned in fiscal year 2012 and paid in fiscal 2013 along with a net decrease in customer deposits. The increase in prepaid expenses was due to the timing of insurance renewals.

Net cash provided for operating activities was $4,418,000 for the six months ended September 30, 2011. The net cash provided by operating activities for the six months ended September 30, 2011 was primarily the result of net income from continuing operations of $9,046,000 offset largely by an increase in inventories and accounts receivable of $6,037,000 and $3,421,000 respectively and a decrease in accrued and non-current liabilities of $4,470,000. The increase in inventory was primarily to meet increasing sales volume and expected future customer demand.

Cash flow provided by investing activities

Net cash used by investing activities was $1,433,000 for the six months ended September 30, 2012 compared with net cash used by investing activities of $6,376,000 for the six months ended September 30, 2011. The net cash used by investing activities for the six months ended September 30, 2012 primarily consisted of $4,080,000 in capital expenditures (of which $1,455,000 relates to implementation of our global ERP system) partially offset by $1,482,000 in proceeds from the sale of assets.

Net cash used by investing activities was $6,376,000 for the six months ended September 30, 2011. The net cash used by investing activities for the six months ended September 30, 2011 was primarily the result of $7,225,000 in capital expenditures (of which $3,167,000 related to implementation of our global ERP system).

Index

Cash flow provided by financing activities

Net cash used by financing activities was $12,000 for the six months ended September 30, 2012 compared with net cash provided by financing activities of $1,289,000 for the six months ended September 30, 2011. The net cash provided by financing activities for the six months ended September 30, 2011 consisted of $1,733,000 of proceeds from exercises of stock options.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of September 30, 2012, $35,066,000 of cash and cash equivalents were held by foreign subsidiaries.

As of September 30, 2012, we had an amended, restated and expanded revolving credit facility dated December 31, 2009 (Revolving Credit Facility). The Revolving Credit Facility provided availability up to a maximum of $85,000,000.

The unused portion of the Revolving Credit Facility totalled $72,593,000, net of outstanding borrowings of $0 and outstanding letters of credit of $12,407,000, as of September 30, 2012. The outstanding letters of credit at September 30, 2012 consisted of $2,977,000 in commercial letters of credit and $9,430,000 of standby letters of credit.

The corresponding credit agreement associated with the Revolving Credit Facility placed certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of September 30, 2012.

Subsequent to the quarter end, the Company entered into a fifth amended, restated and expanded revolving credit facility which closed on October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and expires October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. Interest on the New Revolving Credit Facility is payable at varying Eurodollar rates based on LIBOR or a Base Rate plus a spread determined by the Company's total leverage ratio, amounting to 125 or 25 basis points at closing.  The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

During the fourth quarter of fiscal year 2011, the Company refinanced its 8 7/8% Notes through the issuance of $150,000,000 principal amount of 7 7/8% Senior Subordinated Notes due 2019 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended ("Unregistered 7 7/8% Notes").  The proceeds from the sale of the Unregistered 7 7/8% Notes were used to repurchase or redeem all of the outstanding 8 7/8% Notes amounting to $124,855,000 and to fund working capital and other corporate activities.  The offering price of the Unregistered 7 7/8% Notes was 98.545% after adjustment for the original issue discount.  Provisions of the Unregistered 7 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restrictive payments.  Until February 1, 2014, the Company may redeem up to 35% of the outstanding Unregistered 7 7/8% Notes at a redemption price of 107.875% with the proceeds of equity offerings, subject to certain restrictions.    On or after February 1, 2015, the Unregistered 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 100% on February 1, 2017. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the Unregistered 7 7/8% Notes may require us to repurchase all or a portion of such holder's Unregistered 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The Unregistered 7 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Index

During the first quarter of fiscal year 2012, the Company exchanged its $150,000,000 outstanding Unregistered   7 7/8% Notes for a like principal amount of 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended ("7 7/8% Notes").  All of the Unregistered 7 7/8% Notes were exchanged in the transaction.  The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

Our capital lease obligations related to property and equipment leases amounted to $4,212,000 at September 30, 2012. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2012, significant unsecured credit lines totalled approximately $8,948,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $955,000, of which $0 was drawn as of September 30, 2012.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2012 and September 30, 2011 were $4,080,000 and $7,225,000, respectively. We expect capital spending for fiscal 2013 to be approximately $12,000,000 to $15,000,000 compared with $13,765,000 in fiscal 2012.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totalling $9,774,000 and $95,785,000 at September 30, 2012, respectively.

Index

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

In order to perform the two-step impairment test, we use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which our reporting units operate. The discount rates utilized for each reporting unit reflect management's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

We currently do not believe that it is more likely than not that the fair value of each of our reporting units is less than that its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However if the projected long-term revenue growth rates, profit margins, or terminal rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company's reporting units and, as a result, the related goodwill may be impaired.

Deferred Tax Asset Valuation Allowance
During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes. The balance of the valuation allowance at March 31, 2012 was $53,325,000. This charge related to the Company's determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans, insurance reserves, U.S. tax credits, and U.S. net operating loss carryforwards. The U.S. net operating loss carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of future profitability. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

The recording of this non-cash charge does not impact the Company's ability to realize the economic benefit of its deferred tax assets (including those related to net operating loss carryforwards) amounting to $58,226,000 on a gross basis at March 31, 2012 on future tax returns. In future periods, the allowance could be reduced or reversed based on sufficient objectively verifiable evidence indicating that it is more likely than not that a portion or all of the Company's deferred tax assets will be realized.

The Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.

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

Effects of New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, which updated the guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requiring that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The adoption of ASU 2011-05 in fiscal 2013 did not have a significant impact on the Company's condensed consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards ("IFRS") ("ASU 2011-04").  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the "Boards") on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 in fiscal 2013 did not have a significant impact on the Company's condensed consolidated financial statements.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.	Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's Form 10-K for the year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – none.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter and six months ended September 30, 2012, formatted in XBRL, as follows:

(i)	Condensed Consolidated Balance Sheets for September 30, 2012 and March 31, 2012;

(ii)	Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the three and six months ended September 30, 2012 and 2011;

(iii)	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011;

(iv)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2012 and 2011; and

(v)	Notes to Consolidated Condensed Financial Statements for the six months ended September 30, 2012.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 25, 2012	/s/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Chief Financial Officer
(Principal Financial Officer)