Form 10-Q
period 2012-12-31
COLUMBUS MCKINNON CORP
filed 2013-01-25
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2012
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The number of shares of common stock outstanding as of January 18, 2013 was: 19,498,879 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2012

Index

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012

	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$111,937	$89,473
Trade accounts receivable	78,710	88,642
Inventories	101,531	108,055
Prepaid expenses and other	9,111	10,449
Total current assets	301,289	296,619
Property, plant, and equipment, net	60,765	61,709
Goodwill	106,061	106,435
Other intangibles, net	14,281	15,791
Marketable securities	23,699	25,393
Deferred taxes on income	3,033	2,824
Other assets	6,614	6,636
Total assets	$515,742	$515,407

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$-	$112
Trade accounts payable	30,310	40,991
Accrued liabilities	51,603	61,713
Current portion of long-term debt	1,108	1,093
Total current liabilities	83,021	103,909
Senior debt, less current portion	2,881	3,749
Subordinated debt	148,345	148,140
Other non-current liabilities	92,035	99,143
Total liabilities	326,282	354,941
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,498,879 and 19,400,526 shares issued and outstanding	194	193
Additional paid in capital	191,945	189,260
Retained earnings	52,162	25,895
ESOP debt guarantee	(657)	(975)
Accumulated other comprehensive loss	(54,184)	(53,907)
Total shareholders' equity	189,460	160,466
Total liabilities and shareholders' equity	$515,742	$515,407

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net sales	$153,225	$142,750	$452,710	$432,373
Cost of products sold	109,428	104,147	322,687	318,897
Gross profit	43,797	38,603	130,023	113,476

Selling expenses	16,390	15,980	49,204	47,515
General and administrative expenses	12,725	11,605	39,448	33,956
Restructuring charges	-	(1,467)	-	(1,037)
Amortization of intangibles	493	485	1,481	1,515
	29,608	26,603	90,133	81,949

Income from operations	14,189	12,000	39,890	31,527
Interest and debt expense	3,413	3,590	10,418	10,651
Investment income	(354)	(275)	(1,017)	(824)
Foreign currency exchange loss (gain)	293	(97)	147	121
Other expense (income), net	65	(1,399)	(429)	(1,880)
Income from continuing operations before income tax expense	10,772	10,181	30,771	23,459
Income tax expense	1,193	1,666	4,504	5,898
Income from continuing operations	9,579	8,515	26,267	17,561
Income from discontinued operations - net of tax	-	-	-	409
Net income	9,579	8,515	26,267	17,970
Retained earnings (accumulated deficit) - beginning of period	42,583	8,383	25,895	(1,072)
Retained earnings - end of period	$52,162	$16,898	$52,162	$16,898

Average basic shares outstanding	19,451	19,313	19,406	19,256
Average diluted shares outstanding	19,697	19,488	19,620	19,526

Basic income per share:
Income from continuing operations	$0.49	$0.44	$1.35	$0.91
Income from discontinued operations	-	-	-	0.02
Net income	$0.49	$0.44	$1.35	$0.93

Diluted income per share:
Income from continuing operations	$0.49	$0.44	$1.34	$0.90
Income from discontinued operations	-	-	-	0.02
Net income	$0.49	$0.44	$1.34	$0.92

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(In thousands)

Net income	$9,579	$8,515	$26,267	$17,970
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,604	(3,597)	(40)	(8,047)
Change in derivatives qualifying as hedges, net of deferred tax (benefit) expense of ($89), ($3), ($158), and $3 *	(138)	(36)	(326)	36
Adjustments:
Unrealized holding gain arising during the period, net of deferred taxes of $0 *	194	610	489	198
Reclassification adjustment for (loss) gain included in net income, net of deferred tax expense of $0 *	(253)	32	(400)	157
Net change in unrealized gain (loss) on investments	(59)	642	89	355
Total other comprehensive income (loss)	2,407	(2,991)	(277)	(7,656)
Comprehensive income	$11,986	5,524	$25,990	$10,314

* The zero net deferred tax benefit related to the change in derivatives for our domestic subsidiaries qualifying as hedges, unrealized holding gains and losses, and reclassification adjustments during the three and nine months ended December 31, 2012 and 2011 is due to the related deferred tax asset valuation allowance.

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,	December 31,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net income	$26,267	$17,970
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	-	(409)
Depreciation and amortization	9,116	8,609
Deferred income taxes and related valuation allowance	153	378
Gain on sale of real estate/investments	(431)	(1,909)
Gain on re-measurement of investment	-	(850)
Stock-based compensation	2,474	2,246
Amortization of deferred financing costs	226	289
Changes in operating assets and liabilities:
Trade accounts receivable	9,330	(775)
Inventories	4,129	(14,011)
Prepaid expenses and other	(345)	2,440
Other assets	415	332
Trade accounts payable	(8,835)	927
Accrued and non-current liabilities	(16,212)	(1,774)
Net cash provided by operating activities	26,287	13,463

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	4,907	5,747
Purchases of marketable securities	(2,724)	(4,503)
Capital expenditures	(7,139)	(10,464)
Purchase of businesses	-	(3,356)
Proceeds from sale of assets	2,357	1,971
Net cash used for investing activities from continuing operations	(2,599)	(10,605)
Net cash provided by investing activities from discontinued operations	-	409
Net cash used for investing activities	(2,599)	(10,196)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	232	1,733
Net payments under lines-of-credit	(52)	(238)
Repayment of debt	(592)	(488)
Payment of deferred financing costs	(684)	-
Change in ESOP guarantee	318	324
Net cash (used for) provided by financing activities	(778)	1,331
Effect of exchange rate changes on cash	(446)	(2,704)
Net change in cash and cash equivalents	22,464	1,894
Cash and cash equivalents at beginning of period	89,473	80,139
Cash and cash equivalents at end of period	$111,937	$82,033
Supplementary cash flow data:
Interest paid	$10,227	$10,202
Income taxes paid, net of refunds	$3,591	$5,272

See accompanying notes.

Index

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2012

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2012, the results of its operations for the three and nine month periods ended December 31, 2012 and December 31, 2011, and cash flows for the nine months ended December 31, 2012 and December 31, 2011, have been included. Results for the period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. The balance sheet at March 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2012.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine months ended December 31, 2012, approximately 54% and 56% of sales were to customers in the U.S., respectively.

2.	Divestitures

Income from discontinued operations presented in the condensed consolidated statements of operations and retained earnings for the three and nine month period ending December 31, 2011 includes payments received on a note receivable related to the Company’s fiscal 2002 disposal of Automatic Systems, Inc. The note was collected in full during the three months ended June 30, 2012.

During the nine months ended December 31, 2012 the Company sold certain assets of the Gaffey division of Crane Equipment and Service, Inc.  The sale of the Gaffey assets did not have a material effect on the Company’s financial statements for the three and nine months ended December 31, 2012 and therefore was not reclassified as a discontinued operation.

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  The Company uses quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes and, consequently, the fair value is based on Level 2 inputs. The carrying values of the Company’s senior debt and notes payable to banks approximate fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs. As of December 31, 2012, the Company’s assets and liabilities measured or disclosed at fair value on recurring bases were as follows (in thousands):

Index

	Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	At December 31,	identical assets	inputs	inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$23,699	$23,699	$-	$-
Derivative liabilities	(742)	-	(742)	-
Other equity investments	1,176	1,176	-	-

Assets/(Liabilities) disclosed at fair value:
Subordinated debt	$(160,875)	$-	$(160,875)	$-
Senior debt	(3,989)	-	(3,989)	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement,” as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of certain termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations.” There were no assets or liabilities measured at fair value on a nonrecurring basis during the three or nine month periods ended December 31, 2012.

Index

4.	Inventories

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2012	2012
At cost - FIFO basis:
Raw materials	$58,095	$59,252
Work-in-process	11,579	18,952
Finished goods	52,793	49,315
	122,467	127,519
LIFO cost less than FIFO cost	(20,936)	(19,464)
Net inventories	$101,531	$108,055

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

All of the Company’s marketable securities, which consist of equity securities and fixed income securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other than temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations and retained earnings.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the nine months ended December 31, 2012 or December 31, 2011.

The following is a summary of available-for-sale securities at December 31, 2012 (in thousands):

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
Marketable securities	$21,385	$2,320	$6	$23,699

Index

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2012 are as follows (in thousands):

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$1,125	$6
Securities in a continuous loss position for more than 12 months	-	-
	$1,125	$6

Net realized gains related to sales of marketable securities were $147,000 and $31,000, in the three-month periods ended December 31, 2012 and December 31, 2011, respectively and $399,000 and $152,000 for the nine month periods then ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$23,183	$2,249	$39	$25,393

6.	Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually or when indicators of impairment are identified, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at December 31, 2012 and March 31, 2012.

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

In accordance with ASC Topic 350-20-35-3, the assessment of goodwill for impairment consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon the Company’s historical experience, current market trends and future expectations.

We performed our qualitative assessment including consideration of relevant events and circumstances impacting each of our reporting units during the fourth quarter of fiscal year 2012 and determined it was not more likely than not that the fair value of each of our reporting units was less than its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units.

Index

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment indicators could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the nine months ended December 31, 2012 is as follows (in thousands):

Balance at April 1, 2012	$106,435
Currency translation	(374)
Balance at December 31, 2012	$106,061

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2012			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,720	$(1,332)	$4,388	$5,783	$(1,109)	$4,674
Customer relationships	14,605	(5,723)	8,882	14,808	(4,693)	10,115
Other	1,378	(367)	1,011	1,267	(265)	1,002
Total	$21,703	$(7,422)	$14,281	$21,858	$(6,067)	$15,791

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2013 through 2017 is expected to be in a range of $1,700,000 to $1,900,000.

7.	Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or “AOCL”, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange loss (gain) in the Company’s consolidated statement of operations. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company’s consolidated statements of operations and retained earnings.

The Company has foreign currency forward agreements and cross-currency swaps in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $4,554,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,803,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $9,392,000 and all contracts mature within twenty one months of December 31, 2012.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three different counterparties as of December 31, 2012.

Index

The following is the effect of derivative instruments on the condensed consolidated statement of operations for the three months ended December 31, 2012 and 2011 (in thousands):

December 31,	Derivatives Designated as Cash Flow Hedges	(Loss)/Gain Recognized (1)	Location of Gain/(Loss) Recognized in Income on Derivatives	(Loss)/Gain Reclassified (2)
2012	Foreign exchange contracts	$(128)	Cost of products sold	$10
2011	Foreign exchange contracts	$36	Cost of products sold	$75

(1) Recognized in Other Comprehensive Loss (AOCL) on Derivatives (Effective Portion)
(2)  Reclassified from AOCL into Income (Effective Portion)

December 31,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Gain Recognized in Income on Derivatives
2012	Foreign exchange contracts	Foreign currency exchange gain (loss)	$(276)
2011	Foreign exchange contracts	Foreign currency exchange gain	$(1)

The following is the effect of derivative instruments on the condensed consolidated statement of operations for the nine months ended December 31, 2012 and 2011 (in thousands):

December 31,	Derivatives Designated as Cash Flow Hedges	(Loss)/Gain Recognized (3)	Location of Gain/(Loss) Recognized in Income on Derivatives	Gain Reclassified (4)
2012	Foreign exchange contracts	$(201)	Cost of products sold	$125
2011	Foreign exchange contracts	$171	Cost of products sold	$138

(3) Recognized in AOCL on Derivatives (Effective Portion)
(4)  Reclassified from AOCL into Income (Effective Portion)

December 31,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Gain Recognized in Income on Derivatives
2012	Foreign exchange contracts	Foreign currency exchange gain	$258
2011	Foreign exchange contracts	Foreign currency exchange gain	$987

Index

As of December 31, 2012, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2012 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$2
Foreign exchange contracts	Accrued Liabilities	$(516)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Asset (Liability)
Foreign exchange contracts	Other Assets	$9
Foreign exchange contracts	Accrued Liabilities	$(237)

8.	Debt

The Company entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totalled $88,530,000 net of outstanding borrowings of $0 and outstanding letters of credit of $11,470,000 as of December 31, 2012. The outstanding letters of credit at December 31, 2012 consisted of $2,362,000 in commercial letters of credit and $9,108,000 of standby letters of credit.   Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at December 31, 2012. The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of December 31, 2012. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

At March 31, 2012, the Company had entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The Revolving Credit Facility provided availability up to a maximum of $85,000,000 and had an initial term ending December 31, 2013. The Revolving Credit Facility was replaced by the New Revolving Credit Facility on October 19, 2012.

On January 25, 2011, the Company issued $150,000,000 principal amount of 7 7/8% Senior Subordinated Notes due 2019 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (Unregistered 7 7/8% Notes). The offering price of the Unregistered 7 7/8% Notes was 98.545% of par after adjustment for original issue discount.

Index

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

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2012, unsecured credit lines totaled approximately $8,126,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $963,000, of which $0 was drawn as of December 31, 2012.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2012 for further information on its debt arrangements.

9.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine Months Ended
	December 31, 2012		December 31, 2011
	2012	2011	2012	2011
Service costs	$623	$846	$1,869	$2,537
Interest cost	2,481	2,507	7,443	7,521
Expected return on plan assets	(2,803)	(2,689)	(8,410)	(8,065)
Net amortization	1,558	1,004	4,675	3,012
Curtailment (see below)	-	-	-	1,172
Net periodic pension cost	$1,859	$1,668	$5,577	$6,177

The Company currently plans to contribute approximately $10,400,000 to its pension plans in fiscal 2013.

Index

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Nine Months Ended
	December 31, 2012		December 31, 2011
	2012	2011	2012	2011
Interest cost	$78	$120	$234	$359
Amortization of plan net losses	36	82	107	246
Net periodic postretirement cost	$114	$202	$341	$605

During the nine months ended December 31, 2011, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  The Company recorded within cost of products sold for the nine months ended December 31, 2011 a curtailment charge of $1,172,000 resulting from the amendment.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2012.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 30, 2011
Numerator for basic and diluted earnings per share:
Net income	$9,579	$8,515	$26,267	$17,970

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,451	19,313	19,406	19,256
Effect of dilutive employee stock options and other share-based awards	246	175	214	270
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,697	19,488	19,620	19,526

Stock options and performance shares amounting to 275,000 and 448,000 common shares for the three month periods ended December 31, 2012 and 2011, respectively were not included in the computation of diluted earnings per share because they were antidilutive. Stock options and performance shares amounting to 275,000 and 215,000 common shares for the nine month periods ended December 31, 2012, and 2011, respectively were not included in the computation of diluted earnings per share respectively, because they were antidilutive.

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

Index

During the first nine months of fiscal 2013 and 2012, a total of 30,798 and 165,544 shares of common stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2012, 49,254 shares of restricted stock vested and were issued.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $8,000,000 and $13,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from December 31, 2012.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $10,700,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2012. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability settlement costs and legal fees of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,400,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2012. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The total asbestos-related and product-related liability approximates $17,100,000 at December 31, 2012 and $20,500,000 at March 31, 2012. The decrease in these liabilities primarily resulted from the Company’s implementation of a defensive strategy that is beginning to yield a higher dismissal rate than in the past year.

12.	Restructuring Charges

The Company did not incur any restructuring costs during the three and nine months ended December 31, 2012.  The Company incurred $430,000 in restructuring costs for the nine months ended December 31, 2011 primarily related to workforce reductions at one of its European facilities.

During the three and nine months period ended December 31, 2011 the Company recognized a net gain of $1,467,000 on the sale of one of its previously closed manufacturing facilities.  These net gains were recorded as a credit to restructuring expense in both periods.

Index

13.	Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 11% and 16% for the three month periods ended December 31, 2012 and 2011, respectively and 15% and 25% for the nine-month periods then ended, respectively.  Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 13% to 17% for fiscal 2013 based on the forecasted jurisdictional mix of taxable income.

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

			Non
As of December 31, 2012	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$67,255	$-	$44,682	$-	$111,937
Trade accounts receivable	37,475	3,803	37,432	-	78,710
Inventories	29,851	16,343	55,337	-	101,531
Other current assets	4,402	534	4,175	-	9,111
Total current assets	138,983	20,680	141,626	-	301,289
Property, plant, and equipment, net	34,199	11,791	14,775	-	60,765
Goodwill and other intangibles, net	40,960	31,025	48,357	-	120,342
Intercompany	(184)	63,175	(61,728)	(1,263)	-
Other assets	6,400	783	26,163	-	33,346
Investment in subsidiaries	203,753	-	-	(203,753)	-
Total assets	$424,111	$127,454	$169,193	$(205,016)	$515,742

Current liabilities	34,755	11,374	38,155	(1,263)	83,021
Long-term debt, less current portion	148,345	1,731	1,150	-	151,226
Other non-current liabilities	51,551	6,782	33,702	-	92,035
Total liabilities	234,651	19,887	73,007	(1,263)	326,282
Shareholders' equity	189,460	107,567	96,186	(203,753)	189,460
Total liabilities and shareholders' equity	$424,111	$127,454	$169,193	$(205,016)	$515,742

Index

For the Three months ended December 31, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$63,278	$34,323	$68,439	$(12,815)	$153,225
Cost of products sold	44,711	27,904	49,628	(12,815)	109,428
Gross profit	18,567	6,419	18,811	-	43,797
Selling, general and administrative expenses	9,732	4,866	14,517	-	29,115
Amortization of intangibles	26	-	467	-	493
	9,758	4,866	14,984	-	29,608
Income from operations	8,809	1,553	3,827	-	14,189
Interest and debt expense	3,863	(532)	82	-	3,413
Other (income) and expense, net	(991)	(180)	1,175	-	4
Income before income tax expense and equity in income of subsidiaries	5,937	2,265	2,570	-	10,772
Income tax expense (benefit)	250	(80)	1,023	-	1,193
Equity in income from continuing operations of subsidiaries	3,892	-	-	(3,892)	-
Net income	$9,579	$2,345	$1,547	$(3,892)	$9,579

For the Nine Months Ended December 31, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$180,008	$117,522	$195,625	$(40,445)	$452,710
Cost of products sold	128,941	97,740	136,451	(40,445)	322,687
Gross profit	51,067	19,782	59,174	-	130,023
Selling, general and administrative expenses	30,061	15,997	42,594	-	88,652
Restructuring charges	-	-	-	-	-
Amortization of intangibles	73	-	1,408	-	1,481
	30,134	15,997	44,002	-	90,133
Income from operations	20,933	3,785	15,172	-	39,890
Interest and debt expense	9,961	152	305	-	10,418
Other (income) and expense, net	(1,161)	(164)	26	-	(1,299)
Income before income tax expense and equity in income of subsidiaries	12,133	3,797	14,841	-	30,771
Income tax (benefit) expense	17	-	4,487	-	4,504
Equity in income from continuing operations of subsidiaries	14,151	-	-	(14,151)	-
Net income	$26,267	$3,797	$10,354	$(14,151)	$26,267

Index

For the Three Months Ended December 31, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$9,579	$2,345	$1,547	$(3,892)	$9,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	2,604	-	2,604
Change in derivatives qualifying as hedges, net of deferred tax expense	(161)	-	23	-	(138)
Adjustments:
Unrealized holding gain arising during the period, net of deferred tax expense	-	-	194	-	194
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	(253)	-	(253)
Total adjustments	-	-	(59)	-	(59)
Total other comprehensive income	(161)	-	2,568	-	2,407
Comprehensive income	$9,418	$2,345	$4,115	$(3,892)	$11,986

For the Nine Months Ended December 31, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$26,267	$3,797	$10,354	$(14,151)	$26,267
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(40)	-	(40)
Change in derivatives qualifying as hedges, net of deferred tax expense	(118)	-	(208)	-	(326)
Adjustments:	-	-	-	-	-
Unrealized holding gain arising during the period, net of deferred tax expense	-	-	489	-	489
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	(400)	-	(400)
Total adjustments	-	-	89	-	89
Total other comprehensive income (loss)	(118)	-	(159)	-	(277)
Comprehensive income	$26,149	$3,797	$10,195	$(14,151)	$25,990

Index

For the Nine Months Ended December 31, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by (used for) operating activities	$15,908	$(1,715)	$12,094	$-	$26,287

Investing activities:
Purchase of marketable securities, net	-	-	2,183	-	2,183
Capital expenditures	(4,683)	(445)	(2,011)	-	(7,139)
Proceeds from sale of assets	-	2,357	-	-	2,357
Net cash (used for) provided by investing activities	(4,683)	1,912	172	-	(2,599)

Financing activities:
Proceeds from stock options exercised	232	-	-	-	232
Net payments under lines-of-credit	-	-	(52)	-	(52)
Other	(160)	(202)	(596)	-	(958)
Net cash provided by (used for) financing activities	72	(202)	(648)	-	(778)
Effect of exchange rate changes on cash	-	-	(446)	-	(446)
Net change in cash and cash equivalents	11,297	(5)	11,172	-	22,464
Cash and cash equivalents at beginning of period	55,958	5	33,510	-	89,473
Cash and cash equivalents at end of period	$67,255	$-	$44,682	$-	$111,937

Index

			Non
As of March 31, 2012	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$55,958	$5	$33,510	$-	$89,473
Trade accounts receivable	44,375	5,579	38,688	-	88,642
Inventories	29,161	20,087	61,347	(2,540)	108,055
Prepaid expenses	5,398	502	4,004	545	10,449
Total current assets	134,892	26,173	137,549	(1,995)	296,619
Property, plant, and equipment, net	32,679	13,050	15,980	-	61,709
Goodwill and other intangibles, net	40,906	31,025	50,295	-	122,226
Intercompany	(41,502)	102,471	(61,149)	180	-
Other non-current assets	6,449	784	27,620	-	34,853
Investment in subsidiaries	228,138	-	-	(228,138)	-
Total assets	$401,562	$173,503	$170,295	$(229,953)	$515,407
	-	-	-	-	-
Current liabilities	$37,480	$18,772	$49,472	$(1,815)	$103,909
Long-term debt, less current portion	148,140	1,961	1,788	-	151,889
Other non-current liabilities	55,476	6,842	36,825	-	99,143
Total liabilities	241,096	27,575	88,085	(1,815)	354,941
Shareholders' equity	160,466	145,928	82,210	(228,138)	160,466
Total liabilities and shareholders' equity	$401,562	$173,503	$170,295	$(229,953)	$515,407

For the Three months ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$55,631	$34,900	$65,124	$(12,905)	$142,750
Cost of products sold	40,354	30,007	46,691	(12,905)	104,147
Gross profit	15,277	4,893	18,433	-	38,603
Selling, general and administrative expenses	9,357	5,004	13,224	-	27,585
Amortization of intangibles	28	-	457	-	485
	7,918	5,004	13,681	-	26,603
Income from operations	7,359	(111)	4,752	-	12,000
Interest and debt expense	2,862	642	86	-	3,590
Other (income) and expense, net	(180)	15	(1,606)	-	(1,771)
Income before income tax expense and equity in income of subsidiaries	4,677	(768)	6,272	-	10,181
Income tax expense	(807)	-	2,473	-	1,666
Equity in income from continuing operations of subsidiaries	3,031	-	-	(3,031)	-
Net income	$8,515	$(768)	$3,799	$(3,031)	$8,515

Index

For the Nine Months Ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$159,172	121,760	191,495	(40,054)	$432,373
Cost of products sold	118,157	105,425	135,369	(40,054)	318,897
Gross profit	41,015	16,335	56,126	-	113,476
Selling, general and administrative expenses	26,150	14,756	40,565	-	81,471
Restructuring charges	(1,455)	-	418	-	(1,037)
Amortization of intangibles	82	-	1,433	-	1,515
	24,777	14,756	42,416	-	81,949
Income from operations	16,238	1,579	13,710	-	31,527
Interest and debt expense	9,340	1,048	263	-	10,651
Other (income) and expense, net	(586)	33	(2,030)	-	(2,583)
Income from continuing operations before income tax expense and equity in income of subsidiaries	7,484	498	15,477	-	23,459
Income tax expense	557	169	5,172	-	5,898
Equity in income from continuing operations of subsidiaries	10,634	-	-	(10,634)	-
Income from continuing operations	17,561	329	10,305	(10,634)	17,561
Gain from discontinued operations	409	-	-	-	409
Net income	$17,970	329	10,305	(10,634)	$17,970

For the Three Months Ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$8,515	$(768)	$3,799	$(3,031)	$8,515
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(3,597)	-	(3,597)
Change in derivatives qualifying as hedges, net of deferred tax expense	(82)	-	46	-	(36)
Adjustments:
Unrealized holding loss arising during the period, net of deferred tax expense	-	-	610	-	610
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	32	-	32
Total adjustments	-	-	642	-	642
Total other comprehensive income (loss)	(82)	-	(2,909)	-	(2,991)
Comprehensive income (loss)	$8,433	$(768)	$890	$(3,031)	$5,524

Index

For the Nine Months Ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$17,970	$329	$10,305	$(10,634)	$17,970
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(8,047)	-	(8,047)
Change in derivatives qualifying as hedges, net of deferred tax expense	(10)	-	46	-	36
Adjustments:
Unrealized holding loss arising during the period, net of deferred tax expense	-	-	198	-	198
Reclassification adjustment for gain included in net income, net of deferred tax expense	-	-	157	-	157
Total adjustments	-	-	355	-	355
Total other comprehensive income (loss)	(10)	-	(7,646)	-	(7,656)
Comprehensive income	$17,960	$329	$2,659	$(10,634)	$10,314

For the Nine Months Ended December 31, 2011			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by (used for) operating activities	$8,044	$2,942	$2,477	$-	$13,463

Investing activities:
Purchase of marketable securities, net	-	-	1,244	-	1,244
Capital expenditures	(8,553)	(702)	(1,209)	-	(10,464)
Proceeds from sale of real estate, net	1,971	-	-	-	1,971
Purchase of business, net of cash acquired	-	-	(3,356)	-	(3,356)
Net cash provided by investing activities from discontinued operations	409	-	-	-	409
Net cash used for investing activities	(6,173)	(702)	(3,321)	-	(10,196)

Financing activities:
Proceeds from stock options exercised	1,733	-	-	-	1,733
Net payments under lines-of-credit	-	-	(238)	-	(238)
Other	324	(177)	(311)	-	(164)
Net cash provided by (used for) financing activities	2,057	(177)	(549)	-	1,331
Effect of exchange rate changes on cash	-	-	(2,704)	-	(2,704)
Net change in cash and cash equivalents	3,928	2,063	(4,097)	-	1,894
Cash and cash equivalents at beginning of period	45,954	7	34,178	-	80,139
Cash and cash equivalents at end of period	$49,882	$2,070	$30,081	$-	$82,033

Index

15.	Effects of New Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” which amends a wide variety of Topics in the FASB Accounting Standards Codification ("Codification”). The amendments in ASU No. 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The adoption of ASU 2012-04 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)”. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 137-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the Asian, Latin American and European marketplaces. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including market expansion, a high degree of customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. We stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of October 31, 2017, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile.

Additionally our revenue base is now more geographically diverse than at any time in our Company’s history, with approximately 44% derived from customers outside the U.S. for the nine months ended December 31, 2012. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our product. Since their June 2009 trough, these statistics have improved over the last several years but have recently declined in the Eurozone.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Results of Operations

Three and Nine Months Ended December 31, 2012 and December 31, 2011

Net sales in the fiscal 2013 quarter ended December 31, 2012 were $153,225,000, up $10,475,000 or 7.3% from the fiscal 2012 quarter ended December 31, 2011 net sales of $142,750,000. Net sales for the nine month period ended December 31, 2012 were $452,710,000, up $20,337,000 or 4.7% from the nine months ended December 31, 2011 net sales of $432,373,000.  For the three months ended December 31, 2012 net sales were positively impacted $6,491,000 by volume and mix of products sold, $4,922,000 by two additional shipping days and $3,757,000 by price increases. Sales for the quarter were negatively impacted by $2,647,000 due to net acquisition and divestiture activity and $2,048,000 due to foreign currency translation.  For the nine months ended December 31, 2012 net sales were positively impacted $25,203,000 by volume and mix of products sold, $12,895,000 by price increases, and $2,581,000 by one additional shipping day.  Net sales were negatively impacted $4,026,000 by net acquisition and divestiture activity and $16,316,000 by the impact of currency translation.

Gross profit in the fiscal 2013 quarter ended December 31, 2012 was $43,797,000, an increase of $5,194,000 or 13.5% from the fiscal 2012 quarter ended December 31, 2011 gross profit of $38,603,000. Gross profit margin increased to 28.6% in the fiscal 2013 quarter from 27.0% in the fiscal 2012 quarter. Gross profit in the nine month period ended December 31, 2012 was $130,023,000, up $16,547,000 or 14.6% from the nine month period ended December 31, 2011 gross profit of $113,476,000. Gross profit margin for the nine month period ending December 31, 2012 increased to 28.7% compared to 26.2% for the nine month period ending December 31, 2011.

For the quarter ended December 31, 2012 the increase in gross profit was due to $3,757,000 in price increases, $2,571,000 in increased volume and the impact of product sales mix, $840,000 from net acquisition and divestiture activity, and $586,000 of lower product liability expense, offset by material inflation of $1,496,000 and unfavorable productivity of $479,000. The translation of foreign currencies had a $585,000 negative impact on gross profit in the fiscal 2013 quarter.  For the nine months ended December 31, 2012 the increase in gross profit was due to $12,895,000 in price increases, $6,383,000 in increased volume and the impact of product sales mix, $4,303,000 in increased productivity, $1,874,000 from net acquisition and divestiture activity and $1,456,000 of lower product liability expense offset by material inflation of $5,244,000. The translation of foreign currencies had a $5,120,000 negative impact on gross profit in fiscal 2013.

Selling expenses were $16,390,000 and $15,980,000 for the three months ended December 31, 2012 and 2011, respectively. Selling expenses were $49,204,000 and $47,515,000 for the nine months ended December 31, 2012 and 2011, respectively. For the three and nine months ended December 31, 2012 the increase was consistent with the overall increase in sales volume along with increased selling costs in developing new markets. Additionally, foreign currency translation had a $383,000 and $2,485,000 positive impact on selling expenses for the three and nine months ended December 31, 2012, respectively.  As a percentage of consolidated net sales, selling expenses were 10.7% and 11.2% for the three months ended December 31, 2012 and 2011, respectively and 10.9% and 11.0% for the nine month periods then ended, respectively.

General and administrative expenses were $12,725,000 and $11,605,000 for the three month periods ended December 31, 2012 and 2011, respectively. General and administrative expenses were $39,448,000 and $33,956,000 for the nine months ended December 31, 2012 and 2011.  For the three months ended December 31, 2012, the increase in general and administrative expense was primarily the result of higher pension costs and investments for growth in the Asia Pacific region as well as general inflationary increases.  For the nine months ended December 31, 2012 the increase in general and administrative expenses was primarily the result of investments in the Company’s ERP system implementation, increased benefit costs including pension, group health, and relocation, as well as general inflationary increases. Foreign currency translation had a $169,000 and $1,199,000 favorable impact on general and administrative expense for the three and nine month periods ended December 31, 2012. As a percentage of consolidated net sales, general and administrative expenses were 8.3% and 8.1% for the three month periods ended December 31, 2012 and 2011, respectively and 8.7% and 7.9% for the nine month periods then ended, respectively.

Index

The Company did not incur any restructuring costs during the three and nine months ended December 31, 2012.  The Company incurred $430,000 in restructuring costs for the nine months ended December 31, 2011 primarily related to workforce reductions at one of its European facilities.

During the three and nine months period ended December 31, 2011 the Company recognized a net gain of $1,467,000 on the sale of one of its previously closed manufacturing facilities.  These net gains were recorded as a credit to restructuring expense in both periods.

There were no significant changes in amortization of intangibles for the three and nine months ended December 31, 2012 compared to the three and nine months ended December 31, 2011 other than the impact of foreign currency translation.  Amortization of intangibles was $493,000 and $485,000 for the three months ended December 31, 2012 and 2011, respectively and $1,481,000 and $1,515,000 for the nine month periods then ended, respectively.

Interest and debt expense was $3,413,000 and $3,590,000 for the three months ended December 31, 2012 and 2011, respectively and $10,418,000 and $10,651,000 for the nine month periods then ended, respectively.

Income tax expense as a percentage of income from continuing operations before income tax expense was 11% and 16% for the three month periods ended December 31, 2012 and 2011, respectively and 15% and 25% for the nine-month periods then ended, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 13% to 17% for fiscal 2013 based on the forecasted jurisdictional mix of taxable income. This percentage could change if conditions are met to reverse the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Cash and cash equivalents totaled $111,937,000 at December 31, 2012, an increase of $22,464,000 from the March 31, 2012 balance of $89,473,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $26,287,000 for the nine months ended December 31, 2012 compared with net cash provided by operating activities of $13,463,000 for the nine months ended December 31, 2011. The net cash provided by operating activities for the nine months ended December 31, 2012 consisted of $26,267,000 in net income, which was largely due to higher gross profit, and a decrease in inventories and trade accounts receivable of $4,129,000 and $9,330,000 respectively, offset by a decrease in trade accounts payable and accrued and non-current liabilities of $8,835,000 and $16,212,000 respectively. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as a net decrease in customer deposits and sales rebates earned in fiscal year 2012 and paid in fiscal 2013.

Net cash provided by operating activities was $13,463,000 for the nine months ended December 31, 2011. The net cash provided by operating activities for the nine months ended December 31, 2011 was primarily the result of net income from continuing operations of $17,970,000 offset largely by an increase in inventories of $14,011,000. The increase in inventory was primarily to meet increasing sales volume and expected future customer demand.

Cash flow provided by investing activities

Net cash used by investing activities was $2,599,000 for the nine months ended December 31, 2012 compared with net cash used by investing activities of $10,196,000 for the nine months ended December 31, 2011. The net cash used by investing activities for the nine months ended December 31, 2012 primarily consisted of $7,139,000 in capital expenditures (of which $2,174,000 relates to implementation of our global ERP system) partially offset by $2,357,000 in proceeds from the sale of assets and $2,183,000 in net proceeds from the sale of marketable equity securities.

Index

Net cash used by investing activities was $10,196,000 for the nine months ended December 31, 2011. The net cash used by investing activities for the nine months ended December 31, 2011 was primarily the result of $10,464,000 in capital expenditures (of which $4,651,000 related to the implementation of our global ERP system).

Cash flow provided by financing activities

Net cash used by financing activities was $778,000 for the nine months ended December 31, 2012 compared with net cash provided by financing activities of $1,331,000 for the nine months ended December 31, 2011. The net cash provided by financing activities for the nine months ended December 31, 2011 included $1,733,000 of proceeds from exercises of stock options.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of December 31, 2012, $44,413,000 of cash and cash equivalents were held by foreign subsidiaries.

The Company entered into a fifth amended, restated and expanded revolving credit facility on October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and expires October 31, 2017.

The unused portion of the Revolving Credit Facility totalled $88,530,000, net of outstanding borrowings of $0 and outstanding letters of credit of $11,470,000, as of December 31, 2012. The outstanding letters of credit at December 31, 2012 consisted of $2,362,000 in commercial letters of credit and $9,108,000 of standby letters of credit.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at December 31, 2012.  The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of December 31, 2012.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

As of March 31, 2012, we had an amended, restated and expanded revolving credit facility dated December 31, 2009 (Revolving Credit Facility). The Revolving Credit Facility provided availability up to a maximum of $85,000,000. The Revolving Credit Facility was replaced by the New Revolving Credit Facility on October 19, 2012.

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

Our capital lease obligations related to property and equipment leases amounted to $3,989,000 at December 31, 2012. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2012, significant unsecured credit lines totaled approximately $8,126,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $963,000, of which $0 was drawn as of December 31, 2012.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2012 and December 31, 2011 were $7,139,000 and $10,464,000, respectively. We expect capital spending for fiscal 2013 to be approximately $12,000,000 to $15,000,000 compared with $13,765,000 in fiscal 2012.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totalling $9,807,000 and $96,254,000 at December 31, 2012, respectively.

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

Deferred Tax Asset Valuation Allowance

During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes. The balance of the valuation allowance at March 31, 2012 was $53,325,000. This charge related to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans, insurance reserves, U.S. tax credits, and U.S. net operating loss (“NOL”) carryforwards. The U.S. NOL carryforwards have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S. to-date in fiscal 2011, despite our expectations of future profitability. If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

The recording of this non-cash charge does not impact the Company’s ability to realize the economic benefit of its deferred tax assets (including those related to NOL carryforwards) amounting to $58,226,000 on a gross basis at March 31, 2012 on future tax returns. In future periods, the allowance could be reduced or reversed based on sufficient objectively verifiable evidence indicating that it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized.

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

Effects of New Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” which amends a wide variety of Topics in the FASB Accounting Standards Codification ("Codification”). The amendments in ASU No. 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The adoption of ASU 2012-04 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)”. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II.	Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – none.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended December 31, 2012, formatted in XBRL, as follows:

(i)	Condensed Consolidated Balance Sheets for December 31, 2012 and March 31, 2012;

(ii)	Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the three and nine months ended December 31, 2012 and 2011;

(iii)	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011;

(iv)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2012 and 2011; and

(v)	Notes to Consolidated Condensed Financial Statements for the nine months ended December 31, 2012.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 25, 2013	/s/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Chief Financial Officer
(Principal Financial Officer)