Form 10-K
period 2013-03-31
COLUMBUS MCKINNON CORP
filed 2013-05-29
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2013

Commission file number 0-27618
_________________

COLUMBUS McKINNON CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-0547600
(State of Incorporation)	(I.R.S. Employer Identification Number)

140 John James Audubon Parkway
Amherst, New York 14228-1197
(Address of principal executive offices, including zip code)

(716) 689-5400
(Registrant’s telephone number, including area code)
_________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2012 (the second fiscal quarter in which this Form 10-K relates) was approximately $285 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 22, 2013 was 19,509,042 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2013 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2013 Annual Report on Form 10-K

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

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in the manufacturing industry capacity utilization, industrial production and the general economic activity indicators, like GDP.  Both the U.S. and Eurozone capacity utilization are primary leading market indicators for the Company.  U.S. industrial capacity utilization increased to 77.1% in March 2013, trending up from 76.9% in March 2012 and slightly improved from 77.0% in December 2012.  Eurozone capacity utilization was 77.2% in the quarter ended March 31, 2013, down from 79.9% during the quarter ended March 31, 2012, but improved from 76.9% at the end of December 2012.  The European indicator reflects the modest recession being experienced in the Eurozone, while the U.S. indicator demonstrates moderate economic growth. In addition we follow the Emerging Markets Purchasing Managers’ Index (PMI) for countries significant to our operations including China, Brazil, Mexico, and Russia.

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

Our Competitive Strengths

Leading North American Market Positions -   We are a leading manufacturer and marketer of hoists, alloy and high strength carbon steel chain and attachments, and actuators in North America.  We have developed our leading market positions over our 138-year history by emphasizing technological innovation, manufacturing excellence and superior service. Approximately 84% of our U.S. net sales for the year ended March 31, 2013 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest channel partners and end user customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:

Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Powered Hoists (1)	47%	#1	34%
Manual Hoists & Trolleys (1)	50%	#1	15%
Forged Chain Attachments (1)	24%	#1	10%
Load Chain (1)	50%	#1	3%
Hoist Parts (2)	48%	#1	11%
Mechanical Actuators (3)	37%	#1	7%
Tire Shredders (4)	55%	#1	2%
Jib Cranes (5)	25%	#1	2%
			84%
_____________
(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2012.

(2)
Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users purchase Hoist Parts from the original equipment supplier.

(3)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2012.

(4)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2012.

(5)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalogues in 2012.

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

In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Pfaff, Shaw-Box and Yale, are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with powered hoists and manual hoists and were first developed and marketed under these brand names in the early 1900s.  We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.  We are at the forefront of innovation in our industry and continually introduce new products to meet our changing customer needs.  Products introduced or engineered for our customers during the three fiscal years ended March 31, 2013 account for approximately 23.7% of our net sales; exceeding our goal to have these products contributing 20% to revenue.

 Distribution Channel Diversity and Strength - Our products are sold to over 15,000 general and specialty distributors, end users and OEMs globally.  We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups.  There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with our leading distributors, as well as forming new relationships.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling. Our largest distributor represents approximately 4.0% of our total net sales and our top 10 customers represent approximately 19% of our total net sales.

Expanding Non-U.S. Markets - We have significantly grown our non-U.S. sales since becoming a public company in 1996.  Our non-U.S. sales have grown from $34,300,000 (representing 16% of total sales) in fiscal 1996 to $253,252,000 (representing 42% of our total sales) during the year ended March 31, 2013.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific. We have nine offices in China to sell into this growing industrial market. Our non-U.S. business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

"Non-U.S. sales" as expressed throughout Items 1 and 7 of this Form 10-K, are defined as sales to customers located outside of the United States.

Efficient Operations with Low-Cost Structure -    We are extremely focused on optimizing our cost structure and have taken a number of steps towards reducing our costs, including: consolidating facilities, promoting a “Lean” culture, manufacturing in low cost jurisdictions, coordinating purchasing activities across the organization and selectively outsourcing non-critical functions. The actions we have taken to date have eliminated fixed costs from our operations and provided us with significant operating leverage as the economic conditions in our markets continue to improve. Our operating leverage goal is for each incremental sales dollar to generate 30%-40% of additional operating income.

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

—
Lean Culture -   We have been applying “Lean” techniques since 2001 and our efforts have resulted in increased inventory turns, reduced manufacturing floor space, and an improvement in productivity and on-time deliveries. We have witnessed the benefits of “Lean” principles in our manufacturing operations and are now working to develop a “Lean” culture throughout our organization—improving our processes and reducing waste in all forms in all of our business activities.

—
Expansion Outside the U.S. - Our continued expansion of our manufacturing facilities in China and Europe provides us with a cost efficient platform to manufacture and distribute certain of our products and components. We now operate 16 principal manufacturing facilities in 7 countries, with 32 stand-alone sales and service offices in 20 countries and 10 warehouse facilities in 4 countries.

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

Strong After-Market Sales and Support - We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and ultimate satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for replacement units and components and repair parts.  We maintain strong relationships with our distribution channel partners and provide prompt service to end-users of our products through our authorized network of 14 chain repair stations and approximately 179 certified hoist service and repair stations. We also work closely with end users to design the appropriate lifting systems using our products to help them solve their material handling problems.

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

Consistent Free Cash Flow Generation and Significant Debt Reduction—We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) through periods of economic uncertainty by continually controlling our costs, improving our working capital management and reducing the capital intensity of our manufacturing operations. In the past five years, despite the economic downturn, we have reduced total net debt (defined as total debt less cash and cash equivalents) by $68,300,000, from $98,700,000 to $30,400,000 at March 31, 2013. We manage our capital structure conservatively while maintaining flexibility to pursue attractive strategic growth opportunities.

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

Our Strategy

Invest in New Products and Targeted Markets.    We intend to leverage our competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Introducing New Products—We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address the material handling needs of our customers. We design our powered hoist lines to many international standards including the FEM (European and Asian), ANSI (U.S.) and other standard setting bodies to ensure maximum utility for these products across geographies. We employ the StageGate process to enhance discipline and focus in our new product development program. New product sales (defined as new products introduced within the last three years and products engineered for our customers) amounted to $142,000,000 in the fiscal year ended March 31, 2013, or 23.7% of total sales exceeding our goal of having new products amounting to at least 20% of total sales.  New product sales amounted to $121,000,000 in the fiscal year ended March 31, 2012 (20.4% of total sales) and $90,000,000 in the fiscal year ended March 31, 2011 (17.2% of total sales).

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

Continue to Grow in Non-U.S. Markets -   Our non-U.S. sales of $253,252,000 comprised 42% of our net sales for the year ended March 31, 2013, as compared with $260,960,000, or 44% in fiscal 2012 and $34,300,000, or 16% of our net sales, in fiscal 1996, the year we became a public company.  Although we have made significant progress, our goal is to continue to increase our presence outside the U.S to capitalize on the higher growth opportunities and continue to diversify our business profile. We presently sell to distributors in over 50 countries and have our primary non-U.S. manufacturing facilities in China, Germany, United Kingdom, Hungary, Mexico and France.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Asia-Pacific, Europe, and Latin America and have sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales in Asia-Pacific by manufacturing a broader array of high quality, low-cost products and components in China. We have developed and are continuing to expand upon new hoist and other products in compliance with global standards and international designs to enhance our global distribution.

Focus on Operational Excellence - Our objective is to provide the highest quality products and services at prices consistent with the value created for our customers. We continually evaluate our costs and challenge the global supply chain to reduce costs. Our view is that a market-focused sales and marketing effort along with low operating costs will prove to be successful for both our customers and for the Company. We continually seek ways to reduce our operating costs and increase our manufacturing productivity, while maintaining quality. Ongoing programs include our efforts to further develop our “Lean” culture throughout the organization, the completion of our facility rationalization programs in the U.S., the consolidation of our facilities within China, our continued search for new ways to leverage our purchasing power through our Purchasing Council and the continued focus on enhancing the efficiency of our global supply chain. Our operating leverage goal is for each incremental sales dollar to generate 30% to 40% of additional operating income.

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

Products

Nearly 80% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000. Of our fiscal 2013 sales, $344,011,000 or 58% were U.S. and $253,252,000, or 42% were international. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2013 and 2012:

	Fiscal Years Ended March 31,
	2013	2012
Hoists	63%	62%
Chain and rigging tools	15	15
Industrial cranes	7	7
Actuators and rotary unions	13	14
Other	2	2
	100%	100%

Hoists - We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 60 tons with up to 140 ton capacity being introduced in fiscal 2014. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, Yale and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy, mining, food services, entertainment and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

We also offer several lines of standard and custom-designed, below-the-hook tooling, clamps, and textile strappings. Below-the-hook tooling, textile and chain slings and associated forgings, and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoisting or lifting applications.

Chain and Rigging Tools -   We manufacture alloy and carbon steel chain for various industrial and consumer applications. U.S. federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications.

We produce a broad line of alloy and carbon steel closed-die forged chain attachments, including hooks, shackles, Hammerloks, and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

In addition, we manufacture carbon steel forged and stamped products, such as load binders, logging tools and other securing devices, for sale to the industrial and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

Industrial Cranes -   We participate in the U.S. crane manufacturing and servicing markets through our offering of overhead bridge, jib and gantry cranes.  Our products are sold under the CES, Abell-Howe, and Washington Equipment brands. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists and other crane components.

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

Other -   This category primarily includes tire shredders.  We have developed and patented a line of heavy equipment that shreds whole tires, for use in recycling the various components of a tire including: rubber and steel. These recycled products also can be used as aggregate, playgrounds, sports surfaces, landscaping and other such applications, as well as scrap steel.

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

Trade Show Participation -   Trade shows are an effective way to promote our products to distributors and end users.  Shows can range in size from distributor “open houses” to large, global shows such as CeMAT held in Hanover, Germany.   Through partnerships with our distributors, we have expanded our reach to the end user while strengthening our distribution network.  In fiscal 2013, we focused primarily on shows related to targeted industries.  Examples include: OTC (US) for oil & gas, MODEX (US) for material handling, MINExpo (US) for mining industry, LDO (US) for the entertainment industry, PALM Expo (China) for the entertainment industry, CEMAT ASIA for material handling, automation, transport/logistics industries, Prolight & Sound (Germany) for industrial equipment, Plasa (UK) for entertainment, Mecânica (Brazil) for automation and process controls, Rio for oil & gas (Brazil) and Expo Manejo de Materiales y Logística (Mexico) for handling of materials and logistics.

Industry Association Membership and Participation -   As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved in numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), AMSE (American Society of Mechanical Engineers) and ARA (American Rental Association).

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

Crane End-Users -   We market and sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builder, Crane Equipment & Service, Inc. (“CES”). CES which includes Abell-Howe and Washington Equipment brands designs, manufactures, installs and services a variety of cranes with capacities up to 100 tons.

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 14 chain repair service stations and approximately 179 certified hoist service and repair stations throughout North America. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have approximately 179 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, Cummins Engine, DuPont, General Electric, John Deere, Praxair and many other industrial and entertainment organizations.

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

Backlog

Our backlog of orders at March 31, 2013 was approximately $99,034,000 compared to approximately $114,180,000 at March 31, 2012. Fiscal 2012 backlog was elevated due to an unusually large amount of project-related business at the end of the year. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers’ specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog reflect the project oriented nature of certain aspects of our business.

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

Employees

At March 31, 2013, we had 2,578 employees; 1,524 in the U.S./Canada, 107 in Latin America, 746 in Europe and 201 in Asia. Approximately 14% of our employees are represented under four separate U.S. or Canadian collective bargaining agreements which terminate at various times between August 2013 and April 2015. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We believe that our relationship with our employees is good and that the risk of a disruption in production related to these negotiations is remote.

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

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements.  Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2014.

We notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our Coffing Hoist facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We investigated under the supervision of a DENR Registered Environmental Consultant (“the REC”) and have commenced voluntary clean-up at the facility. At this time, additional remediation costs are not expected to exceed the accrued balance of $245,000.

In March of 2007, we also discovered the presence of certain contaminants in excess of regulatory standards at our Damascus, Virginia hoist plant and have notified the Virginia Department of Environmental Quality (the “DEQ”).  We filed an application with the DEQ to participate in its voluntary remediation program and have been accepted.  The estimated cost for the voluntary clean-up is not expected to exceed the accrued balance of $25,000.

In June of 2007, we were identified by the New York State Department of Environmental Conservation (“the DEC”), along with other companies, as a potential responsible party (“PRP”) at the Frontier Chemical Royal Avenue Site in Niagara Falls, New York.  We sent waste sulfuric acid pickling solution generated at our facility in Tonawanda, New York to the Frontier Royal Avenue Site during the period from approximately 1982 to 1984.  We have joined with other PRP members known as the Frontier Chemical Site Joint Defense Alliance Group to conduct investigation and, if appropriate, remediation activities at the site.  We settled this matter in June 2012 for approximately $71,000.

CMCO has been a part of the Pendleton Site PRP Group since about 1993.  CMCO sent its pickle liquor wastes from Tonawanda to the Pendleton Site for treatment and disposal.  The Pendleton Site PRP Group signed an Order on Consent with the NYS DEC in 1996 and the cleanup was concluded in the early 2000s.  The Order on Consent required a post-construction operation and maintenance period of 30 years and CMCO is required to pay its share of the costs associated with the operation and maintenance period.  These annual costs are approximately $50,000 of which CMCO pays 13.4% or $6,700.  Reserves on the books are sufficient to cover these costs for the remainder of the operations and maintenance period.

For all of the currently known environmental matters, we have accrued a total of $356,000 as of March 31, 2013 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

During the last five years, financial markets in the United States, Europe and Asia have experienced substantial disruption including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address these market conditions and the extent to which such government actions may prove effective remains unclear. The future economic environment may worsen.

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

Many of the end-users of our products are in highly cyclical industries that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, their construction and capital expenditure budgets, changes in their vertical market sectors and other factors beyond our control. In the fiscal years ended March 31, 2009 and 2010, for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown. In addition we recorded a goodwill impairment charge and incurred restructuring costs in these periods.  These lower levels of demand resulted in a 20% decline in net sales from our 2008 fiscal year to our 2010 fiscal year, from $593,800,000 to $476,100,000, despite our acquisition of Pfaff in the middle of our 2009 fiscal year. We have seen improvement in demand for our products in the fiscal year ended March 31, 2013.  Our net sales for the year ended March 31, 2013 were $597,263,000 up $5,318,000 or 1.0% from the year ending March 31, 2012. However, there is no certainty that this improvement will continue in the future.

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

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2013, approximately 42% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material after-tax effect on our financial condition or liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2013 consolidated financial statements included in Item 8 of this form 10K.

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

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $253,252,000 in our fiscal year ended March 31, 2013) are generated in foreign currencies, including principally the euro and the Canadian dollar, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

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

We maintain our corporate headquarters in Amherst, New York and, as of March 31, 2013, conducted our principal manufacturing at the following facilities:

Location		Products/Operations	Square Footage	Owned or Leased

1.	Wadesboro, NC	Hoists	186,000	Owned
2.	Lexington, TN	Chain	165,000	Owned
3.	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
4.	Damascus, VA	Hoists	90,000	Owned
5.	Forging operation:
	Chattanooga, TN	Forged attachments	81,000	Owned
	Chattanooga, TN	Forged attachments	59,000	Owned
6.	Ohio hoist operation:
	Salem, OH	Hoists	49,000	Leased
	Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
7.	Velbert, Germany	Hoists	108,000	Leased
8.	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
9.	Santiago Tianguistenco, Mexico	Hoists	91,000	Owned
10.	Asia operation:
	Hangzhou, China	Hoists	54,000	Owned
	Hangzhou, China	Hoists	53,000	Owned
11.	Chester, England	Plate clamps	48,000	Owned
12.	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
13.	Eureka, IL	Cranes	91,000	Owned
14.	Sarasota, FL	Tire shredders	25,000	Owned
15.	Heilbronn, Germany	Actuators	23,000	Leased
16.	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

In addition, we have a total of 42 sales offices, distribution centers and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.	Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly-owned New York State captive insurance subsidiary of which we are the sole policy holder.  The per occurrence limits on the self-insurance for general and product liability coverage were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter.  In addition to the per occurrence limits, our coverage is also subject to an annual aggregate limit, applicable to losses only.  These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2013.  We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

Like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue.  Based on this review, we do not believe that any of our pending asbestos-related claims will have a material impact on our business.  See Note 16 to our March 31, 2013 consolidated financial statements for more information on our asbestos claims.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2013, there were 588 holders of record of our common stock.

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

	Price Range of
	Common Stock
Year Ended March 31, 2012	High	Low
First Quarter	$20.45	$16.84
Second Quarter	18.32	10.08
Third Quarter	14.99	10.37
Fourth Quarter	17.85	12.71

Year Ended March 31, 2013
First Quarter	$16.25	$13.13
Second Quarter	16.22	13.77
Third Quarter	16.52	14.27
Fourth Quarter	20.84	15.87

On May 22, 2013, the closing price of our common stock on the Nasdaq Global Select Market was $19.01 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, the S&P MidCap 400 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2008 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  Going forward, we will replace the S&P MidCap 400 Index with the S&P SmallCap 600 Index as it is a more appropriate comparison for the Company. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The consolidated balance sheets as of March 31, 2013 and 2012,  and the related statements of operations, cash flows and shareholders’ equity for each of the three years ended March 31,  2013  and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Year ended March 31st
	( In millions, except for per share data)
	2013	2012	2011	2010	2009

Statements of Operations Data:
Net sales	$597.3	$591.9	$524.1	$476.1	$606.7
Cost of products sold	423.1	434.2	398.0	360.2	433.0
Gross profit	174.2	157.7	126.1	115.9	173.7
Selling expenses	65.6	64.9	62.9	64.4	72.6
General and administrative expenses	52.2	46.7	40.6	36.9	37.7
Restructuring charges (1)	-	(1.0)	2.2	16.5	1.9
Impairment loss (2)	-	-	-	-	107.0
Amortization of intangibles	2.0	2.0	1.8	1.9	1.0
Income (loss) from operations	54.4	45.1	18.6	(3.8)	(46.5)
Interest and debt expense	13.8	14.2	13.5	13.2	13.2
Cost of bond redemptions	-	-	3.9	-	-
Other (income) and expense, net	(2.0)	(1.9)	(3.9)	(4.2)	(1.6)
Income (loss) before income taxes	42.6	32.8	5.1	(12.8)	(58.1)
Income tax expense (benefit) (3) (4)	(35.7)	6.9	41.4	(5.3)	18.0
Income (loss) from continuing operations	78.3	25.9	(36.3)	(7.5)	(76.1)
Income (loss) from discontinued operations (5)	-	1.1	0.4	0.5	(2.3)
Net income (loss)	$78.3	$27.0	$(35.9)	$(7.0)	$(78.4)
Diluted earnings (loss) per share from continuing operations	$3.98	$1.33	$(1.91)	$(0.40)	$(4.04)
Basic earnings (loss) per share from continuing operations	$4.03	$1.35	$(1.91)	$(0.40)	$(4.04)
Weighted average shares outstanding – assuming dilution	19.7	19.5	19.0	19.0	18.9

Weighted average shares outstanding – basic	19.4	19.3	19.0	19.0	18.9

Balance Sheet Data (at end of period):
Total assets	$566.9	$515.4	$478.9	$481.5	$491.7
Total debt (6)	152.1	153.1	154.4	132.8	137.9
Total debt, net of cash and cash equivalents	30.4	63.6	74.3	68.8	98.7
Total shareholders’ equity	240.0	160.5	162.1	187.3	181.9

Other Data:
Net cash provided by operating activities	42.4	23.6	3.3	29.9	60.2
Net cash used in investing activities	(10.1)	(13.5)	(4.3)	(1.4)	(65.5)
Net cash provided by (used in) financing activities	(1.1)	0.5	15.8	(5.4)	(22.5)
Capital expenditures	14.9	13.8	12.5	7.2	12.2

(1)
Refer to “Results of Operations” in “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of the restructuring charges related to fiscal 2013, 2012, and 2011.

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

(3)
The Company had a valuation allowance of $53,325,000 recorded as of March 31, 2012 due to the uncertainty of whether the Company's net operating loss carryforwards and deferred tax assets might ultimately be realized. The Company was able to utilize $14,567,000 of U.S. federal net operating loss carryforwards in fiscal 2013 which reduced the  valuation  allowance by  $5,107,000.  As a result of the increased operating  performance of the Company over the past several years, the Company  reevaluated  the  certainty as to whether the  Company's  remaining net operating  loss  carryforwards  and other  deferred tax assets may ultimately be realized.  As a result of the determination that it is more likely than not that all of the remaining deferred tax assets will be realized with the exception of certain U.S. federal tax credit carryforwards, a significant portion of the remaining valuation allowance totaling $49,161,000 was reversed in fiscal 2013.

(4)
During 2011, the Company recorded non-cash charge of $42,983,000 included within its provision for income taxes.  As noted in footnote number (3) above, this valuation allowance was reversed in fiscal 2013. The majority of this charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S is necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

(5)
In May 2002, the Company sold substantially all of the assets of ASI.  As part of the sale of ASI, the Company received an 8% subordinated note in the principal amount of $6,800,000 which was payable over 10 years ending in May 2012.  The full amount of this note had been reserved due to the uncertainty of collection. Principal payments received on the note had been recorded as income from discontinued operations at the time of receipt.  As of March 31, 2013, the note was paid in full.  Refer to Note 4 to our consolidated financial statements for additional information on Discontinued Operations.

(6)	Total debt includes all debt, including the current portion, notes payable and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 138-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the Asian, Latin American and European marketplaces. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including market expansion, a high degree of customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. We stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of October 31, 2017, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile.

Additionally, our revenue base is geographically diverse with approximately 42% derived from customers outside the U.S. for the year ended March 31, 2013. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved over the last several years, though we have recently seen a small decline in the Eurozone.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

From a strategic perspective, we are investing in global markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including energy, general industrial, entertainment, and mining.

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase our operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduced defects, shortened lead times, improved inventory turns and on-time deliveries, reduced warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

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

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are supported by our solid capital structure, including our cash position and flexible cost base. We are also aggressively pursuing cost reduction opportunities to enhance future margins.

RESULTS OF OPERATIONS

Fiscal 2013 Compared to 2012

Fiscal 2013 sales were $597,263,000, up 0.9%, or $5,318,000 compared with fiscal 2012 sales of $591,945,000. Sales for the year were positively impacted by $20,755,000 in volume and mix of products sold and $16,057,000 in price increases. Sales for the year were negatively impacted $9,644,000 due to net acquisition and divestiture activity and $4,784,000 by two fewer shipping days.  Unfavorable foreign currency translation impacted sales by $17,066,000.

Our gross profit was $174,231,000 and $157,718,000 in fiscal 2013 and 2012 respectively.  The fiscal 2013 increase in gross profit of $16,513,000 or 10.5% is the result of $16,057,000 in price increases, $5,355,000 in increased productivity, $3,812,000 in increased volume, $1,666,000 from lower product liability expenses, and $1,971,000 from net acquisition and divestiture activity partially offset by $6,821,000 in material inflation.  Foreign currency translation had an unfavorable impact on gross profit of $5,527,000.

Selling expenses were $65,608,000 and $64,860,000 or 11.0% of net sales in in both fiscal years 2013 and 2012. The increase in fiscal 2013 selling expense was consistent with the overall increase in sales volume.  Additionally, foreign currency translation had a $2,760,000 favorable impact on selling expenses.

General and administrative expenses were $52,271,000 and $46,677,000 or 8.8% and 7.9% of net sales in fiscal 2013 and 2012, respectively. The increase in fiscal 2013 general and administrative expenses was primarily the result of investments in emerging markets and new product development costs, higher variable compensation costs, higher employee benefit costs, including pension and group medical costs, the implementation of the Company’s new enterprise management system, as well as general inflationary increases.

Restructuring charges of $0 and ($1,037,000), or 0% and (0.2%) of net sales were recorded in fiscal 2013 and 2012, respectively. Fiscal 2012 restructuring gains were the result of a gain recognized on the sale of a previously closed manufacturing facility of ($1,462,000) offset by an employee workforce reduction effort initiated and completed at one of our European facilities.

Amortization of intangibles was $1,981,000 and $2,074,000 fiscal 2013 and 2012, respectively and primarily relate to amortization of intangible assets acquired in connection with our fiscal 2009 acquisition of Pfaff.

Interest and debt expense was $13,757,000 and $14,214,000 or 2.3% and 2.4% of net sales in fiscal 2013 and 2012, respectively.

Investment income of $1,546,000 and $1,018,000, in fiscal 2013 and 2012, respectively, related to marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange (gain) loss was ($45,000) and $316,000 in fiscal 2013 and 2012, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt.

Other income, net was $417,000 and $1,179,000 in fiscal 2013 and 2012, respectively. Other income in fiscal 2012 includes a gain of $850,000 calculated on the acquisition of the remaining ownership interest of an investment which the Company previously had a 20% ownership interest.

Income tax (benefit) expense as a percentage of income (loss) from continuing operations before income tax expense was (83.7%) and 21.0% in fiscal 2013 and 2012, respectively. The unusual percentage experienced during the year ended March 31, 2013 is related to the reversal of a deferred tax asset valuation allowance of $49,161,000.

Fiscal 2012 Compared to 2011

Fiscal 2012 sales were $591,945,000, up 13.0%, or $67,880,000 compared with fiscal 2011. The increase in sales was primarily due to an increase of $43,735,000 in volume resulting from the economic recovery and market share gains. Price increases resulted in a $13,585,000 increase in sales.  Favorable foreign currency translation impacted sales by $10,560,000.

Our gross profit was $157,718,000 and $126,052,000 in fiscal 2012 and 2011, respectively.  The fiscal 2012 increase in gross profit of $31,666,000 or 25.1% is the result of $20,941,000 in increased volume, favorable manufacturing variances of $3,655,000, $3,006,000 in less restructuring related expenses included within cost of goods sold, and $2,570,000 from lower product liability expenses partially offset by a pension plan curtailment charge of $1,122,000.  Foreign currency translation had a favorable impact on gross profit of $2,616,000.

Selling expenses were $64,860,000 and $62,910,000 or 11.0% and 12.0% of net sales in fiscal 2012 and 2011, respectively. The increase in fiscal 2012 selling expense is primarily the result of increasing revenues year over year.

General and administrative expenses were $46,677,000 and $40,592,000 in fiscal 2012 and 2011, respectively. As a percentage of net sales, general and administrative expenses were 7.9% and 7.7% in fiscal 2012 and 2011, respectively. 2012 general and administrative expenses increased by $6,085,000 or 15.0% primarily due to the new global ERP system implementation project, increased variable compensation costs, as well as higher employee related costs.

Restructuring charges of $(1,037,000) and $2,200,000, or (0.2)% and 0.4% of net sales were recorded in fiscal 2012 and 2011, respectively. Fiscal 2012 restructuring gains were the result of a gain recognized on the sale of a previously closed manufacturing facility of ($1,462,000) offset by an employee workforce reduction effort initiated and completed at one of our European facilities.

Amortization of intangibles was $2,074,000 and $1,778,000 in fiscal 2012 and 2011, respectively and primarily relate to amortization of intangible assets acquired in connection with our fiscal 2009 acquisition of Pfaff.

Interest and debt expense was $14,214,000 and $13,532,000 or 2.4% and 2.6% of net sales in fiscal 2012 and 2011, respectively.

Investment income of $1,018,000 and $3,041,000, in fiscal 2012 and 2011, respectively, related to marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange loss was $316,000, and $452,000 in fiscal 2012 and 2011, respectively, as a result of foreign currency volatility related to purchases and intercompany debt.

Other income, net was $1,179,000 and $1,375,000 in 2012 and 2011, respectively. Other income in fiscal 2013 includes a gain of $850,000 calculated on the acquisition of the remaining ownership interest of an investment which the Company previously had a 20% ownership interest.

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax (benefit) expense was 21.0% and 817.6% in fiscal 2012 and 2011, respectively. The unusual percentage experienced during the year ended March 31, 2011 is related to the recording of a deferred tax asset valuation allowance in the amount of $42,983,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totalled $121,660,000, $89,473,000, and $80,139,000 at March 31, 2013, 2012 and 2011, respectively.

Cash flow provided by operating activities

Net cash provided by operating activities was $42,378,000, $23,587,000 and $3,280,000 in fiscal 2013, 2012 and 2011, respectively. The net cash provided by operating activities in fiscal 2013 consisted of $29,135,000 in net income, before a $49,161,000 reversal of a non-cash charge (originally booked in fiscal 2011) related to the recording of valuation allowances against deferred tax assets. The improvement in net income was largely due to higher gross profit. In addition, net cash provided by operating activities in fiscal 2013 increased as a result of a decrease in inventories and trade accounts receivable of $10,106,000 and $6,712,000 respectively, offset by an increase in prepaid expenses of $1,283,000 and a decrease in trade accounts payable and accrued and non-current liabilities of $5,465,000 and $18,801,000 respectively. The reduction in accrued and non-current liabilities was due to a net decrease in customer deposits due to large projects in process at the end of the prior fiscal year and sales rebates earned in fiscal year 2012 and paid in fiscal 2013, a decrease in accrued product liability costs and a decrease in accrued pension costs.

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

Cash flow used by investing activities

Net cash used by investing activities was $10,087,000, $13,541,000 and $4,344,000 in fiscal 2013, 2012 and 2011, respectively. The net cash used by investing activities in fiscal 2013 consisted of $14,879,000 in capital expenditures (of which $3,953,000 relates to implementation of our global ERP system) partially offset by $2,357,000 in proceeds from the sale of assets and $2,435,000 in net proceeds from the sale of marketable securities.

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

Cash flow (used) provided by financing activities

Net cash (used) provided by financing activities was ($1,086,000), $474,000 and $15,794,000 in fiscal 2013, 2012 and 2011, respectively. The net cash used by financing activities in fiscal 2013 primarily consisted of $1,066,000 repayment of debt and $684,000 payment in deferred financing costs related to the renewal of the Revolving Credit Facility.

The net cash generated by financing activities in fiscal 2012 consisted of $1,436,000 of proceeds from exercises of stock options offset by $361,000 of net payments under international lines of credit and $1,036,000 in repayment of debt.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of March 31, 2013, $41,981,000 of cash and cash equivalents were held by foreign subsidiaries.

We entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, we may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totalled $89,881,000 net of outstanding borrowings of $0 and outstanding letters of credit of $10,119,000 as of March 31, 2013.  The outstanding letters of credit at March 31, 2013 consisted of $2,189,000 in commercial letters of credit and $7,930,000 of standby letters of credit.  The unused portion of the New Revolving Credit Facility combined with our cash balance yields total liquidity of $211,541,000 at March 31, 2013.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at March 31, 2013. The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of March 31, 2013. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000. Our actual fixed charges coverage ratio and total leverage ratio, as calculated per the terms of our New Revolving Credit Facility, were 4.03x and 0.68x, respectively, at March 31, 2013.

In connection with the execution of the New Revolving Credit Facility, it was determined that the borrowing capacity of each lender participating in this new agreement exceeded their borrowing capacities prior to the amendment.  As a result, unamortized deferred financing costs associated with the agreement prior to its amendment remain deferred and are being amortized over the term of the New Revolving Credit Facility. Fees and other costs paid to execute the New Revolving Credit Facility totaling $684,000 were recorded as additional deferred financing costs and are being amortized over the term of the New Revolving Credit Facility.

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

The gross balances of deferred financing costs were $4,133,000 and $4,640,000 as of March 31, 2013 and 2012, respectively.  The accumulated amortization balances were $934,109 and $1,513,000 as of March 31, 2013 and 2012, respectively.

Our capital lease obligations related to property and equipment leases amounted to $3,665,000 at March 31, 2013. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2013, significant unsecured credit lines totalled approximately $6,408,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $966,000, of which $0 was drawn as of March 31, 2013.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2013, by period of estimated payments due:

	Total	Fiscal 2014	Fiscal 2015- Fiscal 2016	Fiscal 2017- Fiscal 2018	More Than Five Years
Long-term debt obligations (a)	$153.7	$1.0	$1.8	$0.9	$150.0
Operating lease obligations (b)	31.1	5.8	8.0	5.3	12.0
Purchase obligations (c)	-	-	-	-	-
Interest obligations (d)	69.5	12.1	23.9	23.7	9.8
Letter of credit obligations	10.1	10.1	-	-	-
Bank guarantees	6.2	6.2
Uncertain tax positions	2.0	-	2.0	-	-
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	89.6	-	31.3	32.3	26.0
Total	$362.2	$35.2	$67.0	$62.2	$197.8

(a)	As described in Note 12 to consolidated financial statements.
(b)	As described in Note 19 to consolidated financial statements.
(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.

(d)	Estimated for our Senior Subordinated Notes due 2/1/19 and other senior debt.
(e)	As described in Note 11 to our consolidated financial statements. Excludes uncertain tax positions of $2.0 million shown separately above.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2013, 2012 and 2011 were $14,879,000, $13,765,000 and $12,543,000, respectively. We expect capital expenditure spending in fiscal 2014 to be in the range of $20,000,000 to $25,000,000, excluding acquisitions and strategic alliances.

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

DISCONTINUED OPERATIONS

In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included an 8% subordinated note in the principal amount of $6,800,000 payable over 10 years.  Due to the uncertainty of its collection, the note was recorded at its estimated net realizable value of $0 at the time of the divestiture.  Principal payments received on the note are recorded as income from discontinued operations at the time of receipt.  Accordingly, $0, and $1,052,000 of income from discontinued operations was recorded in fiscal 2013, and 2012 respectively, net of tax.  The note was paid during the year ended March 31, 2013.

During the year ended March 31, 2013 the Company sold certain assets of the Gaffey division of Crane Equipment and Service, Inc.  The sale of the Gaffey assets did not have a material effect on the Company’s financial statements and therefore was not reclassified as a discontinued operation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the estimates and their underlying assumptions, which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results inevitably will differ from those estimates. If interpreted differently under different conditions or circumstances, changes in our estimates could result in material changes to our reported results.  We have identified below the accounting policies involving estimates that are critical to our financial statements. Other accounting policies are more fully described in Note 2 of our consolidated financial statements.

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

Pension and Other Postretirement Benefits.    The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 13 to our fiscal 2013 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs. Changes in these assumptions can result in the calculation of different plan expense and liability amounts.  Further, actual experience can differ from the assumptions.

The pension discount rate assumptions of 4.35%, 4.70%, and 5.75%, as of March 31, 2013, 2012, and 2011, respectively, are based on long-term AA rated corporate and municipal bond rates. The decrease in the discount rate for fiscal 2013 resulted in a $9,300,000 increase in the projected benefit obligation. The decrease in the discount rates for fiscal 2012 resulted in an $11,500,000 increase in the projected benefit obligation. The rate of return on plan assets assumptions of 7.5% for each of the years ended March 31, 2013, 2012 and 2011 is based on the targeted plan asset allocation (approximately 70% equities and 30% fixed income) and their long-term historical returns. Our under-funded status for all pension plans as of March 31, 2013 and 2012 was $62,163,000 and $65,123,000, or 27.1% and 30.3% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2013 and 2012 were approximately $10,328,000 and $5,974,000, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2014 fiscal year is expected to approximate $6,390,000, less than the fiscal 2013 amount of $7,464,000.  Pension funding contributions for the March 31, 2014 fiscal year is expected to increase by approximately $700,000 compared to fiscal 2013. The compensation increase assumption of 2% as of March 31, 2013, 2012, and 2011 is based on expected wage trends and historical patterns.

The healthcare costs inflation assumptions of 7.5% 8.0%, and 8.5% for fiscal 2013, 2012, and 2011, respectively, are based on anticipated trends.  Healthcare costs in the United States have increased substantially over the last several years.  If this trend continues, the cost of postretirement healthcare will increase in future years.

Insurance Reserves.  Our accrued general and product liability reserves as described in Note 16 to consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. These actuarial estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag time in the reporting and resolution of claims, trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. Changes to these estimates could result in material changes to the amount of expense and liabilities recorded in our financial statements. Further, actual costs could differ significantly from the estimated amounts.  Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.  Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

Goodwill impairment testing.  Our goodwill balance, $105,354,000 as of March 31, 2013 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff-Norton reporting unit and Rest of Products reporting unit have goodwill totaling $9,770,000 and $95,584,000, respectively, at March 31, 2013.

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

Accounts Receivable Reserves.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable aging. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  At March 31, 2013 the allowance for doubtful accounts totaled $2,256,000.

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

Balance as of March 31, 2013
Property, plant and equipment, net	$65.7
Acquired intangibles with estimable useful lives	13.4
Other assets	7.3

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

Deferred Tax Asset Valuation Allowance.   In fiscal years 2013, 2012 and 2011 income taxes as a percentage of income before income taxes were not reflective of U.S. statutory rates.  The Company had a valuation allowance of $53,325,000 at March 31, 2012 due to the uncertainty of whether U.S. federal and certain foreign net operating loss carryforwards ("NOLs") and deferred tax assets might ultimately be realized.  In fiscal year 2013, we utilized the remaining U.S. federal NOLs thereby, reducing the valuation allowance by $5,107,000.  As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized.  Management concluded that it is more likely than not that almost all of the remaining deferred tax assets will be realized; therefore, $49,161,000 of the remaining valuation allowance was reversed as of March 31, 2013.

During the fiscal year ended March 31, 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes. The balance of the valuation allowance at March 31, 2012 was $53,325,000. This charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S. was necessary. The deferred tax assets relate principally to liabilities related to employee benefit plans, insurance reserves, U.S. tax credits, and U.S. NOLs. The U.S. NOLs have been generated primarily as a result of restructuring costs in fiscal years 2010 and 2011. Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized. The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment. During the third quarter ended December 31, 2010, the Company determined that it would be in a three-year cumulative pretax loss position in the U.S. at March 31, 2011 primarily due to restructuring-related charges incurred in the U.S., despite our expectations of future profitability. If the cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

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

Effects of New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012.  Management does not expect the adoption of this standard has a significant effect on the Company's financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and certain other receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position.

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

In July 2012, the FASB issued ASU No. 2012-02, which updated the guidance in ASC Topic 350, “Intangibles – Goodwill and Other.” The amendments in Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The adoption of ASU 2011-05 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

In fiscal 2013, 42% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,100,000 on our net income. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has foreign currency forward agreements and cross-currency swaps in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,295,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,529,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $8,071,000 and all contracts mature within fifteen months of March 31, 2013.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2013, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2013 and 2012, approximately 100% and 99% of our outstanding debt had fixed interest rates, respectively. At those dates, we had approximately $0 and $112,000, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates would have changed interest expense on that outstanding variable rate debt by $0 in fiscal 2013 and less than $10,000 in fiscal 2012.

Item 8.	Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2013:
Report of Independent Registered Public Accounting Firm		41
Consolidated Balance Sheets		42
Consolidated Statements of Operations		43
Consolidated Statements Of Comprehensive Income (Loss)		44
Consolidated Statements of Shareholders’ Equity		45
Consolidated Statements of Cash Flows		46
Notes to Consolidated Financial Statements
1.	Description of Business	47
2.	Accounting Principles and Practices	47
3.	Acquisitions	50
4.	Divestitures	51
5.	Fair Value Measurements	52
6.	Inventories	54
7.	Marketable Securities	55
8.	Property, Plant, and Equipment	56
9.	Goodwill and Intangible Assets	57
10.	Derivative Instruments	59
11.	Accrued Liabilities and Other Non-current Liabilities	61
12.	Debt	61
13.	Pensions and Other Benefit Plans	63
14.	Employee Stock Ownership Plan (ESOP)	69
15.	Earnings per Share and Stock Plans	70
16.	Loss Contingencies	76
17.	Restructuring Charges	78
18.	Income Taxes	79
19.	Rental Expense and Lease Commitments	81
20.	Summary Financial Information	82
21.	Business Segment Information	93
22.	Selected Quarterly Financial Data (unaudited)	94
23.	Accumulated Other Comprehensive Loss	95
24.	Effects of New Accounting Pronouncements	96

Schedule II – Valuation and Qualifying Accounts.		98

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 29, 2013

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$121,660	$89,473
Trade accounts receivable, less allowance for doubtful accounts ($2,256 and $2,745, respectively)	80,224	88,642
Inventories	94,189	108,055
Prepaid expenses and other	17,905	10,449
Total current assets	313,978	296,619
Net property, plant, and equipment	65,698	61,709
Goodwill	105,354	106,435
Other intangibles, net	13,395	15,791
Marketable securities	23,951	25,393
Deferred taxes on income	37,205	2,824
Other assets	7,286	6,636
Total assets	$566,867	$515,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$-	$112
Trade accounts payable	34,329	40,991
Accrued liabilities	48,884	61,713
Current portion of long-term debt	1,024	1,093
Total current liabilities	84,237	103,909
Senior debt, less current portion	2,641	3,749
Subordinated debt	148,412	148,140
Other non-current liabilities	91,590	99,143
Total liabilities	326,880	354,941
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 19,507,939 and 19,400,526 shares issued and outstanding	195	193
Additional paid-in capital	192,308	189,260
Retained earnings	104,191	25,895
ESOP debt guarantee: 33,980 and 60,460 shares	(552)	(975)
Accumulated other comprehensive loss	(56,155)	(53,907)
Total shareholders’ equity	239,98	160,466
Total liabilities and shareholders’ equity	$566,867	$515,407

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2013	2012	2011
	(In thousands, except per share data)
Net sales	$597,263	$591,945	$524,065
Cost of products sold	423,032	434,227	398,013
Gross profit	174,231	157,718	126,052
Selling expenses	65,608	64,860	62,910
General and administrative expenses	52,271	46,677	40,592
Restructuring (gain) charges, net	-	(1,037)	2,200
Amortization of intangibles	1,981	2,074	1,778
Income from operations	54,371	45,144	18,572
Interest and debt expense	13,757	14,214	13,532
Cost of bond redemptions	-	-	3,939
Investment income	(1,546)	(1,018)	(3,041)
Foreign currency exchange (gain) loss	(45)	316	452
Other income, net	(417)	(1,179)	(1,375)
Income from continuing operations before income tax (benefit) expense	42,622	32,811	5,065
Income tax (benefit) expense	(35,674)	6,896	41,411
Income (loss) from continuing operations	78,296	25,915	(36,346)

Income from discontinued operations (net of tax)	-	1,052	396
Net income (loss)	$78,296	$26,967	$(35,950)

Average basic shares outstanding	19,425	19,272	19,047
Average diluted shares outstanding	19,687	19,512	19,047

Basic income (loss) per share:
Income (loss) from continuing operations	$4.03	$1.35	$(1.91)
Income from discontinued operations	-	0.05	0.02
Basic income (loss) per share	$4.03	$1.40	$(1.89)

Diluted income (loss) per share:
Income (loss) from continuing operations	$3.98	$1.33	$(1.91)
Income from discontinued operations	-	0.05	0.02
Diluted income (loss) per share	$3.98	$1.38	$(1.89)

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	March 31,
	2013	2012	2011
	(In thousands)

Net income (loss)	$78,296	$26,967	$(35,950)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,183)	(4,621)	4,933
Pension liability adjustments, net of taxes of $52, $438, and $952	(362)	(31,617)	4,225

Other post retirement obligations adjustments, net of taxes of $(242), $0, and $0	381	1,778	394

Split-dollar life insurance arrangement adjustments, net of taxes of $(47), $0, and $0	76	48	(1,586)

Change in derivatives qualifying as hedges, net of taxes of $159, $12, and $0	(388)	(246)	239
Adjustments:
Unrealized holding gain arising during the period, net of taxes of $(406), $0, and $0 *	725	1,358	1,814
Reclassification adjustment for (loss) gain included in net income, net of taxes of $268, $0, and $0 *	(497)	(157)	(2,143)
Net change in unrealized gain (loss) on investments	228	1,201	(329)
Total other comprehensive (loss) income	(2,248)	(33,457)	7,876
Comprehensive income (loss)	$76,048	$(6,490)	$(28,074)

* The zero net deferred tax benefit related to the change in derivatives for our domestic subsidiaries qualifying as hedges, unrealized holding gains and losses, and reclassification adjustments during the years ended 2012 and 2011 is due to the related deferred tax asset valuation allowance.

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($.01 par value)	Additional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2010	$191	$182,385	$34,878	$(1,850)	$(28,326)	$187,278
Net loss 2011	-	-	(35,950)	-	-	(35,950)
Change in foreign currency
translation adjustment	-	-	-	-	4,933	4,933
Change in net unrealized gain on investments, net of tax of $0	-	-	-	-	(329)	(329)
Change in derivatives qualifying as hedges, net of tax of $0					239	239
Change in pension liability and postretirement obligations, net of tax of $952	-	-	-	-	3,033	3,033
Stock compensation - directors	-	280	-	-	-	280
Stock options exercised, 6,625 shares	-	56	-	-	-	56
Stock compensation expense	-	2,204	-	-	-	2,204
Tax effect of exercise of stock options	-	(68)	-	-	-	(68)
Earned 27,669 ESOP shares	-	27	-	443	-	470
Balance at March 31, 2011	$191	$184,884	$(1,072)	$(1,407)	$(20,450)	$162,146
Net income 2012	-	-	26,967	-	-	26,967
Change in foreign currency
translation adjustment	-	-	-	-	(4,621)	(4,621)
Change in net unrealized gain on investments, net of tax of $0	-	-	-	-	1,201	1,201
Change in derivatives qualifying as hedges, net of tax of $12	-	-	-	-	(246)	(246
Change in pension liability and postretirement obligations, net of tax of $438	-	-	-	-	(29,791)	(29,791)
Stock compensation - directors	-	360	-	-	-	360
Stock options exercised, 171,970 shares	2	1,436	-	-	-	1,438
Stock compensation expense	-	2,553	-	-	-	2,553
Earned 26,872 ESOP shares	-	27	-	432	-	459
Balance at March 31, 2012	$193	$189,260	$25,895	$(975)	$(53,907)	$160,466
Net income 2013	-	-	78,296	-	-	78,296
Change in foreign currency
translation adjustment	-	-	-	-	(2,183)	(2,183)
Change in net unrealized gain on	-	-	-	-	-	-
investments, net of tax of $(138)	-	-	-	-	228	228
Change in derivatives qualifying as hedges, net of tax of $159	-	-	-	-	(388)	(388)
Change in pension liability and postretirement obligations, net of tax of $(237)	-	-	-	-	95	95
Stock compensation - directors	-	361	-	-	-	361
Stock options exercised, 39,878 shares	2	293	-	-	-	295
Stock compensation expense	-	2,973	-	-	-	2,973
Tax effect of exercise of stock options	-	(576)	-	-	-	(576)
Earned 26,480 ESOP shares	-	(3)	-	423	-	420
Balance at March 31, 2013	$195	$192,308	$104,191	$(552)	$(56,155)	$239,987

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2013	2012	2011
Operating activities:	(In thousands)

Net income (loss)	$78,296	$26,967	$(35,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	-	(1,052)	(396)
Depreciation and amortization	12,115	11,862	11,050
Deferred income taxes	(42,047)	(910)	40,773
Gain on sale of real estate/investments and other	(827)	(1,958)	(2,884)
Loss on early retirement of bonds	-	-	3,939
Amortization/write-off of deferred financing costs and discount on subordinated debt	592	383	278
Stock-based compensation	3,334	2,913	2,484
Gain on re-measurement of investment	-	(850)	-
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	6,712	(9,823)	(6,683)
Inventories	10,106	(17,489)	(9,848)
Prepaid expenses and other	(1,283)	3,232	(3,983)
Other assets	(354)	544	(1,195)
Trade accounts payable	(5,465)	3,862	4,027
Accrued and non-current liabilities	(18,801)	5,906	1,668
Net cash provided by operating activities	42,378	23,587	3,280
Investing activities:
Proceeds from sale of marketable securities	6,573	5,747	23,048
Purchases of marketable securities	(4,138)	(5,190)	(16,427)
Capital expenditures	(14,879)	(13,765)	(12,543)
Proceeds from sale of assets	2,357	1,971	1,182
Purchase of business	-	(3,356)	-
Net cash used for investing activities from continuing operations	(10,087)	(14,593)	(4,740)
Net cash provided by investing activities from discontinued operations	-	1,052	396
Net cash used for investing activities	(10,087)	(13,541)	(4,344)
Financing activities:
Proceeds from exercise of stock options	295	1,436	-
Payment of bond redemption tender fees	-	-	(3,154)
Payments under line-of-credit agreements	(54)	(361)	(511)
Borrowings under line-of-credit agreements	-	-	174
Repayment of debt	(1,066)	(1,036)	(125,817)
Proceeds from issuance of long-term debt	-	-	147,844
Payment of deferred financing costs	(684)	-	(3,185)
Change in ESOP debt guarantee	423	435	443
Net cash (used for) provided by financing activities	(1,086)	474	15,794
Effect of exchange rate changes on cash	982	(1,186)	1,441
Net change in cash and cash equivalents	32,187	9,334	16,171
Cash and cash equivalents at beginning of year	89,473	80,139	63,968
Cash and cash equivalents at end of year	$121,660	$89,473	$80,139

Supplementary cash flows data:

Interest paid	$13,115	$14,206	$15,556
Income taxes paid, net of refunds	$9,419	$5,394	$946

See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.	Description of Business

Columbus McKinnon Corporation (the Company) is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During fiscal 2013, approximately 58% of sales were to customers in the United States.

2.	Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $2,900,000, $3,500,000, and $3,700,000 in fiscal 2013, 2012, and 2011, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 14% of the Company’s employees are represented by four separate U.S. and Canadian collective bargaining agreements which terminate at various times between August 2013 and April 2015 with approximately 7% represented by collective bargaining agreements which expire within 12 months.

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

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange (gain) loss. There were (gains)/losses, including changes in the fair value of derivatives, on foreign currency transactions of approximately $(45,000), $316,000, and $452,000 in fiscal 2013, 2012, and 2011, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  The Company’s one segment is subdivided into four reporting units.

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

The Company performed its qualitative assessment as of February 28, 2013 and determined that it was not more likely than not that the fair value of each of its reporting units was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units.  See Note 9 for further discussion of goodwill and intangible assets.

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

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 48% and 44% of inventories at March 31, 2013 and March 31, 2012, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

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

Research and Development

Research and development costs as defined in ASC Topic 730, “Research and Development,” were $5,172,000, $4,497,000, and $2,947,000 for the years ended March 31, 2013, 2012 and 2011, respectively, and are classified as general and administrative expense in the consolidated statements of operations.

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

	March 31,
	2013	2012
Balance at beginning of year	$1,070	$563
Accrual for warranties issued	2,267	2,849
Warranties settled	(2,546)	(2,342)
Balance at end of year	$791	$1,070

3.	Acquisitions

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

Income from discontinued operations presented herein includes payments received on a note receivable related to the fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note was recorded at the estimated net realizable value of $0 at the time of the divestiture. The note had a remaining balance of $214,000 at March 31, 2012, which the Company collected during fiscal year 2013.

Summarized statements of operations for discontinued operations are as follows:

	Year Ended March 31,
	2013	2012	2011
Net revenue	$-	$-	$-
Gain before income taxes	-	1,052	639
Income tax expense	-	-	243
Income from operations of discontinued businesses	$-	$1,052	$396

During the year ended March 31, 2013, the Company sold certain assets of the Gaffey division of Crane Equipment and Service, Inc.  The sale of the Gaffey assets did not have a material effect on the Company’s financial statements for year ended March 31, 2013 and therefore was not reclassified as a discontinued operation.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$23,951	$23,951	$-	$-
Derivative liabilities	(512)	-	(512)	-
Other equity investments	1,508	1,508	-	-

Disclosed at fair value:
Subordinated debt	$(160,500)	$-	$(160,500)	$-
Senior debt	(3,665)	-	(3,665)	-

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$25,393	$25,393	$-	$-
Derivative liabilities	(809)	-	(809)	-
Other equity investments	1,248	1,248	-	-

Disclosed at fair value:
Subordinated debt	$(156,000)	$-	$(156,000)	$-
Senior debt	(4,842)	-	(4,842)	-

As of March 31, 2013, the Company did not have any nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,412,000 and $148,140,000 at March 31, 2013 and 2012, respectively.

Interest and dividend income on marketable securities are recorded in investment (income) loss.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive loss, to the extent that the derivative qualifies as a hedge under the provisions of ASC Topic 815. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.  During fiscal 2009, the Company reduced the cost bases of certain marketable securities since it was determined that the unrealized losses on those securities were other than temporary in nature.  This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000, classified within investment (income) loss. During fiscal 2013, 2011, and 2010, the Company sold a portion of these previously written down investments, which resulted in the recognition of gains of approximately $242,000, $1,852,000, and $606,000, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Assets and liabilities that were measured on a non-recurring basis during fiscal 2012 include assets and liabilities acquired in connection with the acquisition of YLS PTY described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

6.	Inventories

Inventories consisted of the following:

	March 31,
	2013	2012
At cost—FIFO basis:
Raw materials	$52,900	$59,252
Work-in-process	10,813	18,952
Finished goods	50,722	49,315
	114,435	127,519
LIFO cost less than FIFO cost	(20,246)	(19,464)
Net inventories	$94,189	$108,055

There were LIFO liquidations resulting in $1,482,000, $2,173,000 and $500,000 of additional income in fiscal 2013, 2012 and 2011 income, respectively.

During fiscal 2011 the Company wrote off $411,000 in inventory related to restructuring activities, which is classified in cost of products sold.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)
7.	Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments and other market conditions in making this assessment.

During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost basis of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment (income) loss. There were no other than temporary impairments for the years ended March 31, 2013, 2012, and 2011. During fiscal 2013, 2011, and 2010, the Company sold nearly all of these previously written down investments, which resulted in the recognition of gains of approximately $242,000, $1,852,000 and $606,000, respectively.

The following is a summary of available-for-sale securities at March 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Marketable securities	$21,635	$2,335	$19	$23,951

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2013 are as follows:

	Aggregate Fair Value	Unrealized Losses

Securities in a continuous loss position for less than 12 months	$3,040	$19
Securities in a continuous loss position for more than 12 months	-	-
	$3,040	$19

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at March 31, 2013 were temporary in nature.

Net realized gains related to sales of marketable securities were $764,000, $152,000, and $2,358,000, in fiscal 2013, 2012 and 2011, respectively.

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

Net unrealized gains included in the balance sheet amounted to $2,316,000 and  March 31, 2013 and $2,210,000 at March 31, 2012. The amounts, net of related deferred tax liabilities of $253,000 and $309,000 at March 31, 2013 and 2012, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

In addition to the above, the Company has included unrealized gains of $745,000 and $679,000 as of the period ending March 31, 2013 and 2012, respectively, net of deferred tax liabilities, within accumulated other comprehensive loss related to an investment recorded in prepaid expenses and other current assets.

8.	Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2013	2012
Land and land improvements	$3,574	$4,009
Buildings	25,377	25,449
Machinery, equipment, and leasehold improvements	129,117	127,656
Construction in progress	16,302	8,369
	174,370	165,483
Less accumulated depreciation	108,672	103,774
Net property, plant, and equipment	$65,698	$61,709

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Buildings include assets recorded under capital leases amounting to $9,557,000 and $9,697,000 for the years ended March 31, 2013 and 2012.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $1,498,000 and $2,303,000 for the years ended March 31, 2013 and 2012, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $6,300,000 and $5,799,000 at March 31, 2013 and 2012, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $10,134,000, $9,788,000, and $9,286,000, for the years ended March 31, 2013, 2012 and 2011, respectively.

Gross property, plant, and equipment includes capitalized software costs of $14,929,000 and $9,759,000 at March 31, 2013 and 2012, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $1,945,000 and $1,436,000 at March 31, 2013 and 2012 respectively.  Depreciation expense on capitalized software costs was $499,000, $179,000, and $138,000 during the years ended March 31, 2013, 2012, and 2011, respectively.

9.	Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at March 31, 2013 and March 31, 2012. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,770,000 and $9,821,000 at March 31, 2013 and 2012, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings design, manufacturing, and distribution businesses) had goodwill of $95,584,000 and $96,614,000 at March 31, 2013 and 2012, respectively.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the years ended March 31, 2013 and 2012 is as follows:

Balance at April 1, 2011	$106,055
Acquisition of YLS PTY (See Note 3)	1,470
Currency translation	(1,090)
Balance at March 31, 2012	106,435
Currency translation	(1,081)
Balance at March 31, 2013	$105,354

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of March 31, 2013 and 2012, respectively. There were no goodwill impairment losses recorded in fiscal 2013, 2012, or 2011.

Intangible assets at March 31, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,556	$(1,370)	$4,186
Customer relationships	14,166	(5,894)	8,272
Other	1,235	(298)	937
Balance at March 31, 2013	$20,957	$(7,562)	$13,395

Intangible assets at March 31, 2012 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,783	$(1,109)	$4,674
Customer relationships	14,808	(4,693)	10,115
Other	1,267	(265)	1,002
Balance at March 31, 2012	$21,858	$(6,067)	$15,791

All of the Company’s intangible assets are considered to have finite lives and are amortized.  The weighted-average amortization periods are 18 years for trademarks, 11 years for customer relationships, 14 years for other, and 13 years in total. Total amortization expense was $1,981,000, $2,074,000, and $1,778,000 for fiscal 2013, 2012, and 2011, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $1,700,000.

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

The Company has foreign currency forward agreements and cross-currency swaps in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,295,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,529,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $8,071,000 and all contracts mature within fifteen months of March 31, 2013.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with three different counterparties as of March 31, 2013.

From its March 31, 2013 balance of accumulated other comprehensive loss, the Company expects to reclassify approximately $374,000 out of accumulated other comprehensive loss during the next 12 months.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The following is the effect of derivative instruments on the consolidated statement of operations for the years ended March 31, 2013, 2012, and 2011 (in thousands):

Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	(Loss)/Gain Recognized (1)	Location of Gain or (Loss) Recognized in Income on Derivatives	(Loss)/Gain Recognized (2)
March 31,
2013	$(256)	Cost of products sold	$132
2012	24	Cost of products sold	183
2011	217	Cost of products sold	38

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
March 31,
2013	Foreign currency exchange (gain) loss	$(478)
2012	Foreign currency exchange (gain) loss	(556)
2011	Foreign currency exchange (gain) loss	(209)

(1) Recognized in Other Comprehensive Loss (OCL) on Derivatives (Effective Portion)
(2) Reclassified from Accumulated Other Comprehensive Loss (AOCL) into Income (Effective Portion)

As of March 31, 2013 and 2012, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the consolidated balance sheet as of March 31, 2013 and 2012 (in thousands):

		Fair Value of Asset (Liability)
		March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Foreign exchange contracts	Other Assets	$8	$1
Foreign exchange contracts	Accrued Liabilities	(511)	(324)

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Foreign exchange contracts	Other Assets	$95	$16
Foreign exchange contracts	Accrued Liabilities	(104)	(502)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

11.	Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2013	2012
Accrued payroll	$19,955	$19,072
Interest payable	2,123	2,228
Accrued workers compensation	1,127	1,220
Accrued income taxes payable	2,996	4,715
Accrued health insurance	2,564	3,179
Accrued general and product liability costs	3,500	4,039
Customer advances, deposits, and rebates	7,346	18,108
Other accrued liabilities	9,273	9,152
	$48,884	$61,713

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2013	2012
Accumulated postretirement benefit obligation	$5,340	$6,221
Accrued general and product liability costs	13,619	16,497
Accrued pension cost	61,330	64,279
Accrued workers compensation	1,108	1,202
Deferred income tax	3,099	4,522
Other non-current liabilities	7,094	6,422
	$91,590	$99,143

12.	Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2013	2012
Capital lease obligations	$3,665	$4,842
Other senior debt	-	-
Total senior debt	3,665	4,842
7 7/8% Senior Subordinated Notes due February 1, 2019 with interest payable in semi-annual installments (net of the unamortized discount of $1,588 and $1,860, respectively)	148,412	148,140
Total	152,077	152,982
Less current portion	1,024	1,093
	$151,053	$151,889

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

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totalled $89,881,000 net of outstanding borrowings of $0 and outstanding letters of credit of $10,119,000 as of March 31, 2013. The outstanding letters of credit at March 31, 2013 consisted of $2,189,000 in commercial letters of credit and $7,930,000 of standby letters of credit. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at March 31, 2013. The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of March 31, 2013. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

In connection with the execution of the New Revolving Credit Facility, it was determined that the borrowing capacity of each lender participating in this new agreement exceeded their borrowing capacities prior to the amendment.  As a result, unamortized deferred financing costs associated with the agreement prior to its amendment remain deferred and are being amortized over the term of the New Revolving Credit Facility. Fees and other costs paid to execute the New Revolving Credit Facility totaling $684,000 were recorded as additional deferred financing costs and are being amortized over the term of the New Revolving Credit Facility.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The carrying amount of the Company’s revolving credit facility, notes payable to banks, and other senior debt approximate their fair values based on current market rates. The Company’s 7 7/8% Notes, which have a par value of $150,000,000 at March 31, 2013, have an approximate fair value of $160,500,000 based on quoted market prices.

The gross balances of deferred financing costs were $4,133,000 and $4,640,000 as of March 31, 2013 and 2012, respectively.  The accumulated amortization balances were $934,000 and $1,513,000 as of March 31, 2013 and 2012, respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $3,665,000 and $4,842,000 as of March 31, 2013 and 2012, respectively, are included in senior debt in the consolidated balance sheets.

The principal payments scheduled to be made as of March 31, 2013 on the above debt are as follows:

2014	$1,024
2015	1,272
2016	467
2017	446
2018	456
Thereafter	150,000
$153,665

The Company’s Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company’s other senior debt consists primarily of capital lease obligations as described above.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2013, significant unsecured credit lines totaled approximately $6,408,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $966,000, of which $0 was drawn as of March 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$215,213	$177,760
Curtailment	-	(3,256)
Amendment	-	648
Service cost	2,517	3,530
Interest cost	9,837	10,010
Actuarial loss	11,952	36,723
Benefits paid	(9,668)	(9,165)
Foreign exchange rate changes	(671)	(1,037)
Benefit obligation at end of year	$229,180	$215,213

Change in plan assets:
Fair value of plan assets at beginning of year	$150,090	$145,394
Actual gain on plan assets	16,328	8,032
Employer contribution	10,328	5,974
Benefits paid	(9,668)	(9,165)
Foreign exchange rate changes	(61)	(145)
Fair value of plan assets at end of year	$167,017	$150,090

Funded status	$(62,163)	$(65,123)
Unrecognized actuarial loss	77,079	76,600
Unrecognized prior service cost	298	415
Net amount recognized	$15,214	$11,892

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2013	2012
Accrued liabilities	$(832)	$(844)
Other non-current liabilities	(61,330)	(64,279)
Deferred tax effect of accumulated other comprehensive loss	18,510	18,511
Accumulated other comprehensive loss	58,866	58,504
Net amount recognized	$15,214	$11,892

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

In fiscal 2014, an estimated net loss of $6,310,000 and prior service cost of $117,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:

	2013	2012	2011
Service costs—benefits earned during the period	$2,517	$3,530	$3,368
Interest cost on projected benefit obligation	9,837	10,010	9,738
Expected return on plan assets	(11,195)	(10,704)	(9,865)
Net amortization	6,305	3,591	3,572
Curtailment/settlement loss	-	1,120	23
Net periodic pension cost	$7,464	$7,547	$6,836

In fiscal 2012, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.   Within cost of products sold for fiscal 2012, the Company recorded a curtailment charge of $1,120,000 resulting from the amendments. The Company also amended one of its pension plans with its non-union employees that limited participation and froze benefits.  These changes have reduced ongoing service costs.

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2013	2012
Projected benefit obligation	$229,180	$215,213
Fair value of plan assets	167,017	150,090

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2013	2012
Accumulated benefit obligation	$221,347	$206,985
Fair value of plan assets	167,017	150,090

Unrecognized gains and losses are amortized through March 31, 2013 on a straight-line basis over the average remaining service period of active participants.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2013	2012	2011
Discount rate	4.35%	4.70%	5.75%
Expected long-term rate of return on plan assets	7.50	7.50	7.50
Rate of compensation increase	2.00	2.00	2.00

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2014	2013	2012
Equity securities	70%	66%	63%
Fixed income	30%	34%	37%
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of major U.S. and international equity indexes and an aggregate bond fund. The shift to the targeted allocation is the result of management’s re-evaluation of its investment allocation. The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts will be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2014.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $11,000,000 to its pension plans in fiscal 2014.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2014	$9,951
2015	10,349
2016	10,811
2017	11,350
2018	11,940
2019-2023	68,679

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$7,076	$8,833
Interest cost	285	388
Actuarial gain	(543)	(1,669)
Benefits paid	(716)	(476)
Benefit obligation at end of year	$6,102	$7,076

Funded status	$(6,102)	$(7,076)
Unrecognized actuarial loss	1,316	1,940
Net amount recognized	$(4,786)	$(5,136)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2013	2012
Accrued liabilities	$(762)	$(855)
Other non-current liabilities	(5,340)	(6,221)
Deferred tax effect of accumulated other comprehensive loss	1,372	1,507
Accumulated other comprehensive loss	(56)	433
Net amount recognized	$(4,786)	$(5,136)

In fiscal 2014, an estimated net loss of $85,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2013, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2013	2012	2011
Interest cost	$285	$388	$476
Net amortization	81	158	301
Net periodic postretirement benefit cost	$366	$546	$777

For measurement purposes, healthcare costs are assumed to increase 7.50% in fiscal 2014, grading down over time to 5.0% in six years. The discount rate used in determining the accumulated postretirement benefit obligation was 4.35% and 4.70% as of March 31, 2013 and 2012, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2014	$762
2015	718
2016	675
2017	646
2018	585
2019-2023	2,266

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$15	$(14)
Effect on postretirement obligation	353	(316)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer or their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2013 was $247,000 and the liability at March 31, 2013 is $3,842,000 with $140,000 included in other non-current liabilities and $3,702,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $2,249,000 and $2,109,000 at March 31, 2013 and 2012, respectively.  The balance is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $2,484,000, $1,344,000, and $389,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2013 contributions.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2013	2012
Asset categories:
Equity securities	$108,710	$94,587
Fixed income securities	57,378	55,373
Cash equivalents	929	130
Total	$167,017	$150,090

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2013 and March 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$54,767	$53,943	$-	$108,710
Fixed income securities	40,571	-	16,807	57,378
Cash equivalents	929	-	-	929
Total	$96,267	$53,943	$16,807	$167,017

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2012:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$46,939	$47,648	$-	$94,587
Fixed income securities	38,892	-	16,481	55,373
Cash equivalents	130	-	-	130
Total	$85,961	$47,648	$16,481	$150,090

Level 1 fixed income securities consist of fixed income mutual funds with quoted market prices.

The Level 2 securities are investments in common collective trust funds. The fair values of these securities are determined based on the net asset value of these funds.  Each of these investment funds has a stated performance objective to approximate as closely as practicable, before expenses, the performance of the stated benchmark to which the funds are indexed, over the long term.  Redemptions of the units held in these funds may be made on the last business day of each month and on at least one other business day during the month, based on the net asset value per unit of the funds.  We are not aware of any significant restrictions on the issuances or redemptions of units of participation in these funds.

Fair value of Level 3 fixed income securities at the beginning of the year was $16,481,000. During fiscal 2013 fixed income securities earned investment return of $742,000 and had disbursements of $416,000 resulting in an ending balance of $16,807,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

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

Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $422,000, $416,000, and $466,000 in fiscal 2013, 2012 and 2011, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2013 and 2012, 481,000 and 494,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. At March 31, 2013 and 2012, 35,000 and 61,000 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares amounted to $669,000 and $991,000 at March 31, 2013 and March 31, 2012, respectively as determined based on the quoted market value of the Company’s stock.

15.	Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 189,000, 184,000, and 249,000 common shares were not included in the computation of diluted loss per share for fiscal 2013, 2012 and 2011, respectively, because they were antidilutive.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2013	2012	2011

Income (loss) from continuing operations	$78,296	$25,915	$(36,346)
Income from discontinued operations (net of tax)	-	1,052	396
Net income (loss)	$78,296	$26,967	$(35,950)

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	19,425	19,272	19,047
Effect of dilutive employee stock options, RSU's and performance shares	262	240	-

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	19,687	19,512	19,047

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

Stock based compensation expense was $3,334,000, $2,913,000, and $2,484,000 for fiscal 2013, 2012 and 2011, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expenses. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Long Term Incentive Plan

On July 26, 2010, the shareholders of the Company approved the 2010 Long Term Incentive Plan (“LTIP”).  The Company grants share based compensation to eligible participants under the LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 1,250,000 including shares not previously authorized for issuance under any of the Prior Stock Plans and any shares not issued or subject to outstanding awards under the Prior Stock Plans.  As of March 31, 2013, 853,000 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

Under the plan, the granting of awards to employees may take the form of options, restricted shares, and performance shares. The Compensation Committee of our Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restriction and other terms and conditions of each grant in accordance with terms of the Plan.

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

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2013 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2010
Granted	102,772	$18.28
Exercised	(6,625)	8.52
Cancelled	(22,323)	16.51
Outstanding at March 31, 2011	720,083	12.81
Granted	106,674	16.00
Exercised	(171,970)	8.36
Cancelled	(12,780)	16.29
Outstanding at March 31, 2012	642,007	14.46
Granted	159,212	13.43
Exercised	(39,858)	7.39
Cancelled	(25,060)	19.22
Outstanding at March 31, 2013	736,301	14.46	5.7	$3,938
Exercisable at March 31, 2013	404,186	$13.66	3.7	$2,644

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2013. The aggregate intrinsic value of outstanding options as of March 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 557,000 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 288,000 exercisable options that were in-the-money at that date. The Company's closing stock price was $19.25 as of March 31, 2013. The total intrinsic value of stock options exercised was $332,000, $1,466,000, and $40,000 during fiscal 2013, 2012 and 2011, respectively. As of March 31, 2013, there are no options available for future grants under the two stock option plans.

The fair value of shares that vested was $9.21, $8.96, and $9.33 during fiscal 2013, 2012 and 2011, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2013 and 2012 was approximately $295,000 and $1,436,000, respectively. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2013, $1,777,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.5 years.

Exercise prices for options outstanding as of March 31, 2013, ranged from $5.46 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2013:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
Up to $10.00	154,725	$5.47	1.1
$10.01 to 20.00	483,886	15.56	7.7
$20.01 to 30.00	97,690	23.23	3.4
	736,301	$14.46	5.7

The following table provides certain information with respect to stock options exercisable at March 31, 2013:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price
Up to $10.00	154,725	$5.47
$10.01 to $20.00	153,437	15.94
$20.01 to $30.00	96,024	23.23
	404,186	$13.66

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of the options was $6.70, $9.81, and $9.29 for options granted during fiscal 2013, 2012 and 2011, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2013, 2012 and 2011:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31, 2013	Year Ended March 31, 2012	Year Ended March 31, 2011
Assumptions:
Risk-free interest rate	0.42%	0.81%	1.33%
Dividend yield—Incentive Plan	0.0%	0.0%	0.0%
Volatility factor	0.566	0.598	0.587
Expected life—Incentive Plan	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2013, 2012 and 2011 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted shares for employees vest ratably based on service one-third after each of years three, four, and five.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2013 is as follows:

	Shares	Weighted- average Grant Date Fair Value
Unvested at April 1, 2010	99,591	$16.21
Granted	95,947	17.87
Vested	(25,318)	15.01
Forfeited	(12,671)	18.30
Unvested at March 31, 2011	157,549	17.25
Granted	68,537	18.22
Vested	(49,254)	17.21
Forfeited	(6,232)	17.76
Unvested at March 31, 2012	170,600	17.60
Granted	99,795	14.18
Vested	(58,539)	17.51
Forfeited	(8,212)	18.30
Unvested at March 31, 2013	203,644	$15.95

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2013 is $1,834,000 and is expected to be recognized over a weighted average period of 3 years.  The fair value of restricted stock units that vested during the year ended March 31, 2013 and 2012 was $1,025,000 and $1,265,000, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2013, 2012, and 2011. Fiscal year 2013 Performance shares granted are based upon the Company’s adjusted earnings before interest and taxes (EBIT) for the one year period ended March 31, 2013.  Fiscal year 2013 performance based nonvested shares are recognized as compensation expense based upon the award earned and the fair market value as of March 31, 2013.  This expense is recognized ratably over the three year period that these shares are restricted.  Fiscal Year 2012 and 2011 performance shares granted were based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Fiscal year 2012 and 2011 performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the 2012 and 2011 performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each 2012 and 2011 performance share granted under the LTIP on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table.  Expected volatility is based upon the daily historical volatilities of Columbus McKinnon’s stock and our peer group.  The risk free rate was based on zero coupon government bonds at the time of grant.  The expected term represents the period from the grant date to the end of the three year performance period. The following table provides the weighted-average assumptions used to value performance shares granted during fiscal 2012 and 2011.

	Year Ended March 31, 2012	Year Ended March 31, 2011
Assumptions:
Risk-free interest rate	0.86%	1.29%
Dividend yield	0.0%	0.0%
Volatility factor	0.610	0.635
Expected life	2.86 years	2.87 years

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2013 is as follows:

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested at April 1, 2010	81,572	$19.40
Granted	46,057	21.93
Forfeited	(21,014)	25.93
Unvested at March 31, 2011	106,615	19.20
Granted	48,123	24.65
Forfeited	(59,620)	17.31
Unvested at March 31, 2012	95,118	23.36
Granted	61,106	19.25
Forfeited	(52,360)	21.90
Unvested at March 31, 2013	103,864	$21.47

Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2013 was $962,000 and is expected be recognized over a weighted average period of 1.5 years. The fair value of performance shares that vested during the year ended March 31, 2013 and 2012 was $0 for all three years.

Restricted Stock

The Company maintained a Restricted Stock Plan. The Company charges compensation expense and shareholders’ equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of March 31, 2013, there were no shares available for future grants under the Restricted Stock Plan and no further outstanding grants.

No restricted stock was granted in fiscal 2013, 2012, or 2011.  During fiscal year 2013, 1,000 shares of restricted stock with a grant date fair value of $30.72 vested.

Directors Stock

During fiscal 2013, 2012 and 2011, a total of 25,552, 21,248, and 17,664 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $14.09, $16.94, and $15.85 for fiscal 2013, 2012 and 2011, respectively. The expense related to the shares for fiscal 2013, 2012 and 2011 was $361,000, $360,000, and $280,000, respectively.

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $17,119,000 and $20,536,000 as of March 31, 2013 and 2012, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2013	2012	2011
Accrued general and product liability, beginning of year	$20,536	$20,576	$23,054
Add provision for claims	2,185	4,151	6,447
Deduct payments for claims	(5,602)	(4,191)	(8,925)
Accrued general and product liability, end of year	$17,119	$20,536	$20,576

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2013.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2014.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $8,000,000 and $13,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from March 31, 2013.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $10,967,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2013. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,300,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,152,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2013. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

The following provides a reconciliation of the activity related to restructuring reserves (in thousands):

Balance at March 31, 2010	$2,755
Fiscal 2011 restructuring charges	2,200
Cash payments	(4,497)
Write-off of production supplies	(411)
Balance at March 31, 2011	$47
Fiscal 2012 restructuring charges	413
Cash payments	(460)
Balance at March 31, 2012	$-
Fiscal 2013 restructuring charges	-
Cash payments	-
Balance at March 31, 2013	$-

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

18.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2013	2012	2011
Expected tax at 35%	$14,919	$11,485	$1,773
State income taxes net of federal expense (benefit)	284	253	(936)
Foreign taxes less than statutory provision	(1,909)	(1,012)	(683)
Permanent items	153	(211)	(119)
Valuation allowance	(48,985)	(4,315)	42,983
Research and development credits	(166)	-	(812)
Other	30	696	(795)
Actual tax provision (benefit) expense	$(35,674)	$6,896	$41,411

The provision for income tax (benefit) expense consisted of the following:

	Year Ended March 31,
	2013	2012	2011
Current income tax expense (benefit):
United States Federal	$525	$487	$(4,229)
State taxes	346	269	49
Foreign	5,502	7,050	4,818
Deferred income tax expense (benefit):
United States	(40,868)	130	40,621
Foreign	(1,179)	(1,040)	152
	$(35,674)	$6,896	$41,411

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2013	2012
Deferred tax assets:
Federal net operating loss carryforwards	$-	$5,107
State and foreign net operating loss carryforwards	4,535	4,217
Employee benefit plans	22,126	23,262
Insurance reserves	7,510	8,722
Accrued vacation and incentive costs	3,779	3,389
Federal tax credit carryforwards	7,532	7,568
Equity compensation	2,076	1,797
Other	3,789	4,164
Valuation allowance	(3,924)	(53,325)
Deferred tax assets after valuation allowance	47,423	4,901
Deferred tax liabilities:
Property, plant, and equipment	(2,777)	(2,283)
Intangible assets	(3,657)	(4,272)
Gross deferred tax liabilities	(6,434)	(6,555)
Net deferred tax assets (liabilities)	$40,989	$(1,654)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

The gross amount of the Company’s deferred tax assets were $51,347,000 and $58,226,000 at March 31, 2013 and 2012, respectively.

The Company had a valuation allowance of $53,325,000 recorded as of March 31, 2012 due to the uncertainty of whether the Company's net operating loss carryforwards and deferred tax assets might ultimately be realized. The Company was able to utilize $14,567,000 of U.S. federal net operating loss carryforwards  in fiscal 2013 which reduced the  valuation  allowance by  $5,107,000.  As a result of the improved operating  performance of the Company over the past several years, the Company  reevaluated  the  certainty as to whether the  Company's  remaining net operating  loss  carryforwards  and other  deferred tax assets may ultimately be realized.  As a result of the determination that it is more likely than not that all of the remaining deferred tax assets will be realized with the exception of certain U.S. federal tax credits carryforwards, a significant portion of the remaining valuation allowance totaling $49,161,000 was reversed in fiscal 2013.

During 2011, the Company recorded a non-cash charge of $42,983,000 included within its provision for income taxes.  As described above, this charge was nearly fully reversed during the year ended March 31, 2013.  This charge related to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S and three of the Company’s subsidiaries was necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

The valuation allowance includes $1,660,000, $1,358,000 and $1,240,000 related to foreign net operating losses at March 31, 2013, 2012 and 2011, respectively. The increase in foreign valuation allowance is primarily due to net operating losses in two of the Company’s subsidiaries.  The Company’s valuation allowance related to foreign subsidiaries’ net operating losses have lives that range from five years to indefinite.

The state net operating losses have expiration dates ranging from 2021 through 2031.  The federal tax credits have expiration dates starting in 2013.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2013	2012
Net current deferred tax asset	$6,883	$44
Net non-current deferred tax asset	37,205	2,824
Net non-current deferred tax liability	(3,099)	(4,522)
Net deferred tax assets (liabilities)	$40,989	$(1,654)

The net current deferred tax assets are included in prepaid expenses. Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $18,322,000, $18,590,000, and $12,403,000 for the years ended March 31, 2013, 2012, and 2011, respectively. Income from discontinued operations reported in the statements of operations is net of tax expense of $0, $0 and $243,000 for the years ended March 31, 2013, 2012, and 2011, respectively. As of March 31, 2013, the Company had unrecognized deferred tax liabilities related to approximately $112,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2013 and 2012. The tax effects to the Company from these transactions, recorded in additional paid-in capital rather than recognized as a reduction of income tax expense, were $(576,000) and $0 in 2013 and 2012, respectively. This tax shortfall has also been recognized in the consolidated balance sheet as a decrease in deferred tax assets.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2013	2012	2011
Beginning balance	$2,428	$2,647	$3,577
Additions for prior year tax positions	-	-	27
Additions for current year tax positions	334	30	93
Reductions for prior year tax positions	(702)	(45)	(928)
Settlements	(30)	(112)	-
Foreign currency translation	(44)	(44)	32
Lapses in statutes of limitation	-	(48)	(154)
Ending balance	$1,986	$2,428	$2,647

The Company had $142,000 and $176,000 accrued for the payment of interest and penalties at March 31, 2013 and 2012, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

Substantially all of the unrecognized tax benefits as of March 31, 2013 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for 2009 and 2010 resulting in no adjustments. Current examinations include various state audits.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2011 and in Germany for tax years prior to December 31, 2007.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitation prior to March 31, 2014.

19.	Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2013, 2012, and 2011 was $5,811,000, $6,832,000, and $7,195,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2013 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2014	$3,824	$2,020	$5,844
2015	3,263	1,504	4,767
2016	2,584	623	3,207
2017	2,530	240	2,770
2018	2,339	203	2,542
Thereafter	12,000	-	12,000
Total	$26,540	$4,590	$31,130

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

20.	Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

As of and for the year ended March 31, 2013:

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
As of March 31, 2013:
ASSETS
Current assets:
Cash and cash equivalents	$79,412	$-	$42,248	$-	$121,660
Trade accounts receivable, less allowance for doubtful accounts	37,967	4,068	38,189	-	80,224
Inventories	28,117	14,230	51,842	-	94,189
Prepaid expenses and other	10,850	1,371	5,684	-	17,905
Total current assets	156,346	19,669	137,963	-	313,978
Net property, plant, and equipment	39,552	11,612	14,534	-	65,698
Goodwill	40,696	31,025	33,633	-	105,354
Other intangibles, net	253	-	13,142	-	13,395
Intercompany	5,805	63,368	(69,173)	-	-
Marketable securities	-	-	23,951	-	23,951
Deferred taxes on income	27,215	2,389	7,601	-	37,205
Investment in subsidiaries	203,753	-	-	(203,753)	-
Other assets	6,690	525	71	-	7,286
Total assets	$480,310	$128,588	$161,722	$(203,753)	$566,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,433	$7,018	$9,878	$-	$34,329
Accrued liabilities	21,710	3,952	23,222	-	48,884
Current portion of long-term debt	-	311	713	-	1,024
Total current liabilities	39,143	11,281	33,813	-	84,237
Senior debt, less current portion	-	1,650	991	-	2,641
Subordinated debt	148,412	-	-	-	148,412
Other non-current liabilities	52,768	5,875	32,947	-	91,590
Total liabilities	240,323	18,806	67,751	-	326,880
Total shareholders’ equity	239,987	109,782	93,971	(203,753)	239,987
Total liabilities and shareholders’ equity	$480,310	$128,588	$161,722	$(203,753)	$566,867

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2013:
Net sales	$243,589	$151,569	$254,738	$(52,633)	$597,263
Cost of products sold	172,287	125,701	177,677	(52,633)	423,032
Gross profit	71,302	25,868	77,061	-	174,231
Selling expenses	23,540	5,903	36,165	-	65,608
General and administrative expenses	17,301	14,262	20,708	-	52,271
Amortization of intangibles	104	-	1,877	-	1,981
Income from operations	30,357	5,703	18,311	-	54,371
Interest and debt expense	13,201	200	356	-	13,757
Investment income	-	-	(1,546)	-	(1,546)
Foreign currency exchange gain	-	-	(45)	-	(45)
Other (income) and expense, net	(1,555)	(933)	2,071	-	(417)
Income from continuing operations before income tax (benefit) expense	18,711	6,436	17,475	-	42,622
Income tax (benefit) expense	(38,629)	(3,020)	5,975	-	(35,674)
Equity in income from continuing operations of subsidiaries	20,956	-	-	(20,956)	-
Income from continuing operations	78,296	9,456	11,500	(20,956)	78,296
Income from discontinued operations (net of tax)	-	-	-	-	-
Net income	$78,296	$9,456	$11,500	$(20,956)	$78,296

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2013
Net income	$78,296	$9,456	$11,500	$(20,956)	$78,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(2,183)	-	(2,183)
Change in derivatives qualifying as hedges, net of tax of $159	(205)	-	(183)	-	(388)
Change in pension liability and postretirement obligations, net of tax of $(237)	815	382	(1,102)	-	95
Adjustments:
Unrealized holding loss arising during the period, net of tax of $(406)	-	-	725	-	725
Reclassification adjustment for gain included in net income, net of tax of $268	-	-	(497)	-	(497)
Total adjustments	-	-	228	-	228
Total other comprehensive income (loss)	610	382	(3,240)	-	(2,248)
Comprehensive income (loss)	$78,906	$9,838	$8,260	$(20,956)	$76,048

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2013:
Operating activities:
Net cash provided by (used for) operating activities	$34,544	$(1,418)	$9,252	$-	$42,378
Investing activities:
Proceeds from sale of marketable securities	-	-	6,573	-	6,573
Purchases of marketable securities	-	-	(4,138)	-	(4,138)
Capital expenditures	(11,124)	(670)	(3,085)	-	(14,879)
Proceeds from sale of assets	-	2,357	-	-	2,357
Net cash (used for) provided by investing activities	(11,124)	1,687	(650)	-	(10,087)
Financing activities:
Proceeds from exercise of stock options	295	-	-	-	295
Payments under line-of-credit agreements	-	-	(54)	-	(54)
Repayment of debt	-	(274)	(792)	-	(1,066)
Payment of deferred financing costs	(684)	-	-	-	(684)
Change in ESOP debt guarantee	423	-	-	-	423
Net cash provided by (used for) financing activities	34	(274)	(846)	-	(1,086)
Effect of exchange rate changes on cash	-	-	982	-	982
Net change in cash and cash equivalents	23,454	(5)	8,738	-	32,187
Cash and cash equivalents at beginning of year	55,958	5	33,510	-	89,473
Cash and cash equivalents at end of year	$79,412	$-	$42,248	$-	$121,660

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
As of March 31, 2012:
ASSETS
Current assets:
Cash and cash equivalents	$55,958	$5	$33,510	$-	$89,473
Trade accounts receivable, less allowance for doubtful accounts	44,375	5,579	38,688	-	88,642
Inventories	26,621	20,087	61,347	-	108,055
Prepaid expenses and other	5,943	502	4,004	-	10,449
Total current assets	132,897	26,173	137,549	-	296,619
Net property, plant, and equipment	32,679	13,050	15,980	-	61,709
Goodwill	40,696	31,025	34,714	-	106,435
Other intangibles, net	210	-	15,581	-	15,791
Intercompany	(39,507)	102,471	(62,964)	-	-
Marketable securities	-	-	25,393	-	25,393
Deferred taxes on income	443	258	2,123	-	2,824
Investment in subsidiaries	228,138	-	-	(228,138)	-
Other assets	6,006	526	104	-	6,636
Total assets	$401,562	$173,503	$162,480	$(228,138)	$515,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$-	$-	$112	$-	$112
Trade accounts payable	13,259	12,496	15,236	-	40,991
Accrued liabilities	24,221	6,002	31,490	-	61,713
Current portion of long-term debt	-	274	819	-	1,093
Total current liabilities	37,480	18,772	47,657	-	103,909
Senior debt, less current portion	-	1,961	1,788	-	3,749
Subordinated debt	148,140	-	-	-	148,140
Other non-current liabilities	55,476	6,842	36,825	-	99,143
Total liabilities	241,096	27,575	86,270	-	354,941
Total shareholders’ equity	160,466	145,928	82,210	(228,138)	160,466
Total liabilities and shareholders’ equity	$401,562	$173,503	$168,480	$(228,138)	$515,407

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2012:
Net sales	$225,259	$163,207	$258,288	$(54,809)	$591,945
Cost of products sold	165,938	140,690	182,408	(54,809)	434,227
Gross profit	59,321	22,517	75,880	-	157,718
Selling expenses	24,320	5,855	34,685	-	64,860
General and administrative expenses	15,177	11,699	19,801	-	46,677
Restructuring (gain) charges, net	(1,450)	-	413	-	(1,037)
Amortization of intangibles	111	-	1,963	-	2,074
Income from operations	21,163	4,963	19,018	-	45,144
Interest and debt expense	12,432	1,394	388	-	14,214
Investment income	-	-	(1,018)	-	(1,018)
Foreign currency exchange loss	-	-	316	-	316
Other (income) and expense, net	(821)	42	(400)	-	(1,179)
Income from continuing operations before income tax expense	9,552	3,527	19,732	-	32,811
Income tax expense	838	94	5,964	-	6,896
Equity in income from continuing operations of subsidiaries	17,201	-	-	(17,201)	-
Income from continuing operations	25,915	3,433	13,768	(17,201)	25,915
Income from discontinued operations (net of tax)	1,052	-	-	-	1,052
Net income	$26,967	$3,433	$13,768	$(17,201)	$26,967

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2012
Net income	$26,967	$3,433	$13,768	$(17,201)	$26,967
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	-	-	(4,621)	-	(4,621)
Change in derivatives qualifying as hedges, net of tax of $12	(237)	-	(9)	-	(246)
Change in pension liability and postretirement obligations, net of tax of $438	(30,806)	1,778	(763)	-	(29,791)
Adjustments:
Unrealized holding loss arising during the period, net of tax of $0	-	-	1,358	-	1,358
Reclassification adjustment for gain included in net income, net of tax of $0	-	-	(157)	-	(157)
Total adjustments	-	-	1,201	-	1,201
Total other comprehensive (loss) income	(31,043)	1,778	(4,192)	-	(33,457)
Comprehensive (loss) income	$(4,076)	$5,211	$9,576	$(17,201)	$(6,490)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2012:
Operating activities:
Net cash provided by operating activities	$12,750	$3,107	$7,730	$-	$23,587
Investing activities:
Proceeds from sale of marketable securities	-	-	5,747	-	5,747
Purchases of marketable securities	-	-	(5,190)	-	(5,190)
Capital expenditures	(7,640)	(2,869)	(3,256)	-	(13,765)
Proceeds from sale of assets	1,971	-	-	-	1,971
Purchase of business	-	-	(3,356)	-	(3,356)
Net cash used for investing activities from continuing operations	(5,669)	(2,869)	(6,055)	-	(14,593)
Net cash provided by investing activities from discontinued operations	1,052	-	-	-	1,052
Net cash used for investing activities	(4,617)	(2,869)	(6,055)	-	(13,541)
Financing activities:
Proceeds from exercise of stock options	1,436	-	-	-	1,436
Payments under line-of-credit agreements	-	-	(361)	-	(361)
Repayment of debt	-	(240)	(796)	-	(1,036)
Change in ESOP debt guarantee	435	-	-	-	435
Net cash provided by (used for) financing activities	1,871	(240)	(1,157)	-	474
Effect of exchange rate changes on cash	-	-	(1,186)	-	(1,186)
Net change in cash and cash equivalents	10,004	(2)	(668)	-	9,334
Cash and cash equivalents at beginning of year	45,954	7	34,178	-	80,139
Cash and cash equivalents at end of year	$55,958	$5	$33,510	$-	$89,473

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2011:
Net sales	$197,391	$148,905	$217,724	$(39,955)	$524,065
Cost of products sold	163,215	121,852	152,901	(39,955)	398,013
Gross profit	34,176	27,053	64,823	-	126,052
Selling expenses	25,328	5,959	31,623	-	62,910
General and administrative expenses	6,125	15,804	18,663	-	40,592
Restructuring charges	2,089	-	111	-	2,200
Amortization of intangibles	118	3	1,657	-	1,778
Income (loss) from operations	516	5,287	12,769	-	18,572
Interest and debt expense	11,739	1,436	357	-	13,532
Cost of bond redemptions	3,939	-	-	-	3,939
Investment income	-	-	(3,041)	-	(3,041)
Foreign currency exchange loss	-	-	452	-	452
Other income, net	(1,225)	21	(171)	-	(1,375)
(Loss) income from continuing operations before income tax expense (benefit)	(13,937)	3,830	15,172	-	5,065
Income tax expense	32,951	3,125	5,273	62	41,411
Equity in income from continuing operations of subsidiaries	10,542	-	-	(10,542)	-
(Loss) income from continuing operations	(36,346)	705	9,899	(10,604)	(36,346)
Income from discontinued operations (net of tax)	396	-	-	-	396
Net (loss) income	$(35,950)	$705	$9,899	$(10,604)	$(35,950)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2011
Net (loss) income	$(35,950)	$705	$9,899	$(10,604)	$(35,950)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	-	-	4,933	-	4,933
Change in derivatives qualifying as hedges, net of tax of $0	239	-	-	-	239
Change in pension liability and postretirement obligations, net of tax of $952	3,051	421	(439)	-	3,033
Adjustments:
Unrealized holding loss arising during the period, net of tax of $0	-	-	1,814	-	1,814
Reclassification adjustment for gain included in net income, net of tax of $0	-	-	(2,143)	-	(2,143)
Total adjustments	-	-	(329)	-	(329)
Total other comprehensive income	3,290	421	4,165	-	7,876
Comprehensive (loss) income	$(32,660)	$1,126	$14,064	$(10,604)	$(28,074)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2011:
Operating activities:
Net cash provided by operating activities	$2,052	$2,489	$(638)	$(623)	$3,280
Investing activities:
Proceeds from sale of marketable securities	-	-	23,048	-	23,048
Purchases of marketable securities	-	-	(16,427)	-	(16,427)
Capital expenditures	(7,850)	(1,673)	(3,020)	-	(12,543)
Proceeds from sale of assets	1,182	-	-	-	1,182
Net cash (used for) provided by investing activities from continuing operations	(6,668)	(1,673)	3,601	-	(4,740)
Net cash provided by investing activities from discontinued operations	396	-	-	-	396
Net cash (used for) provided by investing activities	(6,272)	(1,673)	3,601	-	(4,344)
Financing activities:
Payment of bond redemption tender fees	(3,154)	-	-	-	(3,154)
Payments under line-of-credit agreements	-	-	(511)	-	(511)
Borrowings under line-of-credit agreements	-	-	174	-	174
Repayment of debt	(124,855)	(210)	(752)	-	(125,817)
Proceeds from issuance of long-term debt	147,844	-	-	-	147,844
Payment of deferred financing costs	(3,185)	-	-	-	(3,185)
Other	443	(774)	-	774	443
Net cash provided by (used for) financing activities	17,093	(984)	(1,089)	774	15,794
Effect of exchange rate changes on cash	-	151	1,441	(151)	1,441
Net change in cash and cash equivalents	12,873	(17)	3,315	-	16,171
Cash and cash equivalents at beginning of year	33,081	24	30,863	-	63,968
Cash and cash equivalents at end of year	$45,954	$7	$34,178	$-	$80,139

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

21.	Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2013	2012	2011
Net sales:
United States	$353,565	$345,451	$315,219
Europe	173,851	177,976	159,363
Canada	21,637	23,495	16,847
Other	48,210	45,023	32,636
Total	$597,263	$591,945	$524,065

	Year Ended March 31,
	2013	2012	2011
Total assets:
United States	$365,497	$309,624	$282,925
Europe	136,493	153,021	152,020
Canada	26,952	18,304	17,722
Other	37,925	34,458	26,205
Total	$566,867	$515,407	$478,872

	Year Ended March 31,
	2013	2012	2011
Long-lived assets:
United States	$123,138	$117,660	$114,295
Europe	56,633	61,144	64,015
Other	4,676	5,131	5,194
Total	$184,447	$183,935	$183,504

Note: Long-lived assets include net property, plant, and equipment and goodwill and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2013	2012	2011

Hoists	$375,208	$368,431	$299,012
Chain and rigging tools	90,428	87,437	97,483
Industrial cranes	41,259	41,816	39,715
Actuators and rotary unions	80,028	83,391	76,454
Other	10,340	10,870	11,401
Total	$597,263	$591,945	$524,065

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

22.	Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2013 and 2012:

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2012	2012	2012	2013
Net sales	$153,013	$146,472	$153,225	$144,553
Gross profit	43,824	42,402	43,797	44,208
Income from operations	12,782	12,920	14,189	14,480
Net income (1)	$8,436	$8,252	$9,579	$52,029

Net income per share – basic	$0.44	$0.42	$0.49	$2.68

Net income per share – diluted	$0.43	$0.42	$0.49	$2.64

	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net sales	$139,760	$149,863	$142,750	$159,572
Gross profit	35,642	39,231	38,603	44,242
Income from operations	7,213	12,314	12,000	13,617
Net income	$2,779	$6,676	$8,515	$8,997

Net income per share – basic	$0.14	$0.35	$0.44	$0.47

Net income per share – diluted	$0.14	$0.34	$0.44	$0.46

(1) During the quarter ended March 31, 2013, the Company reversed its deferred tax asset valuation allowance in the United States of $49,161,000, which is included in its provision for income taxes.

Note: The per-share net income for the four quarters combined may not equal the per share net income for the year due to rounding.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

23.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2013	2012
Net unrealized investment gain – net of tax	$2,808	$2,580
Pension liability– net of tax	(58,866)	(58,504)
Postretirement obligations – net of tax	56	(325)
Split-dollar life insurance arrangements – net of tax	(1,905)	(1,981)
Foreign currency translation adjustment – net of tax	2,205	4,388
Derivatives qualifying as hedges – net of tax	(453)	(65)
Accumulated other comprehensive loss	$(56,155)	$(53,907)

The deferred taxes associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(216,000), $438,000, and $952,000 for 2013, 2012, and 2011 respectively.  Refer to Note 18 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $10,006,000 charge in the minimum pension liability component, $(935,000) charge in the other post retirement obligations component, and $747,000 charge in the split dollar life insurance arrangement component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations. This is in accordance with ASC Topic 740, “Income Taxes,” even though the valuation allowance was initially established by a charge against comprehensive income. These amounts will remain indefinitely as a component of minimum pension liability adjustment.

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

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2013	2012	2011
Net unrealized investment gain (loss) at beginning of year	$2,580	$1,379	$1,708
Unrealized holdings gain arising during the period	725	1,358	1,814
Reclassification adjustments for gain included in earnings	(497)	(157)	(2,143)
Net change in unrealized gain (loss) on investments	228	1,201	(329)
Net unrealized investment gain at end of year	$2,808	$2,580	$1,379

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

24.	Effects of New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012.  Management does not expect the adoption of this standard has a significant effect on the Company's financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and certain other receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company's consolidated financial position.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in thousands, except share data)

In July 2012, the FASB issued ASU No. 2012-02, which updated the guidance in ASC Topic 350, “Intangibles – Goodwill and Other.” The amendments in this Update allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have an impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The adoption of ASU 2011-05 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2011 the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 in fiscal 2013 did not have a significant impact on the Company’s condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2013, 2012 and 2011
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Year ended March 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,745	$258	$-		$747	(1)	$2,256
Deferred tax asset valuation allowance	53,325	(48,985)	(416)	(3)	-		3,924
Total	$56,070	$(48,727)	$(416)		$747		$6,180
Reserves on balance sheet:
Accrued general and product liability costs	$20,536	$2,185	$-		$5,602	(2)	$17,119

Year ended March 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,166	$844	$-		$1,265	(1)	$2,745
Deferred tax asset valuation allowance	45,836	(4,315)	11,804		-		53,325
Total	$49,002	$(3,471)	$11,804		$1,265		$56,070
Reserves on balance sheet:
Accrued general and product liability costs	$20,576	$4,151	$-		$4,191	(2)	$20,536

Year ended March 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$4,240	$627	$-		$1,701	(1)	$3,166
Deferred tax asset valuation allowance	1,609	42,983	1,244		-		45,836
Total	$5,849	$43,610	$1,244		$1,701		$49,002
Reserves on balance sheet:
Accrued general and product liability costs	$23,054	$6,447	$-		$8,925	(2)	$20,576

(1)	Uncollectible accounts written off, net of recoveries
(2)	Insurance claims and expenses paid
(3)	Charged against accumulated other comprehensive loss

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 of Columbus McKinnon Corporation, and our report dated May 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 29, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2013 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2013 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2013 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2013 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2013 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	98

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

3.2	Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 28, 2013).

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Columbus McKinnon Corporation, dated as of May 18, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2009).

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

4.3	Indenture related to the Company’s 7.875% Senior Subordinated Notes due 2019 (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

4.4
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

#10.53
Amendment No. 1 to the Columbus McKinnon Corporation 2006 Long Term Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.54
Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and certain of its executive officers. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

#10.55
Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and certain of its executive officers. (incorporated by reference to Appendix to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

# 10.56	Fourth amended and restated credit agreement dated as of December 31, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010)

#10.57	2010 Long Term Incentive Plan effective July 26, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 12, 2010.

#10.58
First Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010)

#10.59
Second Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2010)

#10.60
Third Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2011)

#10.61
Fourth Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2012)

#10.62
Amendment to the Company’s non-qualified deferred compensation plan, effective January 1, 2013. (incorporated by reference to Exhibit 5.02 of the Company’s Current Report on Form 8-K filed on July 19, 2012)

#10.63
Fifth Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October  24, 2012)

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: May 29, 2013
COLUMBUS McKINNON CORPORATION

	By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2013
Timothy T. Tevens

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2013
Gregory P. Rustowicz

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	May 29, 2013

Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	May 29, 2013

Richard H. Fleming

/s/ Nicholas T. Pinchuk	Director	May 29, 2013

Nicholas T. Pinchuk

/s/ Stephanie K. Kushner	Director	May 29, 2013

Stephanie K. Kushner

/s/ Linda A. Goodspeed	Director	May 29, 2013

Linda A. Goodspeed

/s/ Stephen Rabinowitz	Director	May 29, 2013

Stephen Rabinowitz

Director

Christian B. Ragot
(Resigned Effective May 19, 2013)

/s/ Liam Mccarthy	Director	May 29, 2013

Liam McCarthy