Form 10-Q
period 2013-06-30
COLUMBUS MCKINNON CORP
filed 2013-07-26
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of common stock outstanding as of July 22, 2013 was: 19,654,697 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2013

Index
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013

	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$110,399	$121,660
Trade accounts receivable	76,034	80,224
Inventories	101,451	94,189
Prepaid expenses and other	21,005	17,905
Total current assets	308,889	313,978
Property, plant, and equipment, net	67,091	65,698
Goodwill	110,961	105,354
Other intangibles, net	12,878	13,395
Marketable securities	24,166	23,951
Deferred taxes on income	38,711	37,205
Other assets	6,458	7,286
Total assets	$569,154	$566,867

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$30,133	$34,329
Accrued liabilities	50,706	48,884
Current portion of long term debt	1,043	1,024
Total current liabilities	81,882	84,237
Senior debt, less current portion	2,376	2,641
Subordinated debt	148,480	148,412
Other non current liabilities	89,248	91,590
Total liabilities	321,986	326,880
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,621,654 and 19,507,939 shares issued and outstanding	196	195
Additional paid in capital	193,083	192,308
Retained earnings	111,211	104,191
ESOP debt guarantee	(449)	(552)
Accumulated other comprehensive loss	(56,873)	(56,155)
Total shareholders' equity	247,168	239,987
Total liabilities and shareholders' equity	$569,154	$566,867

See accompanying notes.

Index
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2013	2012
	(In thousands, except per share data)

Net sales	$138,891	$153,013
Cost of products sold	95,400	109,189
Gross profit	43,491	43,824

Selling expenses	16,747	16,366
General and administrative expenses	12,849	14,177
Amortization of intangibles	459	499
	30,055	31,042

Income from operations	13,436	12,782
Interest and debt expense	3,371	3,499
Investment income	(216)	(280)
Foreign currency exchange loss (gain)	226	(336)
Other expense and (income), net	89	(320)
Income before income tax expense	9,966	10,219
Income tax expense	2,946	1,783
Net income	7,020	8,436
Retained earnings - beginning of year	104,191	25,895
Retained earnings - end of period	$111,211	$34,331

Average basic shares outstanding	19,520	19,347
Average diluted shares outstanding	19,779	19,507

Basic income per share:
Net income	$0.36	$0.44

Diluted income per share:
Net income	$0.35	$0.43

See accompanying notes.

Index
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2013	2012
	(In thousands)

Net income	$7,020	$8,436
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(130)	(5,110)
Change in derivatives qualifying as hedges, net of taxes of $25 and $0*	86	(97)
Change in pension liability and postretirement obligation	(5)	-
Adjustments for unrealized gain on investments:
Unrealized holding (loss) gain arising during the period, net of taxes of $234 and $0*	(434)	(286)
Reclassification adjustment for (gain) loss included in net income, net of taxes of $127 and $0*	(235)	83
Net change in unrealized gain on investments	(669)	(203)
Total other comprehensive loss	(718)	(5,410)
Comprehensive income	$6,302	$3,026

* The zero net deferred tax benefit related to the change in derivatives for our domestic subsidiaries qualifying as hedges, unrealized holding gains and losses, and reclassification adjustments during the period ended June 30, 2012 is related to the deferred tax asset valuation allowance  that was recorded in that period.

See accompanying notes.

Index
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,020	$8,436
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,992	3,110
Deferred income taxes and related valuation allowance	(786)	13
Gain on sale of real estate, investments, and other	(347)	(114)
Stock-based compensation	717	664
Amortization of deferred financing costs and discount on subordinated debt	171	95
Changes in operating assets and liabilities, net of effects of business acquisition:
Trade accounts receivable	4,854	(2,090)
Inventories	(6,961)	(4,204)
Prepaid expenses	(3,724)	(2,336)
Other assets	865	448
Trade accounts payable	(4,550)	(2,964)
Accrued and non-current liabilities	(2,159)	(4,947)
Net cash used for operating activities	(1,908)	(3,889)

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	952	1,196
Purchases of marketable securities	(1,613)	(962)
Capital expenditures	(3,614)	(1,716)
Purchase of businesses, net of cash acquired	(5,847)	-
Net cash used for investing activities	(10,122)	(1,482)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	412	-
Net payments under lines-of-credit	-	(13)
Repayment of debt	(266)	(211)
Change in ESOP guarantee	104	107
Net cash provided by (used for) financing activities	250	(117)
Effect of exchange rate changes on cash	519	(1,819)
Net change in cash and cash equivalents	(11,261)	(7,307)
Cash and cash equivalents at beginning of period	121,660	89,473
Cash and cash equivalents at end of period	$110,399	$82,166

Supplementary cash flow data:
Interest paid	$367	$484
Income taxes paid, net of refunds	$2,131	$1,663

See accompanying notes.

Index
COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2013

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2013, the results of its operations for the three month periods ended June 30, 2013 and June 30, 2012, and cash flows for the three months ended June 30, 2013 and June 30, 2012, have been included. Results for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2013.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the quarter ended June 30, 2013, approximately 59% of sales were to customers in the U.S.

2.	Divestitures

During the fiscal 2013 quarter ending September 30, 2012, the Company sold certain assets of the Gaffey division of Crane Equipment and Service, Inc.  The sale of the Gaffey assets did not have a material effect on the Company’s financial statements for year ended March 31, 2013 and therefore was not reclassified as a discontinued operation.

3.	Acquisitions

On June 1, 2013, the Company acquired 100% of the outstanding common shares of Hebetechnik Gesellschaft m.b.H (“Hebetechnik”) located in Austria, a privately owned company with annual sales of approximately $10,000,000. Hebetechnik has been a value-added partner of the Company in the lifting industry in the Austrian market for over 20 years. The results of Hebetechnik are included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Hebetechnik is not considered significant to the Company’s consolidated financial position and results of operations.

The acquisition was funded with existing cash. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition.  The excess consideration of $5,378,000 was recorded as goodwill.  The allocation of the purchase price is preliminary pending the finalization of the fair values of the assets acquired and liabilities assumed. Goodwill recorded in connection with the acquisition will not be deductible for tax purposes. The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$249
Property, plant and equipment	220
Goodwill	5,378
Total	$5,847

Index
4.	Fair Value Measurements

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  The Company uses quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes and, consequently, the fair value is based on Level 2 inputs. The carrying values of the Company’s senior debt and notes payable to banks approximate fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs. As of June 30, 2013 and March 31, 2013, the Company’s assets and liabilities measured or disclosed at fair value on recurring bases were as follows (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$24,166	$24,166	$-	$-
Derivative liabilities	(462)	-	(462)	-
Other equity investments	1,114	1,114	-	-

Assets/(Liabilities) disclosed at fair value:
Subordinated debt	$(159,000)	$-	$(159,000)	$-
Senior debt	(3,419)	-	(3,419)	-

Index
	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$23,951	$23,951	$-	$-
Derivative liabilities	(512)	-	(512)	-
Other equity investments	1,508	1,508	-	-

Assets/(Liabilities) disclosed at fair value:
Subordinated debt	$(160,500)	$-	$(160,500)	$-
Senior debt	(3,665)	-	(3,665)	-

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,480,000 at June 30, 2013 and $148,412,000 at March 31, 2013.

Assets and liabilities that were measured on a non-recurring basis during the period ended June 30, 2013 include assets and liabilities acquired in connection with the acquisition of Hebetechnik described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

5.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2013	2013
At cost - FIFO basis:
Raw materials	$55,729	$52,900
Work-in-process	15,832	10,813
Finished goods	49,537	50,722
	121,098	114,435
LIFO cost less than FIFO cost	(19,647)	(20,246)
Net inventories	$101,451	$94,189

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

Index
6.	Marketable Securities

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments and other market conditions in making this assessment.  There were no other-than-temporary impairments for the three months ended June 30, 2013 or June 30, 2012.

The following is a summary of available-for-sale securities at June 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$22,563	$1,852	$249	$24,166

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2013 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$7,206	$249
Securities in a continuous loss position for more than 12 months	-	-
	$7,206	$249

Net realized gains related to sales of marketable securities were $36,000 and $83,000, in the three-month periods ended June 30, 2013 and June 30, 2012, respectively.

The following is a summary of available-for-sale securities at March 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$21,635	$2,335	$19	$23,951

7.	Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at June 30, 2013 and March 31, 2013.

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

We performed our qualitative assessment during the fourth quarter of fiscal year 2013 and determined it was not more likely than not that the fair value of each of our reporting units was less than its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the three months ended June 30, 2013 is as follows (in thousands):

Balance at April 1, 2013	$105,354
Acquisition of Hebetechnik (See Note 3)	5,378
Currency translation	229
Balance at June 30, 2013	$110,961

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2013			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,640	$(1,468)	$4,172	$5,556	$(1,370)	$4,186
Customer relationships	14,296	(6,263)	8,033	14,166	(5,894)	8,272
Other	1,007	(334)	673	1,235	(298)	937
Total	$20,943	$(8,065)	$12,878	$20,957	$(7,562)	$13,395

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2014 through 2018 is expected to be approximately $1,700,000.

Index
8.	Derivative Instruments

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

The Company has foreign currency forward agreements and a cross-currency swap in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $1,283,000 and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $3,137,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $8,173,000 and all contracts mature within twelve months of June 30, 2013.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three different counterparties as of June 30, 2013.

The following is the effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2013 and 2012 (in thousands):

June 30,	Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2013	Foreign exchange contracts	$91	Cost of products sold	$5
2012	Foreign exchange contracts	(5)	Cost of products sold	92

June 30,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
2013	Foreign exchange contracts	Foreign currency exchange gain	$130
2012	Foreign exchange contracts	Foreign currency exchange gain	(611)

As of June 30, 2013, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

Index
The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of June 30, 2013 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	March 31, 2013
Foreign exchange contracts	Other Assets	$21	$8

Foreign exchange contracts	Accrued Liabilities	$(344)	$(511)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	March 31, 2013
Foreign exchange contracts	Other Assets	$-	$95

Foreign exchange contracts	Accrued Liabilities	$(139)	$(104)

9.	Debt

The Company entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totalled $93,075,000 net of outstanding borrowings of $0 and outstanding letters of credit of $6,925,000 as of June 30, 2013. The outstanding letters of credit at June 30, 2013 consisted of $2,485,000 in commercial letters of credit and $4,440,000 of standby letters of credit.   Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at June 30, 2013. The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of June 30, 2013. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

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

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2013, unsecured credit lines totaled approximately $6,505,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $978,000, of which $0 was drawn as of June 30, 2013.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2013 for further information on its debt arrangements.

10.	Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended
	June 30, 2013	June 30, 2012
Service costs	$624	$605
Interest cost	2,409	2,477
Expected return on plan assets	(3,157)	(2,803)
Net amortization	1,577	1,502
Net periodic pension cost	$1,453	$1,781

Index
The Company currently plans to contribute approximately $11,000,000 to its pension plans in fiscal 2014.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended
	June 30, 2013	June 30, 2012
Interest cost	$62	$78
Amortization of plan net losses	21	36
Net periodic postretirement cost	$83	$114

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2013.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended
	June 30, 2013	June 30, 2012
Numerator for basic and diluted earnings per share:
Net income	$7,020	$8,436

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,520	19,347
Effect of dilutive employee stock options and other share-based awards	259	160
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,779	19,507

Stock options and performance shares with respect to 98,000 and 300,000 common shares were not included in the computation of diluted loss per share for June 30, 2013 and 2012, respectively, because they were antidilutive.

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

Index
During the first three months of fiscal 2014 and 2013, a total of 68,217 and 0 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2013, 58,539 shares of restricted stock units vested and were issued.

Refer to the Company’s consolidated financial statements included in its Form 10-K for the year ended March 31, 2013 for further information on its earnings per share and stock plans.

12.	Loss Contingencies

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $8,000,000 and $13,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from June 30, 2013.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,000,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2013. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,350,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,100,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2013. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

13.	Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense  was 30% and 17% in the quarter ended June 30, 2013 and June 30, 2012, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2014 based on the forecasted jurisdictional mix of taxable income.

For the period ended June 30, 2012, income taxes as a percentage of income before income taxes were not reflective of U.S. statutory rates.  The Company had a valuation allowance of $53,325,000 at March 31, 2012 due to the uncertainty of whether U.S. federal and certain foreign net operating loss carryforwards ("NOLs") and deferred tax assets might ultimately be realized.  In fiscal year 2013, we utilized the remaining U.S. federal NOLs thereby, reducing the valuation allowance by $5,107,000.  As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized.  Management concluded that it is more likely than not that almost all of the remaining deferred tax assets will be realized; therefore, $49,161,000 of the remaining valuation allowance was reversed as of March 31, 2013.

Index
14.	Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
As of June 30, 2013:
ASSETS
Current assets:
Cash and cash equivalents	$70,420	$-	$39,979	$-	$110,399
Trade accounts receivable, less allowance for doubtful accounts	33,126	4,456	38,452	-	76,034
Inventories	30,208	15,131	56,112	-	101,451
Prepaid expenses and other	11,933	1,781	7,291	-	21,005
Total current assets	145,687	21,368	141,834	-	308,889
Net property, plant, and equipment	40,748	11,198	15,145	-	67,091
Goodwill	40,696	31,025	39,240	-	110,961
Other intangibles, net	283	-	12,595	-	12,878
Intercompany	18,638	60,533	(79,171)	-	-
Marketable securities	-	-	24,166	-	24,166
Deferred taxes on income	27,377	2,389	8,945	-	38,711
Investment in subsidiaries	203,753	-	-	(203,753)	-
Other assets	5,896	525	37	-	6,458
Total assets	$483,078	$127,038	$162,791	$(203,753)	$569,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$14,521	$5,469	$10,143	$-	$30,133
Accrued liabilities	21,635	4,202	24,869	-	50,706
Current portion of long-term debt	-	321	722	-	1,043
Total current liabilities	36,156	9,992	35,734	-	81,882
Senior debt, less current portion	-	1,566	810	-	2,376
Subordinated debt	148,480	-	-	-	148,480
Other non-current liabilities	50,391	5,843	33,014	-	89,248
Total liabilities	235,027	17,401	69,558	-	321,986
Total shareholders’ equity	248,051	109,637	93,233	(203,753)	247,168
Total liabilities and shareholders’ equity	$483,078	$127,038	$162,791	$(203,753)	$569,154

Index
			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2013:
Net sales	$60,000	$34,822	$58,443	$(14,374)	$138,891
Cost of products sold	41,246	27,341	41,187	(14,374)	95,400
Gross profit	18,754	7,481	17,256	-	43,491
Selling expenses	5,740	1,409	9,598	-	16,747
General and administrative expenses	3,835	4,225	4,789	-	12,849
Amortization of intangibles	23	-	436	-	459
Income from operations	9,156	1,847	2,433	-	13,436
Interest and debt expense	3,244	46	81	-	3,371
Investment income	-	-	(216)	-	(216)
Foreign currency exchange loss	16	-	210	-	226
Other (income) and expense, net	(688)	(764)	1,541	-	89
Income from continuing operations before income tax expense (benefit)	6,584	2,565	817	-	9,966
Income tax expense (benefit)	2,267	883	(204)	-	2,946
Equity in income from continuing operations of subsidiaries	2,703	-	-	(2,703)	-
Net income	$7,020	$1,682	$1,021	$(2,703)	$7,020

For the Three Months Ended June 30, 2013			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$7,020	$1,682	$1,021	$(2,703)	$7,020
Foreign currency translation adjustments	-	1,319	(1,449)	-	(130)
Change in derivatives qualifying as hedges, net of tax	(49)	-	135	-	86
Change in pension liability and postretirement obligation	-	-	(5)	-	(5)
Adjustments:
Unrealized holding loss arising during the period, net of tax	-	-	(434)	-	(434)
Reclassification adjustment for gain included in net income, net of tax	-	-	(235)	-	(235)
Total adjustments	-	-	(669)	-	(669)
Total other comprehensive (loss) income	(49)	1,319	(1,988)	-	(718)
Comprehensive income (loss)	$6,971	$3,001	$(967)	$(2,703)	$6,302

Index
			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2013:
Operating activities:
Net cash (used for) provided by operating activities	$(1,844)	$131	$(195)	$-	$(1,908)
Investing activities:
Proceeds from sale of marketable securities	-	-	952	-	952
Purchases of marketable securities	-	-	(1,613)	-	(1,613)
Capital expenditures	(2,485)	(57)	(1,072)	-	(3,614)
Purchase of business	-	-	(5,847)	-	(5,847)
Intercompany loan	(5,179)	-	5,179	-	-
Net cash used for investing activities	(7,664)	(57)	(2,401)	-	(10,122)
Financing activities:
Proceeds from exercise of stock options	412	-	-	-	412
Repayment of debt	-	(74)	(192)	-	(266)
Change in ESOP debt guarantee	104	-	-	-	104
Net cash provided by (used for) financing activities	516	(74)	(192)	-	250
Effect of exchange rate changes on cash	-	-	519	-	519
Net change in cash and cash equivalents	(8,992)	-	(2,269)	-	(11,261)
Cash and cash equivalents at beginning of year	79,412	-	42,248	-	121,660
Cash and cash equivalents at end of year	$70,420	$-	$39,979	$-	$110,399

Index
			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
As of March 31, 2013:
ASSETS
Current assets:
Cash and cash equivalents	$79,412	$-	$42,248	$-	$121,660
Trade accounts receivable, less allowance for doubtful accounts	37,967	4,068	38,189	-	80,224
Inventories	28,117	14,230	51,842	-	94,189
Prepaid expenses and other	10,850	1,371	5,684	-	17,905
Total current assets	156,346	19,669	137,963	-	313,978
Net property, plant, and equipment	39,552	11,612	14,534	-	65,698
Goodwill	40,696	31,025	33,633	-	105,354
Other intangibles, net	253	-	13,142	-	13,395
Intercompany	5,805	63,368	(69,173)	-	-
Marketable securities	-	-	23,951	-	23,951
Deferred taxes on income	27,215	2,389	7,601	-	37,205
Investment in subsidiaries	203,753	-	-	(203,753)	-
Other assets	6,690	525	71	-	7,286
Total assets	$480,310	$128,588	$161,722	$(203,753)	$566,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,433	$7,018	$9,878	$-	$34,329
Accrued liabilities	21,710	3,952	23,222	-	48,884
Current portion of long-term debt	-	311	713	-	1,024
Total current liabilities	39,143	11,281	33,813	-	84,237
Senior debt, less current portion	-	1,650	991	-	2,641
Subordinated debt	148,412	-	-	-	148,412
Other non-current liabilities	52,768	5,875	32,947	-	91,590
Total liabilities	240,323	18,806	67,751	-	326,880
Total shareholders’ equity	239,987	109,782	93,971	(203,753)	239,987
Total liabilities and shareholders’ equity	$480,310	$128,588	$161,722	$(203,753)	$566,867

Index
			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2012:
Net sales	$59,170	$43,575	$63,994	$(13,726)	$153,013
Cost of products sold	43,404	36,593	42,918	(13,726)	109,189
Gross profit	15,766	6,982	21,076	-	43,824
Selling expenses	5,907	1,633	8,826	-	16,366
General and administrative expenses	4,730	4,396	5,051	-	14,177
Amortization of intangibles	23	-	476	-	499
Income from operations	5,106	953	6,723	-	12,782
Interest and debt expense	3,352	52	95	-	3,499
Investment income	-	-	(280)	-	(280)
Foreign currency exchange gain	(34)	-	(302)	-	(336)
Other (income) and expense, net	(18)	11	(313)	-	(320)
Income from continuing operations before income tax expense	1,806	890	7,523	-	10,219
Income tax (benefit) expense	(856)	80	2,559	-	1,783
Equity in income from continuing operations of subsidiaries	5,774	-	-	(5,774)	-
Net income	$8,436	$810	$4,964	$(5,774)	$8,436

Index
For the Three Months Ended June 30, 2012			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$8,436	$810	$4,964	$(5,774)	$8,436
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(5,110)	-	(5,110)
Change in derivatives qualifying as hedges, net of tax	12	-	(109)	-	(97)
Adjustments:
Unrealized holding loss arising during the period, net of tax	-	-	(286)	-	(286)
Reclassification adjustment for loss included in net income, net of tax	-	-	83	-	83
Total adjustments	-	-	(203)	-	(203)
Total other comprehensive income (loss)	12	-	(5,422)	-	(5,410)
Comprehensive income (loss)	$8,448	$810	$(458)	$(5,774)	$3,026

Index
			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2012:
Operating activities:
Net cash (used for) provided by operating activities	$(811)	$78	$(3,156)	$-	$(3,889)
Investing activities:
Proceeds from sale of marketable securities	-	-	1,196	-	1,196
Purchases of marketable securities	-	-	(962)	-	(962)
Capital expenditures	(1,267)	(78)	(371)	-	(1,716)
Net cash used for investing activities	(1,267)	(78)	(137)	-	(1,482)
Financing activities:
Payments under line-of-credit agreements	-	-	(13)	-	(13)
Repayment of debt	-	-	(211)	-	(211)
Change in ESOP debt guarantee	107	-	-	-	107
Net cash provided by (used for) financing activities	107	-	(224)	-	(117)
Effect of exchange rate changes on cash	-	-	(1,819)	-	(1,819)
Net change in cash and cash equivalents	(1,971)	-	(5,336)	-	(7,307)
Cash and cash equivalents at beginning of year	55,958	5	33,510	-	89,473
Cash and cash equivalents at end of year	$53,987	$5	$28,174	$-	$82,166

Index
15.	Changes in Other Comprehensive Loss

Changes in AOCL by component for the period ended June 30, 2013 are as follows (in thousands):

	Three months ended June 30, 2013
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total

Beginning Balance Net of Tax	$2,808	$(60,715)	$2,205	$(453)	$(56,155)
Other Comprehensive (loss) income before reclassification	(434)	1,593	(130)	91	1,120
Amounts reclassified from other comprehensive loss	(235)	(1,598)	-	(5)	(1,838)
Net current period other comprehensive (loss) income	(669)	(5)	(130)	86	(718)
Ending Balance	$2,139	$(60,720)	$2,075	$(367)	$(56,873)

Details of amounts reclassified out of AOCL for the period ended March 31, 2013 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized loss on investments
	$(362)	Investment income
	(362)	Total before tax
	127	Tax benefit
	$(235)	Net of tax

Net amortization of prior service cost
	$(2,251)	(1)
	(2,251)	Total before tax
	653	Tax benefit
	$(1,598)	Net of tax

Change in derivatives qualifying as hedges
	$(7)	Cost of products sold
	(7)	Total before tax
	2	Tax benefit
	$(5)	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 10 — Net Periodic Benefit Cost for additional details.)

Index
16.	Effects of New Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any indications that liquidation is imminent.

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

In February 2013, the FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012.  The Company adopted this ASU in fiscal 2014.  Refer to Footnote 15 for further details.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and certain other receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard to have a significant effect on the Company's consolidated financial position.

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

Additionally, our revenue base is geographically diverse with approximately 41% derived from customers outside the U.S. for the quarter ended June 30, 2013. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved over the last several years, though we have recently seen a decline in the Eurozone.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Index
We are also looking for opportunities for growth via strategic acquisitions or joint ventures. The focus of our acquisition strategy centers on product line expansion in alignment with our existing core product offering and opportunities for non-U.S. market penetration.

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

Results of Operations

Three Months Ended June 30, 2013 and June 30, 2012

Net sales in the fiscal 2014 quarter ended June 30, 2013 were $138,891,000, down $14,122,000 or 9.2% from the fiscal 2013 quarter ended June 30, 2012 net sales of $153,013,000. Net sales were positively impacted $3,382,000 by price increases and $2,429,000 by one additional shipping day. Net sales were negatively impacted $15,905,000 due to a decrease in sales volume and $3,820,000 due to net acquisition and divestiture activity. Foreign currency translation negatively impacted sales by $208,000 for the quarter.

Gross profit in the fiscal 2014 quarter ended June 30, 2013 was $43,491,000, a decrease of $333,000 or 0.8% from the fiscal 2013 quarter ended June 30, 2012 gross profit of $43,824,000. Gross profit margin increased to 31.3% in the fiscal 2014 quarter from 28.6% in the fiscal 2013 quarter. The increase in gross profit margin was due to $3,382,000 in price increases, $1,236,000 in increased productivity, $495,000 from lower product liability expense, and $293,000 from net acquisition and divestiture activity offset by $5,028,000 in decreased volume and material inflation of $533,000. The translation of foreign currencies had a $178,000 negative impact on gross profit in the quarter.

Selling expenses were $16,747,000 and $16,366,000 in the fiscal 2014 and 2013 first quarters, respectively. As a percentage of consolidated net sales, selling expenses were 12.1% and 10.7% in the fiscal 2014 and 2013 quarters, respectively.  The increase in selling expense is related to strategic investments made in emerging markets. Foreign currency translation had a $124,000 favorable impact on selling expenses.

General and administrative expenses were $12,849,000 and $14,177,000 in the fiscal 2014 and 2013 first quarters, respectively. The decrease in fiscal 2014 general and administrative expenses was primarily the result of cost saving measures implemented globally. Foreign currency translation did not materially impact general and administrative expense. As a percentage of consolidated net sales, general and administrative expenses were 9.3% for both fiscal 2014 and 2013 first quarters.

There were no significant changes in amortization of intangibles of $459,000 and $499,000 in the fiscal 2014 and 2013 first quarters, respectively with the decrease in 2012 related primarily to the foreign currency impact.

Interest and debt expense was $3,371,000 in the quarter ended June 30, 2013 and was consistent with $3,499,000 in the quarter ended June 30, 2012.

Income tax expense as a percentage of income from continuing operations before income tax expense was 30% and 17% for the first quarters ended June 30, 2013 and 2012, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For the period ended June 30, 2012, income taxes as a percentage of income before income taxes was not reflective of U.S. statutory rates due to the deferred tax valuation allowance that was recorded. We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2014 based on the forecasted jurisdictional mix of taxable income.

Index
Liquidity and Capital Resources

Cash and cash equivalents totaled $110,399,000 at June 30, 2013, a decrease of $11,261,000 from the March 31, 2013 balance of $121,660,000.

Cash flow provided by operating activities

Net cash used by operating activities was $1,908,000 for the three months ended June 30, 2013 compared with net cash used by operating activities of $3,889,000 for the three months ended June 30, 2012. The net cash used by operating activities for the three months ended June 30, 2013 consisted of a decrease in trade accounts receivable of $4,854,000, offset by an increase in inventories and prepaid expenses of $6,961,000 and $3,724,000 respectively and a decrease in trade accounts payable and accrued and non-current liabilities of $4,550,000 and $2,159,000 respectively. Approximately $4,800,000 of the increase in inventory was due to several large engineered projects that are in process. The increase in prepaid expenses was due to the timing of insurance renewals.  The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as a net decrease in customer deposits and sales rebates earned in fiscal year 2013 and paid in fiscal 2014.

Net cash used by operating activities was $3,889,000 for the three months ended June 30, 2012. The net cash provided by operating activities for the three months ended June 30, 2012 consisted of $8,436,000 in net income, which was largely due to higher gross profit offset by higher selling, general, and administrative expenses, reduced by an increase in trade accounts receivable, inventories and prepaid expenses of $2,090,000, $4,204,000 and $2,336,000 respectively and a decrease in trade accounts payable and accrued and non-current liabilities of $2,964,000 and $4,947,000, respectively. The increase in inventory levels and accounts receivable was due to continued growth in sales volume on a year over year basis. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as sales rebates earned in fiscal year 2012 and paid in fiscal 2013. The increase in prepaid expenses was due to the timing of insurance renewals.

Cash flow provided by investing activities

Net cash used by investing activities was $10,122,000 for the three months ended June 30, 2013 compared with net cash used by investing activities of $1,482,000 for the three months ended June 30, 2012. The net cash used by investing activities for the three months ended June 30, 2013 consisted of $3,614,000 in capital expenditures (of which $731,000 relates to implementation of our global ERP system), $5,847,000 cash used for the purchase of Hebetechnik by our Austrian subsidiary and $661,000 in net cash used for the purchase of marketable equity securities.

Net cash used by investing activities was $1,482,000 for the three months ended June 30, 2012. The net cash used by investing activities for the three months ended June 30, 2012 primarily consisted of $1,716,000 in capital expenditures (of which $306,000 relates to implementation of our global ERP system).

Cash flow provided by financing activities

Net cash provided by financing activities was $250,000 for the three months ended June 30, 2013 compared with net cash used by financing activities of $117,000 for the three months ended June 30, 2012.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of June 30, 2013, $39,711,000 of cash and cash equivalents were held by foreign subsidiaries.

The Company entered into a fifth amended, restated and expanded revolving credit facility on October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and expires October 31, 2017.

Index
The unused portion of the Revolving Credit Facility totalled $93,075,000, net of outstanding borrowings of $0 and outstanding letters of credit of $6,925,000, as of June 30, 2013. The outstanding letters of credit at June 30, 2013 consisted of $2,485,000 in commercial letters of credit and $4,440,000 of standby letters of credit.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at June 30, 2013.  The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of June 30, 2013.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

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

Our capital lease obligations related to property and equipment leases amounted to $3,419,000 at June 30, 2013. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Index
Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2013, significant unsecured credit lines totaled approximately $6,505,000, of which $0 was drawn. In addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $978,000, of which $0 was drawn as of June 30, 2013.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2013 and June 30, 2012 were $3,614,000 and $1,716,000, respectively. We expect capital spending for fiscal 2014 to be approximately $20,000,000 to $25,000,000 compared with $14,879,000 in fiscal 2013. Approximately $6,800,000 in capital expenditures is due to the expansion of our capital operations.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totalling $9,789,000 and $101,172,000 at June 30, 2013, respectively.  Included within the goodwill for the Rest of Products reporting unit is $5,378,000 recorded during the quarter ended June 30, 2013 as part of the acquisition of Hebetechnik.  Please refer to Note 3 for additional details on this acquisition.

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

Deferred Tax Asset Valuation Allowance

For the period ended June 30, 2012, income taxes as a percentage of income before income taxes were not reflective of U.S. statutory rates.  The Company had a valuation allowance of $53,325,000 at March 31, 2012 due to the uncertainty of whether U.S. federal and certain foreign net operating loss carryforwards ("NOLs") and deferred tax assets might ultimately be realized.  In fiscal year 2013, we utilized the remaining U.S. federal NOLs thereby, reducing the valuation allowance by $5,107,000.  As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized.  Management concluded that it is more likely than not that almost all of the remaining deferred tax assets will be realized; therefore, $49,161,000 of the remaining valuation allowance was reversed as of March 31, 2013.

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

Effects of New Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any indications that liquidation is imminent.

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

In February 2013, the FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012.  The Company adopted this ASU in fiscal 2014.  Refer to Footnote 15 for further details.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and certain other receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard to have a significant effect on the Company's consolidated financial position.

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

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2013.

Item 4.	Controls and Procedures

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

One of the Company’s foreign locations implemented the enterprise resource planning system SAP during the three months ended June 30, 2013. We expect to convert certain additional plant locations to SAP during fiscal 2015.  We expect that the completion of these system implementations will enhance our internal controls as follows:

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

Index
Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – none.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL, as follows:

	(i)	Condensed Consolidated Balance Sheets June 30, 2013 and March 31, 2013;

	(ii)	Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended June 30, 2013 and 2012;

	(iii)	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012;

	(iv)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2013 and 2012; and

	(v)	Notes to Condensed Consolidated Financial Statements.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 26, 2013	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Chief Financial Officer
(Principal Financial Officer)