Form 10-Q
period 2013-09-30
COLUMBUS MCKINNON CORP
filed 2013-10-24
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2013
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

The number of shares of common stock outstanding as of October 21, 2013 was: 19,692,790 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2013

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$111,819	$121,660
Trade accounts receivable	76,852	80,224
Inventories	106,392	94,189
Prepaid expenses and other	19,082	17,905
Total current assets	314,145	313,978
Property, plant, and equipment, net	69,112	65,698
Goodwill	111,901	105,354
Other intangibles, net	12,906	13,395
Marketable securities	22,612	23,951
Deferred taxes on income	39,084	37,205
Other assets	6,491	7,286
Total assets	$576,251	$566,867

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$29,466	$34,329
Accrued liabilities	49,319	48,884
Current portion of long term debt	1,119	1,024
Total current liabilities	79,904	84,237
Senior debt, less current portion	2,327	2,641
Subordinated debt	148,549	148,412
Other non current liabilities	86,906	91,590
Total liabilities	317,686	326,880
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,692,580 and 19,507,939 shares issued and outstanding	197	195
Additional paid in capital	194,634	192,308
Retained earnings	118,333	104,191
ESOP debt guarantee	(346)	(552)
Accumulated other comprehensive loss	(54,253)	(56,155)
Total shareholders' equity	258,565	239,987
Total liabilities and shareholders' equity	$576,251	$566,867

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except per share data)
Net sales	$138,852	$146,472	$277,743	$299,485
Cost of products sold	94,592	104,070	189,992	213,259
Gross profit	44,260	42,402	87,751	86,226

Selling expenses	17,281	16,447	34,028	32,814
General and administrative expenses	14,167	12,546	27,017	26,724
Amortization of intangibles	526	489	985	988
	31,974	29,482	62,030	60,526

Income from operations	12,286	12,920	25,721	25,700
Interest and debt expense	3,372	3,505	6,743	7,004
Investment income	(276)	(382)	(492)	(662)
Foreign currency exchange loss (gain)	195	190	420	(146)
Other income, net	(1,261)	(173)	(1,172)	(495)
Income before income tax expense	10,256	9,780	20,222	19,999
Income tax expense	3,134	1,528	6,080	3,311
Net income	7,122	8,252	14,142	16,688
Retained earnings - beginning of period	111,211	34,331	104,191	25,895
Retained earnings - end of period	$118,333	$42,583	$118,333	$42,583

Average basic shares outstanding	19,655	19,419	19,587	19,384
Average diluted shares outstanding	19,959	19,581	19,866	19,546

Basic income per share:
Net income	$0.36	$0.42	$0.72	$0.86

Diluted income per share:
Net income	$0.36	$0.42	$0.71	$0.85

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Net income	$7,122	$8,252	$14,142	$16,688
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,065	2,517	2,935	(2,678)
Change in derivatives qualifying as hedges, net of taxes of $82, ($31), $108, and ($69)	105	(91)	191	(188)
Change in pension liability and postretirement obligation	(115)	(51)	(120)	34
Adjustments for unrealized gain on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $158, $0*, ($76), and $0*	292	521	(142)	401
Reclassification adjustment for (gain) loss included in net income, net of taxes of $392, $0*, $518, and $0*	(727)	(170)	(962)	(253)
Net change in unrealized (gain) loss on investments	(435)	351	(1,104)	148
Total other comprehensive income (loss)	2,620	2,726	1,902	(2,684)
Comprehensive income	$9,742	$10,978	$16,044	$14,004

* The zero net deferred tax benefit related to the unrealized holding gains and losses and reclassification adjustments during the three and six month periods ended September 30, 2012 is related to the deferred tax asset valuation allowance that was recorded in that period.

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
OPERATING ACTIVITIES:
Net income	$14,142	$16,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,324	6,221
Deferred income taxes and related valuation allowance	(1,249)	155
Gain on sale of real estate, investments, and other	(1,543)	(315)
Stock-based compensation	1,758	1,649
Amortization of deferred financing costs and discount on subordinated debt	436	192
Changes in operating assets and liabilities, net of effects of business acquisition:
Trade accounts receivable	5,074	4,618
Inventories	(10,433)	(7,231)
Prepaid expenses	(1,024)	(3,477)
Other assets	684	445
Trade accounts payable	(5,366)	(6,002)
Accrued and non-current liabilities	(7,094)	(5,369)
Net cash provided by operating activities	1,709	7,574

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	3,724	3,101
Purchases of marketable securities	(2,597)	(1,936)
Capital expenditures	(8,033)	(4,080)
Purchase of business	(5,847)	—
Proceeds from sale of assets	—	1,482
Net cash used for investing activities	(12,753)	(1,433)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	838	219
Net payments under lines-of-credit	—	(51)
Repayment of debt	(295)	(393)
Change in ESOP guarantee	206	213
Net cash provided by (used for) financing activities	749	(12)
Effect of exchange rate changes on cash	454	(675)
Net change in cash and cash equivalents	(9,841)	5,454
Cash and cash equivalents at beginning of period	121,660	89,473
Cash and cash equivalents at end of period	$111,819	$94,927

Supplementary cash flow data:
Interest paid	$6,547	$6,898
Income taxes paid, net of refunds	$7,465	$3,591

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2013

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2013, the results of its operations for the three and six month periods ended September 30, 2013 and September 30, 2012, and cash flows for the six months ended September 30, 2013 and September 30, 2012, have been included. Results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2013.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and six months ended September 30, 2013, approximately 57% and 58% of sales, respectively were to customers in the U.S.

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

The acquisition was funded with existing cash. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition.  The excess consideration of $5,324,000 was recorded as goodwill.  The identifiable intangible asset consists of order backlog at the date of the acquisition and is estimated to have a three month useful life. Goodwill recorded in connection with the acquisition will be deductible for Austrian tax purposes. The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed, pending finalization of the determination of the fair values of the net assets acquired, is as follows (in thousands):

Working capital	$212
Other current assets	58
Property, plant and equipment	446
Goodwill	5,324
Long term debt	(193)
Total	$5,847

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  The Company uses quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes due 2019, registered under the Securities Act of 1933, as amended (7 7/8% Notes) and, consequently, the fair value is based on Level 2 inputs. The carrying values of the Company’s senior debt and notes payable to banks approximate fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs. As of September 30, 2013 and March 31, 2013, the Company’s assets and liabilities measured or disclosed at fair value on recurring bases were as follows (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$22,612	$22,612	$—	$—
Derivative liabilities	(222)	—	(222)	—

Liabilities disclosed at fair value:
Subordinated debt	$(160,125)	$—	$(160,125)	$—
Senior debt	(3,446)	—	(3,446)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$23,951	$23,951	$—	$—
Derivative liabilities	(512)	—	(512)	—
Other equity investments	1,508	1,508	—	—

Liabilities disclosed at fair value:
Subordinated debt	$(160,500)	$—	$(160,500)	$—
Senior debt	(3,665)	—	(3,665)	—

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,549,000 at September 30, 2013 and $148,412,000 at March 31, 2013.

Assets and liabilities that were measured on a non-recurring basis during the period ended September 30, 2013 include assets and liabilities acquired in connection with the acquisition of Hebetechnik described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

5.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
At cost - FIFO basis:
Raw materials	$56,638	$52,900
Work-in-process	17,102	10,813
Finished goods	52,454	50,722
	126,194	114,435
LIFO cost less than FIFO cost	(19,802)	(20,246)
Net inventories	$106,392	$94,189

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover to costs, and other market conditions in making this assessment.  There were no other-than-temporary impairments for the three and six months ended September 30, 2013 or September 30, 2012.

The following is a summary of available-for-sale securities at September 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,788	$2,062	$238	$22,612

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2013 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$7,257	$238
Securities in a continuous loss position for more than 12 months	—	—
	$7,257	$238

Net realized gains related to sales of marketable securities were $91,000 and $170,000, in the three month periods ended September 30, 2013 and September 30, 2012, respectively and $127,000 and $253,000 for the six month periods then ended, respectively.

In addition to the above, during the three and six months ended September 30, 2013 the Company sold certain equity securities previously recorded on the Condensed Consolidated Balance Sheets in prepaid expenses and other resulting in a gain of $1,028,000 and $1,354,000, respectively. This gain has been recorded within other (income) expense, net in the condensed consolidated statements of operations and retained earnings.

The following is a summary of available-for-sale securities at March 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$21,635	$2,335	$19	$23,951

7.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at September 30, 2013 and March 31, 2013.

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

A summary of changes in goodwill during the three months ended September 30, 2013 is as follows (in thousands):

Balance at April 1, 2013	$105,354
Acquisition of Hebetechnik (See Note 3)	5,324
Currency translation	1,223
Balance at September 30, 2013	$111,901

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2013			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,863	$(1,606)	$4,257	$5,556	$(1,370)	$4,186
Customer relationships	14,904	(6,922)	7,982	14,166	(5,894)	8,272
Other	1,043	(376)	667	1,235	(298)	937
Total	$21,810	$(8,904)	$12,906	$20,957	$(7,562)	$13,395

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2014 through 2018 is expected to be approximately $1,700,000.

8.    Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL”, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange loss (gain) in the Company’s condensed consolidated statement of operations and retained earnings. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company’s condensed consolidated statements of operations and retained earnings.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $3,532,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $8,053,000 and all contracts mature within twelve months of September 30, 2013.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three different counterparties as of September 30, 2013.

The following is the effect of derivative instruments on the condensed consolidated statement of operations and retained earnings for the three months ended September 30, 2013 and 2012 (in thousands):

September 30,	Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2013	Foreign exchange contracts	$25	Cost of products sold	$(80)
2012	Foreign exchange contracts	(68)	Cost of products sold	24

September 30,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
2013	Foreign exchange contracts	Foreign currency exchange gain	$(60)
2012	Foreign exchange contracts	Foreign currency exchange gain	(77)

The following is the effect of derivative instruments on the condensed consolidated statement of operations and retained earnings for the six months ended September 30, 2013 and 2012 (in thousands):

September 30,	Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2013	Foreign exchange contracts	$116	Cost of products sold	$(75)
2012	Foreign exchange contracts	(73)	Cost of products sold	116

September 30,	Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
2013	Foreign exchange contracts	Foreign currency exchange gain	$70
2012	Foreign exchange contracts	Foreign currency exchange gain	534

As of September 30, 2013, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of September 30, 2013 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	March 31, 2013
Foreign exchange contracts	Other Assets	$63	$8
Foreign exchange contracts	Accrued Liabilities	$(207)	$(511)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	March 31, 2013
Foreign exchange contracts	Other Assets	$—	$95
Foreign exchange contracts	Accrued Liabilities	$(78)	$(104)

9.    Debt

The Company entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totaled $91,523,000 net of outstanding borrowings of $0 and outstanding letters of credit of $8,477,000 as of September 30, 2013. The outstanding letters of credit at September 30, 2013 consisted of $3,788,000 in commercial letters of credit and $4,689,000 of standby letters of credit. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at September 30, 2013. The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of September 30, 2013. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

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

On June 2, 2011 the Company exchanged $150,000,000 of its outstanding Unregistered 7 7/8% Notes due 2019 for a like principal amount of its 7 7/8% Notes.  All of the Unregistered 7 7/8% Senior Subordinated Notes due 2019 were exchanged in the transaction. The 7 7/8% Notes contain identical terms and provisions as the Unregistered 7 7/8% Notes.

The current and long term portion of the Company’s other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2013, unsecured credit lines totaled approximately $6,763,000, of which $0 was drawn. In addition, unsecured lines of $12,511,000 were available for bank guarantees issued in the normal course of business of which $6,296,000 was utilized. Finally, in addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $980,000, of which $0 was drawn as of September 30, 2013.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2013 for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Six months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service costs	$629	$613	$1,253	$1,226
Interest cost	2,418	2,469	4,827	4,938
Expected return on plan assets	(3,157)	(2,803)	(6,314)	(5,606)
Net amortization	1,582	1,497	3,159	2,995
Net periodic pension cost	$1,472	$1,776	$2,925	$3,553
The Company currently plans to contribute approximately $11,000,000 to its pension plans in fiscal 2014.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Six months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest cost	$63	$78	$125	$156
Amortization of plan net losses	22	36	43	72
Net periodic postretirement cost	$85	$114	$168	$228

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2013.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator for basic and diluted earnings per share:
Net income	$7,122	$8,252	$14,142	$16,688

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,655	19,419	19,587	19,384
Effect of dilutive employee stock options and other share-based awards	304	162	279	162
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,959	19,581	19,866	19,546

Stock options and performance shares with respect to 17,000 and 290,000 common shares for the three month periods ended September 30, 2013 and 2012, respectively, and 47,000 and 290,000 common shares for the six month periods ended September 30, 2013 and 2012, respectively were not included in the computation of diluted earnings per share for September 30, 2013 and 2012, respectively because they were antidilutive.

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

During the first six months of fiscal 2014 and 2013, a total of 116,623 and 28,298 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2013, 58,539 shares of restricted stock units vested and were issued.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $8,000,000 and $13,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from September 30, 2013.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $10,400,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2013. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,400,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,900,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2013. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

13.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense  was 31% and 16% in the quarter ended September 30, 2013 and September 30, 2012, respectively and 30% and 17% for the six-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2014.

For the three and six month periods ended September 30, 2012, income taxes as a percentage of income before income taxes were not reflective of U.S. statutory rates.  The Company had a valuation allowance of $53,325,000 at March 31, 2012 due to the uncertainty of whether U.S. federal and certain foreign net operating loss carryforwards ("NOLs") and deferred tax assets might ultimately be realized.  In fiscal year 2013, we utilized the remaining U.S. federal NOLs thereby, reducing the valuation allowance by $5,107,000.  As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized.  Management concluded that it is more likely than not that almost all of the remaining U.S. deferred tax assets will be realized; therefore, $49,161,000 of the remaining valuation allowance was reversed as of March 31, 2013.

14.    Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$76,834	$—	$34,985	$—	$111,819
Trade accounts receivable, less allowance for doubtful accounts	32,896	3,955	40,001	—	76,852
Inventories	30,527	15,054	60,811	—	106,392
Prepaid expenses and other	10,373	1,638	7,071	—	19,082
Total current assets	150,630	20,647	142,868	—	314,145
Net property, plant, and equipment	38,242	11,813	19,057	—	69,112
Goodwill	40,696	31,025	40,180	—	111,901
Other intangibles, net	272	—	12,634	—	12,906
Intercompany	19,904	51,769	(71,673)	—	—
Marketable securities	—	—	22,612	—	22,612
Deferred taxes on income	27,701	2,389	8,994	—	39,084
Investment in subsidiaries	203,753	—	—	(203,753)	—
Other assets	5,941	525	25	—	6,491
Total assets	$487,139	$118,168	$174,697	$(203,753)	$576,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,197	$5,104	$13,165	$—	$29,466
Accrued liabilities	20,455	3,398	25,466	—	49,319
Current portion of long-term debt		331	788	—	1,119
Total current liabilities	31,652	8,833	39,419	—	79,904
Senior debt, less current portion	—	1,479	848	—	2,327
Subordinated debt	148,549	—	—	—	148,549
Other non-current liabilities	48,373	5,825	32,708	—	86,906
Total liabilities	228,574	16,137	72,975	—	317,686
Total shareholders’ equity	258,565	102,031	101,722	(203,753)	258,565
Total liabilities and shareholders’ equity	$487,139	$118,168	$174,697	$(203,753)	$576,251

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2013:
Net sales	$58,194	$31,703	$62,870	$(13,915)	$138,852
Cost of products sold	40,800	25,285	42,422	(13,915)	94,592
Gross profit	17,394	6,418	20,448	—	44,260
Selling expenses	6,244	1,284	9,753	—	17,281
General and administrative expenses	4,671	3,598	5,898	—	14,167
Amortization of intangibles	24	—	502	—	526
Income from operations	6,455	1,536	4,295	—	12,286
Interest and debt expense	3,241	44	87	—	3,372
Investment income	—	—	(276)	—	(276)
Foreign currency exchange loss	24	—	171	—	195
Other (income) and expense, net	(1,452)	(816)	1,007	—	(1,261)
Income before income tax expense	4,642	2,308	3,306	—	10,256
Income tax expense (benefit)	1,241	1,117	776	—	3,134
Equity in income from continuing operations of subsidiaries	3,721	—	—	(3,721)	—
Net income	$7,122	$1,191	$2,530	$(3,721)	$7,122

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2013:
Net sales	$118,194	$66,525	$121,313	$(28,289)	$277,743
Cost of products sold	82,046	52,626	83,609	(28,289)	$189,992
Gross profit	36,148	13,899	37,704	—	87,751
Selling expenses	11,984	2,693	19,351	—	$34,028
General and administrative expenses	8,506	7,823	10,688	—	$27,017
Amortization of intangibles	47	—	938	—	$985
Income from operations	15,611	3,383	6,727	—	25,721
Interest and debt expense	6,485	90	168	—	$6,743
Investment income	—	—	(492)	—	$(492)
Foreign currency exchange loss	40	—	380	—	$420
Other (income) and expense, net	(2,140)	(1,580)	2,548	—	$(1,172)
Income before income tax expense	11,226	4,873	4,123	—	20,222
Income tax expense (benefit)	3,508	2,000	572	—	$6,080
Equity in income from continuing operations of subsidiaries	6,424	—	—	(6,424)	$—
Net income	$14,142	$2,873	$3,551	$(6,424)	$14,142

For the Three Months Ended September 30, 2013
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$7,122	$1,191	$2,530	$(3,721)	$7,122
Other comprehensive income (loss), net of tax:					$—
Foreign currency translation adjustments	—	3,733	(668)	—	$3,065
Change in derivatives qualifying as hedges, net of tax	75	—	30	—	$105
Change in pension liability and post-retirement obligations, net of tax	—	—	(115)	—	$(115)
Adjustments:
Unrealized holding gains (losses) arising during the period, net of tax	96	—	196	—	$292
Reclassification adjustment for loss included in net income, net of tax	(880)	—	153	—	$(727)
Total adjustments	(784)	—	349	—	(435)
Total other comprehensive income (loss)	(709)	3,733	(404)	—	2,620
Comprehensive income (loss)	$6,413	$4,924	$2,126	$(3,721)	$9,742

For the Six Months Ended September 30, 2013
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$14,142	$2,873	$3,551	$(6,424)	$14,142
Other comprehensive income (loss), net of tax:					$—
Foreign currency translation adjustments	—	5,052	(2,117)	—	$2,935
Change in derivatives qualifying as hedges, net of tax	26	—	165	—	$191
Change in Pension liability and post-retirement obligations, net of tax	—	—	(120)	—	$(120)
Adjustments:					$—
Unrealized holding gains (loss) arising during the period, net of tax	96	—	(238)	—	$(142)
Reclassification adjustment for loss included in net income, net of tax	(880)	—	(82)	—	$(962)
Total adjustments	(784)	—	(320)	—	(1,104)
Total other comprehensive income (loss)	(758)	5,052	(2,392)	—	1,902
Comprehensive income (loss)	$13,384	$7,925	$1,159	$(6,424)	$16,044

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2013:
Operating activities:
Net cash (used for) provided by operating activities	$10,999	$1,267	$(10,557)	$—	$1,709
Investing activities:					$—
Proceeds from sale of marketable securities	—	—	3,724	—	$3,724
Purchases of marketable securities	—	—	(2,597)	—	$(2,597)
Capital expenditures	(1,318)	(1,116)	(5,599)	—	$(8,033)
Purchase of business		—	(5,847)	—	$(5,847)
Intercompany transactions	(13,303)	—	13,303	—	$—
Net cash used for investing activities	(14,621)	(1,116)	2,984	—	(12,753)
Financing activities:					$—
Proceeds from exercise of stock options	838	—	—	—	$838
Repayment of debt	—	(151)	(144)	—	$(295)
Change in ESOP debt guarantee	206	—	—	—	$206
Net cash provided by (used for) financing activities	1,044	(151)	(144)	—	749
Effect of exchange rate changes on cash	—	—	454	—	$454
Net change in cash and cash equivalents	(2,578)	—	(7,263)	—	(9,841)
Cash and cash equivalents at beginning of year	79,412	—	42,248	—	$121,660
Cash and cash equivalents at end of year	$76,834	$—	$34,985	$—	$111,819

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2013:
ASSETS
Current assets:
Cash and cash equivalents	$79,412	$—	$42,248	$—	$121,660
Trade accounts receivable, less allowance for doubtful accounts	37,967	4,068	38,189	—	80,224
Inventories	28,117	14,230	51,842	—	$94,189
Prepaid expenses and other	10,850	1,371	5,684	—	17,905
Total current assets	156,346	19,669	137,963	—	313,978
Net property, plant, and equipment	39,552	11,612	14,534	—	65,698
Goodwill	40,696	31,025	33,633	—	$105,354
Other intangibles, net	253	—	13,142	—	13,395
Intercompany transactions	5,805	63,368	(69,173)	—	$—
Marketable securities	—	—	23,951	—	23,951
Deferred taxes on income	27,215	2,389	7,601	—	$37,205
Investment in subsidiaries	203,753	—	—	(203,753)	—
Other assets	6,690	525	71	—	$7,286
Total assets	$480,310	$128,588	$161,722	$(203,753)	$566,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,433	$7,018	$9,878	$—	34,329
Accrued liabilities	21,710	3,952	23,222	—	$48,884
Current portion of long-term debt	—	311	713	—	1,024
Total current liabilities	39,143	11,281	33,813	—	84,237
Senior debt, less current portion	—	1,650	991	—	2,641
Subordinated debt	148,412	—	—	—	$148,412
Other non-current liabilities	52,768	5,875	32,947	—	91,590
Total liabilities	240,323	18,806	67,751	—	326,880
Total shareholders’ equity	239,987	109,782	93,971	(203,753)	239,987
Total liabilities and shareholders’ equity	$480,310	$128,588	$161,722	$(203,753)	$566,867

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2012:
Net sales	$57,560	$39,624	$63,192	$(13,904)	$146,472
Cost of products sold	40,826	33,243	43,905	(13,904)	104,070
Gross profit	16,734	6,381	19,287	—	42,402
Selling expenses	5,520	1,500	9,427	—	16,447
General and administrative expenses	4,172	3,602	4,772	—	$12,546
Amortization of intangibles	24	—	465	—	489
Income from operations	7,018	1,279	4,623	—	12,920
Interest and debt expense	2,746	632	127	—	3,505
Investment income	—	—	(382)	—	$(382)
Foreign currency exchange gain	9	—	181	—	190
Other (income) and expense, net	(127)	5	(51)	—	$(173)
Income before income tax expense	4,390	642	4,748	—	9,780
Income tax expense	623	—	905	—	$1,528
Equity in income from continuing operations of subsidiaries	4,485	—	—	(4,485)	—
Net income	$8,252	$642	$3,843	$(4,485)	$8,252

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2012:
Net sales	$116,730	$83,199	$127,186	$(27,630)	$299,485
Cost of products sold	84,230	69,836	86,823	(27,630)	213,259
Gross profit	32,500	13,363	40,363	—	86,226
Selling expenses	11,427	3,133	18,254	—	32,814
General and administrative expenses	8,902	7,998	9,824	—	$26,724
Amortization of intangibles	47	—	941	—	988
Income from operations	12,124	2,232	11,344	—	25,700
Interest and debt expense	6,098	684	222	—	7,004
Investment income	—	—	(662)	—	$(662)
Foreign currency exchange gain	(25)	—	(121)	—	(146)
Other (income) and expense, net	(145)	16	(366)	—	$(495)
Income before income tax expense	6,196	1,532	12,271	—	19,999
Income tax (benefit) expense	(233)	80	3,464	—	$3,311
Equity in income from continuing operations of subsidiaries	10,259	—	—	(10,259)	—
Net income	$16,688	$1,452	$8,807	$(10,259)	$16,688

For the Three Months Ended September 30, 2012
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$8,252	$642	$3,843	$(4,485)	$8,252
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,517	—	$2,517
Change in derivatives qualifying as hedges, net of tax	31	—	(122)	—	$(91)
Change in pension liability and post-retirement obligations, net of tax	—	—	(51)	—	(51)
Adjustments:
Unrealized holding gain (loss) arising during the period, net of tax	—	—	521	—	$521
Reclassification adjustment for loss included in net income, net of tax	—	—	(170)	—	$(170)
Total adjustments	—	—	351	—	351
Total other comprehensive income	31	—	2,695	—	2,726
Comprehensive income	$8,283	$642	$6,538	$(4,485)	$10,978

For the Six Months Ended September 30, 2012
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$16,688	$1,452	$8,807	$(10,259)	$16,688
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(2,678)	—	$(2,678)
Change in derivatives qualifying as hedges, net of tax	43	—	(231)	—	$(188)
Change in pension liability and post-retirement obligations, net of tax	—	—	34	—	34
Adjustments:
Unrealized holding gain (loss) arising during the period, net of tax	—	—	401	—	$401
Reclassification adjustment for loss included in net income, net of tax	—	—	(253)	—	$(253)
Total adjustments	—	—	148	—	148
Total other comprehensive income (loss)	43	—	(2,727)	—	(2,684)
Comprehensive income	$16,731	$1,452	$6,080	$(10,259)	$14,004

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2012:
Operating activities:
Net cash (used for) provided by operating activities	$6,557	$(1,276)	$2,293	$—	$7,574
Investing activities:
Proceeds from sale of marketable securities	—	—	3,101	—	$3,101
Purchases of marketable securities	—	—	(1,936)	—	(1,936)
Capital expenditures	(3,354)	(211)	(515)	—	$(4,080)
Proceeds from sale of assets	—	1,482	—	—	$1,482
Net cash used for investing activities	(3,354)	1,271	650	—	(1,433)
Financing activities:
Proceeds from stock options exercised	219	—	—	—	219
Net payments under lines-of-credit	—	—	(51)	—	$(51)
Other	213	—	(393)	—	(180)
Net cash provided by (used for) financing activities	432	—	(444)	—	(12)
Effect of exchange rate changes on cash	—	—	(675)	—	(675)
Net change in cash and cash equivalents	3,635	(5)	1,824	—	5,454
Cash and cash equivalents at beginning of year	55,958	5	33,510	—	89,473
Cash and cash equivalents at end of year	$59,593	$—	$35,334	$—	$94,927

15.    Changes in Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended September 30, 2013 are as follows (in thousands):

	Three months ended September 30, 2013
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning Balance Net of Tax	$2,139	$(60,720)	$2,075	$(367)	$(56,873)
Other Comprehensive (loss) income before reclassification	292	(1,238)	3,065	25	2,144
Amounts reclassified from other comprehensive loss	(727)	1,123	—	80	476
Net current period other comprehensive (loss) income	(435)	(115)	3,065	105	2,620
Ending Balance	$1,704	$(60,835)	$5,140	$(262)	$(54,253)

Changes in AOCL by component for the six-month period ended September 30, 2013 are as follows (in thousands):

	Six months ended September 30, 2013
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning Balance Net of Tax	$2,808	$(60,715)	$2,205	$(453)	$(56,155)
Other Comprehensive (loss) income before reclassification	(142)	(2,361)	2,935	116	548
Amounts reclassified from other comprehensive loss	(962)	2,241	—	75	1,354
Net current period other comprehensive (loss) income	(1,104)	(120)	2,935	191	1,902
Ending Balance	$1,704	$(60,835)	$5,140	$(262)	$(54,253)

Details of amounts reclassified out of AOCL for the three-month period ended September 30, 2013 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(1,119)	Investment income
	(1,119)	Total before tax
	392	Tax expense
	$(727)	Net of tax

Net amortization of prior service cost
	$1,604	(1)
	1,604	Total before tax
	481	Tax benefit
	$1,123	Net of tax

Change in derivatives qualifying as hedges
	$114	Cost of products sold
	114	Total before tax
	34	Tax expense
	$80	Net of tax

Details of amounts reclassified out of AOCL for the six-month period ended September 30, 2013 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(1,480)	Investment income
	(1,480)	Total before tax
	518	Tax expense
	$(962)	Net of tax

Net amortization of prior service cost
	$3,202	(1)
	3,202	Total before tax
	961	Tax benefit
	$2,241	Net of tax

Change in derivatives qualifying as hedges
	$107	Cost of products sold
	107	Total before tax
	32	Tax expense
	$75	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 10 — Net Periodic Benefit Cost for additional details.)

16.    Effects of New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists." ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and certain other receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this standard did not have a significant effect on the Company's consolidated financial position.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 138-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the Asian, Latin American and European marketplaces. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on market expansion, customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. We stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of October 31, 2017, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile.

Additionally, our revenue base is geographically diverse with approximately 42% derived from customers outside the U.S. for the six months ended September 30, 2013. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved over the last several years, although we have recently seen a decline in the Eurozone.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Results of Operations

Three Months Ended September 30, 2013 and September 30, 2012

Net sales in the fiscal 2014 quarter ended September 30, 2013 were $138,852,000, down $7,620,000 or 5.2% from the fiscal 2013 quarter ended September 30, 2012 net sales of $146,472,000. Net sales were positively impacted $3,509,000 by price increases. Net sales were negatively impacted in the amount of $11,159,000 due to a decrease in sales volume and $259,000 due to net acquisition and divestiture activity. Foreign currency translation favorably impacted sales by $289,000 for the three months ended September 30, 2013.

Gross profit in the fiscal 2014 quarter ended September 30, 2013 was $44,260,000, an increase of $1,858,000 or 4.4% from the fiscal 2013 quarter ended September 30, 2012 gross profit of $42,402,000. Gross profit margin increased to 31.9% in the fiscal 2014 quarter from 28.9% in the fiscal 2013 quarter. The increase in gross profit margin was due to $3,509,000 in price increases and $1,591,000 from net acquisition and divestiture activity offset by $1,752,000 in decreased volume, $1,282,000 in increased product liability costs resulting from a favorable reserve adjustment in the prior year period, $118,000 in material inflation, and $254,000 in decreased productivity. The translation of foreign currencies had a $164,000 favorable impact on gross profit in the for the three months ended September 30, 2013.

Selling expenses were $17,281,000 and $16,447,000 in the fiscal 2014 and 2013 second quarters ended September 30, 2013 and 2012, respectively. As a percentage of consolidated net sales, selling expenses were 12.4% and 11.2% in the fiscal 2014 and 2013 three months ended September 30, 2013 and 2012. The incremental increase in selling expenses relates to the recent acquisition of Hebetechnik resulting in $1,041,000 of additional selling expenses. Foreign currency translation had a negligible impact on selling expenses.

General and administrative expenses were $14,167,000 and $12,546,000 in the fiscal 2014 and 2013 second quarters ended September 30, 2013 and 2012, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.2% and 8.6% in the fiscal 2014 and 2013 three months ended September 30, 2013 and 2012. The increase in fiscal 2014 general and administrative expenses was primarily the result of non-recurring personnel related costs and professional services. Foreign currency translation had a $294,000 unfavorable impact on general administrative expense for the three months ended September 30, 2013.

There were no significant changes in amortization of intangibles of $526,000 and $489,000 in the fiscal 2014 and 2013 second quarters, respectively.

Interest and debt expense was $3,372,000 in the quarter ended September 30, 2013 and was consistent with $3,505,000 in the quarter ended September 30, 2012.

Other income, net was $1,261,000 and $173,000 in the fiscal 2014 and 2013 second quarters ended September 30, 2013 and 2012, respectively. The increase in fiscal 2014 primarily relates to the sale of equity securities received in an insurance company demutualization.

Income tax expense as a percentage of income from continuing operations before income tax expense was 31% and 16% for the second quarters ended September 30, 2013 and 2012, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For the three months ended September 30, 2012, income taxes as a percentage of income before income taxes was not reflective of U.S. statutory rates due to the deferred tax asset valuation allowance that was recorded on substantially all of our U.S. deferred tax assets. We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2014.

Six Months Ended September 30, 2013 and September 30, 2012

Net sales in the fiscal 2014 six months ended September 30, 2013 were $277,743,000, down $21,742,000 or 7.3% from the fiscal 2013 six months ended September 30, 2012 net sales of $299,485,000. Net sales were positively impacted $6,891,000 by price increases and $2,429,000 by one additional shipping day. Net sales were negatively impacted $27,064,000 due to a decrease in sales volume and $4,079,000 due to net acquisition and divestiture activity. Foreign currency translation favorably impacted sales by $81,000 for the six months.

Gross profit in the fiscal 2014 six months ended September 30, 2013 was $87,751,000, an increase of $1,525,000 or 1.8% from the fiscal 2013 six months ended September 30, 2012 gross profit of $86,226,000. Gross profit margin increased to 31.6% in the fiscal 2014 six months ended September 30, 2013 from 28.8% in the fiscal 2013 six months ended September 30, 2012. The increase in gross profit margin was due to $6,891,000 in price increases, $1,883,000 from net acquisition and divestiture activity, and $982,000 in increased productivity offset by $6,780,000 in decreased volume, $787,000 in increased product liability costs resulting from a favorable reserve adjustment in the prior year period, and material inflation of $651,000. The translation of foreign currencies had a $13,000 negative impact on gross profit in the six months ended September 30, 2013.

Selling expenses were $34,028,000 and $32,814,000 in the six months ended September 30, 2013 and 2012, respectively. As a percentage of consolidated net sales, selling expenses were 12.3% and 11.0% in the fiscal 2014 and 2013 six months ended September 30, 2013 and 2012.  The incremental increase in selling expenses relates to the recent acquisition of Hebetechnik resulting in $1,386,000 of additional selling expenses. Foreign currency translation had a $118,000 favorable impact on selling expenses.

General and administrative expenses were $27,017,000 and $26,724,000 in the six months ended September 30, 2013 and 2012, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.7% and 8.9% in fiscal 2014 and 2013 six months ended September 30, 2013 and 2012. Foreign currency translation had a $293,000 unfavorable impact on general and administrative expenses.

There were no significant changes in amortization of intangibles of $985,000 and $988,000 in the fiscal 2014 and 2013 six months ended September 30, 2013 and 2012, respectively.

Interest and debt expense was $6,743,000 in the six months ended September 30, 2013 and was consistent with $7,004,000 in the six months ended September 30, 2012.

Other income, net was $1,172,000 and $495,000 in the fiscal 2014 and 2013 six months ended September 30, 2013 and 2012 respectively. The increase in fiscal 2014 primarily relates to the sale of equity securities received in an insurance company demutualization.

Income tax expense as a percentage of income from continuing operations before income tax expense was 30% and 17% for the six months ended September 30, 2013 and 2012, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For the six months ended September 30, 2012, income taxes as a percentage of income before income taxes was not reflective of U.S. statutory rates due to the deferred tax asset valuation allowance that was recorded on substantially all of our U.S. deferred tax assets. We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2014.

Liquidity and Capital Resources

Cash and cash equivalents totaled $111,819,000 at September 30, 2013, a decrease of $9,841,000 from the March 31, 2013 balance of $121,660,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $1,709,000 for the six months ended September 30, 2013 compared with net cash provided by operating activities of $7,574,000 for the six months ended September 30, 2012. The net cash provided by operating activities for the six months ended September 30, 2013 consisted of a decrease in trade accounts receivable of $5,074,000, offset by an increase in inventories of $10,433,000 and a decrease in trade accounts payable and accrued and non-current liabilities of $5,366,000 and $7,094,000 respectively. Approximately $3,500,000 of the increase in inventory was due to several large engineered projects that are in process with the rest of the increase due to anticipated sales volume growth in the second half of fiscal 2014. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation and contributions made to our pension plans.

Net cash provided by operating activities was $7,574,000 for the six months ended September 30, 2012. The net cash provided by operating activities for the six months ended September 30, 2012 consisted of $16,688,000 in net income, which was largely due to higher gross profit offset by higher selling, general, and administrative expenses, reduced by an increase in inventories and prepaid expenses of $7,231,000 and $3,477,000 respectively and a decrease in trade accounts payable and accrued and non-current liabilities of $6,002,000 and $5,369,000 respectively. The increase in inventory levels was due to anticipated continued growth in sales volume on a year over year basis. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as sales rebates earned in fiscal year 2012 and paid in fiscal 2013 along with a net decrease in customer deposits. The increase in prepaid expenses was due to the timing of insurance renewals.

Cash flow provided by investing activities

Net cash used for investing activities was $12,753,000 for the six months ended September 30, 2013 compared with net cash used by investing activities of $1,433,000 for the six months ended September 30, 2012. The net cash used for investing activities for the six months ended September 30, 2013 consisted of $8,033,000 in capital expenditures (of which $1,401,000 relates to implementation of our global ERP system), $5,847,000 cash used for the purchase of Hebetechnik by our Austrian subsidiary, offset by $1,127,000 in net cash from the sale of marketable equity securities.
Net cash used for investing activities was $1,433,000 for the six months ended September 30, 2012. The net cash used by investing activities for the six months ended September 30, 2012 primarily consisted of $4,080,000 in capital expenditures (of which $1,455,000 relates to implementation of our global ERP system) partially offset by $1,482,000 in proceeds from the sale of assets.
Cash flow provided by financing activities

Net cash provided by financing activities was $749,000 for the six months ended September 30, 2013 compared with net cash used by financing activities of $12,000 for the six months ended September 30, 2012. Net provided by financing activities for the six months ended September 30, 2013 primarily relates to cash proceeds from the exercise of stock options of $838,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of September 30, 2013, $34,718,000 of cash and cash equivalents were held by foreign subsidiaries.

The Company entered into a fifth amended, restated and expanded revolving credit facility on October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and expires October 31, 2017.

The unused portion of the Revolving Credit Facility totaled $91,523,000, net of outstanding borrowings of $0 and outstanding letters of credit of $8,477,000, as of September 30, 2013. The outstanding letters of credit at September 30, 2013 consisted of $3,788,000 in commercial letters of credit and $4,689,000 of standby letters of credit.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at September 30, 2013.  The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of September 30, 2013.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

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

Our capital lease obligations related to property and equipment leases amounted to $3,466,000 at September 30, 2013. Capital lease obligations are included in the current and long term portion of senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2013, unsecured credit lines totaled approximately $6,763,000, of which $0 was drawn. In addition, unsecured lines of $12,511,000 were available for bank guarantees issued in the normal course of business, of which $6,296,000 was utilized. Finally, in addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $980,000, of which $0 was drawn as of September 30, 2013.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2013 and September 30, 2012 were $8,033,000 and $4,080,000, respectively. We expect capital spending for fiscal 2014 to be approximately $20,000,000 to $25,000,000 compared with $14,879,000 in fiscal 2013. Approximately $6,800,000 in capital expenditures is due to the expansion of our China operations.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,840,000 and $102,061,000 at September 30, 2013, respectively.  Included within the goodwill for the Rest of Products reporting unit is $5,324,000 recorded during the six months ended September 30, 2013 as part of the acquisition of Hebetechnik.  Please refer to Note 3 for additional details on this acquisition.

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

Effects of New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists." ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and certain other receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this standard did not have a significant effect on the Company's consolidated financial position.

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

Item 4.    Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

One of the Company’s foreign locations implemented the enterprise resource planning system SAP during the six months ended September 30, 2013. We expect to convert certain additional plant locations to SAP during fiscal 2015.  We expect that the completion of these system implementations will enhance our internal controls as follows:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2013, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets September 30, 2013 and March 31, 2013;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and six months ended September 30, 2013 and 2012;

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2013 and 2012; and

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 24, 2013	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Chief Financial Officer
(Principal Financial Officer)