Form 10-Q
period 2013-12-31
COLUMBUS MCKINNON CORP
filed 2014-01-23
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2013
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

The number of shares of common stock outstanding as of January 20, 2014 was:19,741,089 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2013

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$123,868	$121,660
Trade accounts receivable	75,555	80,224
Inventories	105,158	94,189
Prepaid expenses and other	19,639	17,905
Total current assets	324,220	313,978
Property, plant, and equipment, net	72,063	65,698
Goodwill	112,280	105,354
Other intangibles, net	12,638	13,395
Marketable securities	22,187	23,951
Deferred taxes on income	39,692	37,205
Other assets	6,490	7,286
Total assets	$589,570	$566,867

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$30,126	$34,329
Accrued liabilities	57,231	48,884
Current portion of long term debt	1,138	1,024
Total current liabilities	88,495	84,237
Senior debt, less current portion	2,060	2,641
Subordinated debt	148,618	148,412
Other non current liabilities	82,300	91,590
Total liabilities	321,473	326,880
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,735,761 and 19,507,939 shares issued and outstanding	197	195
Additional paid in capital	196,226	192,308
Retained earnings	124,997	104,191
ESOP debt guarantee	(244)	(552)
Accumulated other comprehensive loss	(53,079)	(56,155)
Total shareholders' equity	268,097	239,987
Total liabilities and shareholders' equity	$589,570	$566,867

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands, except per share data)
Net sales	$145,072	$153,225	$422,815	$452,710
Cost of products sold	102,075	109,428	292,067	322,687
Gross profit	42,997	43,797	130,748	130,023

Selling expenses	16,188	16,390	50,216	49,204
General and administrative expenses	15,230	12,725	42,247	39,448
Amortization of intangibles	478	493	1,463	1,481
	31,896	29,608	93,926	90,133

Income from operations	11,101	14,189	36,822	39,890
Interest and debt expense	3,395	3,413	10,138	10,418
Investment income	(254)	(354)	(746)	(1,017)
Foreign currency exchange loss (gain)	568	293	988	147
Other expense (income), net	(147)	65	(1,319)	(429)
Income before income tax expense	7,539	10,772	27,761	30,771
Income tax expense	875	1,193	6,955	4,504
Net income	6,664	9,579	20,806	26,267
Retained earnings - beginning of period	118,333	42,583	104,191	25,895
Retained earnings - end of period	$124,997	$52,162	$124,997	$52,162

Average basic shares outstanding	19,691	19,451	19,622	19,406
Average diluted shares outstanding	20,019	19,697	19,915	19,620

Basic income per share:
Net income	$0.34	$0.49	$1.06	$1.35

Diluted income per share:
Net income	$0.33	$0.49	$1.04	$1.34

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Net income	$6,664	$9,579	$20,806	$26,267
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	871	2,628	3,806	(49)
Change in derivatives qualifying as hedges, net of taxes of $30, ($89), $138, and ($158)	88	(138)	279	(326)
Change in pension liability and postretirement obligation	(11)	(24)	(131)	9
Adjustments for unrealized gain on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $141, $0*, $65, and $0*	262	194	120	489
Reclassification adjustment for loss (gain) included in net income, net of taxes of $19, $0*, $538, and $0*	(36)	(253)	(998)	(400)
Net change in unrealized loss (gain) on investments	226	(59)	(878)	89
Total other comprehensive income (loss)	1,174	2,407	3,076	(277)
Comprehensive income	$7,838	$11,986	$23,882	$25,990

* The zero net deferred tax benefit related to the unrealized holding gains and losses and reclassification adjustments on investments during the three and nine month periods ended December 31, 2012 is related to the deferred tax asset valuation allowance that was recorded in that period.

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2013	December 31, 2012
	(In thousands)
OPERATING ACTIVITIES:
Net income	$20,806	$26,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,566	9,116
Deferred income taxes and related valuation allowance	(1,773)	153
Gain on sale of real estate, investments, and other	(1,629)	(493)
Stock-based compensation	2,707	2,474
Amortization of deferred financing costs and discount on subordinated debt	655	288
Changes in operating assets and liabilities, net of effects of business acquisition:
Trade accounts receivable	6,572	9,330
Inventories	(8,927)	4,129
Prepaid expenses	(1,588)	(345)
Other assets	534	415
Trade accounts payable	(4,753)	(8,835)
Accrued and non-current liabilities	(4,212)	(16,212)
Net cash provided by operating activities	17,958	26,287

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	5,444	4,907
Purchases of marketable securities	(3,611)	(2,724)
Capital expenditures	(13,484)	(7,139)
Purchase of business	(5,847)	—
Proceeds from sale of assets	—	2,357
Net cash used for investing activities	(17,498)	(2,599)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,464	232
Net payments under lines-of-credit	(7)	(52)
Repayment of debt	(566)	(592)
Payment of deferred financing fees	—	(684)
Change in ESOP guarantee	308	318
Net cash provided by (used for) financing activities	1,199	(778)
Effect of exchange rate changes on cash	549	(446)
Net change in cash and cash equivalents	2,208	22,464
Cash and cash equivalents at beginning of period	121,660	89,473
Cash and cash equivalents at end of period	$123,868	$111,937

Supplementary cash flow data:
Interest paid	$6,845	$7,274
Income taxes paid, net of refunds	$9,572	$3,591

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2013

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2013, the results of its operations for the three and nine month periods ended December 31, 2013 and December 31, 2012, and cash flows for the nine months ended December 31, 2013 and December 31, 2012, have been included. Results for the period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. The balance sheet at March 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2013.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine months ended December 31, 2013, approximately 54% and 57% of sales, respectively were to customers in the U.S.

2.    Divestitures

During the fiscal 2013 nine months ending December 31, 2012, the Company sold certain assets of the Gaffey division of Crane Equipment and Service, Inc.  The sale of the Gaffey assets did not have a material effect on the Company’s financial statements for year ended March 31, 2013 and therefore was not reclassified as a discontinued operation.

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets that the Company has the ability to access for identical assets or liabilities. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  The Company uses quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes due 2019, registered under the Securities Act of 1933, as amended (unregistered 7 7/8% Notes) and, consequently, the fair value is based on Level 2 inputs. The carrying value of the Company’s senior debt approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, its fair value is based on Level 2 inputs. As of December 31, 2013 and March 31, 2013, the Company’s assets and liabilities measured or disclosed at fair value on recurring bases were as follows (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$22,187	$22,187	$—	$—
Derivative liabilities	(219)	—	(219)	—

Liabilities disclosed at fair value:
Subordinated debt	$(160,500)	$—	$(160,500)	$—
Senior debt	(3,198)	—	(3,198)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$23,951	$23,951	$—	$—
Derivative liabilities	(512)	—	(512)	—
Other equity investments	1,508	1,508	—	—

Liabilities disclosed at fair value:
Subordinated debt	$(160,500)	$—	$(160,500)	$—
Senior debt	(3,665)	—	(3,665)	—

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,618,000 at December 31, 2013 and $148,412,000 at March 31, 2013.

Assets and liabilities that were measured on a non-recurring basis during the period ended December 31, 2013 include assets and liabilities acquired in connection with the acquisition of Hebetechnik described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
At cost - FIFO basis:
Raw materials	$56,999	$52,900
Work-in-process	16,011	10,813
Finished goods	52,310	50,722
	125,320	114,435
LIFO cost less than FIFO cost	(20,162)	(20,246)
Net inventories	$105,158	$94,189

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment.  There were no other-than-temporary impairments for the three and nine months ended December 31, 2013 or December 31, 2012.

The following is a summary of available-for-sale securities at December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,016	$2,440	$269	$22,187

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2013 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$8,171	$269
Securities in a continuous loss position for more than 12 months	—	—
	$8,171	$269

Net realized gains related to sales of marketable securities were $55,000 and $147,000, in the three month periods ended December 31, 2013 and December 31, 2012, respectively and $182,000 and $399,000 for the nine month periods then ended, respectively.

In addition to the above, during the nine months ended December 31, 2013 the Company sold certain equity securities previously recorded on the Condensed Consolidated Balance Sheets in prepaid expenses and other resulting in a gain of $1,354,000. There were no similar sales during the three months ended December 31, 2013. This gain has been recorded within other (income) expense, net in the condensed consolidated statements of operations and retained earnings.

The following is a summary of available-for-sale securities at March 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$21,635	$2,335	$19	$23,951

7.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at December 31, 2013 and March 31, 2013.

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

A summary of changes in goodwill during the nine months ended December 31, 2013 is as follows (in thousands):

Balance at April 1, 2013	$105,354
Acquisition of Hebetechnik (See Note 3)	5,324
Currency translation	1,602
Balance at December 31, 2013	$112,280

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2013			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,958	$(1,714)	$4,244	$5,556	$(1,370)	$4,186
Customer relationships	15,126	(7,388)	7,738	14,166	(5,894)	8,272
Other	949	(293)	656	1,235	(298)	937
Total	$22,033	$(9,395)	$12,638	$20,957	$(7,562)	$13,395

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2014 through 2018 is expected to be approximately $1,900,000.

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

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $2,791,000 and all contracts mature within six months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases and sales, including multi-year contracts related to capital project sales, denominated in a foreign currency. The notional amount of those derivatives is $7,718,000 and all contracts mature within fourteen months of December 31, 2013.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with two different counterparties as of December 31, 2013.

The following is the effect of derivative instruments on the condensed consolidated statement of operations and retained earnings for the three months ended December 31, 2013 and 2012 (in thousands):

December 31,	Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2013	Foreign exchange contracts	$(2)	Cost of products sold	$(90)
2012	Foreign exchange contracts	(128)	Cost of products sold	10

December 31,	Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2013	Foreign exchange contracts	Foreign currency exchange loss	$(134)
2012	Foreign exchange contracts	Foreign currency exchange loss	(276)

The following is the effect of derivative instruments on the condensed consolidated statement of operations and retained earnings for the nine months ended December 31, 2013 and 2012 (in thousands):

December 31,	Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2013	Foreign exchange contracts	$114	Cost of products sold	$(165)
2012	Foreign exchange contracts	(201)	Cost of products sold	125

December 31,	Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2013	Foreign exchange contracts	Foreign currency exchange loss	$(204)
2012	Foreign exchange contracts	Foreign currency exchange gain	258

As of December 31, 2013, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2013 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	March 31, 2013
Foreign exchange contracts	Other Assets	$190	$8
Foreign exchange contracts	Accrued Liabilities	$(196)	$(511)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	March 31, 2013
Foreign exchange contracts	Other Assets	$—	$95
Foreign exchange contracts	Accrued Liabilities	$(213)	$(104)

9.    Debt

The Company entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totaled $93,072,000 net of outstanding borrowings of $0 and outstanding letters of credit of $6,928,000 as of December 31, 2013. The outstanding letters of credit at December 31, 2013 consisted of $2,299,000 in commercial letters of credit and $4,629,000 of standby letters of credit. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at December 31, 2013. The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of December 31, 2013. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

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

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2013, unsecured credit lines totaled approximately $6,872,000, of which $0 was drawn. In addition, unsecured lines of $13,400,000 were available for bank guarantees issued in the normal course of business of which $6,964,000 was utilized. Finally, in addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $991,000, of which $0 was drawn as of December 31, 2013.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2013 for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Service costs	$610	$623	$1,863	$1,869
Interest cost	2,472	2,481	7,299	7,443
Expected return on plan assets	(3,155)	(2,803)	(9,469)	(8,410)
Net amortization	1,720	1,558	4,879	4,675
Net periodic pension cost	$1,647	$1,859	$4,572	$5,577
The Company currently plans to contribute approximately $11,000,000 to its pension plans in fiscal 2014. Most of these payments have been made as of December 31, 2013.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Interest cost	$66	$78	$191	$234
Amortization of plan net losses	33	36	76	107
Net periodic postretirement cost	$99	$114	$267	$341

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2013.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Numerator for basic and diluted earnings per share:
Net income	$6,664	$9,579	$20,806	$26,267

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,691	19,451	19,622	19,406
Effect of dilutive employee stock options and other share-based awards	328	246	293	214
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,019	19,697	19,915	19,620

Stock options and performance shares with respect to 16,000 and 275,000 common shares for the three month periods ended December 31, 2013 and 2012, respectively, and 16,000 and 275,000 common shares for the nine month periods ended December 31, 2013 and 2012, respectively were not included in the computation of diluted earnings per share because they were antidilutive.

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

During the first nine months of fiscal 2014 and 2013, a total of 159,594 and 30,798 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2013, 58,539 shares of restricted stock units vested and were issued.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $12,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from December 31, 2013.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $9,200,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2013. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,600,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2013. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

13.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 12% and 11% in the quarter ended December 31, 2013 and December 31, 2012, respectively and 25% and 15% for the nine-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  For the three and nine months ended December 31, 2013 income taxes as a percentage of income before income taxes was not reflective of the U.S. statutory rate due to the reversal of a reserve on an uncertain tax position in the amount of $1,249,000. The reserve for the uncertain tax position was reversed as a result of the expiration of the statute of limitations. We estimate that the effective tax rate related to continuing operations will be approximately 25% to 30% for fiscal 2014.

For the three and nine month periods ended December 31, 2012, income taxes as a percentage of income before income taxes were not reflective of U.S. statutory rates.  The Company had a valuation allowance of $53,325,000 at March 31, 2012 due to the uncertainty of whether U.S. federal and certain foreign net operating loss carryforwards ("NOLs") and deferred tax assets might ultimately be realized.  In fiscal year 2013, we utilized the remaining U.S. federal NOLs thereby, reducing the valuation allowance by $5,107,000.  As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized.  Management concluded that it is more likely than not that almost all of the remaining U.S. deferred tax assets will be realized; therefore, $49,161,000 of the remaining valuation allowance was reversed as of March 31, 2013.

14.    Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$82,476	$—	$41,392	$—	$123,868
Trade accounts receivable, less allowance for doubtful accounts	35,740	4,278	35,537	—	75,555
Inventories	28,288	15,523	61,347	—	105,158
Prepaid expenses and other	10,432	1,540	7,667	—	19,639
Total current assets	156,936	21,341	145,943	—	324,220
Net property, plant, and equipment	39,433	11,521	21,109	—	72,063
Goodwill	40,696	31,025	40,559	—	112,280
Other intangibles, net	265	—	12,373	—	12,638
Intercompany	24,182	51,122	(75,304)	—	—
Marketable securities	—	—	22,187	—	22,187
Deferred taxes on income	26,625	2,389	10,678	—	39,692
Investment in subsidiaries	203,753	—	—	(203,753)	—
Other assets	5,954	525	11	—	6,490
Total assets	$497,844	$117,923	$177,556	$(203,753)	$589,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,837	$5,910	$12,379	$—	$30,126
Accrued liabilities	24,281	4,371	28,579	—	57,231
Current portion of long-term debt		337	801	—	1,138
Total current liabilities	36,118	10,618	41,759	—	88,495
Senior debt, less current portion	—	1,394	666	—	2,060
Subordinated debt	148,618	—	—	—	148,618
Other non-current liabilities	45,011	5,792	31,497	—	82,300
Total liabilities	229,747	17,804	73,922	—	321,473
Total shareholders’ equity	268,097	100,119	103,634	(203,753)	268,097
Total liabilities and shareholders’ equity	$497,844	$117,923	$177,556	$(203,753)	$589,570

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended December 31, 2013:
Net sales	$58,669	$31,947	$69,073	$(14,617)	$145,072
Cost of products sold	41,692	25,967	49,033	(14,617)	102,075
Gross profit	16,977	5,980	20,040	—	42,997
Selling expenses	5,763	1,323	9,102	—	16,188
General and administrative expenses	6,703	2,269	6,258	—	15,230
Amortization of intangibles	25	—	453	—	478
Income from operations	4,486	2,388	4,227	—	11,101
Interest and debt expense	3,233	42	120	—	3,395
Investment income	—	—	(254)	—	(254)
Foreign currency exchange loss (gain)	(16)	—	584	—	568
Other expense and (income), net	(333)	(844)	1,030	—	(147)
Income before income tax expense	1,602	3,190	2,747	—	7,539
Income tax expense (benefit)	385	1,393	(903)	—	875
Equity in income from continuing operations of subsidiaries	5,447	—	—	(5,447)	—
Net income	$6,664	$1,797	$3,650	$(5,447)	$6,664

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2013:
Net sales	$176,863	$98,472	$190,386	$(42,906)	$422,815
Cost of products sold	123,738	78,593	132,642	(42,906)	$292,067
Gross profit	53,125	19,879	57,744	—	130,748
Selling expenses	17,747	4,016	28,453	—	$50,216
General and administrative expenses	15,209	10,092	16,946	—	$42,247
Amortization of intangibles	72	—	1,391	—	$1,463
Income from operations	20,097	5,771	10,954	—	36,822
Interest and debt expense	9,718	132	288	—	$10,138
Investment income	—	—	(746)	—	$(746)
Foreign currency exchange loss	24	—	964	—	$988
Other expense and (income), net	(2,473)	(2,424)	3,578	—	$(1,319)
Income before income tax expense	12,828	8,063	6,870	—	27,761
Income tax expense (benefit)	3,893	3,393	(331)	—	$6,955
Equity in income from continuing operations of subsidiaries	11,871	—	—	(11,871)	$—
Net income	$20,806	$4,670	$7,201	$(11,871)	$20,806

For the Three Months Ended December 31, 2013
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$6,664	$1,797	$3,650	$(5,447)	$6,664
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1,648	(777)	—	$871
Change in derivatives qualifying as hedges, net of tax	(10)	—	98	—	$88
Change in pension liability and post-retirement obligations, net of tax	—	—	(11)	—	$(11)
Adjustments:
Unrealized holding gains (losses) arising during the period, net of tax	—	—	262	—	$262
Reclassification adjustment for loss included in net income, net of tax	—	—	(36)	—	$(36)
Total adjustments	—	—	226	—	226
Total other comprehensive income (loss)	(10)	1,648	(464)	—	1,174
Comprehensive income (loss)	$6,654	$3,445	$3,186	$(5,447)	$7,838

For the Nine Months Ended December 31, 2013
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$20,806	$4,670	$7,201	$(11,871)	$20,806
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	6,701	(2,895)	—	$3,806
Change in derivatives qualifying as hedges, net of tax	16	—	263	—	$279
Change in Pension liability and post-retirement obligations, net of tax	—	—	(131)	—	$(131)
Adjustments:
Unrealized holding gains (loss) arising during the period, net of tax	96	—	24	—	$120
Reclassification adjustment for loss included in net income, net of tax	(880)	—	(118)	—	$(998)
Total adjustments	(784)	—	(94)	—	(878)
Total other comprehensive income (loss)	(768)	6,701	(2,857)	—	3,076
Comprehensive income (loss)	$20,038	$11,371	$4,344	$(11,871)	$23,882

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2013:
Operating activities:
Net cash provided by (used for) operating activities	$18,408	$1,559	$(2,009)	$—	$17,958
Investing activities:					$—
Proceeds from sale of marketable securities	—	—	5,444	—	$5,444
Purchases of marketable securities	—	—	(3,611)	—	$(3,611)
Capital expenditures	(3,814)	(1,328)	(8,342)	—	$(13,484)
Purchase of business		—	(5,847)	—	$(5,847)
Intercompany transactions	(13,303)	—	13,303	—	$—
Net cash provided by (used for) investing activities	(17,117)	(1,328)	947	—	(17,498)
Financing activities:					$—
Proceeds from exercise of stock options	1,464	—	—	—	$1,464
Net Payments under lines-of-credit	—	—	(7)	—	$(7)
Repayment of debt	1	(231)	(336)	—	$(566)
Change in ESOP debt guarantee	308	—	—	—	$308
Net cash provided by (used for) financing activities	1,773	(231)	(343)	—	1,199
Effect of exchange rate changes on cash	—	—	549	—	$549
Net change in cash and cash equivalents	3,064	—	(856)	—	2,208
Cash and cash equivalents at beginning of year	79,412	—	42,248	—	$121,660
Cash and cash equivalents at end of year	$82,476	$—	$41,392	$—	$123,868

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2013:
ASSETS
Current assets:
Cash and cash equivalents	$79,412	$—	$42,248	$—	$121,660
Trade accounts receivable, less allowance for doubtful accounts	37,967	4,068	38,189	—	80,224
Inventories	28,117	14,230	51,842	—	$94,189
Prepaid expenses and other	10,850	1,371	5,684	—	17,905
Total current assets	156,346	19,669	137,963	—	313,978
Net property, plant, and equipment	39,552	11,612	14,534	—	65,698
Goodwill	40,696	31,025	33,633	—	$105,354
Other intangibles, net	253	—	13,142	—	13,395
Intercompany transactions	5,805	63,368	(69,173)	—	$—
Marketable securities	—	—	23,951	—	23,951
Deferred taxes on income	27,215	2,389	7,601	—	$37,205
Investment in subsidiaries	203,753	—	—	(203,753)	—
Other assets	6,690	525	71	—	$7,286
Total assets	$480,310	$128,588	$161,722	$(203,753)	$566,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,433	$7,018	$9,878	$—	34,329
Accrued liabilities	21,710	3,952	23,222	—	$48,884
Current portion of long-term debt	—	311	713	—	1,024
Total current liabilities	39,143	11,281	33,813	—	84,237
Senior debt, less current portion	—	1,650	991	—	2,641
Subordinated debt	148,412	—	—	—	$148,412
Other non-current liabilities	52,768	5,875	32,947	—	91,590
Total liabilities	240,323	18,806	67,751	—	326,880
Total shareholders’ equity	239,987	109,782	93,971	(203,753)	239,987
Total liabilities and shareholders’ equity	$480,310	$128,588	$161,722	$(203,753)	$566,867

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended December 31, 2012:
Net sales	$63,278	$34,323	$68,439	$(12,815)	$153,225
Cost of products sold	44,711	27,904	49,628	(12,815)	109,428
Gross profit	18,567	6,419	18,811	—	43,797
Selling expenses	5,682	1,402	9,306	—	16,390
General and administrative expenses	4,050	3,464	5,211	—	$12,725
Amortization of intangibles	26	—	467	—	493
Income from operations	8,809	1,553	3,827	—	14,189
Interest and debt expense	3,863	(532)	82	—	3,413
Investment income	—	—	(354)	—	$(354)
Foreign currency exchange gain	27	—	266	—	293
Other expense and (income), net	(1,018)	(180)	1,263	—	$65
Income before income tax expense	5,937	2,265	2,570	—	10,772
Income tax expense (benefit)	250	(80)	1,023	—	$1,193
Equity in income from continuing operations of subsidiaries	3,892	—	—	(3,892)	—
Net income	$9,579	$2,345	$1,547	$(3,892)	$9,579

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2012:
Net sales	$180,008	$117,522	$195,625	$(40,445)	$452,710
Cost of products sold	128,941	97,740	136,451	(40,445)	322,687
Gross profit	51,067	19,782	59,174	—	130,023
Selling expenses	17,109	4,535	27,560	—	49,204
General and administrative expenses	12,952	11,462	15,034	—	$39,448
Amortization of intangibles	73	—	1,408	—	1,481
Income from operations	20,933	3,785	15,172	—	39,890
Interest and debt expense	9,961	152	305	—	10,418
Investment income	—	—	(1,017)	—	$(1,017)
Foreign currency exchange gain	2	—	145	—	147
Other expense and (income), net	(1,163)	(164)	898	—	$(429)
Income before income tax expense	12,133	3,797	14,841	—	30,771
Income tax expense (benefit)	17	—	4,487	—	$4,504
Equity in income from continuing operations of subsidiaries	14,151	—	—	(14,151)	—
Net income	$26,267	$3,797	$10,354	$(14,151)	$26,267

For the Three Months Ended December 31, 2012
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$9,579	$2,345	$1,547	$(3,892)	$9,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,628	—	$2,628
Change in derivatives qualifying as hedges, net of tax	(161)	—	23	—	$(138)
Change in pension liability and post-retirement obligations, net of tax	—	—	(24)	—	(24)
Adjustments:
Unrealized holding gain (loss) arising during the period, net of tax	—	—	194	—	$194
Reclassification adjustment for loss included in net income, net of tax	—	—	(253)	—	$(253)
Total adjustments	—	—	(59)	—	(59)
Total other comprehensive income	(161)	—	2,568	—	2,407
Comprehensive income	$9,418	$2,345	$4,115	$(3,892)	$11,986

For the Nine Months Ended December 31, 2012
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$26,267	$3,797	$10,354	$(14,151)	$26,267
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(49)	—	$(49)
Change in derivatives qualifying as hedges, net of tax	(118)	—	(208)	—	$(326)
Change in pension liability and post-retirement obligations, net of tax	—	—	9	—	9
Adjustments:
Unrealized holding gain (loss) arising during the period, net of tax	—	—	489	—	$489
Reclassification adjustment for loss included in net income, net of tax	—	—	(400)	—	$(400)
Total adjustments	—	—	89	—	89
Total other comprehensive income (loss)	(118)	—	(159)	—	(277)
Comprehensive income	$26,149	$3,797	$10,195	$(14,151)	$25,990

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2012:
Operating activities:
Net cash provided by (used for) operating activities	$15,908	$(1,715)	$12,094	$—	$26,287
Investing activities:
Proceeds from sale of marketable securities	—	—	4,907	—	$4,907
Purchases of marketable securities	—	—	(2,724)	—	(2,724)
Capital expenditures	(4,683)	(445)	(2,011)	—	$(7,139)
Proceeds from sale of assets	—	2,357	—	—	$2,357
Net cash provided by (used for) investing activities	(4,683)	1,912	172	—	(2,599)
Financing activities:
Proceeds from stock options exercised	232	—	—	—	232
Net payments under lines-of-credit	—	—	(52)	—	$(52)
Other	(160)	(202)	(596)	—	(958)
Net cash provided by (used for) financing activities	72	(202)	(648)	—	(778)
Effect of exchange rate changes on cash	—	—	(446)	—	(446)
Net change in cash and cash equivalents	11,297	(5)	11,172	—	22,464
Cash and cash equivalents at beginning of year	55,958	5	33,510	—	89,473
Cash and cash equivalents at end of year	$67,255	$—	$44,682	$—	$111,937

15.    Changes in Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended December 31, 2013 are as follows (in thousands):

	Three months ended December 31, 2013
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$1,704	$(60,835)	$5,140	$(262)	$(54,253)
Other comprehensive income (loss) before reclassification	262	(1,238)	871	(2)	(107)
Amounts reclassified from other comprehensive loss	(36)	1,227	—	90	1,281
Net current period other comprehensive (loss) income	226	(11)	871	88	1,174
Ending balance	$1,930	$(60,846)	$6,011	$(174)	$(53,079)

Changes in AOCL by component for the nine-month period ended December 31, 2013 are as follows (in thousands):

	Nine months ended December 31, 2013
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$2,808	$(60,715)	$2,205	$(453)	$(56,155)
Other comprehensive income (loss) before reclassification	120	(3,599)	3,806	114	441
Amounts reclassified from other comprehensive loss	(998)	3,468	—	165	2,635
Net current period other comprehensive (loss) income	(878)	(131)	3,806	279	3,076
Ending balance	$1,930	$(60,846)	$6,011	$(174)	$(53,079)

Details of amounts reclassified out of AOCL for the three-month period ended December 31, 2013 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(55)	Investment income
	(55)	Total before tax
	19	Tax expense
	$(36)	Net of tax

Net amortization of prior service cost
	$1,753	(1)
	1,753	Total before tax
	526	Tax benefit
	$1,227	Net of tax

Change in derivatives qualifying as hedges
	$129	Cost of products sold
	129	Total before tax
	39	Tax expense
	$90	Net of tax

Details of amounts reclassified out of AOCL for the nine-month period ended December 31, 2013 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(1,536)	Investment income
	(1,536)	Total before tax
	538	Tax expense
	$(998)	Net of tax

Net amortization of prior service cost
	$4,955	(1)
	4,955	Total before tax
	1,487	Tax benefit
	$3,468	Net of tax

Change in derivatives qualifying as hedges
	$236	Cost of products sold
	236	Total before tax
	71	Tax expense
	$165	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 10 — Net Periodic Benefit Cost for additional details.)

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

Additionally, our revenue base is geographically diverse with approximately 43% derived from customers outside the U.S. for the nine months ended December 31, 2013. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved over the last several years, although we have recently seen a decline in the Eurozone.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Results of Operations

Three Months Ended December 31, 2013 and December 31, 2012

Net sales in the fiscal 2014 quarter ended December 31, 2013 were $145,072,000, down $8,153,000 or 5.3% from the fiscal 2013 quarter ended December 31, 2012 net sales of $153,225,000. Net sales were positively impacted $2,554,000 by one additional shipping day, $2,091,000 by price increases, and $1,842,000 due to acquisition activity. Net sales were negatively impacted in the amount of $14,896,000 due to a decrease in sales volume. Last year’s third quarter had two large rail and road projects totaling approximately $6,500,000 that did not repeat in this year’s quarter.  In addition, sales volume was down substantially in our crane business that services the heavy OEM vertical market. Foreign currency translation favorably impacted sales by $256,000 for the three months ended December 31, 2013.

Gross profit in the fiscal 2014 quarter ended December 31, 2013 was $42,997,000, a decrease of $800,000 or 1.8% from the fiscal 2013 quarter ended December 31, 2012 gross profit of $43,797,000. Gross profit margin increased to 29.6% in the fiscal 2014 quarter from 28.9% in the fiscal 2013 quarter. The increase in gross profit was due to $2,091,000 in price increases, $826,000 in increased productivity, and $79,000 in decreased product liability costs offset by $3,089,000 in decreased volume, $654,000 in material inflation, and $44,000 from acquisition activity. The translation of foreign currencies had a $9,000 unfavorable impact on gross profit in the three months ended December 31, 2013.

Selling expenses were $16,188,000 and $16,390,000 in the fiscal 2014 and 2013 third quarters ended December 31, 2013 and 2012, respectively. As a percentage of consolidated net sales, selling expenses were 11.2% and 10.7% in the fiscal 2014 and 2013 three months ended December 31, 2013 and 2012. Foreign currency translation had a $107,000 favorable impact on selling expenses.

General and administrative expenses were $15,230,000 and $12,725,000 in the fiscal 2014 and 2013 third quarters ended December 31, 2013 and 2012, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.5% and 8.3% in the fiscal 2014 and 2013 three months ended December 31, 2013 and 2012. The increase in fiscal 2014 general and administrative expenses was primarily the result of $1,361,000 of atypical professional services associated with a large acquisition that was not consummated.  Also contributing to the increase was $271,000 associated with the implementation of a new ERP system in Europe and general inflation. Foreign currency translation had a $71,000 unfavorable impact on general administrative expense for the three months ended December 31, 2013.

There were no significant changes in amortization of intangibles of $478,000 and $493,000 in the fiscal 2014 and 2013 third quarters, respectively.

Interest and debt expense was $3,395,000 in the quarter ended December 31, 2013 and was consistent with $3,413,000 in the quarter ended December 31, 2012.

Income tax expense as a percentage of income from continuing operations before income tax expense was 12% and 11% for the third quarters ended December 31, 2013 and 2012, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For the three months ended December 31, 2013 income taxes as a percentage of income before income taxes was not reflective of the U.S. statutory rate due to the reversal of a reserve on an uncertain tax position in the amount of $1,249,000. The reserve for the uncertain tax position was reversed as a result of the expiration of the statute of limitations. For the three months ended December 31, 2012, income taxes as a percentage of income before income taxes was not reflective of U.S. statutory rates due to the deferred tax asset valuation allowance that was recorded on substantially all of our U.S. deferred tax assets. We estimate that the effective tax rate related to continuing operations will be approximately 25% to 30% for fiscal 2014.

Nine Months Ended December 31, 2013 and December 31, 2012

Net sales in the fiscal 2014 nine months ended December 31, 2013 were $422,815,000, down $29,895,000 or 6.6% from the fiscal 2013 nine months ended December 31, 2012 net sales of $452,710,000. Net sales were positively impacted $8,982,000 by price increases and $4,983,000 by two additional shipping days. Net sales were negatively impacted $41,960,000 due to a decrease in sales volume and $2,237,000 due to net acquisition and divestiture activity. The decline in sales volume of $41,960,000 was due to weakness in our European business as a result of the ongoing recession and declines in our crane business servicing the heavy OEM vertical market. Foreign currency translation favorably impacted sales by $337,000 for the nine months.

Gross profit in the fiscal 2014 nine months ended December 31, 2013 was $130,748,000, an increase of $725,000 or 0.6% from the fiscal 2013 nine months ended December 31, 2012 gross profit of $130,023,000. Gross profit margin increased to 30.9% in the fiscal 2014 nine months ended December 31, 2013 from 28.7% in the fiscal 2013 nine months ended December 31, 2012. The increase in gross profit was due to $8,982,000 in price increases, $1,840,000 from net acquisition and divestiture activity, and $1,808,000 in increased productivity offset by $9,869,000 in decreased volume, material inflation of $1,305,000, and $708,000 in increased product liability costs resulting from a favorable reserve adjustment in the prior year period. The translation of foreign currencies had a $23,000 unfavorable impact on gross profit in the nine months ended December 31, 2013.

Selling expenses were $50,216,000 and $49,204,000 in the nine months ended December 31, 2013 and 2012, respectively. As a percentage of consolidated net sales, selling expenses were 11.9% and 10.9% in the fiscal 2014 and 2013 nine months ended December 31, 2013 and 2012.  The incremental increase in selling expenses relates to the recent acquisition of Hebetechnik resulting in $953,000 of additional selling expenses. Foreign currency translation had a $225,000 favorable impact on selling expenses.

General and administrative expenses were $42,247,000 and $39,448,000 in the nine months ended December 31, 2013 and 2012, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.0% and 8.7% in fiscal 2014 and 2013 nine months ended December 31, 2013 and 2012. The increase in fiscal 2014 general and administrative expenses was primarily the result of $1,561,000 of atypical professional services associated with a large acquisition that was not consummated. Foreign currency translation had a $365,000 unfavorable impact on general and administrative expenses.

There were no significant changes in amortization of intangibles of $1,463,000 and $1,481,000 in the fiscal 2014 and 2013 nine months ended December 31, 2013 and 2012, respectively.

Interest and debt expense was $10,138,000 in the nine months ended December 31, 2013 and was consistent with $10,418,000 in the nine months ended December 31, 2012.

Other income, net was $(1,319,000) and $(429,000) in the fiscal 2014 and 2013 nine months ended December 31, 2013 and 2012 respectively. The increase in fiscal 2014 primarily relates to the sale of equity securities received in an insurance company demutualization.

Income tax expense as a percentage of income from continuing operations before income tax expense was 25% and 15% for the nine months ended December 31, 2013 and 2012, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For the nine months ended December 31, 2013 income taxes as a percentage of income before income taxes was not reflective of the U.S. statutory rate due to the reversal of a reserve on an uncertain tax position in the amount of $1,249,000. The reserve for the uncertain tax position was reversed as a result of the expiration of the statute of limitations. For the nine months ended December 31, 2012, income taxes as a percentage of income before income taxes was not reflective of U.S. statutory rates due to the deferred tax asset valuation allowance that was recorded on substantially all of our U.S. deferred tax assets. We estimate that the effective tax rate related to continuing operations will be approximately 25% to 30% for fiscal 2014.

Liquidity and Capital Resources

Cash and cash equivalents totaled $123,868,000 at December 31, 2013, an increase of $2,208,000 from the March 31, 2013 balance of $121,660,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $17,958,000 for the nine months ended December 31, 2013 compared with net cash provided by operating activities of $26,287,000 for the nine months ended December 31, 2012. The net cash provided by operating activities for the nine months ended December 31, 2013 consisted of a decrease in trade accounts receivable of $6,572,000 due to lower sales, offset by an increase in inventories of $8,927,000 and a decrease in trade accounts payable and accrued and non-current liabilities of $4,753,000 and $4,212,000 respectively. Approximately $1,900,000 of the increase in inventory was due to several large engineered projects that are in process with the rest of the increase due to anticipated sales volume growth in the fourth quarter of fiscal 2014. The reduction in accrued and non-current liabilities was due to contributions made to our pension plans and reductions in accrued product liability costs.

Net cash provided by operating activities was $26,287,000 for the nine months ended December 31, 2012. The net cash provided by operating activities for the nine months ended December 31, 2012 consisted of $26,267,000 in net income, which was largely due to higher gross profit, and a decrease in inventories and trade accounts receivable of $4,129,000 and $9,330,000 respectively, offset by a decrease in trade accounts payable and accrued and non-current liabilities of $8,835,000 and $16,212,000 respectively. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as a net decrease in customer deposits and sales rebates earned in fiscal year 2012 and paid in fiscal 2013.

Cash flow provided by investing activities

Net cash used for investing activities was $17,498,000 for the nine months ended December 31, 2013 compared with net cash used by investing activities of $2,599,000 for the nine months ended December 31, 2012. The net cash used for investing activities for the nine months ended December 31, 2013 consisted of $13,484,000 in capital expenditures (of which $2,567,000 relates to the expansion of our China operations and $1,634,000 relates to implementation of our global ERP system), $5,847,000 cash used for the purchase of Hebetechnik by our Austrian subsidiary, offset by $1,833,000 in net cash from the sale of marketable equity securities.
Net cash used for investing activities was $2,599,000 for the nine months ended December 31, 2012. The net cash used by investing activities for the nine months ended December 31, 2012 primarily consisted of $7,139,000 in capital expenditures (of which $2,174,000 relates to implementation of our global ERP system) partially offset by $2,357,000 in proceeds from the sale of assets and $2,183,000 in net proceeds from the sale of marketable equity securities.
Cash flow provided by financing activities

Net cash provided by financing activities was $1,199,000 for the nine months ended December 31, 2013 compared with net cash used by financing activities of $778,000 for the nine months ended December 31, 2012. Net cash provided by financing activities for the nine months ended December 31, 2013 primarily relates to cash proceeds from the exercise of stock options of $1,463,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of December 31, 2013, $41,124,000 of cash and cash equivalents were held by foreign subsidiaries.

The Company entered into a fifth amended, restated and expanded revolving credit facility on October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and expires October 31, 2017.

The unused portion of the Revolving Credit Facility totaled $93,072,000, net of outstanding borrowings of $0 and outstanding letters of credit of $6,928,000, as of December 31, 2013. The outstanding letters of credit at December 31, 2013 consisted of $2,299,000 in commercial letters of credit and $4,629,000 of standby letters of credit.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR plus an applicable margin of 100 basis points or at a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”) plus 0 basis points.  The applicable margin is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio at December 31, 2013.  The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of December 31, 2013.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

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

Our capital lease obligations related to property and equipment leases amounted to $3,198,000 at December 31, 2013. Capital lease obligations are included in the current and long term portion of senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2013, unsecured credit lines totaled approximately $6,872,000, of which $0 was drawn. In addition, unsecured lines of $13,400,000 were available for bank guarantees issued in the normal course of business, of which $6,964,000 was utilized. Finally, in addition to the above facilities, one of our foreign subsidiaries has a credit line secured by a parent company guarantee. This credit line provides availability of up to $991,000, of which $0 was drawn as of December 31, 2013.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2013 and December 31, 2012 were $13,484,000 and $7,139,000, respectively. We expect capital spending for fiscal 2014 to be approximately $20,000,000 to $25,000,000 compared with $14,879,000 in fiscal 2013. Approximately $6,800,000 of the estimated fiscal 2014 capital expenditures is due to the expansion of our China operations.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,862,000 and $102,418,000 at December 31, 2013, respectively.  Included within the goodwill for the Rest of Products reporting unit is $5,324,000 recorded during the nine months ended December 31, 2013 as part of the acquisition of Hebetechnik.  Please refer to Note 3 for additional details on this acquisition.

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

Item 4.    Controls and Procedures

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

One of the Company’s foreign locations implemented the enterprise resource planning system SAP during the nine months ended December 31, 2013. We expect to convert certain additional plant locations to SAP during fiscal 2015.  We expect that the completion of these system implementations will enhance our internal controls as follows:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2013, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets December 31, 2013 and March 31, 2013;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine months ended December 31, 2013 and 2012;

(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2013 and 2012; and

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 23, 2014	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Chief Financial Officer
(Principal Financial Officer)