Form 10-K
period 2014-03-31
COLUMBUS MCKINNON CORP
filed 2014-05-29
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2013 (the second fiscal quarter in which this Form 10-K relates) was approximately $472 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 27, 2014 was 19,847,329 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2014 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2014 Annual Report on Form 10-K

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

PART I

Item 1.        Business

General

We are a leading global designer, manufacturer and marketer of hoists, rigging tools, cranes, actuators, and other material handling products serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position and secure objects and loads. We are the U.S. market leader in hoists, our principal line of products, as well as certain chain, forged fittings, and actuator products which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Additionally, we believe we are the market leader of manual hoist and actuator products in Europe, which provides us further opportunity to sell our other products through our existing distribution channels in that region.  Our products are sold globally and our brand names, including CM, Coffing, Chester, Duff-Norton, Pfaff, Shaw-Box and Yale, are among the most recognized and well-respected in the marketplace.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in the manufacturing industry capacity utilization, industrial production and the general economic activity indicators, like GDP.  Both the U.S. and Eurozone capacity utilization are primary leading market indicators for the Company.  U.S. industrial capacity utilization increased to 77.6% in March 2014, trending up slightly from 76.8% in March 2013 and 77.1% in December 2013.  Eurozone capacity utilization was 80.1% in the quarter ended March 31, 2014, an increase from 77.6% during the quarter ended March 31, 2013, as well as improved from 78.4% at the end of December 2013.  The European indicator reflects the start of the recovery from the 2013 recession in Europe, while the U.S. indicator demonstrates stability in the U.S industrial sector. In addition we follow the Emerging Markets Purchasing Managers’ Index (PMI) for countries significant to our operations including China, Brazil, Mexico, and Russia.

Our Position in the Industry

We participate predominantly in the hoist, crane, and monorail sector. We believe that the demand for our products and services will be aided by several growth drivers. These drivers include:

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

Safety Regulations -   Driven by workplace safety regulations such as the Occupational Safety and Health Act (OSHA) and the Americans with Disabilities Act in the U.S. and other safety regulations around the world, and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

Consolidation of Suppliers - In an effort to reduce costs and increase productivity, our channel partners and end-user customers are increasingly consolidating their suppliers. We believe that our broad product offering combined with our well established brand names will enable us to benefit from this consolidation and enhance our market share.

Our Competitive Strengths

Leading North American Market Positions -   We are a leading manufacturer and marketer of hoists, alloy and high strength carbon steel chain and forged fittings, and actuators in North America.  We have developed our leading market positions over our 139-year history by emphasizing safety, manufacturing excellence and superior service. Approximately 74% of our U.S. net sales for the year ended March 31, 2014 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest channel partners and end user customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:

Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Hoist, Trolleys and Components (1)	46%	#1	63%
Screw Jacks (2)	33%	#1	6%
Tire Shredders (3)	53%	#1	3%
Jib Cranes (4)	25%	#1	2%
			74%
_____________

(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2013.

(2)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2013.

(3)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2013.

(4)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalog's in 2013.

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

In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Pfaff, Shaw-Box and Yale, are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with powered and manual hoists and were first developed and marketed under these brand names in the early 1900's.  We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.  We innovate and continually introduce new products to meet our changing customer needs.  Products introduced or engineered for our customers during the last three fiscal years ended March 31, 2014 account for approximately 24.1% of our net sales.

Distribution Channel Diversity and Strength - Our products are sold to over 15,000 general and specialty distributors, end users and OEMs globally.  We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups.  There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with leading distributors, as well as forming new relationships.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling. Our largest distributor represents approximately 3% of our total net sales and our top 10 customers represent approximately 17% of our total net sales.

Expanding Non-U.S. Markets - We have significantly grown our non-U.S. sales since becoming a public company in 1996.  Our non-U.S. sales have grown from $34,300,000 (representing 16% of total sales) in fiscal 1996 to $251,902,000 (representing 43% of our total sales) during the year ended March 31, 2014.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific. We have nine offices in China to sell into this growing industrial market and eight offices in Latin America. Our non-U.S. business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

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

—
Expansion Outside the U.S. - Our continued expansion of our manufacturing facilities in China and Europe provides us with a cost efficient platform to manufacture and distribute certain of our products and components. We now operate 17 principal manufacturing facilities in 7 countries, with 34 stand-alone sales and service offices in 21 countries and 11 warehouse facilities in 5 countries.

—
Consolidated Purchasing Activities -   We continue to leverage our company-wide purchasing power through our commodity management teams that reduce our costs and manage fluctuations in commodity pricing, including steel.

—
Selective Integration and Outsourcing - We manufacture many of the critical parts and components used in the manufacture of our hoists and lifting systems, resulting in reduced costs. We also continue to evaluate outsourcing opportunities for non-critical operations and components.

Strong After-Market Sales and Support - We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and ultimate satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for replacement units and components and repair parts.  We maintain strong relationships with our distribution channel partners and provide prompt service to end-users of our products through our authorized network of 16 chain repair stations and over 200 certified hoist service and repair stations throughout North America. We also work closely with end users to design the appropriate lifting systems using our products to help them solve their material handling problems.

We also provide a wide variety of training and certification programs to the users of our products.  These training and certification programs include crane inspection and operation training and certification, hoist inspection and repair training and certification, various rigging training courses, load securement training, and CM entertainment technology equipment training and certification classes. In addition to our training classes, we offer free monthly safety webinars to Channel Partners and end-users. These webinars are designed to provide information and promote best practices on the proper use, installation, inspection and maintenance for a variety of material handling products.

Consistent Free Cash Flow Generation and Significant Debt Reduction—We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) through periods of economic uncertainty by continually controlling our costs, improving our working capital management and reducing the capital intensity of our manufacturing operations. In the past five years, despite the economic downturn, we have reduced total net debt (defined as total debt less cash and cash equivalents) by $28,865,000, from $68,849,000 to $39,984,000 at March 31, 2014 while funding three acquisitions all with cash. We manage our capital structure conservatively while maintaining flexibility to pursue attractive strategic growth opportunities.

Experienced Management Team with Equity Ownership - Our senior management team provides significant depth and continuity of experience in the material handling industry, supplemented by expertise in growing businesses, aggressive cost management, balance sheet management, efficient manufacturing techniques and acquiring and integrating businesses and global operations. This diverse experience has been critical to our success to date and will be instrumental to our long-term growth. Our directors and management promote the ownership of company stock by the executive officers and directors to align the interests of our leadership team with those of our stakeholders.

Our Strategy

Invest in New Products and Targeted Markets.    We intend to leverage our competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Introducing New Products—We continue to expand our business by developing new products and services and expanding the breadth of our product lines to address the material handling needs of our customers. We design our powered hoist products to meet applicable national and international standards such as ASME, FEM, DIN and other region-specific/application-specific standards to maximize product utility across global markets. We employ the StageGate process to enhance discipline and focus in our new product development program. New product sales (defined as new products introduced within the last three years and products engineered for our customers) amounted to $140,000,000 in the fiscal year ended March 31, 2014, or 24.1% of total sales exceeding our goal of having new products amounting to at least 20% of total sales.  New product sales amounted to $142,000,000 in the fiscal year ended March 31, 2013 (23.7% of total sales) and $121,000,000 in the fiscal year ended March 31, 2012 (20.4% of total sales).

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

—
Broadening Our Product Offering—Developing and offering a broad range of products to our channel partners is an important element of our strategy. Industrial channel partners offer a broad array of industrial components that are used by many end-user markets. We continue to review and add new material handling products to broaden our offerings.

Continue to Grow in Non-U.S. Markets -   Our non-U.S. sales of $251,902,000 comprised 43% of our net sales for the year ended March 31, 2014, as compared with $253,252,000, or 42% in fiscal 2013 and as compared to 16% of our net sales in fiscal 1996, the year we became a public company.  Although we have made significant progress, our goal is to continue to increase our presence outside the U.S to capitalize on the higher growth opportunities and continue to diversify our business profile. We presently sell to distributors in over 50 countries and have our primary non-U.S. manufacturing facilities in China, Germany, United Kingdom, Hungary, Mexico and France.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Asia-Pacific, Europe, and Latin America and have sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales in Asia-Pacific by manufacturing a broader array of high quality, low-cost products and components in China. We have developed and are continuing to expand upon new hoist and other products in compliance with global standards and international designs to enhance our global distribution.

Focus on Operational Excellence - Our objective is to provide the highest quality products and services at prices consistent with the value created for our customers. We continually evaluate our costs and challenge our global supply chain to reduce costs. Our view is that a market-focused sales and marketing effort along with low operating costs will prove to be successful for both our customers and for the Company. We continually seek ways to reduce our operating costs and increase our manufacturing productivity, while maintaining quality. Ongoing programs include our efforts to further develop our “Lean” culture throughout the organization, the expansion of our facilities within China, our continued search for new ways to leverage our purchasing power through combined sourcing and the continued focus on enhancing the efficiency of our global supply chain. Our operating leverage goal is for each incremental sales dollar to generate 30% to 40% of additional operating income.

Pursue Strategic Acquisitions and Alliances; Evaluate Existing Business Portfolio -   We intend to pursue synergistic acquisitions to complement our organic growth.  Priorities for such acquisitions include:  i. increasing international geographic penetration, particularly in the Asia-Pacific region and other emerging markets, and ii. further broadening our offering with complementary products.  Additionally, we continually challenge the long-term fit of our businesses for potential divestiture and redeployment of capital.

Our Business

ASC Topic 280 “Segment Reporting” establishes the standards for reporting information about operating segments in financial statements.   We provide our products and services through one operating and reportable segment.

We design, manufacture and distribute a broad range of material handling products for various applications. Products include a wide variety of electric and air-powered, lever, and hand hoists, hoist trolleys, winches, industrial crane systems such as bridge, gantry and jib cranes; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, logging tools and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters; tire shredders; and light-rail systems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and to a lesser extent, directly to end-users. The diverse end-users of our products are in a variety of industries including: manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater and sporting venues.

Products

Nearly 80% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000. Of our fiscal 2014 sales, $331,388,000 or 57% were U.S. and $251,902,000, or 43% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2014 and 2013:

	Fiscal Years Ended March 31,
	2014	2013
Hoists	69%	63%
Chain and rigging tools	13	15
Industrial cranes	3	7
Actuators and rotary unions	13	13
Other	2	2
	100%	100%

Hoists - We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 80 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, Yale and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy, mining, food services, entertainment and other markets. We also supply hoist trolleys, driven manually or by electric motors, that are used in conjunction with hoists.

We also offer several lines of standard and custom-designed, below-the-hook tooling, clamps, and textile strappings. Below-the-hook tooling, textile and chain slings and associated forgings, and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoisting or lifting applications.

Chain and Rigging Tools -   We manufacture alloy and carbon steel chain for various industrial and consumer applications. U.S. federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-AlloyTM brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications.

We produce a broad line of alloy and carbon steel closed-die forged chain attachments, including hooks, shackles, HammerloksTM, and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

In addition, we manufacture carbon steel forged and stamped products, such as load binders, logging tools and other securing devices, for sale to the industrial and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

Industrial Cranes -   We participate in the U.S. crane manufacturing and servicing markets through our offering of overhead bridge, jib and gantry cranes.  Our products are sold under the CES, Abell-Howe and Washington Equipment brands. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists and other crane components.

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

Overhead light rail workstations - With our recent acquisition of Unified Industries, Inc. we now manufacture and market overhead aluminum light rail workstations primarily used in automotive and other industrial applications. Our products are sold under the Unified Industries brand.

Other -   This category primarily includes tire shredders.  We have developed and patented a line of heavy equipment that shred whole tires, for use in recycling the various components of a tire including: rubber and steel. These recycled products also can be used as aggregate, playgrounds, sports surfaces, landscaping and other such applications, as well as scrap steel.

Sales and Marketing

Our sales and marketing efforts consist of the following programs:

Factory-Direct Field Sales and Customer Service -   We sell our products through our sales force of more than 110 sales people and through independent sales agents worldwide. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

Product Advertising -    We promote our products by advertising in leading trade journals as well as producing and distributing high quality information catalogs. We place targeted advertisements for hoists, chain, forged attachments, actuators, and cranes in key industrial publications.

Target Marketing -   We provide marketing literature to target specific end-user market sectors including entertainment, construction, energy, mining, and others.  This literature displays our broad product offering applicable to those sectors to enhance awareness at the end-user level within those sectors. We also employ vertical market specialists to support our field sales force to assist our customers with solving their material handling application needs.

Trade Show Participation -   Trade shows are an effective way to promote our products to distributors and end users.  Shows can range in size from distributor “open houses” to large, global shows such as CeMAT held in Hanover, Germany.   Through partnerships with our distributors, we have expanded our reach to the end user while strengthening our distribution network.  In fiscal 2014, we focused primarily on shows related to targeted industries.  Examples include: OTC (US) for oil & gas, MODEX (US) for material handling, MINExpo (US) for mining industry, LDI (US) for the entertainment industry, PALM Expo (China) for the entertainment industry, CEMAT ASIA for material handling, automation, transport/logistics industries, Prolight & Sound (Germany) for industrial equipment, Plasa (UK) for entertainment, Mecânica (Brazil) for automation and process controls, Rio for oil & gas (Brazil) and Expo Manejo de Materiales y Logística (Mexico) for handling of materials and logistics.

Industry Association Membership and Participation -   As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved in numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), and AMSE (American Society of Mechanical Engineers).

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

CMCO University - Launched in September 2013, CMCO University is a three-day training program designed to give our Channel Partners an intimate knowledge of Columbus McKinnon products. Held at the Columbus McKinnon Niagara Training Center, this program consists of classroom and hands-on training aimed at providing the sales and product information our Channel Partners need to select the right product for their end-users application and the tools to win in the marketplace.

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

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 16 chain repair service stations and over 200 certified hoist service and repair stations throughout North America. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have over 200 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, DuPont, General Electric, and many other industrial and entertainment organizations.

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

Backlog

Our backlog of orders at March 31, 2014 was approximately $86,801,000 compared to approximately $99,034,000 at March 31, 2013. The decrease in backlog at March 31, 2014 is primarily due to the timing of orders and shortened lead times. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers’ specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog reflect the project oriented nature of certain aspects of our business.

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

Major competitors for hoists are Konecranes, Terex (acquired Demag Cranes) and Kito (and its U.S. subsidiary Harrington); for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes, Terex (Demag Cranes) and a variety of independent crane builders; for actuators and rotary unions are Deublin, Joyce-Dayton and Nook Industries; and for tire shredders is Granutech.

Employees

At March 31, 2014, we had 2,626 employees; 1,466 in the U.S./Canada, 115 in Latin America, 834 in Europe and 211 in Asia. Approximately 13% of our employees are represented under four separate U.S. or Canadian collective bargaining agreements which terminate at various times between September 2014 and May 2017. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We believe that our relationship with our employees is good and that the risk of a disruption in production related to these negotiations is remote.

Raw Materials and Components

Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; and electro-mechanical components.  These commodities are all available from multiple sources.  We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our global purchasing group to take advantage of volume discounts.  We generally seek to pass on materials price increases to our channel partners and end-user customers.  We continue to monitor our costs and reevaluate our pricing policies.  Our ability to pass on these increases is determined by market conditions.

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

Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, overhead light rail workstations, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us as well as our crane-builder customers.

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements.  Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows.

We notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We investigated under the supervision of a DENR Registered Environmental Consultant (“the REC”) and have commenced voluntary clean-up at the facility. At this time, additional remediation costs are not expected to exceed the accrued balance of $245,000.

We have been a part of the Pendleton Site PRP Group since about 1993.  We sent its pickle liquor wastes from Tonawanda, NY to the Pendleton Site for treatment and disposal.  The Pendleton Site PRP Group signed an Order on Consent with the NYS DEC in 1996 and the cleanup was concluded in the early 2000s.  The Order on Consent required a post-construction operation and maintenance period of 30 years and we are required to pay its share of the costs associated with the operation and maintenance period.  These annual costs are approximately $50,000 of which we pay 13.4% or $6,700.  Reserves on the books are sufficient to cover these costs for the remainder of the operations and maintenance period.

For all of the currently known environmental matters, we have accrued as of March 31, 2014 a total of $352,000 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA in the U.S. and others outside the U.S. and regulations thereunder. We believe that we are in substantial compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results, financial condition, or liquidity.

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

Our industry is affected by changes in economic conditions outside our control, which can result in a general decrease in product demand from our customers. Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to maintain our revenues and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenues as a result of decreased demand may also reduce our planned growth and otherwise hinder our ability to improve our performance in connection with our long term strategy.

Our business is cyclical and is affected by industrial economic conditions.

Many of the end-users of our products are in highly cyclical industries, such as manufacturing, power generation and distribution, commercial construction, oil and gas exploration and refining, transportation, agriculture, logging, and mining that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. If there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

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

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2014, approximately 43% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing components in lower cost countries, in particular in China and Hungary. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

Our strategy depends on successful integration of acquisitions.

Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend on our ability to successfully implement our acquisition strategy, and the successful integration of acquired businesses into our existing business. We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully integrate acquired businesses into our existing business or expand into new markets, our sales and earnings growth could be reduced.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material after-tax effect on our financial condition or liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2014 consolidated financial statements included in Item 8 of this form 10K.

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

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $251,902,000 in our fiscal year ended March 31, 2014) are generated in foreign currencies, including principally the euro, the Canadian dollar, and the Brazilian real, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

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

For the most part, we depend on independent distributors to sell our products and provide service and aftermarket support to our end-user customers. Distributors play a significant role in determining which of our products are stocked at their locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitive products and services to our end-user customers. For the most part, we do not have written agreements with our distributors. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our ultimate customers could materially reduce our sales and profits.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Amherst, New York and, as of March 31, 2014, conducted our principal manufacturing at the following facilities:

Location		Products/Operations	Square Footage	Owned or Leased
1	Wadesboro, NC	Hoists	180,000	Owned
2	Lexington, TN	Chain	164,000	Owned
3	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
4	Damascus, VA	Hoists	97,000	Owned
5	Forging operation:
	Chattanooga, TN	Forged attachments	81,000	Owned
	Chattanooga, TN	Forged attachments	59,000	Owned
6	Ohio hoist operation:
	Salem, OH	Hoists	49,000	Leased
	Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
7	Wuppertal, Germany	Hoists	124,000	Leased
8	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
9	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
10	Asia operation:
	Hangzhou, China	Hoists	70,000	Owned
	Hangzhou, China	Hoists	82,000	Owned
11	Chester, England	Plate clamps	56,000	Owned
12	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
13	Eureka, IL	Cranes	91,000	Owned
14	Howell, MI	Overhead light rail workstations	35,000	Leased
15	Sarasota, FL	Tire shredders	25,000	Owned
16	Heilbronn, Germany	Actuators	23,000	Leased
17	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

In addition, we have a total of 45 sales offices, distribution centers and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.        Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly-owned New York State captive insurance subsidiary of which we are the sole policy holder.  The per occurrence limits on the self-insurance for general and product liability coverage were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter.  In addition to the per occurrence limits, our coverage is also subject to an annual aggregate limit, applicable to losses only.  These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2014.  We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

Like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue.  Based on this review, we do not believe that any of our pending asbestos-related claims will have a material impact on our business.  See Note 16 to our March 31, 2014 consolidated financial statements for more information on our asbestos claims.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2014, there were 583 holders of record of our common stock.

The Company's Board of Directors has approved the initiation of a regular quarterly dividend of $0.04 per common share, representing an annual dividend rate of $0.16 per share. The dividend was paid on May 19, 2014 to shareholders of record on May 9, 2014.

Our current credit agreement allows, but limits our ability to pay dividends.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market.

	Price Range of Common Stock
Year Ended March 31, 2013	High	Low
First Quarter	$16.25	$13.13
Second Quarter	16.22	13.77
Third Quarter	16.52	14.27
Fourth Quarter	20.84	15.87
Year Ended March 31, 2014
First Quarter	$21.97	$17.59
Second Quarter	25.23	21.40
Third Quarter	28.01	23.02
Fourth Quarter	27.20	24.72

On May 27, 2014, the closing price of our common stock on the Nasdaq Global Select Market was $29.94 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2009 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index, the S&P Midcap 400 Index, and the Dow Jones US Diversified Industrials Index

$350
$300
$250
$200
$150
$100
$50
$0
3/09
3/10
3/11
3/12
3/13
3/14
Columbus McKinnon Corporation
S&P Smallcap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Selected Financial Data

The consolidated balance sheets as of March 31, 2014 and 2013, and the related statements of operations, cash flows and shareholders’ equity for each of the three years ended March 31, 2014 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Year ended March 31st
	( In millions, except for per share data)
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net sales	$583.3	$597.3	$591.9	$524.1	$476.1
Cost of products sold	402.2	423.1	434.2	398.0	360.2
Gross profit	181.1	174.2	157.7	126.1	115.9
Selling expenses	69.0	65.6	64.9	62.9	64.4
General and administrative expenses	55.8	52.2	46.7	40.6	36.9
Restructuring charges (1)	—	—	(1.0)	2.2	16.5
Amortization of intangibles	2.0	2.0	2.0	1.8	1.9
Income (loss) from operations	54.3	54.4	45.1	18.6	(3.8)
Interest and debt expense	13.5	13.8	14.2	13.5	13.2
Cost of bond redemptions	—	—	—	3.9	—
Other (income) and expense, net	(1.9)	(2.0)	(1.9)	(3.9)	(4.2)
Income (loss) before income taxes	42.7	42.6	32.8	5.1	(12.8)
Income tax expense (benefit) (2) (3)	12.3	(35.7)	6.9	41.4	(5.3)
Income (loss) from continuing operations	30.4	78.3	25.9	(36.3)	(7.5)
Income (loss) from discontinued operations (4)	—	—	1.1	0.4	0.5
Net income (loss)	$30.4	$78.3	$27.0	$(35.9)	$(7.0)
Diluted earnings (loss) per share from continuing operations	$1.52	$3.98	$1.33	$(1.91)	$(0.40)
Basic earnings (loss) per share from continuing operations	$1.55	$4.03	$1.35	$(1.91)	$(0.40)
Weighted average shares outstanding – assuming dilution	20.0	19.7	19.5	19.0	19.0

Weighted average shares outstanding – basic	19.7	19.4	19.3	19.0	19.0

Balance Sheet Data (at end of period):
Total assets	$598.7	$566.9	$515.4	$478.9	$481.5
Total debt (5)	152.3	152.1	153.1	154.4	132.8
Total debt, net of cash and cash equivalents	40.0	30.4	63.6	74.3	68.8
Total shareholders’ equity	291.3	240.0	160.5	162.1	187.3

Other Data:
Net cash provided by operating activities	29.5	42.4	23.6	3.3	29.9
Net cash used in investing activities	(40.4)	(10.1)	(13.5)	(4.3)	(1.4)
Net cash provided by (used in) financing activities	1.7	(1.1)	0.5	15.8	(5.4)
Capital expenditures	(20.8)	14.9	13.8	12.5	7.2

(1)
Refer to “Results of Operations” in “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of the restructuring charges related to fiscal 2012.

(2)
The Company had a valuation allowance of $53,325,000 recorded as of March 31, 2012 due to the uncertainty of whether the Company's net operating loss carryforwards and deferred tax assets might ultimately be realized. The Company was able to utilize $14,567,000 of U.S. federal net operating loss carryforwards in fiscal 2013 which reduced the valuation allowance by $5,107,000.  As a result of the increased operating  performance of the Company over the past several years, the Company  reevaluated  the  certainty as to whether the  Company's  remaining net operating  loss  carryforwards  and other  deferred tax assets may ultimately be realized.  As a result of the determination that it is more likely than not that all of the remaining deferred tax assets will be realized with the exception of certain U.S. federal tax credit carryforwards, a significant portion of the remaining U.S. valuation allowance totaling $49,161,000 was reversed in fiscal 2013.

(3)
During 2011, the Company recorded non-cash charge of $42,983,000 included within its provision for income taxes.  As noted in footnote number (3) above, this valuation allowance was reversed in fiscal 2013. The majority of this charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S was necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

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
Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 139-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the Asian, Latin American and European marketplaces. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on market expansion, customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.
Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. We stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of October 31, 2017, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile.
Additionally, our revenue base is geographically diverse with approximately 43% derived from customers outside the U.S. for the year ended March 31, 2014. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have generally improved over the last several years. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.
From a strategic perspective, we are investing in global markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, load chain, forged fittings and actuators. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including energy, general industrial, entertainment, and mining.
Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase our operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved workplace safety, customer satisfaction, reduced defects, shortened lead times, improved inventory turns and on-time deliveries, reduced warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.
We continuously monitor market prices of steel. We purchase approximately $30,000,000 to $40,000,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral.
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

RESULTS OF OPERATIONS

Fiscal 2014 Compared to 2013

Fiscal 2014 sales were $583,290,000, down 2.3%, or $13,973,000 compared with fiscal 2013 sales of $597,263,000. Sales for the year were positively impacted by $10,218,000 by price increases, $4,983,000 by additional shipping days, and $470,000 due to net acquisition activity. Sales for the year were negatively impacted $30,203,000 due to a decrease in sales volume.  The decline in sales volume was due to weakness in our European business resulting from the impact of the recession and declines in our crane business servicing the heavy OEM vertical market. Favorable foreign currency translation impacted sales by $558,000.

Our gross profit was $181,048,000 and $174,231,000 or 31.0% and 29.2% of net sales in fiscal 2014 and 2013, respectively.  The fiscal 2014 increase in gross profit of $6,817,000 or 3.9% is the result of $10,218,000 in price increases, $3,198,000 in increased productivity, and $2,554,000 due to net acquisition and divestiture activity, partially offset by $6,561,000 in decreased volume, $1,536,000 in material inflation, and $1,067,000 in increased product liability costs.  Foreign currency translation had an favorable impact on gross profit of $11,000.

Selling expenses were $68,963,000 and $65,608,000 or 11.8% and 11.0% of net sales in fiscal years 2014 and 2013, respectively. The incremental increase in selling expenses relates to our recent acquisitions of Hebetechnik and Unified resulting in $1,464,000 of additional selling expenses as well as additional investments to grow our business in Europe and Latin America.  Additionally, foreign currency translation had a $378,000 favorable impact on selling expenses.

General and administrative expenses were $55,754,000 and $52,271,000 or 9.6% and 8.8% of net sales in fiscal 2014 and 2013, respectively. The increase in fiscal 2014 general and administrative expenses was primarily the result of $1,657,000 of atypical professional services associated with a large acquisition that was not consummated. Additional increases were primarily the result of investments in emerging markets, the implementation of the Company’s new enterprise management system, as well as general inflationary increases. Foreign currency translation had a $439,000 unfavorable impact on general and administrative expenses.

Amortization of intangibles was $1,981,000 and $1,981,000 fiscal 2014 and 2013, respectively and primarily relate to amortization of intangible assets acquired in connection with our fiscal 2009 acquisition of Pfaff.

Interest and debt expense was $13,492,000 and $13,757,000 or 2.3% of net sales in both the 2014 and 2013 fiscal years.

Investment income of $1,595,000 and $1,546,000, in fiscal 2014 and 2013, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange loss (gain) was $1,124,000 and $(45,000) in fiscal 2014 and 2013, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt.

Other income, net was $1,393,000 and $417,000 in fiscal 2014 and 2013, respectively. The increase in fiscal 2014 primarily relates to the sale of equity securities received in an insurance company demutualization.

Income tax expense (benefit) as a percentage of income from continuing operations before income tax expense was 28.8% and (83.7%) in fiscal 2014 and 2013, respectively. The unusual percentage experienced during the year ended March 31, 2013 is related to the reversal of a U.S. deferred tax asset valuation allowance of $49,161,000.

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

Income tax expense (benefit) as a percentage of income from continuing operations before income tax expense was (83.7%) and 21.0% in fiscal 2013 and 2012, respectively. The unusual percentage experienced during the year ended March 31, 2013 is related to the reversal of a U.S. deferred tax asset valuation allowance of $49,161,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $112,309,000, $121,660,000, and $89,473,000 at March 31, 2014, 2013 and 2012, respectively.

Cash flow provided by operating activities

Net cash provided by operating activities was $29,507,000, $42,378,000 and $23,587,000 in fiscal 2014, 2013 and 2012, respectively. The net cash provided by operating activities in fiscal 2014 consisted of $30,421,000 in net income. The slight improvement in net income over the prior year (before a $49,161,000 reversal of a U.S. non-cash charge originally booked in fiscal 2011) despite decreased sales is primarily due to higher gross profit. Net cash provided by operating activities in fiscal 2014 decreased as a result of a decrease in non-current liabilities of $7,727,000 and an increase in trade accounts receivable of $9,318,000 offset by a decrease in inventories of $1,312,000. The reduction in non-current liabilities was primarily due to a net decrease in accrued pension costs as a result of an $11,041,000 pension contribution and a decrease in accrued product liability costs. The increase in trade accounts receivable is primarily due to a significant increase in sales volume during the last month of our 2014 fiscal year.

Net cash provided by operating activities was $42,378,000 and $23,587,000 in fiscal 2013 and 2012 respectively. The net cash provided by operating activities in fiscal 2013 consisted of $29,135,000 in net income, before a $49,161,000 reversal of a U.S. non-cash charge (originally booked in fiscal 2011) related to the recording of valuation allowances against deferred tax assets. The improvement in net income was largely due to higher gross profit. In addition, net cash provided by operating activities in fiscal 2013 increased as a result of a decrease in inventories and trade accounts receivable of $10,106,000 and $6,712,000 respectively, offset by an increase in prepaid expenses of $1,283,000 and a decrease in trade accounts payable and accrued and non-current liabilities of $5,465,000 and $18,801,000 respectively. The reduction in accrued and non-current liabilities was due to a net decrease in customer deposits due to large projects in process at the end of the prior fiscal year and sales rebates earned in fiscal year 2012 and paid in fiscal 2013, a decrease in accrued product liability costs and a decrease in accrued pension costs.

Cash flow used by investing activities

Net cash used by investing activities was $40,425,000, $10,087,000 and $13,541,000 in fiscal 2014, 2013 and 2012, respectively. The net cash used by investing activities in fiscal 2014 consisted primarily of business acquisitions, net of cash acquired, of $22,169,000 and capital expenditures of $20,846,000 (of which $4,365,000 relates to the expansion of our China operations and $2,749,000 relates to implementation of our global ERP system) partially offset by $2,590,000 in net proceeds from the sale of marketable securities.

Net cash used by investing activities was $10,087,000 and $13,541,000 in fiscal 2013 and 2012, respectively. The net cash used by investing activities in fiscal 2013 consisted of $14,879,000 in capital expenditures (of which $3,953,000 relates to implementation of our global ERP system) partially offset by $2,357,000 in proceeds from the sale of assets and $2,435,000 in net proceeds from the sale of marketable securities.

Cash flow provided (used) by financing activities

Net cash provided (used) by financing activities was $1,739,000, $(1,086,000) and $474,000 in fiscal 2014, 2013 and 2012, respectively. The net cash provided by financing activities in fiscal 2014 primarily consisted of $2,194,000 from the issuance of stock options and offset by $858,000 in the repayment of debt.

Net cash (used) provided by financing activities was ($1,086,000) and $474,000 in fiscal 2013 and 2012, respectively. The net cash used by financing activities in fiscal 2013 primarily consisted of $1,066,000 repayment of debt and $684,000 payment in deferred financing costs related to the renewal of the Revolving Credit Facility.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of March 31, 2014, $39,960,000 of cash and cash equivalents were held by foreign subsidiaries.

We entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, we may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totaled $94,197,000 net of outstanding borrowings of $0 and outstanding letters of credit of $5,803,000 as of March 31, 2014.  The outstanding letters of credit at March 31, 2014 consisted of $1,174,000 in commercial letters of credit and $4,629,000 of standby letters of credit.  The unused portion of the New Revolving Credit Facility combined with our cash balance yields total liquidity of $206,506,000 at March 31, 2014.

Commitment fees are payable against the unused portion of the revolver based on the applicable rate. Interest on an outstanding borrowing used against the revolver is payable at varying rates depending on the type of outstanding borrowing and its associated interest rate plus its associated applicable rate. The two potential interest rates used are either a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”, or (c) LIBOR plus 100 basis points) or a Eurocurrency Rate (equivalent to LIBOR plus a Mandatory Cost).

The applicable rate is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio and borrowing type at March 31, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of March 31, 2014. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio of 3.50x and maximum annual capital expenditures of $30,000,000. Our actual fixed charges coverage ratio and total leverage ratio, as calculated per the terms of our New Revolving Credit Facility, were 3.99x and 0.64x, respectively, at March 31, 2014.

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

The gross balances of deferred financing costs were $4,133,000 and $4,133,000 as of March 31, 2014 and 2013, respectively.  The accumulated amortization balances were $1,531,000 and $934,000 as of March 31, 2014 and 2013, respectively.

Our capital lease obligations related to property and equipment leases amounted to $3,608,000 at March 31, 2014. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2014, significant unsecured credit lines totaled approximately $7,160,000, of which $0 was drawn. In addition, unsecured lines of $13,150,000 were available for bank guarantees issued in the normal course of business of which $5,007,000 was utilized.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2014, by period of estimated payments due:

	Total	Fiscal 2015	Fiscal 2016- Fiscal 2017	Fiscal 2018- Fiscal 2019	More Than Five Years
Long-term debt obligations (a)	$153.6	$1.6	$1.4	$150.6	$—
Operating lease obligations (b)	32.7	6.3	8.6	5.8	12.0
Purchase obligations (c)	—	—	—	—	—
Interest obligations (d)	57.5	12.0	23.8	21.7	—
Letter of credit obligations	5.8	5.8	—	—	—
Bank guarantees	5.0	5.0
Uncertain tax positions	2.4	—	2.4	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	65.0	—	15.3	8.2	41.5
Total	$322.0	$30.7	$51.5	$186.3	$53.5

(a)	As described in Note 12 to consolidated financial statements.

(b)	As described in Note 19 to consolidated financial statements.

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

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements and enhance safety. Our capital expenditures for fiscal 2014, 2013 and 2012 were $20,846,000, $14,879,000 and $13,765,000, respectively. Excluded from fiscal 2014 capital expenditures is $2,624,000 in property, plant and equipment purchases included in accounts payable at March 31, 2014. We expect capital expenditure spending in fiscal 2015 to be in the range of $20,000,000 to $25,000,000, excluding acquisitions and strategic alliances.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, increases in U.S. employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.  With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers.  We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases.  We will continue to monitor our costs and reevaluate our pricing policies.

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

DIVESTITURE

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

Revenue Recognition. Sales are recorded when title passes to the customer which is generally at the time of shipment to the customer. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. Sales tax is excluded from revenue.

Pension and Other Postretirement Benefits.    The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 13 to our fiscal 2014 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs. Changes in these assumptions can result in the calculation of different plan expense and liability amounts.  Further, actual experience can differ from the assumptions.

The weighted average pension discount rate assumptions of 4.60%, 4.35%, and 4.70%, as of March 31, 2014, 2013, and 2012, respectively, are based on long-term AA rated corporate and municipal bond rates. The increase in the discount rate for fiscal 2014 resulted in a $9,200,000 decrease in the projected benefit obligation. The decrease in the discount rates for fiscal 2013 resulted in an $9,300,000 increase in the projected benefit obligation. The rate of return on plan assets assumptions of 7.5% for each of the years ended March 31, 2014, 2013 and 2012 is based on the targeted plan asset allocation (approximately 65% equities and 35% fixed income) and their long-term historical returns. Our under-funded status for all pension plans as of March 31, 2014 and 2013 was $37,457,000 and $62,163,000, or 16.6% and 27.1% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2014 and 2013 were approximately $11,041,000 and $10,328,000, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2015 fiscal year is expected to approximate $2,973,000, less than the fiscal 2014 amount of $5,838,000.  Pension funding contributions for the March 31, 2015 fiscal year is expected to remain the same as compared to fiscal 2014. The compensation increase assumption of 2% as of March 31, 2014, 2013, and 2012 is based on expected wage trends and historical patterns.

The healthcare costs inflation assumptions of 7.0% 7.5%, and 8.0% for fiscal 2014, 2013, and 2012, respectively, are based on anticipated trends.  While the healthcare inflation rate assumptions have been decreasing, healthcare costs continue to outpace inflation in the U.S.

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

Goodwill impairment testing.  Our goodwill balance of $119,303,000 as of March 31, 2014 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have five reporting units, only three of which have goodwill. Our Unified Industries, Duff-Norton, and Rest of Products reporting units have goodwill totaling $6,980,000, $9,865,000, and $102,458,000, respectively, at March 31, 2014.

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

We performed our qualitative assessment as of February 28, 2014 and determined that it was not more likely than not that the fair value of each of our reporting units other than Duff-Norton was less than that its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units other than the Duff-Norton reporting unit.

In order to perform the two-step impairment test, we use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The discount rates utilized for each reporting unit reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

We performed step one of the two-step impairment test for the Duff-Norton reporting unit. Testing goodwill for impairment under the two-step method requires us to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first five years of our projections was approximately 5%. The terminal value was calculated assuming a projected growth rate of 4.5% after five years. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. Operating profit margins were projected to return to historical norms in fiscal 2015 and 2016. The estimated weighted-average cost of capital for the reporting units was determined to be 12.8% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Duff-Norton reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $1,128,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $3,296,000 for the Duff-Norton reporting unit. Even with such changes the fair value of the reporting units would be greater than their net book values as of February 28, 2014, necessitating no Step 2 calculations.

Purchase Price Allocations for Business Combinations. During the fiscal year ended March 31, 2014, we completed two business combinations for a total purchase price of $22,354,000. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and assigned value to engineered drawings, customer relationships, trademarks and names, backlog, and non-compete contracts. We estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models and estimates of replacement cost. These valuations support the conclusion that identifiable intangible assets had a value of $8,659,000. The resulting goodwill was $12,304,000.

Assigning value to intangible assets requires estimates used in projecting relevant future cash flows and estimates of replacement costs, in addition to estimating useful lives of such assets.

Accounts Receivable Reserves.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable aging. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  At March 31, 2014 the allowance for doubtful accounts totaled $2,323,000.

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

Balance as of March 31, 2014
Property, plant and equipment, net	$78.7
Acquired intangibles with estimable useful lives	20.8
Other assets	7.9

Impairment may exist if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  The impairment loss, if any, would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value as determined by appropriate valuation techniques.

Marketable Securities.  On a quarterly basis, we review our marketable securities for declines in market value that may be considered other than temporary.  We generally consider market value declines to be other than temporary if there are declines for a period longer than six months and in excess of 20% of original cost.  We also consider the nature of the underlying investments and other market conditions or when other evidence indicates impairment.

Deferred Tax Asset Valuation Allowance.   In fiscal years 2013 and 2012 income taxes as a percentage of income before income taxes were not reflective of U.S. statutory rates.  The Company had a valuation allowance of $53,325,000 at March 31, 2012 due to the uncertainty of whether U.S. federal and certain foreign net operating loss carryforwards ("NOLs") and deferred tax assets might ultimately be realized.  In fiscal year 2013, we utilized the remaining U.S. federal NOLs thereby, reducing the valuation allowance by $5,107,000.  As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized.  Management concluded that it is more likely than not that almost all of the remaining deferred tax assets will be realized; therefore, $49,161,000 of the remaining U.S. valuation allowance was reversed as of March 31, 2013.

Effects of New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists." ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any sales or liquidations of a foreign subsidiary.

In February 2013, the FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012. The Company adopted this ASU in fiscal 2014. Refer to Footnote 23 for further details.

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

In fiscal 2014, 43% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso, the Brazilian real, and the Chinese yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $1,400,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $3,659,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases, denominated in a foreign currency. The notional amount of those derivatives is $3,402,000 and all contracts mature within fourteen months of March 31, 2014.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by evaluating the need to enter into financial instrument transactions as appropriate. At March 31, 2014, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2014 and 2013, all of our outstanding debt had fixed interest rates.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2014:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 29, 2014

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$112,309	$121,660
Trade accounts receivable, less allowance for doubtful accounts ($2,323 and $2,256, respectively)	93,223	80,224
Inventories	97,576	94,189
Prepaid expenses and other	23,444	17,905
Total current assets	326,552	313,978
Net property, plant, and equipment	78,687	65,698
Goodwill	119,303	105,354
Other intangibles, net	20,842	13,395
Marketable securities	21,941	23,951
Deferred taxes on income	23,406	37,205
Other assets	7,943	7,286
Total assets	$598,674	$566,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,359	$34,329
Accrued liabilities	52,348	48,884
Current portion of long-term debt	1,588	1,024
Total current liabilities	89,295	84,237
Senior debt, less current portion	2,020	2,641
Subordinated debt	148,685	148,412
Other non-current liabilities	67,388	91,590
Total liabilities	307,388	326,880
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 19,806,300 and 19,507,939 shares issued and outstanding	198	195
Additional paid-in capital	198,546	192,308
Retained earnings	133,820	104,191
ESOP debt guarantee: 8,369 and 33,980 shares	(142)	(552)
Accumulated other comprehensive loss	(41,136)	(56,155)
Total shareholders’ equity	291,286	239,987
Total liabilities and shareholders’ equity	$598,674	$566,867

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$583,290	$597,263	$591,945
Cost of products sold	402,242	423,032	434,227
Gross profit	181,048	174,231	157,718
Selling expenses	68,963	65,608	64,860
General and administrative expenses	55,754	52,271	46,677
Restructuring (gain) charges, net	—	—	(1,037)
Amortization of intangibles	1,981	1,981	2,074
Income from operations	54,350	54,371	45,144
Interest and debt expense	13,492	13,757	14,214
Investment (income) loss	(1,595)	(1,546)	(1,018)
Foreign currency exchange loss (gain)	1,124	(45)	316
Other income, net	(1,393)	(417)	(1,179)
Income from continuing operations before income tax expense (benefit)	42,722	42,622	32,811
Income tax expense (benefit)	12,301	(35,674)	6,896
Income from continuing operations	30,421	78,296	25,915
Income from discontinued operations (net of tax)	—	—	1,052
Net income	$30,421	$78,296	$26,967

Average basic shares outstanding	19,655	19,425	19,272
Average diluted shares outstanding	19,950	19,687	19,512

Basic income per share:
Income from continuing operations	$1.55	$4.03	$1.35
Income from discontinued operations	—	—	0.05
Basic income per share	$1.55	$4.03	$1.40

Diluted income per share:
Income from continuing operations	$1.52	$3.98	$1.33
Income from discontinued operations	—	—	0.05
Diluted income per share	$1.52	$3.98	$1.38

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	March 31,
	2014	2013	2012
	(In thousands)
Net income	$30,421	$78,296	$26,967
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,067	(2,183)	(4,621)
Pension liability adjustments, net of taxes of $(8,086), $52, and $438	12,595	(362)	(31,617)

Other post retirement obligations adjustments, net of taxes of $(49), $(242), and $0	75	381	1,778

Split-dollar life insurance arrangement adjustments, net of taxes of $(43), $(47), and $0	68	76	48

Change in derivatives qualifying as hedges, net of taxes of $(119), $159, and $12	254	(388)	(246)
Change in investments:
Unrealized holding gain arising during the period, net of taxes of $(35), $(406), and $0 *	395	725	1,358
Reclassification adjustment for gain included in net income, net of taxes of $773, $268, and $0 *	(1,435)	(497)	(157)
Net change in unrealized gain (loss) on investments	(1,040)	228	1,201
Total other comprehensive income (loss)	15,019	(2,248)	(33,457)
Comprehensive income (loss)	$45,440	$76,048	$(6,490)

* The zero net deferred tax benefit related to the change in derivatives for our domestic subsidiaries qualifying as hedges, unrealized holding gains and losses, and reclassification adjustments during the year ended 2012 is due to the related deferred tax asset valuation allowance.

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($.01 par value)	Additional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2011	$191	$184,884	$(1,072)	$(1,407)	$(20,450)	$162,146
Net income 2012	—	—	26,967	—	—	26,967
Change in foreign currency
translation adjustment	—	—	—	—	(4,621)	(4,621)
Change in net unrealized gain on investments, net of tax of $0	—	—	—	—	1,201	1,201
Change in derivatives qualifying as hedges, net of tax of $12					(246)	(246)
Change in pension liability and postretirement obligations, net of tax of $438	—	—	—	—	(29,791)	(29,791)
Stock compensation - directors	—	360	—	—	—	360
Stock options exercised, 171,970 shares	2	1,436	—	—	—	1,438
Stock compensation expense	—	2,553	—	—	—	2,553
Earned 26,872 ESOP shares	—	27	—	432	—	459
Balance at March 31, 2012	$193	$189,260	$25,895	$(975)	$(53,907)	$160,466
Net income 2013	—	—	78,296	—	—	78,296
Change in foreign currency
translation adjustment	—	—	—	—	(2,183)	(2,183)
Change in net unrealized gain on investments, net of tax of $(138)	—	—	—	—	228	228
Change in derivatives qualifying as hedges, net of tax of $159	—	—	—	—	(388)	(388)
Change in pension liability and postretirement obligations, net of tax of $(237)	—	—	—	—	95	95
Stock compensation - directors	—	361	—	—	—	361
Stock options exercised, 39,878 shares	2	293	—	—	—	295
Stock compensation expense	—	2,973	—	—	—	2,973
Tax effect of exercise of stock options	—	(576)	—	—	—	(576)
Earned 26,480 ESOP shares	—	(3)	—	423	—	420
Balance at March 31, 2013	$195	$192,308	$104,191	$(552)	$(56,155)	$239,987
Net income 2014	—	—	30,421	—	—	30,421
Dividends declared	—	—	(792)	—	—	(792)
Change in foreign currency translation adjustment	—	—	—	—	3,067	3,067
Change in net unrealized gain on investments, net of tax of $695	—	—	—	—	(1,040)	(1,040)
Change in derivatives qualifying as hedges, net of tax of $119	—	—	—	—	254	254
Change in pension liability and postretirement obligations, net of tax of $8,178	—	—	—	—	12,738	12,738
Stock compensation - directors	—	315	—	—	—	315
Stock options exercised, 229,516 shares	2	2,192	—	—	—	2,194
Stock compensation expense	—	3,318	—	—	—	3,318
Tax effect of exercise of stock options	—	613	—	—	—	613
Earned 25,611 ESOP shares	—	195	—	410	—	605
Restricted stock units released, 56,203 shares, net of shares withheld for minimum statutory tax obligation	1	(395)	—	—	—	(394)
Balance at March 31, 2014	$198	$198,546	$133,820	$(142)	$(41,136)	$291,286

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2014	2013	2012
Operating activities:	(In thousands)
Net income	$30,421	$78,296	$26,967
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(1,052)
Depreciation and amortization	13,380	12,115	11,862
Deferred income taxes	5,031	(42,047)	(910)
Gain on sale of real estate/investments and other	(2,332)	(827)	(1,958)
Amortization/write-off of deferred financing costs and discount on subordinated debt	870	592	383
Stock-based compensation	3,633	3,334	2,913
Gain on re-measurement of investment	—	—	(850)
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(9,318)	6,712	(9,823)
Inventories	1,312	10,106	(17,489)
Prepaid expenses and other	(3,750)	(1,283)	3,232
Other assets	(273)	(354)	544
Trade accounts payable	(2,821)	(5,465)	3,862
Accrued liabilities	1,081	(12,268)	5,010
Non-current liabilities	(7,727)	(6,533)	896
Net cash provided by operating activities	29,507	42,378	23,587
Investing activities:
Proceeds from sale of marketable securities	6,689	6,573	5,747
Purchases of marketable securities	(4,099)	(4,138)	(5,190)
Capital expenditures	(20,846)	(14,879)	(13,765)
Proceeds from sale of assets	—	2,357	1,971
Purchases of businesses, net of cash	(22,169)	—	(3,356)
Net cash used for investing activities from continuing operations	(40,425)	(10,087)	(14,593)
Net cash provided by investing activities from discontinued operations	—	—	1,052
Net cash used for investing activities	(40,425)	(10,087)	(13,541)
Financing activities:
Proceeds from exercise of stock options	2,194	295	1,436
Payments under line-of-credit agreements	(7)	(54)	(361)
Repayment of debt	(858)	(1,066)	(1,036)
Payment of deferred financing costs	—	(684)	—
Change in ESOP debt guarantee	410	423	435
Net cash provided by (used for) financing activities	1,739	(1,086)	474
Effect of exchange rate changes on cash	(172)	982	(1,186)
Net change in cash and cash equivalents	(9,351)	32,187	9,334
Cash and cash equivalents at beginning of year	121,660	89,473	80,139
Cash and cash equivalents at end of year	$112,309	$121,660	$89,473

Supplementary cash flows data:
Interest paid	$13,003	$13,115	$14,206
Income taxes paid, net of refunds	$11,769	$9,419	$5,394
Property, plant and equipment purchases included in trade accounts payable	$2,624	—	—
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation (the Company) is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During fiscal 2014, approximately 57% of sales were to customers in the United States.

2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $2,492,000, $2,900,000, and $3,500,000 in fiscal 2014, 2013, and 2012, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

In the U.S., approximately 13% of the Company’s employees are represented by five separate collective bargaining agreements which terminate at various times between September 2014 and May 2017 with approximately 3% represented by collective bargaining agreements which expire within 12 months.

Consolidation

These consolidated financial statements include the accounts of the Company and its global subsidiaries; all significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss (gain). There were losses/(gains), including changes in the fair value of derivatives, on foreign currency transactions of approximately $1,124,000, $(45,000), and $316,000 in fiscal 2014, 2013, and 2012, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  The Company’s one segment is subdivided into five reporting units.

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

To perform the two-step impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

The Company performed its qualitative assessment as of February 28, 2014 and determined that it was not more likely than not that the fair value of each of its reporting units other than Duff-Norton was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units other than the Duff-Norton reporting unit.

The Company performed step one of the two-step impairment test for the Duff-Norton reporting unit. Based on the results of the impairment test, the Company determined that the Duff-Norton reporting unit's fair value was not less than its applicable carrying value. See Note 9 for further discussion of goodwill and intangible assets.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

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

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  The straight line method is used for customer relationships.  As a result of the negligible attrition rate in our customer base, the difference between the straight line method and attrition method is not considered significant.  The estimated useful lives for our intangible assets range from 2 to 25 years.

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 40% and 44% of inventories at March 31, 2014 and March 31, 2013, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the consolidated statements of operations within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results. Included within Other assets is a building that is held for sale in the amount of $854,000 at March 31, 2014. The building was closed as part of the Company's fiscal 2010 restructuring activities.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Research and Development

Research and development costs as defined in ASC Topic 730, “Research and Development,” were $5,470,000, $5,172,000, and $4,497,000 for the years ended March 31, 2014, 2013 and 2012, respectively, and are classified as general and administrative expense in the consolidated statements of operations.

Revenue Recognition, Accounts Receivable and Concentration of Credit Risk

Sales are recorded when title passes to the customer which is generally at time of shipment to the customer. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. Sales tax is excluded from revenue.

Shipping and Handling Costs

Shipping and handling costs are a component of cost of products sold.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on the grant date fair value of the award.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. See Note 15 for further discussion of stock-based compensation.

Leases

All leases are reviewed for capital or operating classification at their inception. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option periods included in the determination of the lease term.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Warranties

The Company offers warranties for certain products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year and for certain products a lifetime warranty. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim. Changes in the Company’s product warranty accrual are as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2014	2013
Balance at beginning of year	$791	$1,070
Accrual for warranties issued	1,573	2,267
Warranties settled	(1,605)	(2,546)
Balance at end of year	$759	$791

3.    Acquisitions

On June 1, 2013, the Company acquired 100% of the outstanding common shares of Hebetechnik Gesellschaft m.b.H (“Hebetechnik”) located in Austria, a privately owned company with annual sales of approximately $10,000,000. Hebetechnik has been a value-added partner of the Company in the lifting industry in the Austrian market for over 20 years. The results of Hebetechnik are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Hebetechnik is not considered significant to the Company’s consolidated financial position and results of operations.
The acquisition of Hebetechnik was funded with existing cash. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $5,324,000 was recorded as goodwill. The identifiable intangible asset consists of order backlog at the date of the acquisition and is estimated to have a three month useful life. Goodwill recorded in connection with the acquisition will be deductible for Austrian tax purposes. The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	212
Other current assets	58
Property, plant and equipment	446
Goodwill	5,324
Long term debt	(193)
Total	$5,847

On February 28, 2014 the Company acquired 100% of the outstanding common shares of Unified Industries, Inc. (“Unified”) located in Howell, Michigan, a privately-owned company with annual sales of approximately $13,000,000. Unified designs, manufacturers and markets overhead aluminum light rail workstations primarily used in automotive and other industrial applications. Unified's products are a natural extension of the Company's hoist portfolio and are expected to broaden the scope of the Company's bundled product solutions. The results of Unified are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Unified is not considered significant to the Company’s consolidated financial position and results of operations.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The acquisition of Unified was funded with existing cash. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $6,980,000 was recorded as goodwill. The identifiable intangible assets acquired include engineered drawings of $4,960,000, customer relationships of $2,300,000, trademark and trade names of $1,200,000, backlog of $185,000, and non-compete agreements of $14,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 20.3 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for U.S. income tax purposes.
The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	3,854
Property, plant and equipment	210
Identifiable intangible assets	8,659
Other long term assets	97
Other long term liabilities	(3,293)
Goodwill	6,980
Total	$16,507

For both Unified and Hebetechnik, goodwill represents future economic benefits arising from other assets acquired that do not meet the criteria for separate recognition apart from goodwill, including assembled workforce,  growth opportunities and increased presence in the markets served by the target companies.

See Note 5 for assumptions used in the valuing of the intangible assets acquired.

 4.     Divestitures

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

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

The fair market value of unearned ESOP shares is determined based on the quoted market value of the Company’s stock and consequently, the fair value is based on Level 1 inputs.

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$21,941	$21,941	$—	$—
Derivative liabilities	(42)	—	(42)	—

Disclosed at fair value:
Subordinated debt	$(161,250)	$—	$(161,250)	$—
Senior debt	(3,608)	—	(3,608)	—
Unearned ESOP shares	241	241	—	—

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$23,951	$23,951	$—	$—
Derivative liabilities	(512)	—	(512)	—
Other equity investments	1,508	1,508	—	—

Disclosed at fair value:
Subordinated debt	$(160,500)	$—	$(160,500)	$—
Senior debt	(3,665)	—	(3,665)	—
Unearned ESOP shares	669	669	—	—

The Company did not have any nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,685,000 and $148,412,000 at March 31, 2014 and 2013, respectively.

Interest and dividend income on marketable securities are recorded in investment (income) loss.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive loss, to the extent that the derivative qualifies as a hedge under the provisions of ASC Topic 815. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.  During fiscal 2009, the Company reduced the cost bases of certain marketable securities since it was determined that the unrealized losses on those securities were other than temporary in nature.  This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000, classified within investment (income) loss. During fiscal 2014, 2013, and 2012, the Company sold a portion of these previously written down investments, which resulted in the recognition of gains of approximately $350,000, $242,000, and $1,852,000, respectively.

Assets and liabilities that were measured on a non-recurring basis during fiscal 2014 include assets and liabilities acquired in connection with the acquisitions of Hebetechnik and Unified described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. For Unified, significant valuation inputs included an attrition rate of 8% for customer relationships, an engineering cost per hour of $57.20 for the engineered drawings, and a royalty rate of 1.5% for trademark and trade names. For Hebetechnik, significant valuation inputs included a weighted average cost of capital of 12.3%.

Additional assets and liabilities that were measured on a non-recurring basis during fiscal 2014 include the net assets of the Company’s Duff-Norton reporting unit. This measurement has been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applied the provisions of ASC Topic 350-20-35-1 during the annual goodwill impairment test performed as of February 28, 2014. Step 1 of the goodwill impairment test consisted of determining a fair value of the Company’s Duff-Norton reporting unit. The fair value for the Company’s Duff-Norton reporting unit cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of its Duff-Norton reporting unit, using Level 3 inputs. To estimate the fair value of the Duff Norton reporting unit, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first five years of the projections was approximately 5%. The terminal value was calculated assuming a projected growth rate of 4.5% after five years. The estimated weighted-average cost of capital for the reporting units was determined to be 12.8% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.

See Note 9 for additional discussion on the Company's goodwill impairment assessment and the conclusions reached.

6.     Inventories

Inventories consisted of the following:

	March 31,
	2014	2013
At cost—FIFO basis:
Raw materials	$55,072	$52,900
Work-in-process	12,338	10,813
Finished goods	49,649	50,722
	117,059	114,435
LIFO cost less than FIFO cost	(19,483)	(20,246)
Net inventories	$97,576	$94,189

There were LIFO liquidations resulting in $830,000, $1,482,000 and $2,173,000 of additional income in fiscal 2014, 2013 and 2012 income, respectively.

7.     Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. Based on this assessment, no other-than-temporary impairment charge has been recorded during fiscal 2014, 2013, or 2012.

During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost basis of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment (income) loss. There were no other than temporary impairments for the years ended March 31, 2014, 2013, and 2012. Since fiscal 2009, the Company has sold nearly all of these previously written down investments, which resulted in the recognition of gains of approximately $350,000, $242,000, and $1,852,000 in fiscal 2014, 2013, and 2012 respectively.

The following is a summary of available-for-sale securities at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,078	$2,013	$150	$21,941

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2014 are as follows:

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$2,971	$55
Securities in a continuous loss position for more than 12 months	2,963	95
	$5,934	$150

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at March 31, 2014 were temporary in nature.

Net realized gains related to sales of marketable securities are included in investment (income) loss in the consolidated statements of operations and were $854,000, $764,000, and $152,000, in fiscal 2014, 2013 and 2012, respectively.

In addition to the above, during the year ended March 31, 2014 the Company sold certain equity securities previously recorded on the consolidated statement of operations in prepaid expenses and other resulting in a gain of $1,354,000. This gain has been recorded within other income, net in the consolidated statement of operations.

The following is a summary of available-for-sale securities at March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$21,635	$2,335	$19	$23,951

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2013 are as follows:

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$3,040	$19
Securities in a continuous loss position for more than 12 months	—	—
	$3,040	$19

Net unrealized gains included in the balance sheet amounted to $1,863,000 at March 31, 2014 and $2,316,000 at March 31, 2013. The amounts, net of related deferred tax liabilities of $95,000 and $253,000 at March 31, 2014 and 2013, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

In addition to the above, the Company has included unrealized gains of $745,000 as of the period ending March 31, 2013, net of deferred tax liabilities, within accumulated other comprehensive loss related to an investment recorded in prepaid expenses and other current assets.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2014	2013
Land and land improvements	$3,428	$3,574
Buildings	25,143	25,377
Machinery, equipment, and leasehold improvements	150,449	133,250
Construction in progress	17,891	16,302
	196,911	178,503
Less accumulated depreciation	118,224	112,805
Net property, plant, and equipment	$78,687	$65,698

Buildings include assets recorded under capital leases amounting to $4,779,000 and $4,730,000 for the years ended March 31, 2014 and 2013.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $6,260,000 and $5,631,000 for the years ended March 31, 2014 and 2013, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $9,027,000 and $7,558,000 at March 31, 2014 and 2013, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $11,399,000, $10,134,000, and $9,788,000, for the years ended March 31, 2014, 2013 and 2012, respectively.

Gross property, plant, and equipment includes capitalized software costs of $20,972,000 and $14,929,000 at March 31, 2014 and 2013, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $5,343,000 and $1,945,000 at March 31, 2014 and 2013 respectively.  Amortization expense on capitalized software costs was $3,449,000, $499,000, and $179,000 during the years ended March 31, 2014, 2013, and 2012, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

9.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has five reporting units as of March 31, 2014 and four reporting units as of March 31, 2013.  Only three of the five reporting units carried goodwill at March 31, 2014 and only two of the four reporting units carried goodwill at March 31, 2013. The Unified Industries reporting unit (which designs, manufacturers and markets overhead light rail workstations) was acquired in fiscal 2014 and had goodwill of $6,980,000 at March 31, 2014. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,865,000 and $9,770,000 at March 31, 2014 and 2013, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings design, manufacturing, and distribution businesses) had goodwill of $102,458,000 and $95,584,000 at March 31, 2014 and 2013, respectively.

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

The Company performed its qualitative assessment as of February 28, 2014 and determined that it was not more likely than not that the fair value of each of its reporting units other than Duff-Norton was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units other than the Duff-Norton reporting unit.

In accordance with ASC Topic 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using the income approach and market approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon the Company’s historical experience, current market trends and future expectations.

The Company performed step one of the two-step impairment test for the Duff-Norton reporting unit. Based on the results of the two-step impairment test, the Company determined that the Duff-Norton reporting unit's fair value was not less than its applicable carrying value.

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

A summary of changes in goodwill during the years ended March 31, 2014 and 2013 is as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Balance at April 1, 2012	$106,435
Currency translation	(1,081)
Balance at March 31, 2013	105,354
Acquisition of Hebetechnik (See Note 3)	$5,324
Acquisition of Unified (See Note 3)	6,980
Currency translation	1,645
Balance at March 31, 2014	$119,303

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of March 31, 2014 and 2013, respectively. There were no goodwill impairment losses recorded in fiscal 2014, 2013, or 2012.

Intangible assets at March 31, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,969	$(1,799)	$4,170
Indefinite lived trademark	1,200	—	1,200
Customer relationships	17,453	(7,779)	9,674
Acquired technology	4,960	(17)	4,943
Other	1,135	(280)	855
Balance at March 31, 2014	$30,717	$(9,875)	$20,842

Intangible assets at March 31, 2013 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,556	$(1,370)	$4,186
Customer relationships	14,166	(5,894)	8,272
Other	1,235	(298)	937
Balance at March 31, 2013	$20,957	$(7,562)	$13,395

The Company’s intangible assets that are considered to have finite lives are amortized.  The weighted-average amortization periods are 18 years for trademarks, 11 years for customer relationships, 25 years for acquired technology, 12 years for other, and 14 years in total. Trademarks with a book value of $1,200,000 have an indefinite useful life and are therefore not being amortized. Total amortization expense was $1,981,000, $1,981,000, and $2,074,000 for fiscal 2014, 2013, and 2012, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $2,400,000. The increase in the annual amortization expense for the succeeding five years as compared to the previous three years relates to the acquisition of Unified in fiscal year 2014.

10.     Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL”, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange loss (gain) in the Company’s condensed consolidated statement of operations and retained earnings. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company’s condensed consolidated statements of operations and retained earnings. The cash flow effects of derivatives are reported within net cash provided by operating activities.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency assets and liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $3,659,000 and all contracts mature within twelve months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivatives is $3,402,000 and all contracts mature within fourteen months of March 31, 2014.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with two different counterparties as of March 31, 2014.

The Company's agreements with its foreign exchange contract counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.   As of March 31, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2014, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2014 fair values reflected in the table below. During the year ended March 31, 2014, the Company was not in default of any of its derivative obligations.

From its March 31, 2014 balance of accumulated other comprehensive loss, the Company expects to reclassify approximately $188,000 out of accumulated other comprehensive loss during the next 12 months.

The following is the effect of derivative instruments on the consolidated statement of operations for the years ended March 31, 2014, 2013, and 2012 (in thousands):

Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2014	$70	Cost of products sold	$(184)
2013	$(256)	Cost of products sold	$132
2012	$24	Cost of products sold	$183

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
March 31,
2014	Foreign currency exchange (gain) loss	$55
2013	Foreign currency exchange (gain) loss	(478)
2012	Foreign currency exchange (gain) loss	(556)

As of March 31, 2014 and 2013, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the consolidated balance sheet as of March 31, 2014 and 2013 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2014	2013
Foreign exchange contracts	Other Assets	$—	$8
Foreign exchange contracts	Accrued Liabilities	(141)	(511)

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2014	2013
Foreign exchange contracts	Other Assets	$163	$95
Foreign exchange contracts	Accrued Liabilities	(64)	(104)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2014	2013
Accrued payroll	$21,259	$19,955
Interest payable	2,015	2,123
Accrued workers compensation	560	1,127
Accrued income taxes payable	2,737	2,996
Accrued health insurance	2,790	2,564
Accrued general and product liability costs	3,500	3,500
Customer advances, deposits, and rebates	9,038	7,346
Other accrued liabilities	10,449	9,273
	$52,348	$48,884

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2014	2013
Accumulated postretirement benefit obligation	$5,137	$5,340
Accrued general and product liability costs	10,980	13,619
Accrued pension cost	36,515	61,330
Accrued workers compensation	772	1,108
Deferred income tax	5,967	3,099
Other non-current liabilities	8,017	7,094
	$67,388	$91,590

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2014	2013
Capital lease obligations	$3,608	$3,665
Total senior debt	3,608	3,665
7 7/8% Senior Subordinated Notes due February 1, 2019 with interest payable in semi-annual installments (net of the unamortized discount of $1,315 and $1,588, respectively)	148,685	148,412
Total	152,293	152,077
Less current portion	1,588	1,024
	$150,705	$151,053

The Company entered into a fifth amended, restated and expanded revolving credit facility dated October 19, 2012 (New Revolving Credit Facility). The New Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the New Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the New Revolving Credit Facility totaled $94,197,000 net of outstanding borrowings of $0 and outstanding letters of credit of $5,803,000 as of March 31, 2014. The outstanding letters of credit at March 31, 2014 consisted of $1,174,000 in commercial letters of credit and $4,629,000 of standby letters of credit.

Commitment fees are payable against the unused portion of the revolver based on the applicable rate. Interest on an outstanding borrowing used against the revolver is payable at varying rates depending on the type of outstanding borrowing and its associated interest rate plus its associated applicable rate. The two potential interest rates used are either a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”, or (c) LIBOR plus 100 basis points) or a Eurocurrency Rate (equivalent to LIBOR plus a Mandatory Cost).

The applicable rate is determined based on the pricing grid in the New Revolving Credit Facility which varies based on the Company’s total leverage ratio and borrowing type at March 31, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the New Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of March 31, 2014. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio of 3.50x and maximum annual capital expenditures of $30,000,000.

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

The gross balances of deferred financing costs were $4,133,000 and $4,133,000 as of March 31, 2014 and 2013, respectively.  The accumulated amortization balances were $1,531,000 and $934,000 as of March 31, 2014 and 2013, respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $3,608,000 and $3,665,000 as of March 31, 2014 and 2013, respectively, are included in senior debt in the consolidated balance sheets.

The principal payments scheduled to be made as of March 31, 2014 on the above debt are as follows:

2015	$1,610
2016	787
2017	616
2018	551
2019	150,034
Thereafter	10
$153,608

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s Notes payable to banks consist primarily of draws against unsecured non-U.S. lines of credit.  The Company’s other senior debt consists primarily of capital lease obligations as described above.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2014, unsecured credit lines totaled approximately $7,160,000, of which $0 was drawn. In addition, unsecured lines of $13,150,000 were available for bank guarantees issued in the normal course of business of which $5,007,000 was utilized.

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

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$229,180	$215,213
Service cost	2,481	2,517
Interest cost	9,716	9,837
Actuarial (gain) loss	(6,108)	11,952
Benefits paid	(10,314)	(9,668)
Foreign exchange rate changes	730	(671)
Benefit obligation at end of year	$225,685	$229,180

Change in plan assets:
Fair value of plan assets at beginning of year	$167,017	$150,090
Actual gain on plan assets	20,815	16,328
Employer contribution	11,041	10,328
Benefits paid	(10,314)	(9,668)
Foreign exchange rate changes	(331)	(61)
Fair value of plan assets at end of year	$188,228	$167,017

Funded status	$(37,457)	$(62,163)
Unrecognized actuarial loss	56,516	77,079
Unrecognized prior service cost	179	298
Net amount recognized	$19,238	$15,214

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2014	2013
Accrued liabilities	$(942)	$(832)
Other non-current liabilities	(36,515)	(61,330)
Deferred tax effect of accumulated other comprehensive loss	10,424	18,510
Accumulated other comprehensive loss	46,271	58,866
Net amount recognized	$19,238	$15,214

In fiscal 2015, an estimated net loss of $4,469,000 and prior service cost of $78,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:

	2014	2013	2012
Service costs—benefits earned during the period	$2,481	$2,517	$3,530
Interest cost on projected benefit obligation	9,716	9,837	10,010
Expected return on plan assets	(12,618)	(11,195)	(10,704)
Net amortization	6,259	6,305	3,591
Curtailment/settlement loss	—	—	1,120
Net periodic pension cost	$5,838	$7,464	$7,547

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

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2014	2013
Projected benefit obligation	$225,685	$229,180
Fair value of plan assets	188,228	167,017

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2014	2013
Accumulated benefit obligation	$218,500	$221,347
Fair value of plan assets	188,228	167,017

Unrecognized gains and losses are amortized through March 31, 2014 on a straight-line basis over the average remaining service period of active participants.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2014	2013	2012
Discount rate	4.60%	4.35%	4.70%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	2.00%	2.00%	2.00%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2015	2014	2013
Equity securities	65%	66%	66%
Fixed income	35%	34%	34%
Total plan assets	100%	100%	100%

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $11,000,000 to its pension plans in fiscal 2015.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2015	$10,562
2016	10,941
2017	11,449
2018	12,067
2019	12,717
2020-2024	71,792

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$6,102	$7,076
Interest cost	254	285
Actuarial gain	(21)	(543)
Benefits paid	(462)	(716)
Benefit obligation at end of year	$5,873	$6,102

Funded status	$(5,873)	$(6,102)
Unrecognized actuarial loss	1,193	1,316
Net amount recognized	$(4,680)	$(4,786)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2014	2013
Accrued liabilities	$(735)	$(762)
Other non-current liabilities	(5,137)	(5,340)
Deferred tax effect of accumulated other comprehensive loss	1,323	1,372
Accumulated other comprehensive loss	(131)	(56)
Net amount recognized	$(4,680)	$(4,786)

In fiscal 2015, an estimated net loss of $76,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2014, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2014	2013	2012
Interest cost	$254	$285	$388
Net amortization	101	81	158
Net periodic postretirement benefit cost	$355	$366	$546

For measurement purposes, healthcare costs are assumed to increase 7.00% in fiscal 2015, grading down over time to 5.0% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 3.90% and 4.35% as of March 31, 2014 and 2013, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2015	$735
2016	695
2017	668
2018	607
2019	578
2020-2024	2,145

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$13	$(12)
Effect on postretirement obligation	320	(291)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer or their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2014 was $242,000 and the liability at March 31, 2014 is $3,974,000 with $3,834,000 included in other non-current liabilities and $140,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $2,388,000 and $2,249,000 at March 31, 2014 and 2013, respectively.  The balance is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $2,658,000, $2,484,000, and $1,344,000 for the years ended March 31, 2014, 2013 and 2012, respectively. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2014 contributions.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2014	2013
Asset categories:
Equity securities	$123,801	$108,710
Fixed income securities	63,572	57,378
Cash equivalents	855	929
Total	$188,228	$167,017

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2014 and March 31, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$68,276	$55,525	$—	$123,801
Fixed income securities	46,466	—	17,106	63,572
Cash equivalents	855	—	—	855
Total	$115,597	$55,525	$17,106	$188,228

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2013:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$54,767	$53,943	$—	$108,710
Fixed income securities	40,571	—	16,807	57,378
Cash equivalents	929	—	—	929
Total	$96,267	$53,943	$16,807	$167,017

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Fair value of Level 3 fixed income securities at the beginning of the year was $16,807,000. During fiscal 2014 fixed income securities earned investment return of $769,000 and had disbursements of $470,000 resulting in an ending balance of $17,106,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

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

Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $608,000, $422,000, and $416,000 in fiscal 2014, 2013 and 2012, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2014 and 2013, 463,000 and 481,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. At March 31, 2014 and 2013, 8,000 and 34,000 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares amounted to $241,000 and $669,000 at March 31, 2014 and March 31, 2013, respectively as determined based on the quoted market value of the Company’s stock.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 16,000, 189,000, and 184,000 common shares were not included in the computation of diluted loss per share for fiscal 2014, 2013 and 2012, respectively, because they were antidilutive.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2014	2013	2012
Income (loss) from continuing operations	$30,421	$78,296	$25,915
Income from discontinued operations (net of tax)	—	—	1,052
Net income (loss)	$30,421	$78,296	$26,967

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	19,655	19,425	19,272
Effect of dilutive employee stock options, RSU's and performance shares	295	262	240

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	19,950	19,687	19,512

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

Stock based compensation expense was $3,633,000, $3,334,000, and $2,913,000 for fiscal 2014, 2013 and 2012, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expenses. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

On July 26, 2010, the shareholders of the Company approved the 2010 Long Term Incentive Plan (“LTIP”).  The Company grants share based compensation to eligible participants under the LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 1,250,000 including shares not previously authorized for issuance under any of the Prior Stock Plans and any shares not issued or subject to outstanding awards under the Prior Stock Plans.  As of March 31, 2014, 632,067 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

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

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2014 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2011
Granted	106,674	$16.00
Exercised	(171,970)	8.36
Cancelled	(12,780)	16.29
Outstanding at March 31, 2012	642,007	14.46
Granted	159,212	13.43
Exercised	(39,858)	7.39
Cancelled	(25,060)	19.22
Outstanding at March 31, 2013	736,301	14.46
Granted	136,793	18.95
Exercised	(230,619)	9.51
Cancelled	(29,969)	20.00
Outstanding at March 31, 2014	612,506	17.05	6.7	$5,992
Exercisable at March 31, 2014	274,609	$17.48	4.8	$2,584

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2014. The aggregate intrinsic value of outstanding options as of March 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 596,462 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 258,565 exercisable options that were in-the-money at that date. The Company's closing stock price was $26.79 as of March 31, 2014. The total intrinsic value of stock options exercised was $3,251,000, $332,000, and $1,466,000 during fiscal 2014, 2013 and 2012, respectively. As of March 31, 2014, there are no options available for future grants under the two stock option plans.

The grant date fair value of options that vested was $8.11, $9.21, and $8.96 during fiscal 2014, 2013 and 2012, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2014 and 2013 was approximately $2,194,000 and $295,000, respectively. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2014, $2,064,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.7 years.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Exercise prices for options outstanding as of March 31, 2014, ranged from $5.46 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2014:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
Up to $10.00	12,675	$5.62	0.2
$10.01 to 20.00	518,787	16.34	7.5
$20.01 to 30.00	81,044	23.38	2.3
	612,506	$17.05	6.7

The following table provides certain information with respect to stock options exercisable at March 31, 2014:

Range of Exercise Prices	Stock Options Outstanding	Weighted- average Exercise Price
Up to $10.00	12,675	$5.62
$10.01 to $20.00	180,890	15.67
$20.01 to $30.00	81,044	23.38
	274,609	$17.48

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $8.98, $6.70, and $9.81 for options granted during fiscal 2014, 2013 and 2012, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2014, 2013 and 2012:

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Assumptions:
Risk-free interest rate	0.41%	0.42%	0.81%
Dividend yield	—%	—%	—%
Volatility factor	0.533	0.566	0.598
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2014, 2013 and 2012 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted shares for employees vest ratably based on service one-third after each of years three, four, and five.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2014 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2011	157,549	$17.25
Granted	68,537	18.22
Vested	(49,254)	17.21
Forfeited	(6,232)	17.76
Unvested at March 31, 2012	170,600	17.60
Granted	99,795	14.18
Vested	(58,539)	17.51
Forfeited	(8,212)	18.30
Unvested at March 31, 2013	203,644	15.95
Granted	97,095	20.70
Vested	(89,729)	17.51
Forfeited	(10,416)	16.37
Unvested at March 31, 2014	200,594	$17.53

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2014 is $2,171,000 and is expected to be recognized over a weighted average period of 3.5 years.  The fair value of restricted stock units that vested during the year ended March 31, 2014 and 2013 was $1,571,000 and $1,025,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2014, 2013, and 2012. Fiscal year 2014 and 2013 Performance shares granted are based upon the Company’s adjusted earnings before interest and taxes (EBIT) for the one year period ended March 31, 2014 and 2013 respectively.  Fiscal year 2014 and 2013 performance based nonvested shares are recognized as compensation expense based upon the award earned and the fair market value as of March 31, 2014 and 2013, respectively.  This expense is recognized ratably over the three year period that these shares are restricted.

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2014 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2011	106,615	$19.20
Granted	48,123	24.65
Forfeited	(59,620)	17.31
Unvested at March 31, 2012	95,118	23.36
Granted	61,106	19.25
Forfeited	(52,360)	21.90
Unvested at March 31, 2013	103,864	21.47
Granted	46,327	26.79
Unvested at March 31, 2014	150,191	$23.11

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2014 was $1,199,000 and is expected be recognized over a weighted average period of 1.7 years. The fair value of performance shares that vested during the year ended March 31, 2014 and 2013 was $0 for all three years.

Restricted Stock

The Company maintained a Restricted Stock Plan. The Company charges compensation expense and shareholders’ equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of March 31, 2014, there were no shares available for future grants under the Restricted Stock Plan and no further outstanding grants.

No restricted stock was granted in fiscal 2014, 2013, or 2012.  During fiscal year 2013, 1,000 shares of restricted stock with a grant date fair value of $30.72 vested.

Directors Stock

During fiscal 2014, 2013 and 2012, a total of 12,642, 25,552, and 21,248 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $24.92, $14.09, and $16.94 for fiscal 2014, 2013 and 2012, respectively. The expense related to the shares for fiscal 2014, 2013 and 2012 was $315,000, $361,000, and $360,000, respectively.

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

Dividends

On March 24, 2014 the Company's Board of Directors approved the initiation of a regular quarterly dividend of $0.04 per common share, representing an annual dividend rate of $0.16 per share. The dividend was paid on May 19, 2014 to shareholders of record on May 9, 2014.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $14,480,000 and $17,119,000 as of March 31, 2014 and 2013, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2014	2013	2012
Accrued general and product liability, beginning of year	$17,119	$20,536	$20,576
Add provision for claims	3,292	2,185	4,151
Deduct payments for claims	(5,931)	(5,602)	(4,191)
Accrued general and product liability, end of year	$14,480	$17,119	$20,536

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2014.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2015.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $12,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from March 31, 2014.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,854,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2014. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,626,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2014. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

18.     Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2014	2013	2012
Expected tax at 35%	$14,953	$14,919	$11,485
State income taxes net of federal expense (benefit)	1,119	284	253
Foreign taxes less than statutory federal rate	(2,284)	(1,909)	(1,012)
Permanent items	(384)	153	(211)
Valuation allowance	(1,563)	(48,985)	(4,315)
Expiration of foreign tax credits	1,440	—	—
Research and development credits	(521)	(166)	—
Other	(459)	30	696
Actual tax provision expense (benefit)	$12,301	$(35,674)	$6,896

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2014	2013	2012
Current income tax expense (benefit):
United States Federal	$2,585	$525	$487
State taxes	701	346	269
Foreign	3,984	5,502	7,050
Deferred income tax expense (benefit):
United States	6,587	(40,868)	130
Foreign	(1,556)	(1,179)	(1,040)
	$12,301	$(35,674)	$6,896

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2014	2013
Deferred tax assets:
State and foreign net operating loss carryforwards	$5,495	$4,535
Employee benefit plans	13,221	22,126
Insurance reserves	6,185	7,510
Accrued vacation and incentive costs	3,516	3,779
Federal tax credit carryforwards	2,543	7,532
Equity compensation	2,468	2,076
Other	4,337	3,789
Valuation allowance	(2,361)	(3,924)
Deferred tax assets after valuation allowance	35,404	47,423
Deferred tax liabilities:
Property, plant, and equipment	(3,421)	(2,777)
Intangible assets	(6,556)	(3,657)
Total deferred tax liabilities	(9,977)	(6,434)
Net deferred tax assets (liabilities)	$25,427	$40,989

The gross amount of the Company’s deferred tax assets were $37,765,000 and $51,347,000 at March 31, 2014 and 2013, respectively.

The Company had a valuation allowance of $53,325,000 recorded as of March 31, 2012 due to the uncertainty of whether the Company's net operating loss carryforwards and deferred tax assets might ultimately be realized. The Company was able to utilize $14,567,000 of U.S. federal net operating loss carryforwards in fiscal 2013 which reduced the valuation allowance by $5,107,000.  As a result of the improved operating  performance of the Company over the past several years, the Company  reevaluated  the  certainty as to whether the  Company's  remaining net operating  loss  carryforwards  and other  deferred tax assets may ultimately be realized.  As a result of the determination that it is more likely than not that all of the remaining deferred tax assets will be realized with the exception of certain U.S. federal tax credit carryforwards, a significant portion of the remaining U.S. valuation allowance totaling $49,161,000 was reversed in fiscal 2013.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The valuation allowance includes $1,976,000, $1,660,000 and $1,358,000 related to foreign net operating losses at March 31, 2014, 2013 and 2012, respectively. The increase in foreign valuation allowance is primarily due to net operating losses in four of the Company’s subsidiaries.  The Company’s foreign subsidiaries have net operating loss carryforwards that range from five years to indefinite.

The state net operating losses have expiration dates ranging from 2021 through 2034.  The federal tax credits have expiration dates starting in 2014.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2014	2013
Net current deferred tax assets	$8,312	$6,883
Net current deferred tax liabilities	(324)	—
Net non-current deferred tax assets	23,406	37,205
Net non-current deferred tax liabilities	(5,967)	(3,099)
Net deferred tax assets (liabilities)	$25,427	$40,989

The net current deferred tax assets are included in prepaid expenses. The net current deferred tax liabilities are included in accrued liabilities. Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $11,459,000, $18,322,000, and $18,590,000 for the years ended March 31, 2014, 2013, and 2012, respectively. As of March 31, 2014, the Company had unrecognized deferred tax liabilities related to approximately $119,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2014 and 2013. The tax effects to the Company from these transactions, recorded in additional paid-in capital rather than recognized as an increase in (reduction to) income tax expense, were $613,000 and $(576,000) in fiscal 2014 and 2013, respectively. The fiscal 2013 tax shortfall was also recognized in the consolidated balance sheet as a decrease in deferred tax assets.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2014	2013	2012
Beginning balance	$1,986	$2,428	$2,647
Additions for prior year tax positions	754	—	—
Additions for current year tax positions	828	334	30
Reductions for prior year tax positions	—	(702)	(45)
Settlements	—	(30)	(112)
Foreign currency translation	42	(44)	(44)
Lapses in statutes of limitation	(1,253)	—	(48)
Ending balance	$2,357	$1,986	$2,428

The Company had $214,000 and $142,000 accrued for the payment of interest and penalties at March 31, 2014 and 2013, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2014 would impact the effective tax rate if recognized.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for fiscal 2009 and 2010 resulting in no adjustments. Current examinations include various state audits and the ongoing audit of the German tax returns for fiscal years 2008 through 2011.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2011 and in Germany for tax years prior to March 31, 2008.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitation prior to March 31, 2015.

19.     Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2014, 2013, and 2012 was $5,397,000, $5,811,000, and $6,832,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2014 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2015	4,308	1,938	6,246
2016	3,580	1,051	4,631
2017	3,255	717	3,972
2018	2,999	269	3,268
2019	2,367	196	2,563
Thereafter	11,973	26	11,999
Total	$28,482	$4,197	$32,679

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Summary Financial Information

 The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

As of and for the year ended March 31, 2014:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2014:
ASSETS
Current assets:
Cash and cash equivalents	$71,365	$—	$40,944	$—	$112,309
Trade accounts receivable, less allowance for doubtful accounts	45,960	4,264	42,999	—	$93,223
Inventories	31,076	8,374	58,126	—	$97,576
Prepaid expenses and other	13,970	600	8,874	—	$23,444
Total current assets	162,371	13,238	150,943	—	$326,552
Net property, plant, and equipment	47,644	6,976	24,067	—	$78,687
Goodwill	40,696	31,025	47,582	—	$119,303
Other intangibles, net	322	—	20,520	—	$20,842
Intercompany	21,892	55,593	(77,485)	—	$—
Marketable securities	—	—	21,941	—	$21,941
Deferred taxes on income	13,516	2,590	7,300	—	$23,406
Investment in subsidiaries	216,968	—	—	(216,968)	$—
Other assets	6,460	1,378	105	—	$7,943
Total assets	$509,869	$110,800	$194,973	$(216,968)	$598,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,508	$2,218	$14,633	$—	$35,359
Accrued liabilities	24,268	2,661	25,419	—	$52,348
Current portion of long-term debt	271	351	966	—	$1,588
Total current liabilities	43,047	5,230	41,018	—	$89,295
Senior debt, less current portion	430	1,299	291	—	$2,020
Subordinated debt	148,685	—	—	—	$148,685
Other non-current liabilities	26,421	5,429	35,538	—	$67,388
Total liabilities	218,583	11,958	76,847	—	$307,388
Total shareholders’ equity	291,286	98,842	118,126	(216,968)	$291,286
Total liabilities and shareholders’ equity	$509,869	$110,800	$194,973	$(216,968)	$598,674

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2014:
Net sales	$266,344	$111,268	$260,588	$(54,910)	$583,290
Cost of products sold	185,695	88,704	182,753	(54,910)	402,242
Gross profit	80,649	22,564	77,835	—	$181,048
Selling expenses	24,221	5,294	39,448	—	68,963
General and administrative expenses	22,419	10,414	22,921	—	$55,754
Amortization of intangibles	99	—	1,882	—	1,981
Income from operations	33,910	6,856	13,584	—	$54,350
Interest and debt expense	12,968	172	352	—	13,492
Investment income	—	—	(1,595)	—	$(1,595)
Foreign currency exchange loss	26	—	1,098	—	1,124
Other (income) and expense, net	(2,801)	(3,327)	4,735	—	$(1,393)
Income before income tax expense	23,717	10,011	8,994	—	42,722
Income tax expense	6,511	1,986	3,804	—	$12,301
Equity in income from continuing operations of subsidiaries	13,215	—	—	(13,215)	—
Net income	$30,421	$8,025	$5,190	$(13,215)	$30,421

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2014
Net income	$30,421	$8,025	$5,190	$(13,215)	$30,421
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	6,862	(3,795)	—	3,067
Change in derivatives qualifying as hedges, net of tax	114	—	140	—	254
Change in pension liability and post-retirement obligations, net of tax	12,869	75	(206)	—	12,738
Adjustments:
Unrealized holding loss arising during the period, net of tax	—	—	395	—	395
Reclassification adjustment for gain included in net income, net of tax	(745)	—	(690)	—	(1,435)
Total adjustments	(745)	—	(295)	—	(1,040)
Total other comprehensive income (loss)	12,238	6,937	(4,156)	—	15,019
Comprehensive income (loss)	$42,659	$14,962	$1,034	$(13,215)	$45,440

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2014:
Operating activities:
Net cash provided by (used for) operating activities	$11,333	$2,174	$16,000	$—	$29,507
Investing activities:
Proceeds from sale of marketable securities	—	—	6,689	—	6,689
Purchases of marketable securities	—	—	(4,099)	—	(4,099)
Capital expenditures	(8,681)	(1,863)	(10,302)	—	(20,846)
Purchase of business, net of cash	—	—	(22,169)	—	(22,169)
Inter-company transactions	(13,303)	—	13,303	—	—
Net cash (used for) provided by investing activities	(21,984)	(1,863)	(16,578)	—	(40,425)
Financing activities:
Proceeds from exercise of stock options	2,194	—	—	—	2,194
Payments under line-of-credit agreements	—	—	(7)	—	(7)
Repayment of debt	—	(311)	(547)	—	(858)
Change in ESOP debt guarantee	410	—	—	—	410
Net cash provided by (used for) financing activities	2,604	(311)	(554)	—	1,739
Effect of exchange rate changes on cash	—	—	(172)	—	(172)
Net change in cash and cash equivalents	(8,047)	—	(1,304)	—	(9,351)
Cash and cash equivalents at beginning of year	79,412	—	42,248	—	121,660
Cash and cash equivalents at end of year	$71,365	$—	$40,944	$—	$112,309

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2013:
ASSETS
Current assets:
Cash and cash equivalents	$79,412	$—	$42,248	$—	$121,660
Trade accounts receivable, less allowance for doubtful accounts	37,967	4,068	38,189	—	80,224
Inventories	28,117	14,230	51,842	—	94,189
Prepaid expenses and other	10,850	1,371	5,684	—	17,905
Total current assets	156,346	19,669	137,963	—	313,978
Net property, plant, and equipment	39,552	11,612	14,534	—	65,698
Goodwill	40,696	31,025	33,633	—	105,354
Other intangibles, net	253	—	13,142	—	13,395
Intercompany	5,805	63,368	(69,173)	—	—
Marketable securities	—	—	23,951	—	23,951
Deferred taxes on income	27,215	2,389	7,601	—	37,205
Investment in subsidiaries	203,753	—	—	(203,753)	—
Other assets	6,690	525	71	—	7,286
Total assets	$480,310	$128,588	$161,722	$(203,753)	$566,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,433	$7,018	$9,878	$—	$34,329
Accrued liabilities	21,710	3,952	23,222	—	48,884
Current portion of long-term debt	—	311	713	—	1,024
Total current liabilities	39,143	11,281	33,813	—	84,237
Senior debt, less current portion	—	1,650	991	—	2,641
Subordinated debt	148,412	—	—	—	148,412
Other non-current liabilities	52,768	5,875	32,947	—	91,590
Total liabilities	240,323	18,806	67,751	—	326,880
Total shareholders’ equity	239,987	109,782	93,971	(203,753)	239,987
Total liabilities and shareholders’ equity	$480,310	$128,588	$161,722	$(203,753)	$566,867

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2013:
Net sales	$243,589	$151,569	$254,738	$(52,633)	$597,263
Cost of products sold	172,287	125,701	177,677	(52,633)	423,032
Gross profit	71,302	25,868	77,061	—	174,231
Selling expenses	23,540	5,903	36,165	—	65,608
General and administrative expenses	17,301	14,262	20,708	—	52,271
Amortization of intangibles	104	—	1,877	—	1,981
Income from operations	30,357	5,703	18,311	—	54,371
Interest and debt expense	13,201	200	356	—	13,757
Investment income	—	—	(1,546)	—	(1,546)
Foreign currency exchange gain	—	—	(45)	—	(45)
Other (income) and expense, net	(1,555)	(933)	2,071	—	(417)
Income from before income tax expense	18,711	6,436	17,475	—	42,622
Income tax expense	(38,629)	(3,020)	5,975	—	(35,674)
Equity in income from continuing operations of subsidiaries	20,956	—	—	(20,956)	—
Net income	$78,296	$9,456	$11,500	$(20,956)	$78,296

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2013
Net income	$78,296	$9,456	$11,500	$(20,956)	$78,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(2,183)	—	(2,183)
Change in derivatives qualifying as hedges, net of tax	(205)	—	(183)	—	(388)
Change in pension liability and post-retirement obligations, net of tax	815	382	(1,102)	—	95
Adjustments:
Unrealized holding gain arising during the period, net of tax	—	—	725	—	725
Reclassification adjustment for gain included in net income, net of tax	—	—	(497)	—	(497)
Total adjustments	—	—	228	—	228
Total other comprehensive income (loss)	610	382	(3,240)	—	(2,248)
Comprehensive income (loss)	$78,906	$9,838	$8,260	$(20,956)	$76,048

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2013:
Operating activities:
Net cash provided by (used for) operating activities	$34,544	$(1,418)	$9,252	$—	$42,378
Investing activities:
Proceeds from sale of marketable securities	—	—	6,573	—	6,573
Purchases of marketable securities	—	—	(4,138)	—	(4,138)
Capital expenditures	(11,124)	(670)	(3,085)	—	(14,879)
Proceeds from sale of assets	—	2,357	—	—	2,357
Net cash (used for) provided by investing activities	(11,124)	1,687	(650)	—	(10,087)
Financing activities:
Proceeds from exercise of stock options	295	—	—	—	295
Payments under line-of-credit agreements	—	—	(54)	—	(54)
Repayment of debt	—	(274)	(792)	—	(1,066)
Payment of deferred financing costs	(684)	—	—	—	(684)
Change in ESOP debt guarantee	423	—	—	—	423
Net cash provided by (used for) financing activities	34	(274)	(846)	—	(1,086)
Effect of exchange rate changes on cash	—	—	982	—	982
Net change in cash and cash equivalents	23,454	(5)	8,738	—	32,187
Cash and cash equivalents at beginning of year	55,958	5	33,510	—	89,473
Cash and cash equivalents at end of year	$79,412	$—	$42,248	$—	$121,660

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2012:
Net sales	$225,259	$163,207	$258,288	$(54,809)	$591,945
Cost of products sold	165,938	140,690	182,408	(54,809)	434,227
Gross profit	59,321	22,517	75,880	—	157,718
Selling expenses	24,320	5,855	34,685	—	64,860
General and administrative expenses	15,177	11,699	19,801	—	46,677
Restructuring (gain) charges, net	(1,450)	—	413	—	(1,037)
Amortization of intangibles	111	—	1,963	—	2,074
Income from operations	21,163	4,963	19,018	—	45,144
Interest and debt expense	12,432	1,394	388		14,214
Investment income	—	—	(1,018)	—	(1,018)
Foreign currency exchange loss	—	—	316	—	316
Other income, net	(821)	42	(400)	—	(1,179)
Income from continuing operations before income tax expense	9,552	3,527	19,732	—	32,811
Income tax expense	838	94	5,964	—	6,896
Equity in income from continuing operations of subsidiaries	17,201	—	—	(17,201)	—
Income from continuing operations	25,915	3,433	13,768	(17,201)	25,915
Income from discontinued operations (net of tax)	$1,052	$—	$—	$—	$1,052
Net income	26,967	3,433	13,768	(17,201)	26,967

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2012
Net income	$26,967	$3,433	$13,768	$(17,201)	$26,967
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(4,621)	—	(4,621)
Change in derivatives qualifying as hedges, net of tax	(237)	—	(9)	—	(246)
Change in pension liability and post-retirement obligations, net of tax	(30,806)	1,778	(763)	—	(29,791)
Adjustments:
Unrealized holding loss arising during the period, net of tax	—	—	1,358	—	1,358
Reclassification adjustment for gain included in net income, net of tax	—	—	(157)	—	(157)
Total adjustments	—	—	1,201	—	1,201
Total other comprehensive income (loss)	(31,043)	1,778	(4,192)	—	(33,457)
Comprehensive income (loss)	$(4,076)	$5,211	$9,576	$(17,201)	$(6,490)

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2012:
Operating activities:
Net cash provided by operating activities	$12,750	$3,107	$7,730	$—	$23,587
Investing activities:
Proceeds from sale of marketable securities	—	—	5,747	—	5,747
Purchases of marketable securities	—	—	(5,190)	—	(5,190)
Capital expenditures	(7,640)	(2,869)	(3,256)	—	(13,765)
Proceeds from sale of assets	1,971	—	—	—	1,971
Purchase of business	—	—	(3,356)	—	(3,356)
Net cash used for investing activities from continuing operations	(5,669)	(2,869)	(6,055)	—	(14,593)
Net cash provided by investing activities from discontinued operations	1,052	—	—	—	1,052
Net cash used for investing activities	(4,617)	(2,869)	(6,055)	—	(13,541)
Financing activities:
Proceeds from exercise of stock options	1,436	—	—	—	1,436
Payments under line-of-credit agreements	—	—	(361)	—	(361)
Repayment of debt	—	(240)	(796)	—	(1,036)
Change in ESOP debt guarantee	435	—	—	—	435
Net cash provided by (used for) financing activities	1,871	(240)	(1,157)	—	474
Effect of exchange rate changes on cash	—	—	(1,186)	—	(1,186)
Net change in cash and cash equivalents	10,004	(2)	(668)	—	9,334
Cash and cash equivalents at beginning of year	45,954	7	34,178	—	80,139
Cash and cash equivalents at end of year	$55,958	$5	$33,510	$—	$89,473

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

21.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2014	2013	2012
Net sales:
United States	$338,744	$353,565	$345,451
Europe	171,605	173,851	177,976
Canada	21,723	21,637	23,495
Other	51,218	48,210	45,023
Total	$583,290	$597,263	$591,945

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

	Year Ended March 31,
	2014	2013	2012
Total assets:
United States	$374,033	$365,497	$309,624
Europe	156,101	136,493	153,021
Canada	15,635	26,952	18,304
Other	52,905	37,925	34,458
Total	$598,674	$566,867	$515,407

	Year Ended March 31,
	2014	2013	2012
Long-lived assets:
United States	$142,409	$123,138	$117,660
Europe	65,994	56,633	61,144
Other	10,429	4,676	5,131
Total	$218,832	$184,447	$183,935

Note: Long-lived assets include net property, plant, and equipment and goodwill and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2014	2013	2012
Hoists	$400,565	$375,208	$368,431
Chain and rigging tools	76,112	90,428	87,437
Industrial cranes	18,502	41,259	41,816
Actuators and rotary unions	78,642	80,028	83,391
Other	9,469	10,340	10,870
Total	$583,290	$597,263	$591,945

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

22.     Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2014 and 2013:

	Three Months Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net sales	$138,891	$138,852	$145,072	$160,475
Gross profit	43,491	44,260	42,997	50,300
Income from operations	13,436	12,286	11,101	17,527
Net income	$7,020	$7,122	$6,664	$9,615

Net income per share – basic	$0.36	$0.36	$0.34	$0.49

Net income per share – diluted	$0.35	$0.36	$0.33	$0.48

	Three Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net sales	$153,013	$146,472	$153,225	$144,553
Gross profit	43,824	42,402	43,797	44,208
Income from operations	12,782	12,920	14,189	14,480
Net income (1)	$8,436	$8,252	$9,579	$52,029

Net income per share – basic	$0.44	$0.42	$0.49	$2.68

Net income per share – diluted	$0.43	$0.42	$0.49	$2.64

(1) During the quarter ended March 31, 2013, the Company reversed its deferred tax asset valuation allowance in the United States of $49,161,000, which is included in its provision for income taxes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

23.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2014	2013
Foreign currency translation adjustment – net of tax	$5,272	$2,205
Pension liability – net of tax	(46,271)	(58,866)
Postretirement obligations – net of tax	131	56
Split-dollar life insurance arrangements – net of tax	(1,837)	(1,905)
Derivatives qualifying as hedges – net of tax	(199)	(453)
Net unrealized investment gain – net of tax	1,768	2,808
Accumulated other comprehensive loss	$(41,136)	$(56,155)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $8,992,000, $(216,000), and $438,000 for 2014, 2013, and 2012 respectively.  Refer to Note 18 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $10,006,000 charge in the minimum pension liability component, $(935,000) charge in the other post retirement obligations component, $747,000 charge in the split dollar life insurance arrangement component, and a $557,000 charge in the net unrealized investment gain component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations. This is in accordance with ASC Topic 740, “Income Taxes,” even though the valuation allowance was initially established by a charge against comprehensive income. These amounts will remain indefinitely as a component of minimum pension liability adjustment.

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

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2014	2013	2012
Net unrealized investment gain (loss) at beginning of year	$2,808	$2,580	$1,379
Unrealized holdings gain arising during the period	395	725	1,358
Reclassification adjustments for gain included in earnings	(1,435)	(497)	(157)
Net change in unrealized gain (loss) on investments	(1,040)	228	1,201
Net unrealized investment gain at end of year	$1,768	$2,808	$2,580

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Changes in accumulated other comprehensive income by component for the year ended March 31, 2014 are as follows (in thousands):

	March 31, 2014
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$2,808	$(60,715)	$2,205	$(453)	$(56,155)
Other comprehensive income (loss) before reclassification	395	8,286	3,067	70	11,818
Amounts reclassified from other comprehensive loss	(1,435)	4,452	—	184	3,201
Net current period other comprehensive (loss) income	(1,040)	12,738	3,067	254	15,019
Ending balance	$1,768	$(47,977)	$5,272	$(199)	$(41,136)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2014 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(2,208)	Investment income
	(2,208)	Total before tax
	773	Tax expense
	$(1,435)	Net of tax

Net amortization of prior service cost
	$6,360	(1)
	6,360	Total before tax
	1,908	Tax benefit
	$4,452	Net of tax

Change in derivatives qualifying as hedges
	$263	Cost of products sold
	263	Total before tax
	79	Tax benefit
	$184	Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 — Pensions and Other Benefit Plans for additional details.)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

24.     Effects of New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists." ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any sales or liquidations of a foreign subsidiary.

In February 2013, the FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012. The Company adopted this ASU in fiscal 2014. Refer to Footnote 23 for further details.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2014, 2013 and 2012
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended March 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,256	$319	$—		$252	(1)	$2,323
Deferred tax asset valuation allowance	3,924	667	(2,230)	(3)	—		2,361
Total	$6,180	$986	$(2,230)		$252		$4,684
Reserves on balance sheet:
Accrued general and product liability costs	$17,119	$3,292	$—		$5,931	(2)	$14,480
Year ended March 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,745	$258	$—		$747	(1)	$2,256
Deferred tax asset valuation allowance	53,325	(48,985)	(416)		—		3,924
Total	$56,070	$(48,727)	$(416)		$747		$6,180
Reserves on balance sheet:
Accrued general and product liability costs	$20,536	$2,185	$—		$5,602	(2)	$17,119
Year ended March 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,166	$844	$—		$1,265	(1)	$2,745
Deferred tax asset valuation allowance	45,836	(4,315)	11,804		—		53,325
Total	$49,002	$(3,471)	$11,804		$1,265		$56,070
Reserves on balance sheet:
Accrued general and product liability costs	$20,576	$4,151	$—		$4,191	(2)	$20,536

_________________

(1)	Uncollectible accounts written off, net of recoveries

(2)	Insurance claims and expenses paid

(3)	Charged against accumulated other comprehensive loss

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired 100% of the outstanding common shares of Hebetechnik Gesellschaft m.b.H on June 1, 2013 and Unified Industries, Inc. on February 28, 2014. The entities acquired were excluded from management’s annual report on internal control over financial reporting as of March 31, 2014. The results of the two entities are included in the Company's fiscal 2014 consolidated financial statements and collectively constituted $30,015,000 and $23,114,000 of total assets and net assets, respectively, as of March 31, 2014 and $9,343,000 and $380,000 of net sales and net income, respectively, for the year then ended.

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

Changes in Internal Control over Financial Reporting

One of the Company’s foreign locations implemented the enterprise resource planning system SAP during the fiscal year ended March 31, 2014. We expect to convert certain additional plant locations to SAP during fiscal 2015. We expect that the completion of these system implementations will enhance our internal controls as follows:

a.	The new enterprise resource planning system was designed to generate reports and other information used to account for transactions and reduce the number of manual processes employed by the Company;

b.	The new enterprise resource planning system is technologically advanced and is expected to increase the amount of application controls used to process data; and

c.	The Company will design new processes and implement new procedures in connection with the implementations.

There have been no other changes in the Company’s internal control over financial reporting during the most recent year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Unified Industries, Inc. and Hebetechnik Gesellschaft m.b.H, which are included in the March 31, 2014 consolidated financial statements of Columbus McKinnon Corporation and constituted $30,015,000 and $23,114,000 of total and net assets, respectively, as of March 31, 2014, and $9,343,000 and $380,000 of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Columbus McKinnon Corporation also did not include an evaluation of the internal control over financial reporting of Unified Industries, Inc. and Hebetechnik Gesellschaft m.b.H.

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of Columbus McKinnon Corporation, and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 29, 2014

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2014 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2014 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2014 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2014 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2014 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV
Item 15.        Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	93

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

#10.51
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

#10.53
Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and certain of its executive officers. (incorporated by reference to Appendix to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

# 10.54	Fourth amended and restated credit agreement dated as of December 31, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010)

#10.55	2010 Long Term Incentive Plan effective July 26, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 12, 2010.

#10.56
First Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010)

#10.57
Second Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2010)

#10.58
Third Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2011)

#10.59
Fourth Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2012)

#10.60
Amendment to the Company’s non-qualified deferred compensation plan, effective January 1, 2013. (incorporated by reference to Exhibit 5.02 of the Company’s Current Report on Form 8-K filed on July 19, 2012)

#10.61
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

Date: May 29, 2014
COLUMBUS McKINNON CORPORATION

	By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2014
Timothy T. Tevens

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2014
Gregory P. Rustowicz

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	May 29, 2014

Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	May 29, 2014

Richard H. Fleming

/s/ Nicholas T. Pinchuk	Director	May 29, 2014

Nicholas T. Pinchuk

/s/ Stephanie K. Kushner	Director	May 29, 2014

Stephanie K. Kushner

/s/ Linda A. Goodspeed	Director	May 29, 2014

Linda A. Goodspeed

/s/ Stephen Rabinowitz	Director	May 29, 2014

Stephen Rabinowitz

/s/ Liam G. McCarthy	Director	May 29, 2014

Liam G. McCarthy

/s/ R. Scott Trumbull	Director	May 29, 2014

R. Scott Trumbull