Form 10-Q
period 2014-06-30
COLUMBUS MCKINNON CORP
filed 2014-07-31
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares of common stock outstanding as of July 25, 2014 was: 19,937,783 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2014

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$114,085	$112,309
Trade accounts receivable	81,729	93,223
Inventories	102,659	97,576
Prepaid expenses and other	22,668	23,444
Total current assets	321,141	326,552
Property, plant, and equipment, net	77,558	78,687
Goodwill	119,135	119,303
Other intangibles, net	20,087	20,842
Marketable securities	22,574	21,941
Deferred taxes on income	20,811	23,406
Other assets	7,355	7,943
Total assets	$588,661	$598,674

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$26,769	$35,359
Accrued liabilities	48,443	52,348
Current portion of long term debt	1,589	1,588
Total current liabilities	76,801	89,295
Senior debt, less current portion	1,679	2,020
Subordinated debt	148,753	148,685
Other non current liabilities	61,552	67,388
Total liabilities	288,785	307,388
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,930,958 and 19,806,300 shares issued and outstanding	199	198
Additional paid in capital	199,592	198,546
Retained earnings	140,553	133,820
ESOP debt guarantee	(41)	(142)
Accumulated other comprehensive loss	(40,427)	(41,136)
Total shareholders' equity	299,876	291,286
Total liabilities and shareholders' equity	$588,661	$598,674

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands, except per share data)
Net sales	$142,932	$138,891
Cost of products sold	97,367	95,400
Gross profit	45,565	43,491

Selling expenses	17,891	16,747
General and administrative expenses	14,079	12,849
Amortization of intangibles	589	459
	32,559	30,055

Income from operations	13,006	13,436
Interest and debt expense	3,369	3,371
Investment income	(202)	(216)
Foreign currency exchange loss (gain)	(43)	226
Other expense (income), net	(177)	89
Income before income tax expense	10,059	9,966
Income tax expense	3,326	2,946
Net income	6,733	7,020
Retained earnings - beginning of period	133,820	104,191
Retained earnings - end of period	$140,553	$111,211

Average basic shares outstanding	19,850	19,520
Average diluted shares outstanding	20,095	19,779

Basic income per share:
Net income	$0.34	$0.36

Diluted income per share:
Net income	$0.34	$0.35

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Net income	$6,733	$7,020
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	331	(130)
Change in derivatives qualifying as hedges, net of taxes of $(71) and $(25)	116	86
Change in pension liability and postretirement obligation, net of taxes of $(1) and $3	1	(5)
Adjustments for unrealized gain on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(150) and $234	277	(434)
Reclassification adjustment for gain included in net income, net of taxes of $9 and $127	(16)	(235)
Net change in unrealized gain on investments	261	(669)
Total other comprehensive income (loss)	709	(718)
Comprehensive income	$7,442	$6,302

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,733	$7,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,708	2,992
Deferred income taxes and related valuation allowance	(337)	(786)
Gain on sale of real estate, investments, and other	(56)	(347)
Stock-based compensation	836	717
Amortization of deferred financing costs and discount on subordinated debt	217	171
Changes in operating assets and liabilities, net of effects of business acquisition:
Trade accounts receivable	11,686	4,854
Inventories	(4,948)	(6,961)
Prepaid expenses	456	(3,724)
Other assets	439	865
Trade accounts payable	(5,976)	(4,550)
Accrued liabilities	(3,839)	408
Non-current liabilities	(2,448)	(2,567)
Net cash provided by (used for) operating activities	6,471	(1,908)

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	416	952
Purchases of marketable securities	(764)	(1,613)
Capital expenditures	(4,616)	(3,614)
Purchase of business	—	(5,847)
Net cash used for investing activities	(4,964)	(10,122)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,051	412
Repayment of debt	(332)	(266)
Change in ESOP guarantee	101	104
Dividends paid	(793)	—
Net cash provided by (used for) financing activities	27	250
Effect of exchange rate changes on cash	242	519
Net change in cash and cash equivalents	1,776	(11,261)
Cash and cash equivalents at beginning of period	112,309	121,660
Cash and cash equivalents at end of period	$114,085	$110,399

Supplementary cash flow data:
Interest paid	$265	$367
Income taxes paid, net of refunds	$1,808	$2,131

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2014

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2014, the results of its operations for the three month periods ended June 30, 2014 and June 30, 2013, and cash flows for the three months ended June 30, 2014 and June 30, 2013, have been included. Results for the period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2014.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the quarter ended June 30, 2014, approximately 57% of sales were to customers in the U.S.

2.    Acquisitions

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

The acquisition of Hebetechnik was funded with existing cash. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition.  The excess consideration of $5,324,000 was recorded as goodwill.  The identifiable intangible asset consisted of order backlog at the date of the acquisition and was estimated to have a three month useful life. Goodwill recorded in connection with the acquisition is deductible for Austrian tax purposes. The assignment of purchase consideration to the assets acquired and liabilities assumed was as follows (in thousands):

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
The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$3,854
Property, plant and equipment	210
Identifiable intangible assets	8,659
Other long term assets	97
Other long term liabilities	(3,293)
Goodwill	6,980
Total	$16,507
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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$22,574	$22,574	$—	$—
Derivative Assets	4	—	4	—

Disclosed at fair value:
Subordinated debt	$(159,375)	$—	$(159,375)	$—
Senior debt	(3,268)	—	(3,268)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$21,941	$21,941	$—	$—
Derivative liabilities	(42)	—	(42)	—

Disclosed at fair value:
Subordinated debt	$(161,250)	$—	$(161,250)	$—
Senior debt	(3,608)	—	(3,608)	—

The Company did not have any nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,753,000 at June 30, 2014 and $148,685,000 at March 31, 2014.

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

Assets and liabilities that were measured on a non-recurring basis during the period ended March 31, 2014 include assets and liabilities acquired in connection with the acquisitions of Hebetechnik and Unified described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. For Unified, significant valuation inputs included an attrition rate of 8% for customer relationships, an engineering cost per hour of $57.20 for the engineered drawings, and a royalty rate of 1.5% for trademark and trade names. For Hebetechnik, significant valuation inputs included a weighted average cost of capital of 12.3%.

4.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2014	March 31, 2014
At cost - FIFO basis:
Raw materials	$57,537	$55,072
Work-in-process	13,410	12,338
Finished goods	49,934	49,649
	120,881	117,059
LIFO cost less than FIFO cost	(18,222)	(19,483)
Net inventories	$102,659	$97,576

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

5.    Marketable Securities

All of the Company’s marketable securities, which consist of equity securities and fixed income securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the condensed balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations within investment income. Estimated fair value is based on quoted market prices at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. Based on this assessment, no other-than-temporary impairment charge has been recorded for the three months ended June 30, 2014 or June 30, 2013.

The following is a summary of available-for-sale securities at June 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,309	$2,347	$82	$22,574

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2014 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$291	$1
Securities in a continuous loss position for more than 12 months	5,354	81
	$5,645	$82

Net realized gains related to sales of marketable securities were $25,000 and $36,000, in the three month periods ended June 30, 2014 and June 30, 2013, respectively.

The following is a summary of available-for-sale securities at March 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,078	$2,013	$150	$21,941

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has five reporting units.  Only three of the five reporting units carried goodwill at June 30, 2014 and March 31, 2014.

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

We performed our qualitative assessment during the fourth quarter of fiscal year 2014 and determined that it was not more likely than not that the fair value of each of its reporting units other than Duff-Norton was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units other than the Duff-Norton reporting unit. The Company performed step one of the two-step impairment test for the Duff-Norton reporting unit.

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

A summary of changes in goodwill during the three months ended June 30, 2014 is as follows (in thousands):

Balance at April 1, 2014	$119,303
Currency translation	(168)
Balance at June 30, 2014	$119,135

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,935	$(1,870)	$4,065	$5,969	$(1,799)	$4,170
Indefinite lived trademark	1,200	—	1,200	1,200	—	$1,200
Customer relationships	17,364	(8,144)	9,220	17,453	(7,779)	9,674
Acquired technology	4,960	(66)	4,894	4,960	(17)	$4,943
Other	1,164	(456)	708	1,135	(280)	855
Total	$30,623	$(10,536)	$20,087	$30,717	$(9,875)	$20,842

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2015 through 2019 is expected to be approximately $2,400,000.

7.    Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL,” and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange (gain) loss in the Company’s condensed consolidated statement of operations and retained earnings. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s condensed consolidated statements of operations and retained earnings. The cash flow effects of derivatives are reported within net cash provided by operating activities.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency assets and liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $3,515,000 and all contracts mature within five months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivatives is $2,179,000 and all contracts mature within eleven months of June 30, 2014.

The Company is exposed to credit losses in the event of non performance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with two counterparties as of June 30, 2014.

The Company's agreements with its foreign exchange contract counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2014, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2014 fair values reflected in the table below. During the three months ended June 30, 2014, the Company was not in default of any of its derivative obligations.

From its June 30, 2014 balance of accumulated other comprehensive loss, the Company expects to reclassify approximately $83,000 out of accumulated other comprehensive loss during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the three months ended June 30, 2014 and 2013 (in thousands):

June 30,	Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2014	Foreign exchange contracts	$3	Cost of products sold	$(113)
2013	Foreign exchange contracts	91	Cost of products sold	5

June 30,	Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2014	Foreign exchange contracts	Foreign currency exchange loss	$(42)
2013	Foreign exchange contracts	Foreign currency exchange gain	130

As of June 30, 2014, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheets as of June 30, 2014 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	March 31, 2014
Foreign exchange contracts	Other Assets	$—	$—
Foreign exchange contracts	Accrued Liabilities	$(71)	$(141)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	March 31, 2014
Foreign exchange contracts	Other Assets	$96	$163
Foreign exchange contracts	Accrued Liabilities	$(21)	$(64)

8.    Debt

At June 30, 2014 and 2013 the Company has access to borrow funds under a revolving credit facility (Current Revolving Credit Facility). The Current Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the Current Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the Current Revolving Credit Facility totaled $94,576,000 net of outstanding borrowings of $0 and outstanding letters of credit of $5,424,000 as of June 30, 2014. The outstanding letters of credit at June 30, 2014 consisted of $0 in commercial letters of credit and $5,424,000 of standby letters of credit.

Commitment fees are payable against the unused portion of the revolver based on the applicable rate. Interest on an outstanding borrowing used against the revolver is payable at varying rates depending on the type of outstanding borrowing and its associated interest rate plus its associated applicable rate. The two potential interest rates used are either a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate.", or (c) LIBOR plus 100 basis points or a Eurocurrency Rate (equivalent to LIBOR plus a Mandatory Cost).

The applicable rate is determined based on the pricing grid in the Current Revolving Credit Facility which varies based on the Company's total leverage ratio and borrowing type at June 30, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

The Current Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Current Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of June 30, 2014. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

At June 30, 2014 and 2013, the Company has outstanding $150,000,000 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

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

The gross balances of deferred financing costs were $4,133,000 and $4,133,000 as of June 30, 2014 and March 31, 2014 respectively. The accumulated amortization balances were $1,680,000 and $1,531,000 as of June 30, 2014 and March 31, 2014 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $3,268,000 and $3,608,000 as of June 30, 2014 and March 31, 2014 respectively, are included in senior debt in the consolidated balance sheets.

The current and long term portion of the Company’s other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2014, unsecured credit lines totaled approximately $7,119,000, of which $0 was drawn. In addition, unsecured lines of $13,075,000 were available for bank guarantees issued in the normal course of business of which $4,692,000 was utilized.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2014 for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended
	June 30, 2014	June 30, 2013
Service costs	$560	$624
Interest cost	2,529	2,409
Expected return on plan assets	(3,549)	(3,157)
Net amortization	1,069	1,577
Net periodic pension cost	$609	$1,453

The Company currently plans to contribute approximately $11,000,000 to its pension plans in fiscal 2015.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended
	June 30, 2014	June 30, 2013
Interest cost	$54	$62
Amortization of plan net losses	19	21
Net periodic postretirement cost	$73	$83

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2014.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013
Numerator for basic and diluted earnings per share:
Net income	$6,733	$7,020

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,850	19,520
Effect of dilutive employee stock options and other share-based awards	245	259
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,095	19,779

Stock options and performance shares with respect to 15,000 and 98,000 common shares for the three month periods ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

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

During the first three months of fiscal 2015 and 2014, a total of 60,073 and 68,217 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2014, 89,729 shares of restricted stock units vested and were issued.

On July 28, 2014 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on August 18, 2014 to shareholders of record on August 8, 2014. The dividend payment is expected to be approximately $800,000.

Refer to the Company’s consolidated financial statements included in its Form 10-K for the year ended March 31, 2014 for further information on its earnings per share and stock plans.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $12,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from June 30, 2014.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,929,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2014. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos settlement payments and legal defense costs of approximately $2,000,000 over the next 12 months. Because payment of these costs is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,737,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2014. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 33% and 30% in the quarter ended June 30, 2014 and June 30, 2013, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  We estimate that the effective tax rate related to continuing operations will be approximately 28% to 33% for fiscal 2015.

13.    Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$71,253	$—	$42,832	$—	$114,085
Trade accounts receivable, less allowance for doubtful accounts	35,964	4,563	41,202	—	81,729
Inventories	33,930	8,263	60,466	—	102,659
Prepaid expenses and other	13,963	227	8,478	—	22,668
Total current assets	155,110	13,053	152,978	—	321,141
Net property, plant, and equipment	47,355	6,739	23,464	—	77,558
Goodwill	40,696	31,025	47,414	—	119,135
Other intangibles, net	328	—	19,759	—	20,087
Intercompany	24,965	55,083	(80,048)	—	—
Marketable securities	—	—	22,574	—	22,574
Deferred taxes on income	10,285	2,590	7,936	—	20,811
Investment in subsidiaries	219,695	—	—	(219,695)	—
Other assets	5,919	1,378	58	—	7,355
Total assets	$504,353	$109,868	$194,135	$(219,695)	$588,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,460	$1,771	$13,538	$—	$26,769
Accrued liabilities	22,855	2,335	23,253	—	48,443
Current portion of long-term debt	267	362	960	—	1,589
Total current liabilities	34,582	4,468	37,751	—	76,801
Senior debt, less current portion	381	1,203	95	—	1,679
Subordinated debt	148,753	—	—	—	148,753
Other non-current liabilities	20,761	5,411	35,380	—	61,552
Total liabilities	204,477	11,082	73,226	—	288,785
Total shareholders’ equity	299,876	98,786	120,909	(219,695)	299,876
Total liabilities and shareholders’ equity	$504,353	$109,868	$194,135	$(219,695)	$588,661

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2014:
Net sales	$78,640	$12,805	$65,356	$(13,869)	$142,932
Cost of products sold	55,080	10,138	46,018	(13,869)	97,367
Gross profit	23,560	2,667	19,338	—	45,565
Selling expenses	5,982	1,290	10,619	—	17,891
General and administrative expenses	8,821	366	4,892	—	14,079
Amortization of intangibles	21	—	568	—	589
Income from operations	8,736	1,011	3,259	—	13,006
Interest and debt expense	3,239	38	92	—	3,369
Investment income		—	(202)	—	(202)
Foreign currency exchange loss (gain)	(12)	—	(31)	—	(43)
Other expense and (income), net	(330)	(839)	992	—	(177)
Income before income tax expense	5,839	1,812	2,408	—	10,059
Income tax expense (benefit)	1,833	792	701	—	3,326
Equity in income from continuing operations of subsidiaries	2,727	—	—	(2,727)	—
Net income	$6,733	$1,020	$1,707	$(2,727)	$6,733

For the Three Months Ended June 30, 2014	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$6,733	$1,020	$1,707	$(2,727)	$6,733
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(477)	808	—	331
Change in derivatives qualifying as hedges, net of tax	116	—	—	—	116
Change in pension liability and post-retirement obligations, net of tax	—	—	1	—	1
Adjustments:
Unrealized holding gains (losses) arising during the period, net of tax	—	—	277	—	277
Reclassification adjustment for loss included in net income, net of tax	—	—	(16)	—	(16)
Total adjustments	—	—	261	—	261
Total other comprehensive income (loss)	116	(477)	1,070	—	709
Comprehensive income (loss)	$6,849	$543	$2,777	$(2,727)	$7,442

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2014:
Operating activities:
Net cash provided by (used for) operating activities	$15,030	$158	$(8,717)	$—	$6,471
Investing activities:					—
Proceeds from sale of marketable securities	—	—	416	—	416
Purchases of marketable securities	—	—	(764)	—	(764)
Capital expenditures	(2,145)	(73)	(2,398)	—	(4,616)
Intercompany transactions	(13,303)	—	13,303	—	—
Net cash provided by (used for) investing activities	(15,448)	(73)	10,557	—	(4,964)
Financing activities:
Proceeds from exercise of stock options	1,051	—	—	—	1,051
Repayment of debt	(53)	(85)	(194)	—	(332)
Change in ESOP debt guarantee	101			—	101
Dividends paid	(793)	—	—	—	(793)
Net cash provided by (used for) financing activities	306	(85)	(194)	—	27
Effect of exchange rate changes on cash	—	—	242	—	242
Net change in cash and cash equivalents	(112)	—	1,888	—	1,776
Cash and cash equivalents at beginning of year	71,365	—	40,944	—	112,309
Cash and cash equivalents at end of year	$71,253	$—	$42,832	$—	$114,085

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2014:
ASSETS
Current assets:
Cash and cash equivalents	$71,365	$—	$40,944	$—	$112,309
Trade accounts receivable, less allowance for doubtful accounts	45,960	4,264	42,999	—	93,223
Inventories	31,076	8,374	58,126	—	97,576
Prepaid expenses and other	13,970	600	8,874	—	23,444
Total current assets	162,371	13,238	150,943	—	326,552
Net property, plant, and equipment	47,644	6,976	24,067	—	78,687
Goodwill	40,696	31,025	47,582	—	119,303
Other intangibles, net	322	—	20,520	—	20,842
Intercompany	21,892	55,593	(77,485)	—	—
Marketable securities	—	—	21,941	—	21,941
Deferred taxes on income	13,516	2,590	7,300	—	23,406
Investment in subsidiaries	216,968	—	—	(216,968)	—
Other assets	6,460	1,378	105	—	7,943
Total assets	$509,869	$110,800	$194,973	$(216,968)	$598,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,508	$2,218	$14,633	$—	$35,359
Accrued liabilities	24,268	2,661	25,419	—	52,348
Current portion of long-term debt	271	351	966	—	1,588
Total current liabilities	43,047	5,230	41,018	—	89,295
Senior debt, less current portion	430	1,299	291	—	2,020
Subordinated debt	148,685	—	—	—	148,685
Other non-current liabilities	26,421	5,429	35,538	—	67,388
Total liabilities	218,583	11,958	76,847	—	307,388
Total shareholders’ equity	291,286	98,842	118,126	(216,968)	291,286
Total liabilities and shareholders’ equity	$509,869	$110,800	$194,973	$(216,968)	$598,674

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2013:
Net sales	$60,000	$34,822	$58,443	$(14,374)	$138,891
Cost of products sold	41,246	27,341	41,187	(14,374)	95,400
Gross profit	18,754	7,481	17,256	—	43,491
Selling expenses	5,740	1,409	9,598	—	16,747
General and administrative expenses	3,835	4,225	4,789	—	12,849
Amortization of intangibles	23	—	436	—	459
Income from operations	9,156	1,847	2,433	—	13,436
Interest and debt expense	3,244	46	81	—	3,371
Investment income	—	—	(216)	—	(216)
Foreign currency exchange gain	16	—	210	—	226
Other expense and (income), net	(688)	(764)	1,541	—	89
Income before income tax expense	6,584	2,565	817	—	9,966
Income tax expense (benefit)	2,267	883	(204)	—	2,946
Equity in income from continuing operations of subsidiaries	2,703	—	—	(2,703)	—
Net income	$7,020	$1,682	$1,021	$(2,703)	$7,020

For the Three Months Ended June 30, 2013	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$7,020	$1,682	$1,021	$(2,703)	$7,020
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1,319	(1,449)	—	(130)
Change in derivatives qualifying as hedges, net of tax	(49)	—	135	—	86
Change in pension liability and post-retirement obligations, net of tax	—	—	(5)	—	(5)
Adjustments:
Unrealized holding gain (losses) arising during the period, net of tax	—	—	(434)	—	(434)
Reclassification adjustment for loss included in net income, net of tax	—	—	(235)	—	(235)
Total adjustments	—	—	(669)	—	(669)
Total other comprehensive income (loss)	(49)	1,319	(1,988)	—	(718)
Comprehensive income (loss)	$6,971	$3,001	$(967)	$(2,703)	$6,302

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended June 30, 2013:
Operating activities:
Net cash provided by (used for) operating activities	$(1,844)	$131	$(195)	$—	$(1,908)
Investing activities:
Proceeds from sale of marketable securities	—	—	952	—	952
Purchases of marketable securities	—	—	(1,613)	—	(1,613)
Capital expenditures	(2,485)	(57)	(1,072)	—	(3,614)
Proceeds from sale of assets	—	—	(5,847)	—	(5,847)
Intercompany loan	(5,179)	—	5,179
Net cash provided by (used for) investing activities	(7,664)	(57)	(2,401)	—	(10,122)
Financing activities:
Proceeds from exercise of stock options	412	—	—	—	412
Repayment of debt	—	(74)	(192)	—	(266)
Change in ESOP debt guarantee	104	—	—	—	104
Net cash provided by (used for) financing activities	516	(74)	(192)	—	250
Effect of exchange rate changes on cash	—	—	519	—	519
Net change in cash and cash equivalents	(8,992)	—	(2,269)	—	(11,261)
Cash and cash equivalents at beginning of year	79,412	—	42,248	—	121,660
Cash and cash equivalents at end of year	$70,420	$—	$39,979	$—	$110,399

14.    Changes in Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended June 30, 2014 are as follows (in thousands):

	Three months ended June 30, 2014
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$1,768	$(47,977)	$5,272	$(199)	$(41,136)
Other comprehensive income (loss) before reclassification	277	(761)	331	3	(150)
Amounts reclassified from other comprehensive loss	(16)	762	—	113	859
Net current period other comprehensive income (loss)	261	1	331	116	709
Ending balance	$2,029	$(47,976)	$5,603	$(83)	$(40,427)

Details of amounts reclassified out of AOCL for the three-month period ended June 30, 2014 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(25)	Investment income
	(25)	Total before tax
	9	Tax expense
	$(16)	Net of tax

Net amortization of prior service cost
	$1,088	(1)
	1,088	Total before tax
	326	Tax benefit
	$762	Net of tax

Change in derivatives qualifying as hedges
	$184	Cost of products sold
	184	Total before tax
	71	Tax expense
	$113	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

15.    Effects of New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists." ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have an effect on the Company's consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have an effect on the Company's consolidated financial statements.

In February 2013, the FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

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

Additionally, our revenue base is geographically diverse with approximately 43% derived from customers outside the U.S. for the three months ended June 30, 2014. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved. However, in 2012 we saw a decline in the Eurozone statistics. Currently, these statistics have begun to improve as the Eurozone appears to be recovering from its latest recession.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Results of Operations

Three Months Ended June 30, 2014 and June 30, 2013

Net sales in the fiscal 2015 quarter ended June 30, 2014 were $142,932,000, up $4,041,000 or 2.9% from the fiscal 2014 quarter ended June 30, 2013 net sales of $138,891,000. Net sales were positively impacted $3,944,000 by our recent acquisitions and $1,669,000 by price increases. Net sales were negatively impacted in the amount of $2,170,000 as a result of one less shipping day and $365,000 due to a decrease in sales volume in our U.S. business. Foreign currency translation favorably impacted sales by $963,000 for the three months ended June 30, 2014.

Gross profit in the fiscal 2015 quarter ended June 30, 2014 was $45,565,000, an increase of $2,074,000 or 4.8% from the fiscal 2014 quarter ended June 30, 2013 gross profit of $43,491,000. Gross profit margin increased to 31.9% in the fiscal 2014 quarter from 31.3% in the fiscal 2014 quarter. The increase in gross profit was due to $1,669,000 in price increases, $1,288,000 from our recent acquisitions, $315,000 in increased productivity, and $75,000 in decreased product liability costs offset by $1,510,000 in decreased volume and an unfavorable sales mix and $68,000 in material inflation. The translation of foreign currencies had a $305,000 favorable impact on gross profit in the three months ended June 30, 2014.

Selling expenses were $17,891,000 and $16,747,000 in the fiscal 2015 and 2014 first quarters ended June 30, 2014 and 2013, respectively. As a percentage of consolidated net sales, selling expenses were 12.5% and 12.1% in the fiscal 2015 and 2014 three months ended June 30, 2014 and 2013. Approximately $500,000 of the increase in selling expense related to our recent acquisitions. The remaining increase related to investments made in emerging markets and general inflationary increases. Foreign currency translation had a $167,000 unfavorable impact on selling expenses.

General and administrative expenses were $14,079,000 and $12,849,000 in the fiscal 2015 and 2014 first quarters ended June 30, 2014 and 2013, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.9% and 9.3% in the fiscal 2015 and 2014 three months ended June 30, 2014 and 2013. The increase in fiscal 2015 general and administrative expenses was primarily the result of our recent acquisitions which accounted for $282,000 of the increase. The timing of certain professional service fees and one-time expenses accounted for $422,000. The remaining increase related to investments made in emerging markets and general inflationary increases. Foreign currency translation had a $66,000 unfavorable impact on general and administrative expenses for the three months ended June 30, 2014.

Amortization of intangibles was $589,000 and $459,000 in the fiscal 2015 and 2014 first quarters ended June 30, 2014 and 2013, respectively. The increase in amortization of intangibles during fiscal 2015 was related to the acquisition of Unified which was completed during the fourth quarter of fiscal 2014.

Interest and debt expense was $3,369,000 in the quarter ended June 30, 2014 and was consistent with $3,371,000 in the quarter ended June 30, 2013.

Income tax expense as a percentage of income from continuing operations before income tax expense was 33% and 30% for the first quarters ended June 30, 2014 and 2013, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 28% to 33% for fiscal 2015.

Liquidity and Capital Resources

Cash and cash equivalents totaled $114,085,000 at June 30, 2014, an increase of $1,776,000 from the March 31, 2014 balance of $112,309,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $6,471,000 for the three months ended June 30, 2014 compared with net cash used by operating activities of $1,908,000 for the three months ended June 30, 2013. The net cash provided by operating activities for the three months ended June 30, 2014 consisted of a decrease in trade accounts receivable of $11,686,000 due to collections on sales from the quarter ended March 31, 2014 which had significantly higher sales volume than the quarter ended June 30, 2014. This increase in cash was offset by an increase in inventories of $4,948,000 and a decrease in trade accounts payable and accrued and non-current liabilities of $5,976,000 and $6,287,000, respectively. The majority of the increase in inventory was due to anticipated sales volume growth during the remaining three quarters of fiscal 2015. The reduction in trade accounts payable is primarily the result of lower manufacturing activity in the quarter ended June 30, 2014 compared to the quarter ended March 31, 2014 and the timing of vendor payments. The reduction in accrued and non-current liabilities was due to contributions made to our pension plans and payment of the fiscal 2014 annual incentive compensation bonus.

Net cash used by operating activities was $1,908,000 for the three months ended June 30, 2013. The net cash used by operating activities for the three months ended June 30, 2013 consisted of a decrease in trade accounts receivable of $4,854,000 offset by an increase in inventories and prepaid expenses of $6,961,000 and $3,724,000 respectively and a decrease in trade accounts payable and accrued and non-current liabilities of $4,550,000 and 2,159,000 respectively. Approximately $4,800,000 of the increase in inventory was due to several large engineered projects that were in process. The increase in prepaid expenses was due to the timing of insurance renewals. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation as well as a net decrease in customer deposits and sales rebates earned in fiscal year 2013 and paid in fiscal 2014.

Cash flow provided by investing activities

Net cash used for investing activities was $4,964,000 for the three months ended June 30, 2014 compared with net cash used by investing activities of $10,122,000 for the three months ended June 30, 2013. The net cash used for investing activities for the three months ended June 30, 2014 consisted of $4,616,000 in capital expenditures (of which $1,990,000 relates to the expansion of our China operations and $919,000 relates to the implementation of our global ERP system) and $348,000 in net cash used for the purchase of marketable equity securities.

Net cash used by investing activities was $10,122,000 for the three months ended June 30, 2013. The net cash used by investing activities for the three months ended June 30, 2013 consisted of $3,614,000 in capital expenditures (of which $731,000 relates to implementation of our global ERP system), $5,847,000 cash used for the purchase of Hebetechnik by our Austrian subsidiary and $661,000 in net cash used for the purchase of marketable equity securities.

Cash flow provided by financing activities

Net cash provided by financing activities was $27,000 for the three months ended June 30, 2014 compared with net cash provided by financing activities of $250,000 for the three months ended June 30, 2013. Net cash provided by financing activities for the three months ended June 30, 2014 primarily relates to cash proceeds from the exercise of stock options of $1,051,000 offset by dividends paid of $793,000.

Net cash provided by financing activities was $250,000 for the three months ended June 30, 2013 and primarily consisted of cash proceeds from the exercise of stock options of $412,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of June 30, 2014, $41,231,000 of cash and cash equivalents were held by foreign subsidiaries.

At June 30, 2014 we have access to borrow funds under a revolving credit facility (Current Revolving Credit Facility). The Current Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, we may request an increase in the availability of the Current Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the Current Revolving Credit Facility totaled $94,576,000, net of outstanding borrowings of $0 and outstanding letters of credit of $5,424,000, as of June 30, 2014. The outstanding letters of credit at June 30, 2014 consisted of $0 in commercial letters of credit and $5,424,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $208,661,000 at June 30, 2014.

Commitment fees are payable against the unused portion of the revolver based on the applicable rate. Interest on an outstanding borrowing used against the revolver is payable at varying rates depending on the type of outstanding borrowing and its associated interest rate plus its associated applicable rate. The two potential interest rates used are either a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate.", or (c) LIBOR plus 100 basis points or a Eurocurrency Rate (equivalent to LIBOR plus a Mandatory Cost).

The corresponding credit agreement associated with the Current Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of June 30, 2014.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

The applicable rate is determined based on the pricing grid in the Current Revolving Credit Facility which varies based on the Company's total leverage ratio and borrowing type at June 30, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

At June 30, 2014 and 2013,we have outstanding $150,000,000 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

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

Our capital lease obligations related to property and equipment leases amounted to $3,268,000 at June 30, 2014. Capital lease obligations are included in the current and long term portion of senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2014, unsecured credit lines totaled approximately $7,119,000, of which $0 was drawn. In addition, unsecured lines of $13,075,000 were available for bank guarantees issued in the normal course of business, of which $4,692,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2014 and June 30, 2013 were $4,616,000 and $3,614,000, respectively. We expect capital spending for fiscal 2015 to be approximately $20,000,000, excluding acquisitions.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia Pacific. We have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs can be volatile and may exceed general inflation levels in future periods. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through price increases or surcharges. In the future, we may be further affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have five reporting units, only three of which have goodwill. Our Unified Industries reporting unit, Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $6,980,000, $9,857,000, and $102,298,000, respectively, at June 30, 2014.

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

Effects of New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists." ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have an effect on the Company's consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have an effect on the Company's consolidated financial statements.

In February 2013, the FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2014.

Item 4.    Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

One of the Company’s foreign locations implemented the enterprise resource planning system SAP during the fiscal year ended March 31, 2014. We expect to convert certain additional locations to SAP during fiscal 2015.  We expect that the completion of these system implementations will enhance our internal controls as follows:

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. The 1992 Framework remains available during the transition period, which extends to December 15, 2014. As of July 31, 2014, the Company continues to utilize the 1992 Framework.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets June 30, 2014 and March 31, 2014;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended June 30, 2014 and 2013;

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2014 and 2013; and

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 31, 2014	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Chief Financial Officer
(Principal Financial Officer)