Form 10-Q
period 2014-09-30
COLUMBUS MCKINNON CORP
filed 2014-10-24
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2014
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

The number of shares of common stock outstanding as of October 20, 2014 was: 19,961,752 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2014

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$114,481	$112,309
Trade accounts receivable	79,874	93,223
Inventories	100,062	97,576
Prepaid expenses and other	22,196	23,444
Total current assets	316,613	326,552
Property, plant, and equipment, net	76,122	78,687
Goodwill	116,978	119,303
Other intangibles, net	18,686	20,842
Marketable securities	22,149	21,941
Deferred taxes on income	20,909	23,406
Other assets	8,217	7,943
Total assets	$579,674	$598,674

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$26,007	$35,359
Accrued liabilities	44,325	52,348
Current portion of long term debt	711	1,588
Total current liabilities	71,043	89,295
Senior debt, less current portion	1,628	2,020
Subordinated debt	148,822	148,685
Other non current liabilities	55,486	67,388
Total liabilities	276,979	307,388
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,960,947 and 19,806,300 shares issued and outstanding	200	198
Additional paid in capital	200,759	198,546
Retained earnings	150,354	133,820
ESOP debt guarantee	—	(142)
Accumulated other comprehensive loss	(48,618)	(41,136)
Total shareholders' equity	302,695	291,286
Total liabilities and shareholders' equity	$579,674	$598,674

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except per share data)
Net sales	$146,991	$138,852	$289,923	$277,743
Cost of products sold	99,835	94,592	197,202	189,992
Gross profit	47,156	44,260	92,721	87,751

Selling expenses	17,146	17,281	35,037	34,028
General and administrative expenses	13,300	14,167	27,379	27,017
Amortization of intangibles	576	526	1,165	985
	31,022	31,974	63,581	62,030

Income from operations	16,134	12,286	29,140	25,721
Interest and debt expense	3,264	3,372	6,633	6,743
Investment income	(465)	(276)	(667)	(492)
Foreign currency exchange loss (gain)	(169)	195	(212)	420
Other expense (income), net	69	(1,261)	(108)	(1,172)
Income before income tax expense	13,435	10,256	23,494	20,222
Income tax expense	2,836	3,134	6,162	6,080
Net income	10,599	7,122	17,332	14,142
Dividends declared of $0.04 per share	(798)	—	(798)	—
Retained earnings - beginning of period	140,553	111,211	133,820	104,191
Retained earnings - end of period	$150,354	$118,333	$150,354	$118,333

Average basic shares outstanding	19,950	19,655	19,900	19,587
Average diluted shares outstanding	20,187	19,959	20,148	19,866

Basic income per share:
Net income	$0.53	$0.36	$0.87	$0.72

Diluted income per share:
Net income	$0.53	$0.36	$0.86	$0.71

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Net income	$10,599	$7,122	$17,332	$14,142
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,349)	3,065	(8,018)	2,935
Change in derivatives qualifying as hedges, net of taxes of $(45), $(82), $(116), and $(108)	88	105	204	191
Change in pension liability and postretirement obligation, net of taxes of $(142), $62, $(143), $65	263	(115)	264	(120)
Adjustments for unrealized (gain) loss on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(3), $(158), $(152), and $76	5	292	282	(142)
Reclassification adjustment for gain included in net income, net of taxes of $107, $392, $115, and $518	(198)	(727)	(214)	(962)
Net change in unrealized (gain) loss on investments	(193)	(435)	68	(1,104)
Total other comprehensive income (loss)	(8,191)	2,620	(7,482)	1,902
Comprehensive income	$2,408	$9,742	$9,850	$16,044

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
OPERATING ACTIVITIES:
Net income	$17,332	$14,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,317	6,324
Deferred income taxes and related valuation allowance	(404)	(1,249)
Net gain on sale of real estate, investments, and other	(350)	(1,543)
Stock-based compensation	1,919	1,758
Amortization of deferred financing costs and discount on subordinated debt	434	436
Property casualty loss	250	—
Changes in operating assets and liabilities, net of effects of business acquisition:
Trade accounts receivable	11,138	5,074
Inventories	(6,070)	(10,433)
Prepaid expenses	63	(1,024)
Other assets	(322)	684
Trade accounts payable	(6,301)	(5,366)
Accrued liabilities	(5,681)	(1,353)
Non-current liabilities	(6,586)	(5,741)
Net cash provided by (used for) operating activities	12,739	1,709

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	976	3,724
Purchases of marketable securities	(787)	(2,597)
Capital expenditures	(7,585)	(8,033)
Purchase of business	—	(5,847)
Other	16	—
Net cash provided by (used for) investing activities	(7,380)	(12,753)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,099	838
Repayment of debt	(1,220)	(295)
Change in ESOP guarantee and other	(779)	206
Dividends paid	(1,591)	—
Net cash (used for) provided by financing activities	(2,491)	749
Effect of exchange rate changes on cash	(696)	454
Net change in cash and cash equivalents	2,172	(9,841)
Cash and cash equivalents at beginning of period	112,309	121,660
Cash and cash equivalents at end of period	$114,481	$111,819

Supplementary cash flow data:
Interest paid	$6,335	$6,547
Income taxes paid, net of refunds	$5,568	$7,465

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2014

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2014, the results of its operations for the three and six month periods ended September 30, 2014 and September 30, 2013, and cash flows for the six months ended September 30, 2014 and September 30, 2013, have been included. Results for the period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2014.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During both the three and six months ended September 30, 2014, approximately 58% of sales were to customers in the U.S.

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

When valuing its derivative portfolio, the Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  The Company uses quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes due 2019, registered under the Securities Act of 1933, as amended (7 7/8% Notes) and, consequently, the fair value is based on Level 2 inputs. The carrying value of the Company’s senior debt approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, its fair value is based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$22,149	$22,149	$—	$—
Derivative Assets	38	—	38	—

Disclosed at fair value:
Subordinated debt	$(156,375)	$—	$(156,375)	$—
Senior debt	(2,339)	—	(2,339)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$21,941	$21,941	$—	$—
Derivative liabilities	(42)	—	(42)	—

Disclosed at fair value:
Subordinated debt	$(161,250)	$—	$(161,250)	$—
Senior debt	(3,608)	—	(3,608)	—

The Company did not have any nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,822,000 at September 30, 2014 and $148,685,000 at March 31, 2014.

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

Assets and liabilities that were measured on a non-recurring basis during the year ended March 31, 2014 include assets and liabilities acquired in connection with the acquisitions of Hebetechnik and Unified described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. For Unified, significant valuation inputs included an attrition rate of 8% for customer relationships, an engineering cost per hour of $57.20 for the engineered drawings, and a royalty rate of 1.5% for trademark and trade names. For Hebetechnik, significant valuation inputs included a weighted average cost of capital of 12.3%.

4.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2014	March 31, 2014
At cost - FIFO basis:
Raw materials	$55,571	$55,072
Work-in-process	15,012	12,338
Finished goods	47,623	49,649
	118,206	117,059
LIFO cost less than FIFO cost	(18,144)	(19,483)
Net inventories	$100,062	$97,576

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

5.    Marketable Securities

All of the Company’s marketable securities, which consist of equity securities and fixed income securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the condensed consolidated balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the condensed consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on quoted market prices at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the condensed consolidated statements of operations and retained earnings.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three and six months ended September 30, 2014 or September 30, 2013.

During the three and six months ended September 30, 2014, investments that were previously written down were sold at a gain of $58,000. There were no such gains or losses recorded for the three and six months ended September 30, 2013.

The following is a summary of available-for-sale securities at September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,181	$2,020	$52	$22,149

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2014 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$45	$—
Securities in a continuous loss position for more than 12 months	4,490	52
	$4,535	$52

Net realized gains related to sales of marketable securities were $305,000 and $91,000, in the three month periods ended September 30, 2014 and September 30, 2013, respectively and $329,000 and $127,000 for the six month periods then ended, respectively.

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

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has five reporting units.  Only three of the five reporting units carried goodwill at September 30, 2014 and March 31, 2014.

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

We performed our qualitative assessment during the fourth quarter of fiscal year 2014 and determined that it was not more likely than not that the fair value of each of its reporting units with goodwill, other than Duff-Norton, was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units other than the Duff-Norton reporting unit. The Company performed step one of the two-step impairment test for the Duff-Norton reporting unit. Based on the results of the two-step impairment test during the fourth quarter of fiscal 2014, the Company determined that the Duff-Norton reporting unit's fair value was not less than its applicable carrying value.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the three months ended September 30, 2014 is as follows (in thousands):

Balance at April 1, 2014	$119,303
Currency translation	(2,325)
Balance at September 30, 2014	$116,978

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,475	$(1,800)	$3,675	$5,969	$(1,799)	$4,170
Indefinite lived trademark	1,200	—	1,200	1,200	—	$1,200
Customer relationships	16,204	(7,906)	8,298	17,453	(7,779)	9,674
Acquired technology	4,960	(117)	4,843	4,960	(17)	$4,943
Other	1,145	(475)	670	1,135	(280)	855
Total	$28,984	$(10,298)	$18,686	$30,717	$(9,875)	$20,842

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2015 through 2019 is expected to be approximately $2,300,000.

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

The Company has a foreign currency forward agreement in place to offset changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. The notional amount of this derivative is $590,000 and the contract matures by April 30, 2016. This contract is marked to market each balance sheet date and is not designated as a hedge.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency assets and liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $444,000 and all contracts mature within two months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivatives is $1,501,000 and all contracts mature within eight months of September 30, 2014.

The Company has derivative contracts with one counterparty as of September 30, 2014. The Company is exposed to credit losses in the event of non performance by the counterparty on its financial instruments. The counterparty has an investment grade credit rating. The Company anticipates that the counterparty will be able to fully satisfy its obligations under the contracts.

The Company's agreements with its foreign exchange contract counterparty contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2014, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2014 fair values reflected in the table below. During the six months ended September 30, 2014, the Company was not in default of any of its derivative obligations.

From its September 30, 2014 balance of accumulated other comprehensive loss, the Company expects to reclassify approximately $5,000 out of accumulated other comprehensive loss during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the three months ended September 30, 2014 and 2013 (in thousands):

September 30,	Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2014	Foreign exchange contracts	$67	Cost of products sold	$(21)
2013	Foreign exchange contracts	25	Cost of products sold	(80)

September 30,	Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2014	Foreign exchange contracts	Foreign currency exchange gain	$45
2013	Foreign exchange contracts	Foreign currency exchange gain	60

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the six months ended September 30, 2014 and 2013 (in thousands):

September 30,	Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2014	Foreign exchange contracts	70	Cost of products sold	$(134)
2013	Foreign exchange contracts	116	Cost of products sold	(75)

September 30,	Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2014	Foreign exchange contracts	Foreign currency exchange gain	$88
2013	Foreign exchange contracts	Foreign currency exchange loss	(70)

As of September 30, 2014, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheets as of September 30, 2014 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	March 31, 2014
Foreign exchange contracts	Other Assets	$61	$—
Foreign exchange contracts	Accrued Liabilities	$(47)	$(141)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	March 31, 2014
Foreign exchange contracts	Other Assets	$24	$163
Foreign exchange contracts	Accrued Liabilities	$—	$(64)

8.    Debt

At September 30, 2014 and 2013 the Company has access to borrow funds under a revolving credit facility (Current Revolving Credit Facility). The Current Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the Current Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the Current Revolving Credit Facility totaled $94,748,000 net of outstanding borrowings of $0 and outstanding letters of credit of $5,252,000 as of September 30, 2014. The outstanding letters of credit at September 30, 2014 consisted of $852,000 in commercial letters of credit and $4,400,000 of standby letters of credit.

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

The applicable rate is determined based on the pricing grid in the Current Revolving Credit Facility which varies based on the Company's total leverage ratio and borrowing type at September 30, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

The Current Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Current Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of September 30, 2014. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

At September 30, 2014 and 2013, the Company has outstanding $150,000,000 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

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

The gross balances of deferred financing costs were $4,133,000 as of September 30, 2014 and March 31, 2014. The accumulated amortization balances were $1,829,000 and $1,531,000 as of September 30, 2014 and March 31, 2014 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $2,339,000 and $3,608,000 as of September 30, 2014 and March 31, 2014 respectively, are included in senior debt in the consolidated balance sheets.

The current and long term portion of the Company’s other senior debt consists primarily of capital lease obligations.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2014, unsecured credit lines totaled approximately $6,568,000, of which $0 was drawn. In addition, unsecured lines of $12,062,000 were available for bank guarantees issued in the normal course of business of which $4,477,000 was utilized.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2014 for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Six months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service costs	$557	$629	$1,117	$1,253
Interest cost	2,509	2,418	5,038	4,827
Expected return on plan assets	(3,547)	(3,157)	(7,096)	(6,314)
Net amortization	1,046	1,582	2,115	3,159
Net periodic pension cost	$565	$1,472	$1,174	$2,925

The Company currently plans to contribute approximately $11,000,000 to its pension plans in fiscal 2015.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Six months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest cost	$54	$63	$108	$125
Amortization of plan net losses	19	22	38	43
Net periodic postretirement cost	$73	$85	$146	$168

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2014.

In October 2014 the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  The Company has estimated that the curtailment charge resulting from this amendment will not be material to the financial statements.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator for basic and diluted earnings per share:
Net income	$10,599	$7,122	$17,332	$14,142

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,950	19,655	19,900	19,587
Effect of dilutive employee stock options and other share-based awards	237	304	248	279
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,187	19,959	20,148	19,866

Stock options and performance shares with respect to 133,000 and 17,000 common shares for the three month periods ended September 30, 2014 and 2013, respectively, and 130,000 and 47,000 common shares for the six month periods ended September 30, 2014 and 2013, respectively were not included in the computation of diluted earnings per share for September 30, 2014 and 2013 because they were antidilutive. For the three and six months ended September 30, 2014 an additional 35,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

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

During the first six months of fiscal 2015 and 2014, a total of 62,816 and 116,623 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2014, 89,729 shares of restricted stock units vested and were issued.

On October 19, 2014 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on November 17, 2014 to shareholders of record on November 7, 2014. The dividend payment is expected to be approximately $800,000.

During the quarter ended September 30, 2014 the final quarterly loan payment was made by the Employee Stock Ownership Plan (ESOP) to the Company.  There are no shares of collateralized common stock related to the ESOP loan outstanding at September 30, 2014.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $7,000,000 and $12,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years from September 30, 2014.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,514,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2014. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos settlement payments and legal defense costs of approximately $2,000,000 over the next 12 months. Because payment of these costs is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,668,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2014. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 21% and 31% in the quarter ended September 30, 2014 and September 30, 2013, respectively and 26% and 30% for the six-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  For the three and six months ended September 30, 2014 income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2015 due to a recently issued tax regulation that results in the utilization of certain tax credits relating to previous fiscal years. The credits result in an income tax benefit of $1,431,000 for the three and six months ended September 30, 2014 and reduce the effective tax rate by 11% and 6% respectively. We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2015.

13.    Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,111	$—	$38,370	$—	$114,481
Trade accounts receivable, less allowance for doubtful accounts	34,858	4,624	40,392	—	79,874
Inventories	31,262	8,372	60,428	—	100,062
Prepaid expenses and other	13,636	4	8,556	—	22,196
Total current assets	155,867	13,000	147,746	—	316,613
Net property, plant, and equipment	47,932	6,343	21,847	—	76,122
Goodwill	40,697	31,025	45,256	—	116,978
Other intangibles, net	331	—	18,355	—	18,686
Intercompany	13,303	58,061	(71,364)	—	—
Marketable securities	—	—	22,149	—	22,149
Deferred taxes on income	10,284	2,590	8,035	—	20,909
Investment in subsidiaries	224,486	—	—	(224,486)	—
Other assets	6,514	1,378	325	—	8,217
Total assets	$499,414	$112,397	$192,349	$(224,486)	$579,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,516	$2,318	$10,173	$—	$26,007
Accrued liabilities	17,147	2,539	24,639	—	44,325
Current portion of long-term debt	279	373	59	—	711
Total current liabilities	30,942	5,230	34,871	—	71,043
Senior debt, less current portion	368	1,106	154	—	1,628
Subordinated debt	148,822	—	—	—	148,822
Other non-current liabilities	16,587	5,393	33,506	—	55,486
Total liabilities	196,719	11,729	68,531	—	276,979
Total shareholders’ equity	302,695	100,668	123,818	(224,486)	302,695
Total liabilities and shareholders’ equity	$499,414	$112,397	$192,349	$(224,486)	$579,674

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2014:
Net sales	$80,511	$14,964	$65,823	$(14,307)	$146,991
Cost of products sold	57,121	11,275	45,746	(14,307)	99,835
Gross profit	23,390	3,689	20,077	—	47,156
Selling expenses	5,862	1,337	9,947	—	17,146
General and administrative expenses	7,867	339	5,094	—	13,300
Amortization of intangibles	24	—	552	—	576
Income from operations	9,637	2,013	4,484	—	16,134
Interest and debt expense	3,241	37	(14)	—	3,264
Investment income	—	—	(465)	—	(465)
Foreign currency exchange loss (gain)	(5)	—	(164)	—	(169)
Other expense and (income), net	(79)	(816)	964	—	69
Income before income tax expense	6,480	2,792	4,163	—	13,435
Income tax expense (benefit)	672	1,191	973	—	2,836
Equity in income from continuing operations of subsidiaries	4,791	—	—	(4,791)	—
Net income	$10,599	$1,601	$3,190	$(4,791)	$10,599

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2014:
Net sales	$159,151	$27,769	$131,179	$(28,176)	$289,923
Cost of products sold	112,201	21,413	91,764	(28,176)	197,202
Gross profit	46,950	6,356	39,415	—	92,721
Selling expenses	11,844	2,627	20,566	—	35,037
General and administrative expenses	16,688	705	9,986	—	27,379
Amortization of intangibles	45	—	1,120	—	1,165
Income from operations	18,373	3,024	7,743	—	29,140
Interest and debt expense	6,480	75	78	—	6,633
Investment income	—	—	(667)	—	(667)
Foreign currency exchange loss (gain)	(17)	—	(195)	—	(212)
Other expense and (income), net	(409)	(1,655)	1,956	—	(108)
Income before income tax expense	12,319	4,604	6,571	—	23,494
Income tax expense (benefit)	2,505	1,983	1,674	—	6,162
Equity in income from continuing operations of subsidiaries	7,518	—	—	(7,518)	—
Net income	$17,332	$2,621	$4,897	$(7,518)	$17,332

For the Three Months Ended September 30, 2014	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$10,599	$1,601	$3,190	$(4,791)	$10,599
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(7,920)	(429)	—	(8,349)
Change in derivatives qualifying as hedges, net of tax	4	—	84	—	88
Change in pension liability and post-retirement obligations, net of tax	—	—	263	—	263
Adjustments:
Unrealized holding gains (losses) arising during the period, net of tax	—	—	5	—	5
Reclassification adjustment for loss included in net income, net of tax	—	—	(198)	—	(198)
Total adjustments	—	—	(193)	—	(193)
Total other comprehensive income (loss)	4	(7,920)	(275)	—	(8,191)
Comprehensive income (loss)	$10,603	$(6,319)	$2,915	$(4,791)	$2,408

For the Six Months Ended September 30, 2014	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$17,332	$2,621	$4,897	$(7,518)	$17,332
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(8,397)	379	—	(8,018)
Change in derivatives qualifying as hedges, net of tax	120	—	84	—	204
Change in pension liability and post-retirement obligations, net of tax	—	—	264	—	264
Adjustments:
Unrealized holding gains (losses) arising during the period, net of tax	—	—	282	—	282
Reclassification adjustment for loss included in net income, net of tax	—	—	(214)	—	(214)
Total adjustments	—	—	68	—	68
Total other comprehensive income (loss)	120	(8,397)	795	—	(7,482)
Comprehensive income (loss)	$17,452	$(5,776)	$5,692	$(7,518)	$9,850

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2014:
Operating activities:
Net cash provided by (used for) operating activities	$24,050	$206	$(11,517)	$—	$12,739
Investing activities:
Proceeds from sale of marketable securities	—	—	976	—	976
Purchases of marketable securities	—	—	(787)	—	(787)
Capital expenditures	(4,827)	(151)	(2,607)	—	(7,585)
Intercompany transactions	(13,303)	—	13,303	—	—
Other	150	116	(250)	—	16
Net cash provided by (used for) investing activities	(17,980)	(35)	10,635	—	(7,380)
Financing activities:
Proceeds from exercise of stock options	1,099	—	—	—	1,099
Repayment of debt	(53)	(171)	(996)	—	(1,220)
Change in ESOP debt guarantee and other	(779)	—		—	(779)
Dividends paid	(1,591)	—	—	—	(1,591)
Net cash provided by (used for) financing activities	(1,324)	(171)	(996)	—	(2,491)
Effect of exchange rate changes on cash	—	—	(696)	—	(696)
Net change in cash and cash equivalents	4,746	—	(2,574)	—	2,172
Cash and cash equivalents at beginning of year	71,365	—	40,944	—	112,309
Cash and cash equivalents at end of year	$76,111	$—	$38,370	$—	$114,481

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2014:
ASSETS
Current assets:
Cash and cash equivalents	$71,365	$—	$40,944	$—	$112,309
Trade accounts receivable, less allowance for doubtful accounts	45,960	4,264	42,999	—	93,223
Inventories	31,076	8,374	58,126	—	97,576
Prepaid expenses and other	13,970	600	8,874	—	23,444
Total current assets	162,371	13,238	150,943	—	326,552
Net property, plant, and equipment	47,644	6,976	24,067	—	78,687
Goodwill	40,696	31,025	47,582	—	119,303
Other intangibles, net	322	—	20,520	—	20,842
Intercompany	21,892	55,593	(77,485)	—	—
Marketable securities	—	—	21,941	—	21,941
Deferred taxes on income	13,516	2,590	7,300	—	23,406
Investment in subsidiaries	216,968	—	—	(216,968)	—
Other assets	6,460	1,378	105	—	7,943
Total assets	$509,869	$110,800	$194,973	$(216,968)	$598,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,508	$2,218	$14,633	$—	$35,359
Accrued liabilities	24,268	2,661	25,419	—	52,348
Current portion of long-term debt	271	351	966	—	1,588
Total current liabilities	43,047	5,230	41,018	—	89,295
Senior debt, less current portion	430	1,299	291	—	2,020
Subordinated debt	148,685	—	—	—	148,685
Other non-current liabilities	26,421	5,429	35,538	—	67,388
Total liabilities	218,583	11,958	76,847	—	307,388
Total shareholders’ equity	291,286	98,842	118,126	(216,968)	291,286
Total liabilities and shareholders’ equity	$509,869	$110,800	$194,973	$(216,968)	$598,674

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended September 30, 2013:
Net sales	$58,194	$31,703	$62,870	$(13,915)	$138,852
Cost of products sold	40,800	25,285	42,422	(13,915)	94,592
Gross profit	17,394	6,418	20,448	—	44,260
Selling expenses	6,244	1,284	9,753	—	17,281
General and administrative expenses	4,671	3,598	5,898	—	14,167
Amortization of intangibles	24	—	502	—	526
Income from operations	6,455	1,536	4,295	—	12,286
Interest and debt expense	3,241	44	87	—	3,372
Investment income	—	—	(276)	—	(276)
Foreign currency exchange gain	24	—	171	—	195
Other expense and (income), net	(1,452)	(816)	1,007	—	(1,261)
Income before income tax expense	4,642	2,308	3,306	—	10,256
Income tax expense (benefit)	1,241	1,117	776	—	3,134
Equity in income from continuing operations of subsidiaries	3,721	—	—	(3,721)	—
Net income	$7,122	$1,191	$2,530	$(3,721)	$7,122

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2013:
Net sales	$118,194	$66,525	$121,313	$(28,289)	$277,743
Cost of products sold	82,046	52,626	83,609	(28,289)	189,992
Gross profit	36,148	13,899	37,704	—	87,751
Selling expenses	11,984	2,693	19,351	—	34,028
General and administrative expenses	8,506	7,823	10,688	—	27,017
Amortization of intangibles	47	—	938	—	985
Income from operations	15,611	3,383	6,727	—	25,721
Interest and debt expense	6,485	90	168	—	6,743
Investment income	—	—	(492)	—	(492)
Foreign currency exchange gain	40	—	380	—	420
Other expense and (income), net	(2,140)	(1,580)	2,548	—	(1,172)
Income before income tax expense	11,226	4,873	4,123	—	20,222
Income tax expense (benefit)	3,508	2,000	572	—	6,080
Equity in income from continuing operations of subsidiaries	6,424	—	—	(6,424)	—
Net income	$14,142	$2,873	$3,551	$(6,424)	$14,142

For the Three Months Ended September 30, 2013	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$7,122	$1,191	$2,530	$(3,721)	$7,122
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	3,733	(668)	—	3,065
Change in derivatives qualifying as hedges, net of tax	75	—	30	—	105
Change in pension liability and post-retirement obligations, net of tax	—	—	(115)	—	(115)
Adjustments:
Unrealized holding gain (losses) arising during the period, net of tax	96	—	196	—	292
Reclassification adjustment for loss included in net income, net of tax	(880)	—	153	—	(727)
Total adjustments	(784)	—	349	—	(435)
Total other comprehensive income (loss)	(709)	3,733	(404)	—	2,620
Comprehensive income (loss)	$6,413	$4,924	$2,126	$(3,721)	$9,742

For the Six Months Ended September 30, 2013	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$14,142	$2,873	$3,551	$(6,424)	$14,142
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	5,052	(2,117)	—	2,935
Change in derivatives qualifying as hedges, net of tax	26	—	165	—	191
Change in pension liability and post-retirement obligations, net of tax	—	—	(120)	—	(120)
Adjustments:
Unrealized holding gain (losses) arising during the period, net of tax	96	—	(238)	—	(142)
Reclassification adjustment for loss included in net income, net of tax	(880)	—	(82)	—	(962)
Total adjustments	(784)	—	(320)	—	(1,104)
Total other comprehensive income (loss)	(758)	5,052	(2,392)	—	1,902
Comprehensive income (loss)	$13,384	$7,925	$1,159	$(6,424)	$16,044

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Six Months Ended September 30, 2013:
Operating activities:
Net cash provided by (used for) operating activities	$10,999	$1,267	$(10,557)	$—	$1,709
Investing activities:
Proceeds from sale of marketable securities	—	—	3,724	—	3,724
Purchases of marketable securities	—	—	(2,597)	—	(2,597)
Capital expenditures	(1,318)	(1,116)	(5,599)	—	(8,033)
Purchase of business, net of cash	—	—	(5,847)	—	(5,847)
Intercompany loan	(13,303)	—	13,303	—	—
Net cash provided by (used for) investing activities	(14,621)	(1,116)	2,984	—	(12,753)
Financing activities:
Proceeds from exercise of stock options	838	—	—	—	838
Repayment of debt	—	(151)	(144)	—	(295)
Change in ESOP debt guarantee	206	—	—	—	206
Net cash provided by (used for) financing activities	1,044	(151)	(144)	—	749
Effect of exchange rate changes on cash	—	—	454	—	454
Net change in cash and cash equivalents	(2,578)	—	(7,263)	—	(9,841)
Cash and cash equivalents at beginning of year	79,412	—	42,248	—	121,660
Cash and cash equivalents at end of year	$76,834	$—	$34,985	$—	$111,819

14.    Changes in Other Comprehensive Loss

Changes in AOCL by component for the three and six-month period ended September 30, 2014 are as follows (in thousands):

	Three months ended September 30, 2014
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$2,029	$(47,976)	$5,603	$(83)	$(40,427)
Other comprehensive income (loss) before reclassification	5	(482)	(8,349)	67	(8,759)
Amounts reclassified from other comprehensive loss	(198)	745	—	21	568
Net current period other comprehensive income (loss)	(193)	263	(8,349)	88	(8,191)
Ending balance	$1,836	$(47,713)	$(2,746)	$5	$(48,618)

	Six months ended September 30, 2014
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$1,768	$(47,977)	$5,272	$(199)	$(41,136)
Other comprehensive income (loss) before reclassification	282	(1,243)	(8,018)	70	(8,909)
Amounts reclassified from other comprehensive loss	(214)	1,507	—	134	1,427
Net current period other comprehensive income (loss)	68	264	(8,018)	204	(7,482)
Ending balance	$1,836	$(47,713)	$(2,746)	$5	$(48,618)

Details of amounts reclassified out of AOCL for the three-month period ended September 30, 2014 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(305)	Investment income
	(305)	Total before tax
	107	Tax expense
	$(198)	Net of tax

Net amortization of prior service cost
	$1,065	(1)
	1,065	Total before tax
	320	Tax benefit
	$745	Net of tax

Change in derivatives qualifying as hedges
	$66	Cost of products sold
	66	Total before tax
	45	Tax expense
	$21	Net of tax

Details of amounts reclassified out of AOCL for the six-month period ended September 30, 2014 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(329)	Investment income
	(329)	Total before tax
	115	Tax expense
	$(214)	Net of tax

Net amortization of prior service cost
	$2,153	(1)
	2,153	Total before tax
	646	Tax benefit
	$1,507	Net of tax

Change in derivatives qualifying as hedges
	$250	Cost of products sold
	250	Total before tax
	116	Tax expense
	$134	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

15.    Effects of New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. We stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of October 31, 2017, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile. We plan to evaluate possible refinancing opportunities over the rest of the fiscal year as the 7 7/8% Notes are callable February 1, 2015.

Additionally, our revenue base is geographically diverse with approximately 42% derived from customers outside the U.S. for the six months ended September 30, 2014. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved. However, in 2012 we saw a decline in the Eurozone statistics. Currently, these statistics have begun to improve as the Eurozone appears to be recovering from its latest recession.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

From a strategic perspective, we are investing in global markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including energy, heavy OEM, entertainment, and construction and infrastructure.

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

Results of Operations

Three Months Ended September 30, 2014 and September 30, 2013

Net sales in the fiscal 2015 quarter ended September 30, 2014 were $146,991,000, up $8,139,000 or 5.9% from the fiscal 2014 quarter ended September 30, 2013 net sales of $138,852,000. Net sales were positively impacted $2,886,000 by the Unified acquisition, $2,208,000 due to an increase in sales volume, $2,204,000 by an additional shipping day, and $1,278,000 by price increases. Foreign currency translation unfavorably impacted sales by $437,000 for the three months ended September 30, 2014.

Gross profit in the fiscal 2015 quarter ended September 30, 2014 was $47,156,000, an increase of $2,896,000 or 6.5% from the fiscal 2014 quarter ended September 30, 2013 gross profit of $44,260,000. Gross profit margin increased to 32.1% in the fiscal 2014 quarter from 31.9% in the fiscal 2014 quarter. The increase in gross profit was due to $1,278,000 in price increases, $1,225,000 from the Unified acquisition, $898,000 in increased volume and mix, $301,000 in decreased product liability costs, and $23,000 in increased productivity offset by $364,000 in material cost inflation and $315,000 in increased inventory reserves. The translation of foreign currencies had a $150,000 unfavorable impact on gross profit in the three months ended September 30, 2014.

Selling expenses were $17,146,000 and $17,281,000 in the fiscal 2015 and 2014 second quarters ended September 30, 2014 and 2013, respectively. As a percentage of consolidated net sales, selling expenses were 11.7% and 12.4% in the fiscal 2015 and 2014 three months ended September 30, 2014 and 2013. Selling expenses are comparable to the prior year with a $236,000 increase due to the Unified acquisition offset by general cost control. Foreign currency translation had a $120,000 favorable impact on selling expenses.

General and administrative expenses were $13,300,000 and $14,167,000 in the fiscal 2015 and 2014 second quarters ended September 30, 2014 and 2013, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.0% and 10.2% in the fiscal 2015 and 2014 three months ended September 30, 2014 and 2013. The decrease in fiscal 2015 general and administrative expenses was primarily the result of non-recurring personnel related costs and professional services incurred in the prior year. Foreign currency translation did not have a significant impact on general and administrative expenses for the three months ended September 30, 2014.

Amortization of intangibles was $576,000 and $526,000 in the fiscal 2015 and 2014 second quarters ended September 30, 2014 and 2013, respectively. The increase in amortization of intangibles during fiscal 2015 was related to the acquisition of Unified which was completed during the fourth quarter of fiscal 2014.

Interest and debt expense was $3,264,000 in the quarter ended September 30, 2014 and was consistent with $3,372,000 in the quarter ended September 30, 2013.

Other expense (income), net was $69,000 and $(1,261,000) in the fiscal 2015 and 2014 second quarters ended September 30, 2014 and 2013, respectively. The fiscal 2015 amount includes a property casualty loss of $250,000. The fiscal 2014 amount includes a gain on the sale of equity securities received in an insurance company demutualization.

Income tax expense as a percentage of income from continuing operations before income tax expense was 21% and 31% for the second quarters ended September 30, 2014 and 2013, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  For the three months ended September 30, 2014 income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2015 due to a recently issued tax regulation that results in the utilization of certain tax credits relating to previous fiscal years. The credits result in an income tax benefit of $1,431,000 for the three and six months ended September 30, 2014. We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2015.

Six Months Ended September 30, 2014 and September 30, 2013

Net sales in the fiscal 2015 six months ended September 30, 2014 were $289,923,000, up $12,180,000 or 4.4% from the fiscal 2014 six months ended September 30, 2013 net sales of $277,743,000. Net sales were positively impacted $6,830,000 by our recent acquisitions, $2,947,000 by price increases, and $1,877,000 by increased sales volume. Foreign currency translation favorably impacted sales by $526,000 for the six months.

Gross profit in the fiscal 2015 six months ended September 30, 2014 was $92,721,000, an increase of $4,970,000 or 5.7% from the fiscal 2014 six months ended September 30, 2013 gross profit of $87,751,000. Gross profit margin increased to 32.0% in the fiscal 2014 six months ended September 30, 2014 from 31.6% in the fiscal 2014 six months ended September 30, 2013. The increase in gross profit was due to $2,947,000 in price increases, $2,515,000 from our recent acquisitions, $376,000 in decreased product liability costs, and $21,000 in increased productivity net of increased inventory reserves offset by $612,000 in decreased volume and mix and $432,000 in material cost inflation. The translation of foreign currencies had a $155,000 favorable impact on gross profit in the six months ended September 30, 2014.

Selling expenses were $35,037,000 and $34,028,000 in the six months ended September 30, 2014 and 2013, respectively. As a percentage of consolidated net sales, selling expenses were 12.1% and 12.3% in the fiscal 2015 and 2014 six months ended September 30, 2014 and 2013. Approximately $716,000 of the increase in selling expense related to our recent acquisitions. The remaining increase related to investments made in emerging markets and general inflationary increases. Foreign currency translation had a $46,000 unfavorable impact on selling expenses.

General and administrative expenses were $27,379,000 and $27,017,000 in the six months ended September 30, 2014 and 2013, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.4% and 9.7% in the fiscal 2015 and 2014 six months ended September 30, 2014 and 2013. The increase in fiscal 2015 general and administrative expenses was primarily the result of our recent acquisitions which accounted for $470,000 of the increase. Foreign currency translation had a $52,000 unfavorable impact on general and administrative expenses for the six months ended September 30, 2014.

Amortization of intangibles was $1,165,000 and $985,000 in the fiscal 2015 and 2014 six months ended September 30, 2014 and 2013, respectively. The increase in amortization of intangibles during fiscal 2015 was related to the acquisition of Unified which was completed during the fourth quarter of fiscal 2014.

Interest and debt expense was $6,633,000 in the in the six months ended September 30, 2014 and was consistent with $6,743,000 in the six months ended September 30, 2013.

Other expense (income), net was $(108,000) and $(1,172,000) in the fiscal 2015 and 2014 six months ended September 30, 2014 and 2013, respectively. The fiscal 2015 amount includes a property casualty loss of $250,000. The fiscal 2014 amount includes a gain on the sale of equity securities received in an insurance company demutualization.

Income tax expense as a percentage of income from continuing operations before income tax expense was 26% and 30% for the six months ended September 30, 2014 and 2013, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  For the six months ended September 30, 2014 income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2015 due to a recently issued tax regulation that results in the utilization of certain tax credits relating to previous fiscal years. The credits result in an income tax benefit of $1,431,000 for the six months ended September 30, 2014. We estimate that the effective tax rate related to continuing operations will be approximately 27% to 32% for fiscal 2015.

Liquidity and Capital Resources

Cash and cash equivalents totaled $114,481,000 at September 30, 2014, an increase of $2,172,000 from the March 31, 2014 balance of $112,309,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $12,739,000 for the six months ended September 30, 2014 compared with net cash provided by operating activities of $1,709,000 for the six months ended September 30, 2013. The net cash provided by operating activities for the six months ended September 30, 2014 consisted of a decrease in trade accounts receivable of $11,138,000 due to collections on sales from the quarter ended March 31, 2014 which had significantly higher sales volume than the quarter ended September 30, 2014. This increase in cash was offset by an increase in inventories of $6,070,000 and a decrease in trade accounts payable and accrued and non-current liabilities of $6,301,000 and $12,267,000, respectively. The majority of the increase in inventory was due to anticipated sales volume growth during the remaining two quarters of fiscal 2015. The reduction in trade accounts payable is primarily the result of lower manufacturing activity in the quarter ended September 30, 2014 compared to the quarter ended March 31, 2014 and the timing of vendor payments. The reduction in accrued and non-current liabilities was due to contributions made to our pension plans and a decrease in accrued payroll costs (including the payment of the fiscal 2014 annual incentive compensation bonus) offset by an increase in customer deposits.

Net cash provided by operating activities was $1,709,000 for the six months ended September 30, 2013 compared with net cash provided by operating activities of $7,574,000 for the six months ended September 30, 2012. The net cash provided by operating activities for the six months ended September 30, 2013 consisted of a decrease in trade accounts receivable of $5,074,000, offset by an increase in inventories of $10,433,000 and a decrease in trade accounts payable and accrued and non-current liabilities of $5,366,000 and $7,094,000 respectively. Approximately $3,500,000 of the increase in inventory was due to several large engineered projects that were in process with the rest of the increase due to anticipated sales volume growth in the second half of fiscal 2014. The reduction in accrued and non-current liabilities was due to payment of the annual incentive compensation and contributions made to our pension plans.

Cash flow provided by investing activities

Net cash used for investing activities was $7,380,000 for the six months ended September 30, 2014 compared with net cash used for investing activities of $12,753,000 for the six months ended September 30, 2013. The net cash used for investing activities for the six months ended September 30, 2014 consisted of $7,585,000 in capital expenditures (of which $1,990,000 relates to the expansion of our China operations and $2,260,000 relates to the implementation of our global ERP system) offset by $189,000 in net cash proceeds from the sale of marketable equity securities. The other source of cash from investing activities of $16,000 includes proceeds from an insurance settlement of $150,000 and cash received from the sale of an asset of $116,000 offset by an increase in restricted cash of $250,000.

Net cash used for investing activities was $12,753,000 for the six months ended September 30, 2013 compared with net cash used for investing activities of $1,433,000 for the six months ended September 30, 2012. The net cash used for investing activities for the six months ended September 30, 2013 consisted of $8,033,000 in capital expenditures (of which $1,401,000 relates to implementation of our global ERP system), $5,847,000 cash used for the purchase of Hebetechnik by our Austrian subsidiary, offset by $1,127,000 in net cash proceeds from the sale of marketable equity securities.

Cash flow provided by financing activities

Net cash used for financing activities was $2,491,000 for the six months ended September 30, 2014 compared with net cash provided by financing activities of $749,000 for the six months ended September 30, 2013. Net cash used for financing activities for the six months ended September 30, 2014 primarily relates to dividends paid of $1,591,000 and the repayment of debt of $1,220,000 offset by proceeds from the exercise of stock options of $1,099,000.

Net cash provided by financing activities was $749,000 for the six months ended September 30, 2013 compared with net cash used by financing activities of $12,000 for the six months ended September 30, 2012. Net cash provided by financing activities for the six months ended September 30, 2013 primarily relates to cash proceeds from the exercise of stock options of $838,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of September 30, 2014, $36,695,000 of cash and cash equivalents were held by foreign subsidiaries.

At September 30, 2014 we have access to borrow funds under a revolving credit facility (Current Revolving Credit Facility). The Current Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, we may request an increase in the availability of the Current Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the Current Revolving Credit Facility totaled $94,748,000, net of outstanding borrowings of $0 and outstanding letters of credit of $5,252,000, as of September 30, 2014. The outstanding letters of credit at September 30, 2014 consisted of $852,000 in commercial letters of credit and $4,400,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $209,229,000 at September 30, 2014.

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

The corresponding credit agreement associated with the Current Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of September 30, 2014.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

The applicable rate is determined based on the pricing grid in the Current Revolving Credit Facility which varies based on the Company's total leverage ratio and borrowing type at September 30, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

At September 30, 2014 and 2013, we have outstanding $150,000,000 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

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

The gross balances of deferred financing costs were $4,133,000 as of September 30, 2014 and March 31, 2014. The accumulated amortization balances were $1,829,000 and $1,531,000 as of September 30, 2014 and March 31, 2014 respectively.

Our capital lease obligations related to property and equipment leases amounted to $2,339,000 at September 30, 2014. Capital lease obligations are included in the current and long term portion of senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2014, unsecured credit lines totaled approximately $6,568,000, of which $0 was drawn. In addition, unsecured lines of $12,062,000 were available for bank guarantees issued in the normal course of business, of which $4,477,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2014 and September 30, 2013 were $7,585,000 and $8,033,000, respectively. We expect capital spending for fiscal 2015 to be approximately $20,000,000, excluding acquisitions.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have five reporting units, only three of which have goodwill. Our Unified Industries reporting unit, Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $6,980,000, $9,751,000, and $100,247,000, respectively, at September 30, 2014.

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

Effects of New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Item 4.    Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. The 1992 Framework remains available during the transition period, which extends to December 15, 2014. As of September 30, 2014, the Company continues to utilize the 1992 Framework.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2014, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets September 30, 2014 and March 31, 2014;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and six months ended September 30, 2014 and 2013;

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2014 and 2013; and

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 24, 2014	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)