Form 10-Q
period 2014-12-31
COLUMBUS MCKINNON CORP
filed 2015-01-29
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2014
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

The number of shares of common stock outstanding as of January 26, 2015 was: 19,977,771 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2014

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$102,488	$112,309
Trade accounts receivable	70,090	93,223
Inventories	107,421	97,576
Prepaid expenses and other	24,267	23,444
Total current assets	304,266	326,552
Property, plant, and equipment, net	85,466	78,687
Goodwill	130,523	119,303
Other intangibles, net	17,773	20,842
Marketable securities	20,829	21,941
Deferred taxes on income	21,658	23,406
Other assets	12,819	7,943
Total assets	$593,334	$598,674

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$23,646	$35,359
Accrued liabilities	52,147	52,348
Current portion of long term debt	7,023	1,588
Total current liabilities	82,816	89,295
Senior debt, less current portion	1,592	2,020
Subordinated debt	148,890	148,685
Other non current liabilities	54,914	67,388
Total liabilities	288,212	307,388
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,977,771 and 19,806,300 shares issued and outstanding	200	198
Additional paid in capital	202,013	198,546
Retained earnings	157,413	133,820
ESOP debt guarantee	—	(142)
Accumulated other comprehensive loss	(54,504)	(41,136)
Total shareholders' equity	305,122	291,286
Total liabilities and shareholders' equity	$593,334	$598,674

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands, except per share data)
Net sales	$140,791	$145,072	$430,714	$422,815
Cost of products sold	97,382	102,075	294,584	292,067
Gross profit	43,409	42,997	136,130	130,748

Selling expenses	17,398	16,188	52,434	50,216
General and administrative expenses	12,845	15,230	40,224	42,247
Amortization of intangibles	551	478	1,716	1,463
	30,794	31,896	94,374	93,926

Income from operations	12,615	11,101	41,756	36,822
Interest and debt expense	3,344	3,395	9,977	10,138
Investment (income) loss	(1,016)	(254)	(1,683)	(746)
Foreign currency exchange loss (gain)	247	568	36	988
Other expense (income), net	(181)	(147)	(289)	(1,319)
Income before income tax expense	10,221	7,539	33,715	27,761
Income tax expense	2,360	875	8,522	6,955
Net income	7,861	6,664	25,193	20,806
Dividends declared	(802)	—	(1,600)	—
Retained earnings - beginning of period	150,354	118,333	133,820	104,191
Retained earnings - end of period	$157,413	$124,997	$157,413	$124,997

Average basic shares outstanding	19,974	19,691	19,925	19,622
Average diluted shares outstanding	20,232	20,019	20,185	19,915

Basic income per share:
Net income	$0.39	$0.34	$1.26	$1.06

Diluted income per share:
Net income	$0.39	$0.33	$1.25	$1.04

Dividends declared per common share	$0.04	$—	$0.08	$—

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Net income	$7,861	$6,664	$25,193	$20,806
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,627)	871	(13,645)	3,806
Change in derivatives qualifying as hedges, net of taxes of $(18), $(30), $(133), and $(138)	53	88	257	279
Change in pension liability and postretirement obligation, net of taxes of $(74), $6, $(216), $71	138	(11)	402	(131)
Adjustments for unrealized (gain) loss on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(55), $(141), $(208), and $(65)	103	262	386	120
Reclassification adjustment for gain included in net income, net of taxes of $298, $19, $413, and $538	(553)	(36)	(768)	(998)
Net change in unrealized (gain) loss on investments	(450)	226	(382)	(878)
Total other comprehensive income (loss)	(5,886)	1,174	(13,368)	3,076
Comprehensive income	$1,975	$7,838	$11,825	$23,882

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2014	December 31, 2013
	(In thousands)
OPERATING ACTIVITIES:
Net income	$25,193	$20,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,605	9,566
Deferred income taxes and related valuation allowance	(1,273)	(1,773)
Net gain on sale of real estate, investments, and other	(1,233)	(1,629)
Stock-based compensation	2,991	2,707
Amortization of deferred financing costs and discount on subordinated debt	652	655
Property casualty loss	250	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	21,633	6,572
Inventories	(8,470)	(8,927)
Prepaid expenses	(1,012)	(1,588)
Other assets	(531)	534
Trade accounts payable	(9,056)	(4,753)
Accrued liabilities	756	6,410
Non-current liabilities	(10,655)	(10,622)
Net cash provided by (used for) operating activities	29,850	17,958

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	2,585	5,444
Purchases of marketable securities	(673)	(3,611)
Capital expenditures	(11,343)	(13,484)
Purchase of business, net of cash acquired	(19,931)	(5,847)
Other	16	—
Net cash provided by (used for) investing activities	(29,346)	(17,498)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,362	1,464
Net payments under lines of credit	—	(7)
Repayment of debt	(1,099)	(566)
Change in ESOP guarantee and other	(800)	308
Restricted cash related to purchase of business (see Note 2)	(5,819)	—
Dividends paid	(2,392)	—
Net cash (used for) provided by financing activities	(8,748)	1,199
Effect of exchange rate changes on cash	(1,577)	549
Net change in cash and cash equivalents	(9,821)	2,208
Cash and cash equivalents at beginning of period	112,309	121,660
Cash and cash equivalents at end of period	$102,488	$123,868

Supplementary cash flow data:
Interest paid	$6,578	$6,845
Income taxes paid, net of refunds	$9,096	$9,572
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2014

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2014, the results of its operations for the three and nine month periods ended December 31, 2014 and December 31, 2013, and cash flows for the nine months ended December 31, 2014 and December 31, 2013, have been included. Results for the period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2014.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine months ended December 31, 2014, approximately 59% and 58% of sales were to customers in the U.S, respectively.

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

On December 30, 2014 the Company acquired 100% of the outstanding common shares of Stahlhammer Bommern GmbH (“STB”) located in Hamm, Germany, a privately-owned company with annual sales of approximately $17,800,000. STB manufactures a large range of lifting tools and forged parts that are able to withstand particularly heavy, static and dynamic loads, including single and ramshorn lifting hooks. The Company believes STB is a strong strategic fit allowing further expansion of the rigging business globally. The results of STB are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of STB is not considered significant to the Company’s consolidated financial position and results of operations.

The acquisition of STB was funded with existing cash. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. At December 31, 2014 the fair values of the assets acquired and liabilities assumed have been preliminarily estimated based on their carrying values due to the proximity of the acquisition to the quarter end date and pending the finalization of their fair values. Revisions to these estimates as fair values are finalized will be reflected in the financial statements throughout the measurement period. The excess consideration of $14,623,000 has preliminarily been recorded as goodwill. Goodwill recorded in connection with the acquisition is not deductible for German income tax purposes.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$9,100
Property, plant and equipment	8,597
Other liabilities	(6,570)
Goodwill	14,623
Total	$25,750

In connection with the acquisition of STB, the Company withheld $5,819,000 to be paid to the seller at upon satisfaction of certain conditions. Of this amount, $1,210,000 is expected to be paid to the seller within one year of the acquisition and the remaining $4,609,000 is expected to be paid to the seller in a time period exceeding one year of the acquisition. The Company has recorded assets on its condensed consolidated balance sheet at December 31, 2014 of current restricted cash of $1,210,000 within prepaid expenses and other and long term restricted cash of $4,609,000 in other assets. Further, the Company has recorded a short term liability to the seller of $1,210,000 within accrued liabilities and a long term liability to the seller of $4,609,000 within other non current liabilities.

For our acquisitions, goodwill represents future economic benefits arising from other assets acquired that do not meet the criteria for separate recognition apart from goodwill, including assembled workforce, growth opportunities and increased presence in the markets served by the target companies.

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$20,829	$20,829	$—	$—
Derivative Assets	59	—	59	—

Disclosed at fair value:
Subordinated debt	$(156,000)	$—	$(156,000)	$—
Senior debt	(8,615)	—	(8,615)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$21,941	$21,941	$—	$—
Derivative liabilities	(42)	—	(42)	—

Disclosed at fair value:
Subordinated debt	$(161,250)	$—	$(161,250)	$—
Senior debt	(3,608)	—	(3,608)	—

The Company did not have any nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.

The carrying amount of these financial assets and liabilities are the same as their fair value with the exception of the subordinated debt whose carrying value is a liability of $148,890,000 at December 31, 2014 and $148,685,000 at March 31, 2014.

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

Assets and liabilities that were measured on a non-recurring basis during the nine months ended December 31, 2014 and year ended March 31, 2014 include assets and liabilities acquired in connection with the acquisitions of Hebetechnik, Unified, and STB described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. For STB, the fair values of the assets acquired and liabilities assumed have been preliminarily estimated based on their carrying values due to the proximity of the acquisition date to the quarter end date of December 31, 2014. Revisions to these estimates as fair value calculations are completed will be reflected in the financial statements throughout the measurement period. For Unified, significant valuation inputs included an attrition rate of 8% for customer relationships, an engineering cost per hour of $57.20 for the engineered drawings, and a royalty rate of 1.5% for trademark and trade names. For Hebetechnik, significant valuation inputs included a weighted average cost of capital of 12.3%.

4.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
At cost - FIFO basis:
Raw materials	$69,936	$55,072
Work-in-process	15,736	12,338
Finished goods	40,137	49,649
	125,809	117,059
LIFO cost less than FIFO cost	(18,388)	(19,483)
Net inventories	$107,421	$97,576

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three and nine months ended December 31, 2014 or December 31, 2013.

During the nine months ended December 31, 2014, certain investments that were previously written down were sold at a gain of $58,000. There were no such gains or losses recorded for the nine months ended December 31, 2013.

The following is a summary of available-for-sale securities at December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$19,553	$1,312	$36	$20,829

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2014 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$—	$—
Securities in a continuous loss position for more than 12 months	4,209	36
	$4,209	$36

Net realized gains related to sales of marketable securities were $852,000 and $55,000, in the three month periods ended December 31, 2014 and December 31, 2013, respectively and $1,181,000 and $182,000 for the nine month periods then ended, respectively.

In addition to the above, during the nine months ended December 31, 2013 the Company sold certain equity securities previously recorded on the condensed consolidated balance sheets in prepaid expenses and other resulting in a gain of $1,354,000, respectively. This gain has been recorded within other (income) expense, net in the condensed consolidated statements of operations and retained earnings.

The following is a summary of available-for-sale securities at March 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,078	$2,013	$150	$21,941

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has five reporting units.  Only three of the five reporting units carried goodwill at December 31, 2014 and March 31, 2014.

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

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as changes in the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the nine months ended December 31, 2014 is as follows (in thousands):

Balance at April 1, 2014	$119,303
Acquisition of STB (see Note 2)	14,623
Currency translation	(3,403)
Balance at December 31, 2014	$130,523

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually (or upon identification of impairment indicators) and not amortized until their lives are determined to be finite.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,247	$(1,796)	$3,451	$5,969	$(1,799)	$4,170
Indefinite lived trademark	1,200	—	1,200	1,200	—	$1,200
Customer relationships	15,623	(7,951)	7,672	17,453	(7,779)	9,674
Acquired technology	4,960	(168)	4,792	4,960	(17)	$4,943
Other	1,426	(768)	658	1,135	(280)	855
Total	$28,456	$(10,683)	$17,773	$30,717	$(9,875)	$20,842

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

The Company has a foreign currency forward agreement in place to offset changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. The notional amount of this derivative is $590,000 and the contract matures on April 15, 2016. This contract is marked to market each balance sheet date and is not designated as a hedge.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency assets and liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $356,000 and all contracts mature within two months. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivatives is $472,000 and all contracts mature within five months of December 31, 2014.

The Company has derivative contracts with one counterparty as of December 31, 2014. The Company is exposed to credit losses in the event of non performance by the counterparty on its financial instruments. The counterparty has an investment grade credit rating. The Company anticipates that the counterparty will be able to fully satisfy its obligations under the contracts.

The Company's agreements with its foreign exchange contract counterparty contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2014, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2014, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2014 fair values reflected in the table below. During the nine months ended December 31, 2014, the Company was not in default of any of its derivative obligations.

From its December 31, 2014 balance of accumulated other comprehensive loss, the Company expects to reclassify approximately $58,000 out of accumulated other comprehensive loss during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the three months ended December 31, 2014 and 2013 (in thousands):

December 31,	Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2014	Foreign exchange contracts	$(18)	Cost of products sold	$(71)
2013	Foreign exchange contracts	(2)	Cost of products sold	(90)

December 31,	Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2014	Foreign exchange contracts	Foreign currency exchange gain	$7
2013	Foreign exchange contracts	Foreign currency exchange gain	(134)

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the nine months ended December 31, 2014 and 2013 (in thousands):

December 31,	Derivatives Designated as Cash Flow Hedges (Foreign Exchange Contracts)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
2014	Foreign exchange contracts	53	Cost of products sold	$(204)
2013	Foreign exchange contracts	114	Cost of products sold	(165)

December 31	Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
2014	Foreign exchange contracts	Foreign currency exchange gain	$95
2013	Foreign exchange contracts	Foreign currency exchange loss	(204)

As of December 31, 2014, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheets as of December 31, 2014 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	March 31, 2014
Foreign exchange contracts	Other Assets	$28	$—
Foreign exchange contracts	Accrued Liabilities	$—	$(141)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	March 31, 2014
Foreign exchange contracts	Other Assets	$31	$163
Foreign exchange contracts	Accrued Liabilities	$—	$(64)

8.    Debt

At December 31, 2014 and 2013 the Company has access to borrow funds under a revolving credit facility (Current Revolving Credit Facility). The Current Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, the Company may request an increase in the availability of the Current Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the Current Revolving Credit Facility totaled $94,884,000 net of outstanding borrowings of $0 and outstanding letters of credit of $5,116,000 as of December 31, 2014. The outstanding letters of credit at December 31, 2014 consisted of $717,000 in commercial letters of credit and $4,399,000 of standby letters of credit.

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

The applicable rate is determined based on the pricing grid in the Current Revolving Credit Facility which varies based on the Company's total leverage ratio and borrowing type at December 31, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

The Current Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Current Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of December 31, 2014. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

At December 31, 2014 and 2013, the Company has outstanding $150,000,000 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

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

On January 23, 2015 the Company announced it elected to redeem its 7 7/8% Notes. The 7 7/8% Notes will be redeemed at a redemption price of $1,039.38 per $1,000 of principal amount of 7 7/8% Notes, plus interest on the 7 7/8% Notes up to, but excluding the redemption date of February 23, 2015 (“Redemption Date”). All interest will cease to accrue on and after the Redemption Date.
On January 23, 2015, the Company entered into a new $150,000,000 senior secured revolving credit facility and established a new $125,000,000 delayed draw senior secured term loan facility. The Company’s Current Revolving Credit Facility was terminated. Both the revolver and the new term loan have five-year terms maturing in 2020. The proceeds from the new term loan and a $25,000,000 draw on the revolver will be used to redeem the 7 7/8% Notes. The Company expects to record an $8,500,000 debt retirement charge, which includes the call premium.

The gross balances of deferred financing costs were $4,133,000 as of December 31, 2014 and March 31, 2014. The accumulated amortization balances were $1,978,000 and $1,531,000 as of December 31, 2014 and March 31, 2014 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $2,361,000 and $3,608,000 as of December 31, 2014 and March 31, 2014 respectively, are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2014, unsecured credit lines totaled approximately $6,290,000, of which $0 was drawn. In addition, unsecured lines of $11,553,000 were available for bank guarantees issued in the normal course of business of which $4,124,000 was utilized.

The current and long term portion of the Company’s other senior debt consists primarily of capital lease obligations and debt acquired in the acquisition of STB.

In December 2014, the Company acquired STB as described in Note 2.  As part of the acquisition, the Company assumed debt. The outstanding balance of the debt assumed as of December 31, 2014 is $6,254,000. The debt is included in the current portion of long term debt in the consolidating balance sheets as the Company expects to fully pay off the debt in the fourth quarter of fiscal 2015 using current funds.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2014 for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Service costs	$480	$610	$1,597	$1,863
Interest cost	2,386	2,472	7,424	7,299
Expected return on plan assets	(3,582)	(3,155)	(10,678)	(9,469)
Net amortization	889	1,720	3,004	4,879
Curtailment	$82	$—	$82	$—
Net periodic pension cost	$255	$1,647	$1,429	$4,572

The Company currently plans to contribute approximately $11,000,000 to its pension plans in fiscal 2015.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest cost	$53	$66	$161	$191
Amortization of plan net losses	19	33	57	76
Net periodic postretirement cost	$72	$99	$218	$267

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2014.

In October 2014 the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans.  The related curtailment charge of $82,000 has been recognized during the three and nine months ended December 31, 2014.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Numerator for basic and diluted earnings per share:
Net income	$7,861	$6,664	$25,193	$20,806

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	19,974	19,691	19,925	19,622
Effect of dilutive employee stock options and other share-based awards	258	328	260	293
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,232	20,019	20,185	19,915

Stock options and performance shares with respect to 114,000 and 16,000 common shares for the three and nine month periods ended December 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share for December 31, 2014 and 2013 because they were antidilutive. For the three and nine months ended December 31, 2014 an additional 35,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

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

During the first nine months of fiscal 2015 and 2014, a total of 66,732 and 159,594 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2014, 89,729 shares of restricted stock units vested and were issued.

On January 26, 2015 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on February 17, 2015 to shareholders of record on February 6, 2015. The dividend payment is expected to be approximately $800,000.

During the nine months ended December 31, 2014 the final quarterly loan payment was made by the Employee Stock Ownership Plan (ESOP) to the Company.  There are no shares of collateralized common stock related to the ESOP loan outstanding at December 31, 2014.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $6,700,000 and $11,200,000 using actuarial parameters of continued claims for a period of 37 years from December 31, 2014.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,202,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2014. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos settlement payments and legal defense costs of approximately $2,000,000 over the next 12 months. Because payment of these costs is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,594,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2014. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 23% and 12% in the quarter ended December 31, 2014 and December 31, 2013, respectively and 25% for both nine-month periods then ended. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  For the nine months ended December 31, 2014 income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2015 due to a recently issued tax regulation that results in the utilization of certain tax credits relating to previous fiscal years. The credits result in an income tax benefit of $1,431,000 for the nine months ended December 31, 2014 and reduced the effective tax rate by 4%. For the three and nine months ended December 31, 2013 income taxes as a percentage of income before income taxes was not reflective of the U.S. statutory rate due to the reversal of a reserve for an uncertain tax position in the amount of $1,249,000. The reserve for the uncertain tax position was reversed as a result of the expiration of the statute of limitations. We estimate that the effective tax rate related to continuing operations will be approximately 23% to 28% for fiscal 2015.

13.    Summary Financial Information

The following information (in thousands) sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 7 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are 100% owned and the guarantees are full, unconditional, joint and several.

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$59,464	$—	$43,024	$—	$102,488
Trade accounts receivable, less allowance for doubtful accounts	29,212	4,261	36,617	—	70,090
Inventories	31,423	8,490	67,508	—	107,421
Prepaid expenses and other	13,547	77	10,643	—	24,267
Total current assets	133,646	12,828	157,792	—	304,266
Net property, plant, and equipment	50,035	6,131	29,300	—	85,466
Goodwill	40,696	31,025	58,802	—	130,523
Other intangibles, net	346	—	17,427	—	17,773
Intercompany	33,863	35,695	(69,558)	—	—
Marketable securities	—	—	20,829	—	20,829
Deferred taxes on income	8,727	2,590	10,341	—	21,658
Investment in subsidiaries	229,603	—	—	(229,603)	—
Other assets	6,530	1,379	4,910	—	12,819
Total assets	$503,446	$89,648	$229,843	$(229,603)	$593,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,879	$2,275	$9,492	$—	$23,646
Accrued liabilities	22,141	2,274	27,732	—	52,147
Current portion of long-term debt	328	385	6,310	—	7,023
Total current liabilities	34,348	4,934	43,534	—	82,816
Senior debt, less current portion	449	1,006	137	—	1,592
Subordinated debt	148,890	—	—	—	148,890
Other non-current liabilities	14,637	5,375	34,902	—	54,914
Total liabilities	198,324	11,315	78,573	—	288,212
Total shareholders’ equity	305,122	78,333	151,270	(229,603)	305,122
Total liabilities and shareholders’ equity	$503,446	$89,648	$229,843	$(229,603)	$593,334

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended December 31, 2014:
Net sales	$77,240	$13,895	$62,270	$(12,614)	$140,791
Cost of products sold	54,702	11,043	44,251	(12,614)	97,382
Gross profit	22,538	2,852	18,019	—	43,409
Selling expenses	6,281	1,372	9,745	—	17,398
General and administrative expenses	7,970	373	4,502	—	12,845
Amortization of intangibles	24	—	527	—	551
Income from operations	8,263	1,107	3,245	—	12,615
Interest and debt expense	3,237	34	73	—	3,344
Investment income	—	—	(1,016)	—	(1,016)
Foreign currency exchange loss (gain)	81	—	166	—	247
Other expense and (income), net	(325)	(756)	900	—	(181)
Income before income tax expense	5,270	1,829	3,122	—	10,221
Income tax expense (benefit)	2,526	529	(695)	—	2,360
Equity in income from continuing operations of subsidiaries	5,117	—	—	(5,117)	—
Net income	$7,861	$1,300	$3,817	$(5,117)	$7,861

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2014:
Net sales	$236,391	$41,664	$193,449	$(40,790)	$430,714
Cost of products sold	166,903	32,456	136,015	(40,790)	294,584
Gross profit	69,488	9,208	57,434	—	136,130
Selling expenses	18,125	3,999	30,310	—	52,434
General and administrative expenses	24,658	1,078	14,488	—	40,224
Amortization of intangibles	69	—	1,647	—	1,716
Income from operations	26,636	4,131	10,989	—	41,756
Interest and debt expense	9,717	109	151	—	9,977
Investment income	—	—	(1,683)	—	(1,683)
Foreign currency exchange loss (gain)	64	—	(28)	—	36
Other expense and (income), net	(734)	(2,411)	2,856	—	(289)
Income before income tax expense	17,589	6,433	9,693	—	33,715
Income tax expense (benefit)	5,031	2,512	979	—	8,522
Equity in income from continuing operations of subsidiaries	12,635	—	—	(12,635)	—
Net income	$25,193	$3,921	$8,714	$(12,635)	$25,193

For the Three Months Ended December 31, 2014	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$7,861	$1,300	$3,817	$(5,117)	$7,861
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3,905)	(1,840)	118	(5,627)
Change in derivatives qualifying as hedges, net of tax	27	—	26	—	53
Change in pension liability and post-retirement obligations, net of tax	—	—	138	—	138
Adjustments:
Unrealized holding gains (losses) arising during the period, net of tax	—	—	103	—	103
Reclassification adjustment for loss included in net income, net of tax	—	—	(553)	—	(553)
Total adjustments	—	—	(450)	—	(450)
Total other comprehensive income (loss)	27	(3,905)	(2,126)	118	(5,886)
Comprehensive income (loss)	$7,888	$(2,605)	$1,691	$(4,999)	$1,975

For the Nine Months Ended December 31, 2014	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$25,193	$3,921	$8,714	$(12,635)	$25,193
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(12,302)	(1,461)	118	(13,645)
Change in derivatives qualifying as hedges, net of tax	147	—	110	—	257
Change in pension liability and post-retirement obligations, net of tax	—	—	402	—	402
Adjustments:
Unrealized holding gains (losses) arising during the period, net of tax	—	—	386	—	386
Reclassification adjustment for loss included in net income, net of tax	—	—	(768)	—	(768)
Total adjustments	—	—	(382)	—	(382)
Total other comprehensive income (loss)	147	(12,302)	(1,331)	118	(13,368)
Comprehensive income (loss)	$25,340	$(8,381)	$7,383	$(12,517)	$11,825

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2014:
Operating activities:
Net cash provided by (used for) operating activities	$39,669	$379	$(10,198)	$—	$29,850
Investing activities:
Proceeds from sale of marketable securities	—	—	2,585	—	2,585
Purchases of marketable securities	—	—	(673)	—	(673)
Capital expenditures	(8,026)	(236)	(3,081)	—	(11,343)
Purchase of business, net of cash acquired	—	—	(19,931)	—	(19,931)
Intercompany transactions	(41,940)	—	41,940	—	—
Other	150	116	(250)	—	16
Net cash provided by (used for) investing activities	(49,816)	(120)	20,590	—	(29,346)
Financing activities:
Proceeds from exercise of stock options	1,362	—	—	—	1,362
Repayment of debt	76	(259)	(916)	—	(1,099)
Change in ESOP debt guarantee and other	(800)	—		—	(800)
Restricted cash related to purchase of business	—	—	(5,819)	—	(5,819)
Dividends paid	(2,392)	—	—	—	(2,392)
Net cash provided by (used for) financing activities	(1,754)	(259)	(6,735)	—	(8,748)
Effect of exchange rate changes on cash	—	—	(1,577)	—	(1,577)
Net change in cash and cash equivalents	(11,901)	—	2,080	—	(9,821)
Cash and cash equivalents at beginning of year	71,365	—	40,944	—	112,309
Cash and cash equivalents at end of year	$59,464	$—	$43,024	$—	$102,488

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2014:
ASSETS
Current assets:
Cash and cash equivalents	$71,365	$—	$40,944	$—	$112,309
Trade accounts receivable, less allowance for doubtful accounts	45,960	4,264	42,999	—	93,223
Inventories	31,076	8,374	58,126	—	97,576
Prepaid expenses and other	13,970	600	8,874	—	23,444
Total current assets	162,371	13,238	150,943	—	326,552
Net property, plant, and equipment	47,644	6,976	24,067	—	78,687
Goodwill	40,696	31,025	47,582	—	119,303
Other intangibles, net	322	—	20,520	—	20,842
Intercompany	21,892	55,593	(77,485)	—	—
Marketable securities	—	—	21,941	—	21,941
Deferred taxes on income	13,516	2,590	7,300	—	23,406
Investment in subsidiaries	216,968	—	—	(216,968)	—
Other assets	6,460	1,378	105	—	7,943
Total assets	$509,869	$110,800	$194,973	$(216,968)	$598,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,508	$2,218	$14,633	$—	$35,359
Accrued liabilities	24,268	2,661	25,419	—	52,348
Current portion of long-term debt	271	351	966	—	1,588
Total current liabilities	43,047	5,230	41,018	—	89,295
Senior debt, less current portion	430	1,299	291	—	2,020
Subordinated debt	148,685	—	—	—	148,685
Other non-current liabilities	26,421	5,429	35,538	—	67,388
Total liabilities	218,583	11,958	76,847	—	307,388
Total shareholders’ equity	291,286	98,842	118,126	(216,968)	291,286
Total liabilities and shareholders’ equity	$509,869	$110,800	$194,973	$(216,968)	$598,674

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Three Months Ended December 31, 2013:
Net sales	$58,669	$31,947	$69,073	$(14,617)	$145,072
Cost of products sold	41,692	25,967	49,033	(14,617)	102,075
Gross profit	16,977	5,980	20,040	—	42,997
Selling expenses	5,763	1,323	9,102	—	16,188
General and administrative expenses	6,703	2,269	6,258	—	15,230
Amortization of intangibles	25	—	453	—	478
Income from operations	4,486	2,388	4,227	—	11,101
Interest and debt expense	3,233	42	120	—	3,395
Investment income	—	—	(254)	—	(254)
Foreign currency exchange gain	(16)	—	584	—	568
Other expense and (income), net	(333)	(844)	1,030	—	(147)
Income before income tax expense	1,602	3,190	2,747	—	7,539
Income tax expense (benefit)	385	1,393	(903)	—	875
Equity in income from continuing operations of subsidiaries	5,447	—	—	(5,447)	—
Net income	$6,664	$1,797	$3,650	$(5,447)	$6,664

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2013:
Net sales	$176,863	$98,472	$190,386	$(42,906)	$422,815
Cost of products sold	123,738	78,593	132,642	(42,906)	292,067
Gross profit	53,125	19,879	57,744	—	130,748
Selling expenses	17,747	4,016	28,453	—	50,216
General and administrative expenses	15,209	10,092	16,946	—	42,247
Amortization of intangibles	72	—	1,391	—	1,463
Income from operations	20,097	5,771	10,954	—	36,822
Interest and debt expense	9,718	132	288	—	10,138
Investment income	—	—	(746)	—	(746)
Foreign currency exchange gain	24	—	964	—	988
Other expense and (income), net	(2,473)	(2,424)	3,578	—	(1,319)
Income before income tax expense	12,828	8,063	6,870	—	27,761
Income tax expense (benefit)	3,893	3,393	(331)	—	6,955
Equity in income from continuing operations of subsidiaries	11,871	—	—	(11,871)	—
Net income	$20,806	$4,670	$7,201	$(11,871)	$20,806

For the Three Months Ended December 31, 2013	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$6,664	$1,797	$3,650	$(5,447)	$6,664
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1,648	(777)	—	871
Change in derivatives qualifying as hedges, net of tax	(10)	—	98	—	88
Change in pension liability and post-retirement obligations, net of tax	—	—	(11)	—	(11)
Adjustments:
Unrealized holding gain (losses) arising during the period, net of tax	—	—	262	—	262
Reclassification adjustment for loss included in net income, net of tax	—	—	(36)	—	(36)
Total adjustments	—	—	226	—	226
Total other comprehensive income (loss)	(10)	1,648	(464)	—	1,174
Comprehensive income (loss)	$6,654	$3,445	$3,186	$(5,447)	$7,838

For the Nine Months Ended December 31, 2013	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net income	$20,806	$4,670	$7,201	$(11,871)	$20,806
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	6,701	(2,895)	—	3,806
Change in derivatives qualifying as hedges, net of tax	16	—	263	—	279
Change in pension liability and post-retirement obligations, net of tax	—	—	(131)	—	(131)
Adjustments:
Unrealized holding gain (losses) arising during the period, net of tax	96	—	24	—	120
Reclassification adjustment for loss included in net income, net of tax	(880)	—	(118)	—	(998)
Total adjustments	(784)	—	(94)	—	(878)
Total other comprehensive income (loss)	(768)	6,701	(2,857)	—	3,076
Comprehensive income (loss)	$20,038	$11,371	$4,344	$(11,871)	$23,882

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Nine Months Ended December 31, 2013:
Operating activities:
Net cash provided by (used for) operating activities	$18,408	$1,559	$(2,009)	$—	$17,958
Investing activities:
Proceeds from sale of marketable securities	—	—	5,444	—	5,444
Purchases of marketable securities	—	—	(3,611)	—	(3,611)
Capital expenditures	(3,814)	(1,328)	(8,342)	—	(13,484)
Purchase of business, net of cash acquired	—	—	(5,847)	—	(5,847)
Intercompany loan	(13,303)	—	13,303	—	—
Net cash provided by (used for) investing activities	(17,117)	(1,328)	947	—	(17,498)
Financing activities:
Proceeds from exercise of stock options	1,464	—	—	—	1,464
Net Payments under lines-of-credit			(7)		(7)
Repayment of debt	1	(231)	(336)	—	(566)
Change in ESOP debt guarantee	308	—	—	—	308
Net cash provided by (used for) financing activities	1,773	(231)	(343)	—	1,199
Effect of exchange rate changes on cash	—	—	549	—	549
Net change in cash and cash equivalents	3,064	—	(856)	—	2,208
Cash and cash equivalents at beginning of year	79,412	—	42,248	—	121,660
Cash and cash equivalents at end of year	$82,476	$—	$41,392	$—	$123,868

14.    Changes in Other Comprehensive Loss

Changes in AOCL by component for the three and nine-month period ended December 31, 2014 are as follows (in thousands):

	Three months ended December 31, 2014
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$1,836	$(47,713)	$(2,746)	$5	$(48,618)
Other comprehensive income (loss) before reclassification	103	(452)	(5,627)	(18)	(5,994)
Amounts reclassified from other comprehensive loss	(553)	590	—	71	108
Net current period other comprehensive income (loss)	(450)	138	(5,627)	53	(5,886)
Ending balance	$1,386	$(47,575)	$(8,373)	$58	$(54,504)

	Nine months ended December 31, 2014
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$1,768	$(47,977)	$5,272	$(199)	$(41,136)
Other comprehensive income (loss) before reclassification	386	(1,588)	(13,645)	53	(14,794)
Amounts reclassified from other comprehensive loss	(768)	1,990	—	204	1,426
Net current period other comprehensive income (loss)	(382)	402	(13,645)	257	(13,368)
Ending balance	$1,386	$(47,575)	$(8,373)	$58	$(54,504)

Details of amounts reclassified out of AOCL for the three-month period ended December 31, 2014 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(851)	Investment income
	(851)	Total before tax
	298	Tax expense
	$(553)	Net of tax

Net amortization of prior service cost
	$908	(1)
	908	Total before tax
	318	Tax benefit
	$590	Net of tax

Change in derivatives qualifying as hedges
	$89	Cost of products sold
	89	Total before tax
	18	Tax expense
	$71	Net of tax

Details of amounts reclassified out of AOCL for the nine-month period ended December 31, 2014 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(1,181)	Investment income
	(1,181)	Total before tax
	413	Tax expense
	$(768)	Net of tax

Net amortization of prior service cost
	$3,061	(1)
	3,061	Total before tax
	1,071	Tax benefit
	$1,990	Net of tax

Change in derivatives qualifying as hedges
	$337	Cost of products sold
	337	Total before tax
	133	Tax expense
	$204	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 140-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include growing revenue by increasing our penetration of the Asian, Latin American and European marketplaces, pursuing new products and targeted vertical markets, and by improving our productivity. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on market expansion, customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Over the course of our history, we have managed through many business cycles and our solid cash flow profile has helped us grow and expand globally. As of December 31, 2014, we stand with a capital structure which includes sufficient cash reserves, significant revolver availability with an expiration of October 31, 2017, fixed-rate long-term debt which expires in 2019 and a solid cash flow business profile.

On January 23, 2015 we announced that we have elected to redeem our 7 7/8% Notes. In connection with this, we have entered into a new $150,000,000 senior secured revolving credit facility and established a new $125,000,000 delayed draw senior secured term loan facility effective January 23, 2015. The Company’s Current Revolving Credit Facility was terminated. Both the revolver and the new term loan have five-year terms maturing in 2020. The proceeds from the new term loan and a $25,000,000 draw on the revolver will be used to redeem the 7 7/8% Notes. This refinancing provides additional flexibility to the capital structure by allowing prepayable debt and will significantly reduce our cash interest expense by approximately $7,600,000 annually. The cash interest savings are based on a weighted average interest rate of approximately 2.8% which reflects the Company’s policy of maintaining a fixed interest ratio of 50-70%.

Additionally, our revenue base is geographically diverse with approximately 42% derived from customers outside the U.S. for the nine months ended December 31, 2014. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets.  As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved. However, the Eurozone statistics have been relatively flat as the outlook for the Eurozone appears to be for low growth in the coming year.  In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Results of Operations

Three Months Ended December 31, 2014 and December 31, 2013

Net sales in the fiscal 2015 quarter ended December 31, 2014 were $140,791,000, down $4,281,000 or 3.0% from the fiscal 2014 quarter ended December 31, 2013 net sales of $145,072,000. Net sales were positively impacted $3,649,000 by the Unified acquisition and $1,488,000 by price increases offset by $2,755,000 due to a decrease in sales volume and $2,378,000 as a result of one less shipping day. Foreign currency translation unfavorably impacted sales by $4,285,000 for the three months ended December 31, 2014.

Gross profit in the fiscal 2015 quarter ended December 31, 2014 was $43,409,000, an increase of $412,000 or 1.0% from the fiscal 2014 quarter ended December 31, 2013 gross profit of $42,997,000. Gross profit margin increased to 30.8% in the fiscal 2015 quarter from 29.6% in the fiscal 2014 quarter. The increase in gross profit was due to $1,488,000 in price increases, $1,477,000 from our recent acquisitions, and $1,099,000 in increased productivity offset by $1,376,000 in decreased sales volume and mix, $742,000 in increased product liability costs, and $326,000 in material cost inflation. The translation of foreign currencies had a $1,208,000 unfavorable impact on gross profit in the three months ended December 31, 2014.

Selling expenses were $17,398,000 and $16,188,000 in the fiscal 2015 and 2014 third quarters ended December 31, 2014 and 2013, respectively. As a percentage of consolidated net sales, selling expenses were 12.4% and 11.2% in the fiscal 2015 and 2014 three months ended December 31, 2014 and 2013. The increase in selling expenses is related to investments made to drive future sales growth as well as a $283,000 increase due to the Unified acquisition. Foreign currency translation had a $792,000 favorable impact on selling expenses.

General and administrative expenses were $12,845,000 and $15,230,000 in the fiscal 2015 and 2014 third quarters ended December 31, 2014 and 2013, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.1% and 10.5% in the fiscal 2015 and 2014 three months ended December 31, 2014 and 2013. The decrease in fiscal 2015 general and administrative expenses was primarily the result of $1,361,000 of atypical professional services incurred in fiscal 2014 associated with a large acquisition that was not consummated. The remaining decrease of $678,000 is due to cost controls implemented that more than offset inflation. Foreign currency translation had a $346,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $551,000 and $478,000 in the fiscal 2015 and 2014 third quarters ended December 31, 2014 and 2013, respectively. The increase in amortization of intangibles during fiscal 2015 was related to the acquisition of Unified which was completed during the fourth quarter of fiscal 2014.

Interest and debt expense was $3,344,000 in the quarter ended December 31, 2014 and was consistent with $3,395,000 in the quarter ended December 31, 2013.

Investment income was $1,016,000 and $254,000 in the fiscal 2015 and 2014 third quarters ended December 31, 2014 and 2013, respectively. The increase in investment income during fiscal 2015 was related to the sale of marketable equity securities at a gain.

Income tax expense as a percentage of income from continuing operations before income tax expense was 23% and 12% for the third quarters ended December 31, 2014 and 2013, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For the three months ended December 31, 2013 income taxes as a percentage of income before income taxes was not reflective of the U.S. statutory rate due to the reversal of a reserve on an uncertain tax position in the amount of $1,249,000. The reserve for the uncertain tax position was reversed as a result of the expiration of the statute of limitations. We estimate that the effective tax rate related to continuing operations will be approximately 23% to 28% for fiscal 2015.

Nine Months Ended December 31, 2014 and December 31, 2013

Net sales in the fiscal 2015 nine months ended December 31, 2014 were $430,714,000, up $7,899,000 or 1.9% from the fiscal 2014 nine months ended December 31, 2013 net sales of $422,815,000. Net sales were positively impacted $10,479,000 by our recent acquisitions and $4,435,000 by price increases offset by $2,344,000 as a result of one less shipping day and $912,000 by decreased sales volume. Foreign currency translation unfavorably impacted sales by $3,759,000 for the nine months.

Gross profit in the fiscal 2015 nine months ended December 31, 2014 was $136,130,000, an increase of $5,382,000 or 4.1% from the fiscal 2014 nine months ended December 31, 2013 gross profit of $130,748,000. Gross profit margin increased to 31.6% in the fiscal 2015 nine months ended December 31, 2014 from 30.9% in the fiscal 2014 nine months ended December 31, 2013. The increase in gross profit was due to $4,435,000 in price increases, $3,991,000 from our recent acquisitions, and $1,121,000 in increased productivity net of increased inventory reserves offset by $1,988,000 in decreased volume and mix, $758,000 in increased material cost inflation, and $366,000 in increased product liability costs. The translation of foreign currencies had a $1,053,000 unfavorable impact on gross profit in the nine months ended December 31, 2014.

Selling expenses were $52,434,000 and $50,216,000 in the nine months ended December 31, 2014 and 2013, respectively. As a percentage of consolidated net sales, selling expenses were 12.2% and 11.9% in the fiscal 2015 and 2014 nine months ended December 31, 2014 and 2013. Approximately $1,176,000 of the increase in selling expense related to our recent acquisitions. The remaining increase related to investments made to drive sales growth and general inflationary increases. Foreign currency translation had a $746,000 favorable impact on selling expenses.

General and administrative expenses were $40,224,000 and $42,247,000 in the nine months ended December 31, 2014 and 2013, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.3% and 10.0% in the fiscal 2015 and 2014 nine months ended December 31, 2014 and 2013. The decrease in fiscal 2015 general and administrative expenses was primarily the result of $1,561,000 of atypical professional services incurred in fiscal 2014 associated with a large acquisition that was not consummated. Foreign currency translation had a $294,000 favorable impact on general and administrative expenses for the nine months ended December 31, 2014.

Amortization of intangibles was $1,716,000 and $1,463,000 in the fiscal 2015 and 2014 nine months ended December 31, 2014 and 2013, respectively. The increase in amortization of intangibles during fiscal 2015 was related to the acquisition of Unified which was completed during the fourth quarter of fiscal 2014.

Interest and debt expense was $9,977,000 in the in the nine months ended December 31, 2014 and was consistent with $10,138,000 in the nine months ended December 31, 2013.

Investment income was $1,683,000 and $746,000 in the fiscal 2015 and 2014 nine months ended December 31, 2014 and 2013, respectively. The increase in investment income during fiscal 2015 was related to the sale of marketable equity securities at a gain during the quarter ended December 31, 2015.

Other expense (income), net was $(289,000) and $(1,319,000) in the fiscal 2015 and 2014 nine months ended December 31, 2014 and 2013, respectively. The fiscal 2015 amount includes a property casualty loss of $250,000. The fiscal 2014 amount includes a gain on the sale of equity securities received in an insurance company demutualization.

Income tax expense as a percentage of income from continuing operations before income tax expense was 25% for both the nine months ended December 31, 2014 and 2013. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.  For the nine months ended December 31, 2014 income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2015 due to a recently issued tax regulation that results in the utilization of certain tax credits relating to previous fiscal years. The credits result in an income tax benefit of $1,431,000 for the nine months ended December 31, 2014. For the nine months ended December 31, 2013 income taxes as a percentage of income before income taxes was not reflective of the U.S. statutory rate due to the reversal of a reserve on an uncertain tax position in the amount of $1,249,000. The reserve for the uncertain tax position was reversed as a result of the expiration of the statute of limitations. We estimate that the effective tax rate related to continuing operations will be approximately 23% to 28% for fiscal 2015.

Liquidity and Capital Resources

Cash and cash equivalents totaled $102,488,000 at December 31, 2014, a decrease of $9,821,000 from the March 31, 2014 balance of $112,309,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $29,850,000 for the nine months ended December 31, 2014 compared with net cash provided by operating activities of $17,958,000 for the nine months ended December 31, 2013. The net cash provided by operating activities for the nine months ended December 31, 2014 consisted of a decrease in trade accounts receivable of $21,633,000 due to continued collections on sales particularly from the quarter ended March 31, 2014 which had significantly higher sales volume than the quarter ended December 31, 2014. This increase in cash was offset by an increase in inventories of $8,470,000 and a decrease in trade accounts payable and non-current liabilities of $9,056,000 and $10,655,000, respectively. The majority of the increase in inventory was due to anticipated sales volume growth during the fourth quarter of fiscal 2015. The reduction in trade accounts payable is primarily the result of lower manufacturing activity in the quarter ended December 31, 2014 compared to the quarter ended March 31, 2014 and the timing of vendor payments. The reduction in non-current liabilities was due to contributions made to our pension plans and payments made for the legal defense costs and settlements related to our accrued product liability reserves.

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

Cash flow provided by investing activities

Net cash used for investing activities was $29,346,000 for the nine months ended December 31, 2014 compared with net cash used for investing activities of $17,498,000 for the nine months ended December 31, 2013. The most significant net cash used for investing activities for the nine months ended December 31, 2014 is $19,931,000 for the purchase of STB as described in Note 2. Capital expenditures for the nine months ended December 31, 2014 were $11,343,000 (of which $1,990,000 relates to the expansion of our China operations and $3,295,000 relates to the implementation of our global ERP system). Offsetting these uses of cash is $1,912,000 in net cash proceeds from the sale of marketable equity securities. The other source of cash from investing activities of $16,000 includes proceeds from an insurance settlement of $150,000 and cash received from the sale of an asset of $116,000 offset by an increase in restricted cash related to the Company's captive insurance company of $250,000.

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

Cash flow provided by financing activities

Net cash used for financing activities was $8,748,000 for the nine months ended December 31, 2014 compared with net cash provided by financing activities of $1,199,000 for the nine months ended December 31, 2013. In connection with the acquisition of STB, the Company is withholding $5,819,000 to be paid to the seller upon satisfaction of certain conditions. This cash has been classified as other assets on the Company's balance sheet and is classified as a use of cash for financing activities. The remaining net cash used for financing activities for the nine months ended December 31, 2014 primarily relates to dividends paid of $2,392,000 and the repayment of debt of $1,099,000 offset by proceeds from the exercise of stock options of $1,362,000.

Net cash provided by financing activities for the nine months ended December 31, 2013 primarily relates to cash proceeds from the exercise of stock options of $1,464,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of December 31, 2014, $40,511,000 of cash and cash equivalents were held by foreign subsidiaries.

At December 31, 2014 we have access to borrow funds under a revolving credit facility (Current Revolving Credit Facility). The Current Revolving Credit Facility provides availability up to a maximum of $100,000,000 and has an initial term ending October 31, 2017.

Provided there is no default, we may request an increase in the availability of the Current Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval. The unused portion of the Current Revolving Credit Facility totaled $94,884,000, net of outstanding borrowings of $0 and outstanding letters of credit of $5,116,000, as of December 31, 2014. The outstanding letters of credit at December 31, 2014 consisted of $717,000 in commercial letters of credit and $4,399,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $197,372,000 at December 31, 2014.

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

The corresponding credit agreement associated with the Current Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which we are in compliance as of December 31, 2014.  Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

The applicable rate is determined based on the pricing grid in the Current Revolving Credit Facility which varies based on the Company's total leverage ratio and borrowing type at December 31, 2014. The mandatory cost is intended to compensate the lenders for the cost of European banking requirements.

At December 31, 2014 and 2013, we have outstanding $150,000,000 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

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

On January 23, 2015 the Company announced it elected to redeem its 7 7/8% Notes. The 7 7/8% Notes will be redeemed at a redemption price of $1,039.38 per $1,000 of principal amount of 7 7/8% Notes, plus interest on the 7 7/8% Notes up to, but excluding the redemption date of February 23, 2015 (“Redemption Date”). All interest will cease to accrue on and after the Redemption Date.
On January 23, 2015, the Company entered into a new $150,000,000 senior secured revolving credit facility and established a new $125,000,000 delayed draw senior secured term loan facility. The Company’s Current Revolving Credit Facility was terminated. Both the revolver and the new term loan have five-year terms maturing in 2020. The proceeds from the new term loan and a $25,000,000 draw on the revolver will be used to redeem the 7 7/8% Notes.

The gross balances of deferred financing costs were $4,133,000 as of December 31, 2014 and March 31, 2014. The accumulated amortization balances were $1,978,000 and $1,531,000 as of December 31, 2014 and March 31, 2014 respectively.

Our capital lease obligations related to property and equipment leases amounted to $2,361,000 at December 31, 2014. Capital lease obligations are included in the current and long term portion of senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2014, unsecured credit lines totaled approximately $6,290,000, of which $0 was drawn. In addition, unsecured lines of $11,553,000 were available for bank guarantees issued in the normal course of business, of which $4,124,000 was utilized.

In December 2014, the Company acquired STB as described in Note 2.  As part of the acquisition, the Company assumed debt. The outstanding balance of the debt assumed as of December 31, 2014 is $6,254,000. The debt is include in the current portion of long term debt in the consolidating balance sheets as the Company expects to fully pay off the debt within 12 months.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2014 and December 31, 2013 were $11,343,000 and $13,484,000, respectively. We expect capital spending for fiscal 2015 to be approximately $15,000,000 to $20,000,000, excluding acquisitions.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia Pacific. We have at times been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs can be volatile and may exceed general inflation levels in future periods. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through price increases or surcharges. In the future, we may be further affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

In October of 2014, the Society of Actuaries (SOA) issued new mortality tables (RP-2014) and a mortality improvement scale (MP-2014).  Because the new tables and improvement scale reflect today’s longer life expectancies, this could increase our obligations and contributions for our defined benefit plans.  The Company is in the process of discussing the new tables and scale with our actuaries to determine any impacts that these changes may have on our financial statements.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have five reporting units, only three of which have goodwill. Our Unified Industries reporting unit, Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $6,980,000, $9,699,000, and $113,844,000, respectively, at December 31, 2014.  Goodwill associated with the acquisition of STB has preliminarily been determined to be $14,623,000 and is included in the Rest of Products reporting unit.

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

We currently do not believe that it is more likely than not that the fair value of each of our reporting units is less than that its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

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

Item 4.    Controls and Procedures

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Two of the Company’s foreign locations implemented the enterprise resource planning system SAP during the nine months ended December 31, 2014. We expect to convert certain other locations to SAP before the end of fiscal 2015.  We expect that the completion of these system implementations will enhance our internal controls as follows:

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. The 1992 Framework remains available during the transition period, which extends to December 15, 2014. As of December 31, 2014, the Company continues to utilize the 1992 Framework.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2014, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets December 31, 2014 and March 31, 2014;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine months ended December 31, 2014 and 2013;

(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2014 and 2013; and

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 29, 2015	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)