Form 10-K
period 2015-03-31
COLUMBUS MCKINNON CORP
filed 2015-05-28
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2014 (the second fiscal quarter in which this Form 10-K relates) was approximately $439 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 26, 2015 was 20,067,724 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2015 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2015 Annual Report on Form 10-K

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

PART I

Item 1.        Business

General

We are a leading global designer, manufacturer and marketer of hoists, rigging tools, cranes, actuators, and other material handling products serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position and secure objects and loads. We are the U.S. market leader in hoists, our principal line of products, as well as certain chain, forged fittings, and actuator products which we believe provides us with a strategic advantage in selling other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Additionally, we believe we are the market leader of manual hoist and actuator products in Europe, which provides us further opportunity to sell other products through our existing distribution channels in that region.  Our products are sold globally and our brand names, including CM, Coffing, Chester, Duff-Norton, Pfaff, Shaw-Box, Unified, STB, and Yale, are among the most recognized and well-respected in the marketplace.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in the manufacturing industry capacity utilization, industrial production and general economic activity indicators, like GDP.  Both U.S. and Eurozone capacity utilization are primary leading market indicators for our Company.  U.S. industrial capacity utilization increased to 78.1% in March 2015, trending up slightly from 77.6% in March 2014 but down slightly from 78.9% in December 2014.  Eurozone capacity utilization was 81.0% in the quarter ended March 31, 2015, an increase from 80.3% during both the quarters ended March 31, 2014 and December 31, 2014.  The European indicator reflects the continued slow recovery from the 2013 recession in Europe, while the U.S. indicator demonstrates relative stability in the U.S industrial sector. In addition we follow the Emerging Markets Purchasing Managers’ Index (PMI) for other countries in which we have a strong sales and marketing presence including China, Brazil, Mexico, South Africa and Russia.

Our Position in the Industry

We participate predominantly in the hoist, crane, and monorail sector. We believe that the demand for our products and services will be aided by several growth drivers. These drivers include:

Productivity - We believe businesses respond to competitive pressures by seeking to maximize productivity and efficiency, among other actions. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.  Further, emphasis on “Lean” techniques by many companies increases demand for our lifting and positioning products for use in single-piece flow workstation applications.

Safety -   Driven by workplace safety regulations such as the Occupational Safety and Health Act (OSHA) and the Americans with Disabilities Act in the U.S. and other safety regulations around the world, and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, businesses seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

Consolidation of Suppliers - In an effort to reduce costs and increase productivity, our channel partners and end-user customers are increasingly consolidating their suppliers. We believe that our broad product offering combined with our well established brand names will enable us to benefit from this consolidation and enhance our market share.

Our Competitive Strengths

Leading North American Market Positions -   We are a leading manufacturer and marketer of hoists, alloy and high strength carbon steel chain and forged fittings, and actuators in North America.  We have developed our leading market positions over our 140-year history by emphasizing safety, manufacturing excellence and superior service. Approximately 72% of our U.S. net sales for the year ended March 31, 2015 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest channel partners and end user customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:

Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Hoist, Trolleys and Components (1)	40% - 45%	#1	60%
Screw Jacks (2)	35% - 40%	#1	7%
Tire Shredders (3)	50% - 55%	#1	3%
Jib Cranes (4)	25% - 30%	#1	2%
			72%
_____________

(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2014.

(2)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2014.

(3)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2014.

(4)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalog's in 2014.

Comprehensive Product Lines and Strong Brand Name Recognition - We believe we offer the most comprehensive product lines in the markets we serve. We offer training, engineering and design services to help channel partners and end users solve material handling problems. Most of our products are maintenance, repair and operating tools which work in conjunction with each other to create a complete lifting system.  We complement our product offerings with training, engineering and design services to assist our channel partners and end-users in finding the optimal solution for their material handling needs. Our capability as a full-line supplier has allowed us to (i) provide our customers with “one-stop shopping” for material handling equipment, which meets some customers’ desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, product development and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.  No single SKU comprises more than 1% of our sales, a testament to our broad and diversified product offering.

In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Pfaff, Shaw-Box, Unified, STB, and Yale, are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with powered and manual hoists and were first developed and marketed under these brand names in the early 1900's.  We believe that our strong brand name recognition and demonstrated performance have created customer loyalty and helps us maintain existing business, as well as capture additional business.  We innovate and continually introduce new products to meet our changing customer needs.  Products introduced or engineered for our customers during the last three fiscal years ended March 31, 2015 account for approximately 21.2% of our net sales.

Distribution Channel Diversity and Strength - Our products are sold to over 15,000 general and specialty distributors, end users and OEMs globally.  We enjoy long-standing relationships with, and are a preferred provider to, the majority of our distributors and industrial buying groups.  There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with leading distributors, as well as forming new relationships.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling. Our largest customer represents approximately 3% of our total net sales and our top 10 customers represent approximately 17% of our total net sales.

Expanding Non-U.S. Markets - We have significantly grown our non-U.S. sales since becoming a public company in 1996.  Our non-U.S. sales have grown from $34,300,000 (representing 16% of total sales) in fiscal 1996 to $244,033,000 (representing 42% of our total sales) during the year ended March 31, 2015.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific. We have nine sales offices in China to sell into this growing industrial market and eight sales offices in Latin America. Our non-U.S. business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

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

—
Rationalization and Consolidation - We have consolidated many manufacturing facilities resulting in lower annual operating costs and improving our fixed-variable cost relationship. During the year ended March 31, 2015 we developed a plan to consolidate two European facilities. We expect this plan to be completed by the end of June 2015.

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

—
Expansion Outside the U.S. - Our continued expansion of our manufacturing facilities in China and Europe provides us with a cost efficient platform to manufacture and distribute certain of our products and components. We now operate 18 principal manufacturing facilities in 7 countries, with 37 stand-alone sales and service offices in 23 countries and 11 warehouse facilities in 5 countries.

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

Strong After-Market Sales and Support - We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and ultimate satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for replacement units and components and repair parts.  We maintain strong relationships with our distribution channel partners and provide prompt service to end-users of our products through our authorized network of 16 chain repair stations and over 250 certified hoist service and repair stations globally. We also work closely with end users to design the appropriate lifting systems using our products to help them solve their material handling problems.

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

Consistent Free Cash Flow Generation and Access to Capital—We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) through periods of economic uncertainty by continually controlling our costs, improving our working capital management and reducing the capital intensity of our manufacturing operations. During fiscal 2015, we significantly enhanced our capital structure. We refinanced our 7 7/8% Senior Subordinated Notes due in 2019 with a $125 million term loan which has a considerably lower interest rate than the notes. We expect to save over $7,600,000 in interest annually based on this refinancing. Refer to Note 12 of the consolidated financial statements for additional information regarding our debt. Further we entered into a new $150 million revolving credit facility replacing our previous $100 million facility. This capital structure allows us to manage our liquidity in a low cost manner while maintaining flexibility to pursue attractive strategic growth opportunities.

Experienced Management Team with Equity Ownership - Our senior management team provides significant depth and continuity of experience in the material handling industry, supplemented by expertise in growing businesses, aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations. This diverse experience has been critical to our success to date and will be instrumental to our long-term growth. Our directors and management promote the ownership of company stock by the executive officers and directors to align the interests of our leadership team with those of our stakeholders.

Our Strategy

Invest in New Products and Targeted Markets.    We intend to leverage our competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Introducing New Products—We continue to expand our business by developing new products and services and expanding the breadth of our products to address the material handling needs of our customers. We design our powered hoist products to meet applicable standards such as ASME, FEM, DIN and other region-specific/application-specific standards to maximize product utility across global markets. We employ the StageGate process to enhance discipline and focus in our new product development program. New product sales (defined as new products introduced within the last three years and products engineered for our customers) amounted to $123,000,000 in the fiscal year ended March 31, 2015, or 21.2% of total sales exceeding our goal of having new products amounting to at least 20% of total sales.

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

Continue to Grow in Non-U.S. Markets -   Our non-U.S. sales of $244,033,000 comprised 42% of our net sales for the year ended March 31, 2015, as compared with $251,902,000, or 43% in fiscal 2014 and as compared to 16% of our net sales in fiscal 1996, the year we became a public company.  Foreign currency translation unfavorably impacted sales by $12,843,000 during fiscal 2015. Although we have made significant progress, our goal is to continue to increase our presence outside the U.S to capitalize on the higher growth opportunities and continue to diversify our business profile. We presently sell to distributors in over 50 countries and have our primary non-U.S. manufacturing facilities in China, Germany, the United Kingdom, Hungary, Mexico and France.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Asia-Pacific, Europe, and Latin America and have sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales in Asia-Pacific by manufacturing a broader array of high quality, low-cost products and components in China. We have developed and are continuing to expand our development of hoist and other products in compliance with global standards and international designs to enhance our global distribution.

Focus on Operational Excellence - Our objective is to provide the highest quality products and services at prices consistent with the value created for our customers. We continually evaluate our costs with a focus to reduce our costs. Our view is that a market-focused sales and marketing effort along with low operating costs will prove to be successful for both our customers and for the Company. We continually seek ways to reduce our operating costs and increase our manufacturing productivity, while improving our quality. Ongoing programs include our efforts to further develop our “Lean” culture throughout the organization, the expansion of our facilities in China, our continued search for new ways to leverage our purchasing power through combined sourcing and the continued focus on enhancing the efficiency of our global supply chain.

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

We design, manufacture and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, winches, industrial crane systems such as steel bridge, gantry and jib cranes and aluminum work station cranes ; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, logging tools and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters and tire shredders. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and to a lesser extent, directly to end-users. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater and sporting venues.

Products

Nearly 80% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000. Of our fiscal 2015 sales, $335,610,000 or 58% were U.S. and $244,033,000, or 42% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2015 and 2014:

	Fiscal Years Ended March 31,
	2015	2014
Hoists	68%	69%
Chain and rigging tools	13	13
Industrial cranes	5	3
Actuators and rotary unions	12	13
Other	2	2
	100%	100%

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

Our recent acquisition of Stahlhammer Bommern GmbH (STB) expands our rigging tool offering by adding a variety of eye, shank and ramshorn lifting hooks and deepens our exposure to targeted global vertical markets, such as Oil & Gas, Mining, Construction and Heavy Equipment industries. We plan to further extend STB’s product reach through our established global sales and distribution network.

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

Overhead light rail workstations - With our acquisition of Unified Industries, Inc in the prior year, we manufacture and market overhead aluminum light rail workstations primarily used in automotive and other industrial applications. Our products are sold under the Unified brand name.

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

Sales and Marketing

Our sales and marketing efforts consist of the following programs:

Factory-Direct Field Sales and Customer Service -   We sell our products through our sales force of more than 131 sales people and through independent sales agents worldwide. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

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

Trade Show Participation -   Trade shows are an effective way to promote our products to distributors and end users.  Shows can range in size from distributor “open houses” to large, global shows such as CeMAT held in Hanover, Germany.   Through partnerships with our distributors, we have expanded our reach to the end user while strengthening our distribution network.  In fiscal 2015, we focused primarily on shows related to vertical markets.  Examples include: OTC (US) for oil & gas, MINExpo (US) for mining industry, LDI (US) for the entertainment industry, PALM Expo (China) for the entertainment industry, Promat (US) and CEMAT ASIA for material handling, automation, transport/logistics industries, Prolight & Sound (Germany) for industrial equipment, Plasa (UK) for entertainment, Mecânica (Brazil) for automation and process controls, Rio for oil & gas (Brazil) and Expo Manejo de Materiales y Logística (Mexico) for handling of materials and logistics.

Industry Association Membership and Participation -   As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved in numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), and ASME (American Society of Mechanical Engineers).

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

CMCO University - Launched in September 2013, CMCO University consists of several training programs designed to give our Channel Partners intimate knowledge of Columbus McKinnon products. Held at the Columbus McKinnon Niagara Training Center and other locations in Latin America and Europe, this program consists of classroom and hands-on training aimed at providing the sales and product information our Channel Partners need to select the right product for their end-users application and the tools to win in the marketplace.

Web Sites -    Our main corporate web site www.cmworks.com supports the Company’s broad product offering providing product data, maintenance manuals and related information for the brands within our product portfolio.  The sites also provide detailed search and simultaneous product comparisons, the ability to submit “Requests for Quotations” and allows users the ability to chat live with a member of our customer service department.  In addition to our main site we maintain an additional 20 sites supporting various product lines, industry segments and geographies.  Distributors also have access to a secure, extranet portal website allowing them to enter sales orders, search pricing information, check order status, and product serial number information.

Distribution and Markets

Our distribution channels include a variety of commercial distributors. In addition, we sell overhead bridge, jib and gantry cranes and aluminum light rail systems as well as certain motion technology products directly to end-users. The following describes our global distribution channels:

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

Specialty Distribution Channels -   Our global specialty distribution channels consist of:

—
National and regional distributors that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog, internet and branch sales and a field sales force.

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

Pfaff International Direct -   Our German-based Pfaff business markets and sells most of its actuators direct to end-users, providing an additional method to market for us in the European region.

Crane End-Users -   We market and sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builder, Crane Equipment & Service, Inc. (“CES”). CES which includes Abell-Howe and Washington Equipment brands designs, manufactures, installs and services a variety of cranes with capacities up to 100 tons.

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 16 chain repair service stations and over 250 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

OEM/Government Distribution Channels -    This channel consists of:

—
OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

—
Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments. We also provide our products to the U.S. and other governments for a variety of military applications.

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have over 250 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, DuPont, General Electric, and many other industrial and entertainment organizations.

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

Backlog

Our backlog of orders at March 31, 2015 was approximately $85,170,000 compared to approximately $86,801,000 at March 31, 2014. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog reflect the project oriented nature of certain aspects of our business.

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

Major competitors for hoists are Konecranes, Terex (acquired Demag Cranes) and Kito (and its U.S. subsidiary Harrington); for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes, Terex (acquired Demag Cranes) and a variety of independent crane builders; for actuators and rotary unions are Deublin, Joyce-Dayton and Nook Industries; and for tire shredders is Granutech.

Employees

At March 31, 2015, we had 2,747 employees; 1,446 in the U.S./Canada, 133 in Latin America, 943 in Europe and 225 in Asia. Approximately 13% of our employees are represented under four separate U.S. or Canadian collective bargaining agreements which terminate at various times between August 2016 and April 2018. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We believe that our relationship with our employees is good and that the risk of a disruption in production related to these negotiations is remote.

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

Hedging Activities

We use derivative instruments to manage selected foreign currency and interest rate risk exposures. The Company does not use derivative instruments for speculative trading purposes.

We use foreign currency forward agreements to i) hedge changes in the value of booked foreign currency liabilities due to changes in foreign exchange rates at the settlement date and ii) to hedge a portion of forecasted inventory purchases denominated in a foreign currency. We use interest rate swaps to maintain the Company's desired capital structure which is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt.

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

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements.  Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows.

We notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We investigated under the supervision of a DENR Registered Environmental Consultant (“the REC”) and have commenced voluntary clean-up at the facility. At this time, additional remediation costs are not expected to exceed the accrued balance of $109,000.

We have been a part of the Pendleton Site PRP Group since about 1993.  Many years ago, we sent pickle liquor wastes from Tonawanda, NY to the Pendleton Site for treatment and disposal.  The Pendleton Site PRP Group signed an Order on Consent with the NYS DEC in 1996 and the cleanup was concluded in the early 2000s.  The Order on Consent required a post-construction operation and maintenance period of 30 years and we are required to pay our share of the costs associated with the operation and maintenance period.  These annual costs are approximately $50,000 of which we pay 13.4% or $6,700.  Reserves on the books are sufficient to cover these costs for the remainder of the operations and maintenance period.

For all of the currently known environmental matters, we have accrued as of March 31, 2015 a total of $262,000 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2015, approximately 42% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing components in lower cost countries, in particular in China, Mexico, and Hungary. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2015 consolidated financial statements included in Item 8 of this form 10K.

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

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $244,033,000 in our fiscal year ended March 31, 2015) are generated in foreign currencies, including principally the euro, the British Pound, the Canadian dollar, and the Brazilian real, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

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

Our revolving credit facility and Term Loan contain several financial and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage or fixed charge coverage ratios in our bank credit facility. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Amherst, New York and, as of March 31, 2015, conducted our principal manufacturing at the following facilities:

Location		Products/Operations	Square Footage	Owned or Leased
1	Wadesboro, NC	Hoists	180,000	Owned
2	Lexington, TN	Chain	164,000	Owned
3	Asia operation:
	Hangzhou, China	Hoists	70,000	Owned
	Hangzhou, China	Hoists	82,000	Owned
4	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
5	Tennessee forging operation:
	Chattanooga, TN	Forged attachments	81,000	Owned
	Chattanooga, TN	Forged attachments	59,000	Owned
6	Wuppertal, Germany	Hoists	124,000	Leased
7	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
8	Damascus, VA	Hoists	97,000	Owned
9	Eureka, IL	Cranes	91,000	Owned
10	Ohio hoist operation:
	Salem, OH	Hoists	49,000	Leased
	Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
11	Hamm, Germany	Lifting tools and forged parts	82,000	Owned
12	Chester, England	Plate clamps	56,000	Owned
13	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
14	Howell, MI	Overhead light rail workstations	35,000	Leased
15	Sarasota, FL	Tire shredders	25,000	Owned
16	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
17	Heilbronn, Germany **	Actuators	23,000	Leased
18	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

**Facility will be closed and consolidated into the Kissing, Germany facility during fiscal 2016.

In addition, we have a total of 48 sales offices, distribution centers and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.        Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly-owned New York State captive insurance subsidiary of which we are the sole policy holder.  The per occurrence limits on the self-insurance for general and product liability coverage were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter.  In addition to the per occurrence limits, our coverage is also subject to an annual aggregate limit, applicable to losses only.  These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2015.  We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

Like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue.  Because this liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2015 consolidated financial statements for more information on our asbestos claims.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2015, there were 484 holders of record of our common stock.

During fiscal 2015, the Company initiated and paid a quarterly cash dividend of $0.04 per common share totaling $3,191,000. On March 30, 2015, the Company's Board of Directors declared the payment a regular quarterly dividend of $0.04 per common share. The dividend was paid on May 18, 2015 to shareholders of record on May 8, 2015 and totaled approximately $800,000.

Our current credit agreement allows, but limits our ability to pay dividends.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market.

	Price Range of Common Stock
Year Ended March 31, 2014	High	Low
First Quarter	$21.97	$17.59
Second Quarter	25.23	21.40
Third Quarter	28.01	23.02
Fourth Quarter	27.20	24.72
Year Ended March 31, 2015
First Quarter	$30.98	$25.69
Second Quarter	28.66	21.99
Third Quarter	29.56	20.43
Fourth Quarter	27.79	24.03

On May 26, 2015 the closing price of our common stock on the Nasdaq Global Select Market was $24.07 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2010 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$250
$200
$150
$100
$50
$0
3/10
3/11
3/12
3/13
3/14
3/15
Columbus McKinnon Corporation
S&P Smallcap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Selected Financial Data

The consolidated balance sheets as of March 31, 2015 and 2014, and the related statements of operations, cash flows and shareholders’ equity for each of the three years ended March 31, 2015 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Year ended March 31st
	( In millions, except for per share data)
	2015	2014	2013	2012	2011
Statements of Operations Data:
Net sales	$579.6	$583.3	$597.3	$591.9	$524.1
Cost of products sold	398.0	402.2	423.1	434.2	398.0
Gross profit	181.6	181.1	174.2	157.7	126.1
Selling expenses	69.8	69.0	65.6	64.9	62.9
General and administrative expenses	54.9	55.8	52.2	46.7	40.6
Restructuring charges	—	—	—	(1.0)	2.2
Amortization of intangibles	2.3	2.0	2.0	2.0	1.8
Income (loss) from operations	54.6	54.3	54.4	45.1	18.6
Interest and debt expense	12.4	13.5	13.8	14.2	13.5
Cost of bond redemption	8.6	—	—	—	3.9
Other (income) and expense, net	(2.4)	(1.9)	(2.0)	(1.9)	(3.9)
Income (loss) before income taxes	36.0	42.7	42.6	32.8	5.1
Income tax expense (benefit) (1) (2)	8.8	12.3	(35.7)	6.9	41.4
Income (loss) from continuing operations	27.2	30.4	78.3	25.9	(36.3)
Income (loss) from discontinued operations (3)	—	—	—	1.1	0.4
Net income (loss)	$27.2	$30.4	$78.3	$27.0	$(35.9)
Diluted earnings (loss) per share from continuing operations	$1.34	$1.52	$3.98	$1.33	$(1.91)
Basic earnings (loss) per share from continuing operations	$1.36	$1.55	$4.03	$1.35	$(1.91)
Weighted average shares outstanding – assuming dilution	20.2	20.0	19.7	19.5	19.0

Weighted average shares outstanding – basic	19.9	19.7	19.4	19.3	19.0

Balance Sheet Data (at end of period):
Total assets	$566.3	$598.7	$566.9	$515.4	$478.9
Total debt (4)	126.7	152.3	152.1	153.1	154.4
Total debt, net of cash and cash equivalents	63.7	40.0	30.4	63.6	74.3
Total shareholders’ equity	268.7	291.3	240.0	160.5	162.1

Other Data:
Net cash provided by operating activities	38.3	29.5	42.4	23.6	3.3
Net cash used in investing activities	(34.1)	(40.4)	(10.1)	(13.5)	(4.3)
Net cash provided by (used in) financing activities	(48.4)	1.7	(1.1)	0.5	15.8
Capital expenditures	(17.2)	(20.8)	14.9	13.8	12.5

(1)
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

(2)
During 2011, the Company recorded non-cash charge of $42,983,000 included within its provision for income taxes.  As noted in footnote number (1) above, this valuation allowance was reversed in fiscal 2013. The majority of this charge relates to the Company’s determination that a full valuation allowance against its deferred tax assets generated in the U.S was necessary.  Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available and objectively verifiable evidence, it is more likely than not that such assets will not be realized.  The existence of cumulative losses for a certain threshold period is a significant form of negative evidence used in the assessment.  If a cumulative loss threshold is met, the accounting rules indicate that forecasts of future profitability are generally not sufficient positive evidence to overcome the presumption that a valuation allowance is necessary.

(3)
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

(4)	Total debt includes all debt, including the current portion, notes payable, term loan, and subordinated debt.

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

During fiscal 2015, we significantly enhanced our capital structure. We elected to redeem our 7 7/8% Notes. In connection with this, we entered into a new $150,000,000 senior secured revolving credit facility and established a new $125,000,000 delayed draw senior secured term loan facility effective January 23, 2015. Our previous revolving credit facility was canceled as a result of this transaction. Both the revolver and the new term loan have five-year terms maturing in 2020. The proceeds from the new term loan and $25,000,000 in cash were used to redeem the 7 7/8% Notes. This refinancing provides additional flexibility to our capital structure by allowing prepayable debt and will significantly reduce our cash interest expense by approximately $7,600,000 annually. The cash interest savings are based on a weighted average interest rate of approximately 2.8% which reflects the Company’s policy of maintaining a fixed interest ratio of 50-70%.

Additionally, our revenue base is geographically diverse with approximately 42% derived from customers outside the U.S. for the year ended March 31, 2015. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved. However, over the past year, the Eurozone statistics have been relatively flat as the outlook for the Eurozone appears to be for low growth in the coming year. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

From a strategic perspective, we are investing in global markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including energy, automotive, heavy OEM, entertainment, and construction and infrastructure.

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase our operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduced defects, shortened lead times, improved inventory turns and on-time deliveries, reduced warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management. We are also aggressively pursuing cost reduction opportunities to enhance future margins.

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

RESULTS OF OPERATIONS

Fiscal 2015 Compared to 2014

Fiscal 2015 sales were $579,643,000, down 0.6%, or $3,647,000 compared with fiscal 2014 sales of $583,290,000. Sales for the year were positively impacted by $6,625,000 of price increases and $16,024,000 due to acquisitions. Sales for the year were negatively impacted $13,453,000 due to a decrease in sales volume.  The decline in sales volume was due to weakness in our North American Hoist and European operations. Unfavorable foreign currency translation impacted sales by $12,843,000.

Our gross profit was $181,607,000 and $181,048,000 or 31.3% and 31.0% of net sales in fiscal 2015 and 2014, respectively.  The fiscal 2015 increase in gross profit of $559,000 or 0.3% is the result of $6,625,000 in price increases, $4,497,000 due to our recent acquisitions, and $573,000 in increased productivity net of other manufacturing cost increases, offset by $5,624,000 in decreased volume, $1,176,000 in costs associated with the consolidation of two European facilities, $794,000 in material inflation, and $434,000 in increased product liability costs.  Foreign currency translation had a unfavorable impact on gross profit of $3,108,000.

Selling expenses were $69,819,000 and $68,963,000 or 12.0% and 11.8% of net sales in fiscal years 2015 and 2014, respectively. The incremental increase in selling expenses relates to our recent acquisitions resulting in $1,344,000 of additional selling expenses as well as additional investments to grow our business in Asia and Latin America.  Additionally, foreign currency translation had a $2,270,000 favorable impact on selling expenses.

General and administrative expenses were $54,874,000 and $55,754,000 or 9.5% and 9.6% of net sales in fiscal 2015 and 2014, respectively. The fiscal 2014 general and administrative expenses included $1,657,000 of atypical professional services associated with a large acquisition that was not consummated. Foreign currency translation had a $1,096,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $2,266,000 and $1,981,000 in fiscal 2015 and 2014, respectively and primarily relate to amortization of intangible assets acquired in connection with our fiscal 2009 acquisition of Pfaff. The increase in amortization of intangibles relates to our fiscal 2014 acquisition of Unified Industries, Inc. and the 2015 acquisition of Stahlhammer Bommern GmbH.

Interest and debt expense was $12,390,000 and $13,492,000 or 2.1% and 2.3% of net sales in fiscal 2015 and 2014, respectively. The decrease in interest and debt expense relates to the redemption of the 7 7/8% Notes in February with the lower interest bearing Term Loan.

Cost of bond redemption of $8,567,000 relates to the call premium and write off of unamortized deferred financing costs associated with our 7 7/8% Notes which were redeemed in February 2015. This transaction is discussed in more detail in the Liquidity and Capital Resources section.

Investment income of $2,725,000 and $1,595,000, in fiscal 2015 and 2014, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange loss (gain) was $863,000 and $1,124,000 in fiscal 2015 and 2014, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt.

Other income (expense), net was $462,000 and $1,393,000 in fiscal 2015 and 2014, respectively. The fiscal 2014 balance included a gain on the sale of equity securities received in an insurance company demutualization. No similar gain was recorded in fiscal 2015.

Income tax expense (benefit) as a percentage of income from continuing operations before income tax expense was 24.5% and 28.8% in fiscal 2015 and 2014, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For fiscal 2015, income tax expense as a percentage of income before income taxes was favorably effected by the utilization of certain tax credits relating to previous fiscal years. The credits result in an income tax benefit of $1,431,000 for the year ended March 31, 2015. In addition, the cost of the bond redemption resulted in lower taxable income in the U.S., our highest statutory tax rate jurisdiction. For fiscal 2014, income tax expense as a percentage of income before income taxes was impacted by the reversal of a reserve on an uncertain tax position in the amount of $1,249,000. The reserve for the uncertain tax position was reversed as a result of the expiration of the statute of limitations.

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

Our gross profit was $181,048,000 and $174,231,000, or 31.0% and 29.2% of net sales in fiscal 2014 and 2013, respectively. The fiscal 2014 increase in gross profit of $6,817,000 or 3.9% is the result of $10,218,000 in price increases, $3,198,000 in increased productivity, and $2,554,000 due to net acquisition and divestiture activity, partially offset by $6,561,000 in decreased volume, $1,536,000 in material inflation, and $1,067,000 in increased product liability costs.  Foreign currency translation had an favorable impact on gross profit of $11,000.

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

Investment income of $1,595,000 and $1,546,000, in fiscal 2014 and 2013, respectively, related to marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange (gain) loss was $1,124,000 and ($45,000) in fiscal 2014 and 2013, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt.

Other income (expense), net was $1,393,000 and $417,000 in fiscal 2014 and 2013, respectively. The increase in fiscal 2014 primarily relates to the sale of equity securities received in an insurance company demutualization.

Income tax expense (benefit) as a percentage of income from continuing operations before income tax expense was 28.8% and (83.7%) in fiscal 2014 and 2013, respectively. The unusual percentage experienced during the year ended March 31, 2013 is related to the reversal of a U.S. deferred tax asset valuation allowance of $49,161,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $63,056,000, $112,309,000, and $121,660,000 at March 31, 2015, 2014 and 2013, respectively.

Cash flow provided by operating activities

Net cash provided by operating activities was $38,254,000, $29,507,000 and $42,378,000 in fiscal 2015, 2014 and 2013, respectively. In addition to net income and non-cash adjustments to net income including an $8,567,000 loss on the early retirement of bonds in fiscal 2015, net cash provided by operating activities increased as a result of net collections of trade accounts receivable of $8,302,000 and an overall increase in trade accounts payable of $1,084,000. Net cash decreased primarily as a result of an increase in inventories of $9,080,000 and a decrease in non-current liabilities of $12,612,000. The reduction in non-current liabilities was primarily the result of $11,013,000 in pension contributions during the year.

The net cash provided by operating activities in fiscal 2014 consisted of $30,421,000 in net income. The slight improvement in net income over the prior year despite decreased sales (before a $49,161,000 reversal of a U.S. non-cash charge originally booked in fiscal 2011) is primarily due to higher gross profit. Net cash provided by operating activities in fiscal 2014 decreased as a result of a decrease in non-current liabilities of $7,727,000 and an increase in trade accounts receivable of $9,318,000 offset by a decrease in inventories of $1,312,000. The reduction in non-current liabilities was primarily due to a net decrease in accrued pension costs as a result of an $11,041,000 pension contribution and a decrease in accrued product liability costs. The increase in trade accounts receivable is primarily due to a significant increase in sales volume during the last month of our 2014 fiscal year.

Cash flow used by investing activities

Net cash used by investing activities was $34,079,000, $40,425,000 and $10,087,000 in fiscal 2015, 2014 and 2013, respectively. The most significant net cash used for investing activities in fiscal 2015 was $19,992,000 for the purchase of STB as described in Note 3 to the consolidated financial statements. Capital expenditures for fiscal 2015 were $17,243,000 (of which $1,990,000 relates to the expansion of our China operations and $3,449,000 relates to the implementation of our global ERP system). Offsetting these uses of cash is $3,230,000 in net cash proceeds from the sale of marketable equity securities by our captive insurance company. The other use of cash for investing activities of $74,000 primarily includes proceeds from an insurance settlement of $64,000 and cash received from the sale of an asset of $116,000 offset by an increase in restricted cash related to the Company's captive insurance company of $250,000.

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

Cash flow provided (used) by financing activities

Net cash provided (used) by financing activities was $(48,387,000), $1,739,000 and $(1,086,000) in fiscal 2015, 2014 and 2013, respectively. The net cash used by financing activities in fiscal 2015 primarily consisted of the redemption of the 7 7/8% Notes of $150,000,000 and bond redemption tender fees of $5,907,000. Additionally the Company paid off the debt assumed in the purchase of STB of $6,487,000 and incurred $1,825,000 in financing fees associated with its New Credit Agreement. This was offset by proceeds on the Company's new Term Loan of $124,423,000. In connection with the acquisition of STB, the Company is withholding $5,431,000 to be paid to the seller upon satisfaction of certain conditions. This cash has been classified as other assets on the Company's balance sheet and is classified as a use of cash for financing activities. The remaining net cash used for financing activities for fiscal 2015 primarily relates to dividends paid of $3,192,000 offset by proceeds from the exercise of stock options of $1,607,000.

The net cash provided by financing activities in fiscal 2014 primarily consisted of $2,194,000 from the issuance of stock options and offset by $858,000 in the repayment of debt.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring the incremental U.S. taxes. As of March 31, 2015, $40,122,000 of cash and cash equivalents were held by foreign subsidiaries.

Through January 23, 2015 the Company had access to borrow funds under a revolving credit facility ("Replaced Revolving Credit Facility"). The Replaced Revolving Credit Facility provided availability up to a maximum of $100,000,000 and had an initial term ending October 31, 2017.

Through February 19, 2015, the Company had outstanding $150,000,000 principal amount of 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes).

On January 23, 2015, the Company, Columbus McKinnon Dutch Holdings 3 B.V. (“BV 3”), and Columbus McKinnon EMEA GmbH (“EMEA GMBH”) as borrowers (collectively referred to as the "Borrowers"), entered into a new credit agreement (the "New Credit Agreement"). The Borrowers entered into a new $150,000,000 senior secured revolving credit facility ("New Revolving Credit Facility") and established a new $125,000,000 delayed draw senior secured term loan facility (“Term Loan”). The Company’s Replaced Revolving Credit Facility was terminated in connection with this transaction. Both the New Revolving Credit Facility and the Term Loan have five-year terms maturing in 2020. The New Revolving Credit Facility has an initial term ending January 23, 2020 and the Term Loan has a term ending February 19, 2020.

The terms of the New Credit Agreement include the following:

•	Term Loan: An aggregate $125,000,000 secured term loan facility which requires quarterly principal amortization of 2.5% with the remaining principal due at maturity date.

•
New Revolving Credit Facility: An aggregate $150,000,000 secured revolving credit facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•
Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the New Credit Agreement).

•	Accordion Feature: Provisions permitting a Borrower from time to time to increase the aggregate amount of the credit facility by up to $75,000,000, with a minimum increase of $20,000,000.

•
Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or New Revolving Credit Facility in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or New Revolving Credit Facility on the occurrence of certain events which will permanently reduce the commitments under the New Credit Agreement, each without premium or penalty.

•
Reduction of Commitment: A Borrower may irrevocably cancel, in whole or in part, the unutilized portion of the commitments under the New Credit Agreement in excess of any outstanding loans, the stated amount of all outstanding letters of credit and all unreimbursed amounts drawn under any letters of credit.

•
Covenants: Provisions containing covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x; a maximum total leverage ratio, net of cash, of 3.50x (which may be temporarily increased following a material acquisition, which may be elected two times over the course of the New Credit Agreement, (i) if financed by secured debt the total leverage rate as at the end of the fiscal quarter in which such material acquisition occurs and the three fiscal quarters immediately thereafter, shall not be greater than 4.00:1.00 and as at the end of any fiscal quarter thereafter, the total leverage ratio shall not be greater than 3.50:1.00, and (ii) if financed with unsecured or subordinated indebtedness, the total leverage ratio at the end of the fiscal quarter in which such material acquisition occurs and at the end of any fiscal quarter thereafter, shall not be greater than 4.50:1.00, and permit the secured leverage ratio, to be greater than 3.25:1.00), and maximum capital expenditures of $30 million per fiscal year ($40 million following a material acquisition) with the ability to transfer any unused portion of expenditure to the immediately following fiscal year. Our actual fixed charges coverage ratio and total leverage ratio, as calculated per the terms of our New Revolving Credit Facility, were 0.89x and 4.52x, respectively, at March 31, 2015.

The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The New Credit Agreement allows, but limits our ability to pay dividends.

On February 19, 2015, the Company borrowed $124,442,000 under the Term Loan. The Term Loan proceeds were net of fees paid to creditors of $558,000 which were accounted for as a debt discount. On February 23, 2015 the Company redeemed all of the outstanding $150,000,000 of the 7 7/8% Notes. The aggregated price paid for the redemption was $156,630,000, including a 3.938% call premium or $5,907,000, and $723,000 of accrued interest on the 7 7/8% Notes. The redemption was funded by the Term Loan and cash on hand.

The unused portion of the New Revolving Credit Facility totaled $143,546,000 net of outstanding borrowings of $0 and outstanding letters of credit of $6,454,000 as of March 31, 2015. The outstanding letters of credit at March 31, 2015 consisted of $1,790,000 in commercial letters of credit and $4,664,000 of standby letters of credit.

The gross balances of deferred financing costs were $1,825,000 and $4,133,000 as of March 31, 2015 and 2014, respectively.  The accumulated amortization balances were $61,000 and $1,531,000 as of March 31, 2015 and 2014, respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $2,270,000 and $3,608,000 as of March 31, 2015 and 2014, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2015, unsecured credit lines totaled approximately $4,508,000, of which $0 was drawn. In addition, unsecured lines of $8,748,000 were available for bank guarantees issued in the normal course of business of which $4,609,000 was utilized.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2015, by period of estimated payments due:

	Total	Fiscal 2016	Fiscal 2017- Fiscal 2018	Fiscal 2019- Fiscal 2020	More Than Five Years
Long-term debt obligations (a)	$127.3	$13.3	$26.4	$87.6	$—
Operating lease obligations (b)	32.5	5.6	8.9	5.4	12.6
Purchase obligations (c)	—	—	—	—	—
Interest obligations (d)	15.7	3.9	6.6	5.2	—
Letter of credit obligations	6.5	6.5	—	—	—
Bank guarantees	4.6	4.6
Uncertain tax positions	1.8	—	1.8	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	85.4	—	11.2	5.2	69.0
Total	$273.8	$33.9	$54.9	$103.4	$81.6

(a)	As described in Note 12 to consolidated financial statements.

(b)	As described in Note 18 to consolidated financial statements.

(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.

(d)
Estimated for our Term Loan and interest rate swap as described in Note 10 and Note 12 to our consolidated financial statements. Calculated using a 3-month LIBOR rate of 0.3% plus applicable margin of 1.5%.

(e)	For additional details, see Note 11 to our consolidated financial statements. Excludes uncertain tax positions of $1.8 million shown separately above.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements and enhance safety. Our capital expenditures for fiscal 2015, 2014 and 2013 were $17,243,000, $20,846,000 and $14,879,000, respectively. Excluded from fiscal 2015 capital expenditures is $1,216,000 in property, plant and equipment purchases included in accounts payable at March 31, 2015. We expect capital expenditure spending in fiscal 2016 to be in the range of $18,000,000 to $22,000,000, excluding acquisitions and strategic alliances.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.  With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers.  We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases.  We will continue to monitor our costs and reevaluate our pricing policies.

SEASONALITY AND QUARTERLY RESULTS

Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to plan closures as well as divestitures and acquisitions. Therefore, our operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

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

Pension and Other Postretirement Benefits.    The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 13 to our fiscal 2015 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs. Changes in these assumptions can result in the calculation of different plan expense and liability amounts.  Further, actual experience can differ from the assumptions.

The weighted average pension discount rate assumptions of 3.83%, 4.60%, and 4.35%, as of March 31, 2015, 2014, and 2013, respectively, are based on long-term AA rated corporate and municipal bond rates. The decrease in the discount rate for fiscal 2015 resulted in a $19,400,000 increase in the projected benefit obligation. Additionally, the Company adopted updated mortality tables in calculating its U.S. pension obligation. The change in mortality tables resulted in a $15,400,000 increase in the projected benefit obligation. The increase in the discount rates for fiscal 2014 resulted in a $9,300,000 decrease in the projected benefit obligation. The rate of return on plan assets assumptions of 7.50% for the years ended March 31, 2015, 2014 and 2013 is based on the targeted plan asset allocation (approximately 65% equities and 35% fixed income) and their long-term historical returns. Our under-funded status for all pension plans as of March 31, 2015 and 2014 was $57,339,000 and $37,457,000, or 21.9% and 16.6% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2015 and 2014 were approximately $11,013,000 and $11,041,000, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2016 fiscal year is expected to approximate $700,000, less than the fiscal 2015 amount of $1,361,000.  Pension funding contributions for the March 31, 2016 fiscal year are expected to approximate $5,908,000. The compensation increase assumption of 2.3% as of March 31, 2015 and 2.0% as of March 31, 2014 and 2013 is based on expected wage trends and historical patterns.

The healthcare costs inflation assumptions of 7.0% 7.0%, and 7.5% for fiscal 2015, 2014, and 2013, respectively, are based on anticipated trends.  While the healthcare inflation rate assumptions have been decreasing, healthcare costs continue to outpace inflation in the U.S.

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

Goodwill impairment testing.  Our goodwill balance of $121,461,000 as of March 31, 2015 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Duff-Norton and Rest of Products reporting units have goodwill totaling $9,563,000, and $111,898,000, respectively, at March 31, 2015.

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

We performed our qualitative assessment as of February 28, 2015 and determined that it was not more likely than not that the fair value of each of our reporting units other than Rest of Products was less than its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units other than the Rest of Products reporting unit.

In order to perform the two-step impairment test, we use the discounted cash flow method and comparable market method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The discount rates utilized for each reporting unit reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. The comparable market method estimates fair value based on prices obtained in actual transactions. The method consists of examining selling prices for comparable assets. After studying the selling prices, value adjustments are made for any dissimilarities.

We performed step one of the two-step impairment test for the Rest of Products reporting unit. Testing goodwill for impairment under the two-step method requires us to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first six years of our projections was approximately 3.8%. The terminal value was calculated assuming a projected growth rate of 3.0% after six years. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 10.1% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Rest of Product reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $10,851,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $33,478,000 for the Rest of Products reporting unit. Even with such changes the fair value of the reporting unit would be greater than its net book value as of February 28, 2015, necessitating no Step 2 calculations.

Purchase Price Allocations for Business Combinations. During the fiscal year ended March 31, 2015, we completed a business combination for a total purchase price of $25,423,000 plus $6,487,000 in the assumption of debt. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and assigned value to trademarks and trade names, customer relationships, non-compete agreements, backlog, and patents. We estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models and estimates of replacement cost. These valuations support the conclusion that identifiable intangible assets had a value of $3,408,000. The resulting goodwill was $9,487,000.

Assigning value to intangible assets requires estimates used in projecting relevant future cash flows and estimates of replacement costs, in addition to estimating useful lives of such assets.

Accounts Receivable Reserves.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable aging. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  At March 31, 2015 the allowance for doubtful accounts totaled $2,155,000.

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

Balance as of March 31, 2015
Property, plant and equipment, net	$91.1
Acquired intangibles with estimable useful lives	19.1
Other assets	12.0

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

Deferred Tax Asset Valuation Allowance.   In fiscal year 2013 income taxes as a percentage of income before income taxes was not reflective of U.S. statutory rates. The Company had a valuation allowance of $53,325,000 at March 31, 2012 due to the uncertainty of whether U.S. federal and certain foreign net operating loss carryforwards ("NOLs") and deferred tax assets might ultimately be realized. In fiscal year 2013, we utilized the remaining U.S. federal NOLs thereby, reducing the valuation allowance by $5,107,000. As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized. Management concluded that it is more likely than not that almost all of the remaining deferred tax assets will be realized; therefore, $49,161,000 of the remaining U.S. valuation allowance was reversed as of March 31, 2013.

Effects of New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This update is intended to improve certain areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In fiscal 2015, 42% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the South African Rand, the Mexican peso, the Brazilian real, and the Chinese yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $900,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has a foreign currency forward agreement in place to offset changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. The notional amount of this derivative is $590,000 and the contract matures on April 15, 2016. This contract is marked to market each balance sheet date and is not designated as a hedge.

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency assets and liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $672,000 and all contracts mature within twelve months of March 31, 2015. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivatives is $8,624,000 and all contracts mature within twelve months of March 31, 2015. From its March 31, 2015 balance of accumulated other comprehensive loss, the Company expects to reclassify approximately $54,000 out of accumulated other comprehensive loss during the next 12 months based on the underlying transaction of the sale of the goods purchased.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by evaluating the need to enter into financial instrument transactions as appropriate. On February 19, 2015, the Company entered into a Term Loan, which has a variable interest rate. The Company's desired capital structure, is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. As such, the Company entered into an interest rate swap agreement that is designated as a cash flow hedge to hedge changes in interest expense due to changes in the interest rate of the senior secured term loan. The amortizing interest rate swap matures on February 19, 2020 and has a notional amount of $86,250,000 as of March 31, 2015. The effective portion of the change in fair value of the interest rate swap is reported in AOCL and will be reclassified to interest expense over the life of the underlying debt obligation. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2015 balance of accumulated other comprehensive loss, the Company expects to reclassify approximately $1,026,000 out of accumulated other comprehensive loss during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2015:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 28, 2015

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,056	$112,309
Trade accounts receivable, less allowance for doubtful accounts ($2,155 and $2,323, respectively)	80,531	93,223
Inventories	103,187	97,576
Prepaid expenses and other	27,255	23,444
Total current assets	274,029	326,552
Net property, plant, and equipment	91,127	78,687
Goodwill	121,461	119,303
Other intangibles, net	19,104	20,842
Marketable securities	19,867	21,941
Deferred taxes on income	28,695	23,406
Other assets	12,041	7,943
Total assets	$566,324	$598,674
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,406	$35,359
Accrued liabilities	50,263	52,348
Current portion of long-term debt	13,292	1,588
Total current liabilities	96,961	89,295
Senior debt, less current portion	1,478	2,020
Subordinated debt	—	148,685
Term loan	111,942	—
Other non-current liabilities	87,224	67,388
Total liabilities	297,605	307,388
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 19,989,548 and 19,806,300 shares issued and outstanding	200	198
Additional paid-in capital	203,156	198,546
Retained earnings	157,811	133,820
ESOP debt guarantee: 0 and 8,369 shares	—	(142)
Accumulated other comprehensive loss	(92,448)	(41,136)
Total shareholders’ equity	268,719	291,286
Total liabilities and shareholders’ equity	$566,324	$598,674

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$579,643	$583,290	$597,263
Cost of products sold	398,036	402,242	423,032
Gross profit	181,607	181,048	174,231
Selling expenses	69,819	68,963	65,608
General and administrative expenses	54,874	55,754	52,271
Amortization of intangibles	2,266	1,981	1,981
Income from operations	54,648	54,350	54,371
Interest and debt expense	12,390	13,492	13,757
Cost of bond redemption	8,567	—	—
Investment (income) loss	(2,725)	(1,595)	(1,546)
Foreign currency exchange loss (gain)	863	1,124	(45)
Other income, net	(462)	(1,393)	(417)
Income from continuing operations before income tax expense (benefit)	36,015	42,722	42,622
Income tax expense (benefit)	8,825	12,301	(35,674)
Net income	$27,190	$30,421	$78,296

Average basic shares outstanding	19,939	19,655	19,425
Average diluted shares outstanding	20,224	19,950	19,687

Basic income per share:
Basic income per share	$1.36	$1.55	$4.03

Diluted income per share:
Diluted income per share	$1.34	$1.52	$3.98

Dividends declared per common share	$0.16	$0.04	$—

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	March 31,
	2015	2014	2013
	(In thousands)
Net income	$27,190	$30,421	$78,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29,907)	3,067	(2,183)
Pension liability adjustments, net of taxes of $12,409, $(8,086), and $52	(19,724)	12,595	(362)

Other post retirement obligations adjustments, net of taxes of $233, $(49), and $(242)	(371)	75	381

Split-dollar life insurance arrangement adjustments, net of taxes of $42, $(43), and $(47)	(67)	68	76

Change in derivatives qualifying as hedges, net of taxes of $233, $(119), and $159	(334)	254	(388)
Change in investments:
Unrealized holding gain arising during the period, net of taxes of $(234), $(35), and $(406)	433	395	725
Reclassification adjustment for gain included in net income, net of taxes of $723, $773, and $268	(1,342)	(1,435)	(497)
Net change in unrealized gain (loss) on investments	(909)	(1,040)	228
Total other comprehensive income (loss)	(51,312)	15,019	(2,248)
Comprehensive income (loss)	$(24,122)	$45,440	$76,048

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($.01 par value)	Additional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2012	$193	$189,260	$25,895	$(975)	$(53,907)	$160,466
Net income 2013	—	—	78,296	—	—	78,296
Change in foreign currency translation adjustment	—	—	—	—	(2,183)	(2,183)
Change in net unrealized gain on investments, net of tax of $(138)	—	—	—	—	228	228
Change in derivatives qualifying as hedges, net of tax of $159					(388)	(388)
Change in pension liability and postretirement obligations, net of tax of $(237)	—	—	—	—	95	95
Stock compensation - directors	—	361	—	—	—	361
Stock options exercised, 39,878 shares	2	293	—	—	—	295
Stock compensation expense	—	2,973	—	—	—	2,973
Tax effect of exercise of stock options		(576)				(576)
Earned 26,480 ESOP shares	—	(3)	—	423	—	420
Balance at March 31, 2013	$195	$192,308	$104,191	$(552)	$(56,155)	$239,987
Net income 2014	—	—	30,421	—	—	30,421
Dividends declared			(792)			(792)
Change in foreign currency translation adjustment	—	—	—	—	3,067	3,067
Change in net unrealized gain on investments, net of tax of $695	—	—	—	—	(1,040)	(1,040)
Change in derivatives qualifying as hedges, net of tax of $119	—	—	—	—	254	254
Change in pension liability and postretirement obligations, net of tax of $8,178	—	—	—	—	12,738	12,738
Stock compensation - directors	—	315	—	—	—	315
Stock options exercised, 229,516 shares	2	2,192	—	—	—	2,194
Stock compensation expense	—	3,318	—	—	—	3,318
Tax effect of exercise of stock options	—	613	—	—	—	613
Earned 25,611 ESOP shares	—	195	—	410	—	605
Restricted stock units released, 56,203 shares, net of shares withheld for minimum statutory tax obligation	1	(395)				(394)
Balance at March 31, 2014	$198	$198,546	$133,820	$(142)	$(41,136)	$291,286
Net income 2015	—	—	27,190	—	—	27,190
Dividends declared	—	—	(3,199)	—	—	(3,199)
Change in foreign currency translation adjustment	—	—	—	—	(29,907)	(29,907)
Change in net unrealized gain on investments, net of tax of $489	—	—	—	—	(909)	(909)
Change in derivatives qualifying as hedges, net of tax of $233	—	—	—	—	(334)	(334)
Change in pension liability and postretirement obligations, net of tax of $12,684	—	—	—	—	(20,162)	(20,162)
Stock compensation - directors	—	440	—	—	—	440
Stock options exercised, 87,210 shares	2	1,605	—	—	—	1,607
Stock compensation expense	—	3,455	—	—	—	3,455
Tax effect of exercise of stock options	—	(65)	—	—	—	(65)
Earned 8,369 ESOP shares	—	109	—	142	—	251
Restricted stock units released, 78,734 shares, net of shares withheld for minimum statutory tax obligation	—	(934)	—	—	—	(934)
Balance at March 31, 2015	$200	$203,156	$157,811	$—	$(92,448)	$268,719

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2015	2014	2013
Operating activities:	(In thousands)
Net income	$27,190	$30,421	$78,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,562	13,380	12,115
Deferred income taxes	2,074	5,031	(42,047)
Gain on sale of real estate/investments and other	(1,897)	(2,332)	(827)
Cost of bond redemption	8,567	—	—
Amortization of deferred financing costs and discount on subordinated debt	805	870	592
Stock-based compensation	3,895	3,633	3,334
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	8,302	(9,318)	6,712
Inventories	(9,080)	1,312	10,106
Prepaid expenses and other	(3,192)	(3,750)	(1,283)
Other assets	(572)	(273)	(354)
Trade accounts payable	1,084	(2,821)	(5,465)
Accrued liabilities	(872)	1,081	(12,268)
Non-current liabilities	(12,612)	(7,727)	(6,533)
Net cash provided by operating activities	38,254	29,507	42,378
Investing activities:
Proceeds from sale of marketable securities	6,919	6,689	6,573
Purchases of marketable securities	(3,689)	(4,099)	(4,138)
Capital expenditures	(17,243)	(20,846)	(14,879)
Other	(74)	—	2,357
Purchases of businesses, net of cash acquired	(19,992)	(22,169)	—
Net cash used for investing activities	(34,079)	(40,425)	(10,087)
Financing activities:
Proceeds from exercise of stock options	1,607	2,194	295
Payment of dividends	(3,192)	—	—
Payment of bond redemption tender fees	(5,907)	—	—
Restricted cash related to purchase of business	(5,431)	—	—
Payments under line-of-credit agreements	—	(7)	(54)
Repayment of debt	(157,203)	(858)	(1,066)
Proceeds from issuance of long term debt	124,423	—	—
Payment of deferred financing costs	(1,825)	—	(684)
Change in ESOP debt guarantee and other	(859)	410	423
Net cash provided by (used for) financing activities	(48,387)	1,739	(1,086)
Effect of exchange rate changes on cash	(5,041)	(172)	982
Net change in cash and cash equivalents	(49,253)	(9,351)	32,187
Cash and cash equivalents at beginning of year	112,309	121,660	89,473
Cash and cash equivalents at end of year	$63,056	$112,309	$121,660

Supplementary cash flows data:
Interest paid	$13,750	$13,003	$13,115
Income taxes paid, net of refunds	$10,215	$11,769	$9,419
Property, plant and equipment purchases included in trade accounts payable	$1,216	$2,624	—
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation (the Company) is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During fiscal 2015, approximately 58% of sales were to customers in the United States.

2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $2,147,000, $2,492,000, and $2,900,000 in fiscal 2015, 2014, and 2013, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

In the U.S., approximately 13% of the Company’s employees are represented by four separate collective bargaining agreements which terminate at various times between August 2016 and April 2018. None of the collective bargaining agreements expire within 12 months.

Consolidation

These consolidated financial statements include the accounts of the Company and its global subsidiaries; all significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates during the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss (gain). There were losses/(gains), including changes in the fair value of derivatives, on foreign currency transactions of approximately $863,000, $1,124,000, and $(45,000) in fiscal 2015, 2014, and 2013, respectively.

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

The Company performed its qualitative assessment as of February 28, 2015 and determined that it was not more likely than not that the fair value of each of its reporting units other than Rest of Products was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units other than the Rest of Products reporting unit.

The Company performed step one of the two-step impairment test for the Rest of Products reporting unit. Based on the results of the impairment test, the Company determined that the Rest of Products reporting unit's fair value was not less than its applicable carrying value. See Note 9 for further discussion of goodwill and intangible assets.

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

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 35% and 40% of inventories at March 31, 2015 and March 31, 2014, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results. Included within Other assets is a building that is held for sale in the amount of $854,000 at March 31, 2015 and 2014. The building was closed as part of the Company's fiscal 2010 restructuring activities.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Research and Development

Research and development costs as defined in ASC Topic 730, “Research and Development,” were $5,242,000, $5,470,000, and $5,172,000 for the years ended March 31, 2015, 2014 and 2013, respectively, and are classified as general and administrative expense in the consolidated statements of operations.

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

	March 31,
	2015	2014
Balance at beginning of year	$759	$791
Accrual for warranties issued	1,388	1,573
Warranties settled	(1,492)	(1,605)
Balance at end of year	$655	$759

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
The acquisition of Hebetechnik was funded with existing cash. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $5,324,000 was recorded as goodwill. The identifiable intangible asset consists of order backlog at the date of the acquisition and was estimated to have a three month useful life, all of which has been expensed as of March 31, 2015. Goodwill recorded in connection with the acquisition is deductible for Austrian tax purposes. The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	212
Other current assets	58
Property, plant and equipment	446
Goodwill	5,324
Long term debt	(193)
Total purchase consideration	$5,847

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

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	3,854
Property, plant and equipment	210
Identifiable intangible assets	8,659
Other long term assets	97
Other long term liabilities	(3,293)
Goodwill	6,980
Total purchase consideration	$16,507

On December 30, 2014 the Company acquired 100% of the outstanding common shares of Stahlhammer Bommern GmbH (“STB”) located in Hamm, Germany, a privately-owned company with annual sales of approximately $16,000,000. STB manufactures a large range of lifting tools and forged parts that are able to withstand particularly heavy, static and dynamic loads, including single and ramshorn lifting hooks. The Company believes STB is a strong strategic fit allowing further expansion of the rigging business globally. The results of STB are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of STB is not considered significant to the Company’s consolidated financial position and results of operations.

The acquisition of STB was funded with existing cash. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of the acquisition. The excess consideration of $9,487,000 has preliminarily been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $1,730,000, trademark and trade names of $1,301,000, non-compete agreements of $221,000, backlog of $74,000, and patents of $82,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 9 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The terms of the acquisition require the Company to pay additional consideration to the seller if certain performance measures are met by STB. The potential additional consideration ranges from $0 to $3,681,000. The Company has estimated the fair value of the liability related to this contingent consideration to be $982,000. This liability is included in the Company's consolidated balance sheet within other non-current liabilities. The value has been estimated by simulating the future performance of STB in a Geometric Brownian Motion model. Key assumptions used in this model include a volatility factor of 45% and a credit risk adjusted discount rate of 3%. External acquisition related costs totaling $150,000 have been expensed.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$9,444
Property, plant and equipment	13,616
Intangible assets	3,334
Other long term assets	67
Debt	(6,487)
Other liabilities	(4,038)
Goodwill	9,487
Total purchase consideration	$25,423

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In connection with the acquisition of STB, the Company withheld $5,431,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $822,000 is expected to be paid to the seller within one year of the acquisition and the remaining $4,609,000 is expected to be paid to the seller in a time period exceeding one year of the acquisition. The Company has recorded assets on its consolidated balance sheet consisting of current restricted cash of $822,000 within prepaid expenses and other and long term restricted cash of $4,609,000 in other assets. Further, the Company has recorded a short term liability to the seller of $822,000 within accrued liabilities and a long term liability to the seller of $4,609,000 within other non current liabilities.

For each acquisition, goodwill represents future economic benefits arising from other assets acquired that do not meet the criteria for separate recognition apart from goodwill, including assembled workforce,  growth opportunities and increased presence in the markets served by the target companies.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In fiscal 2014, the fair market value of unearned ESOP shares was determined based on the quoted market value of the Company’s stock and consequently, the fair value was based on Level 1 inputs.

The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying value of the Company’s Term Loan and senior debt approximate fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs. In fiscal 2014, the Company used quoted prices in an inactive market when valuing its Subordinated Debt, represented by the 7 7/8% Notes due 2019, registered under the Securities Act of 1933, as amended (unregistered 7 7/8% Notes) and, consequently, the fair value was based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$19,867	$19,867	$—	$—
Derivative assets (liabilities):
Foreign exchange contracts	82	—	82	—
Interest rate swap	(955)		(955)
Contingent purchase consideration (Note 3)	(982)			(982)

Disclosed at fair value:
Term loan	$(124,442)	$—	$(124,442)	$—
Senior debt	(2,270)	—	(2,270)	—

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$21,941	$21,941	$—	$—
Derivative liabilities	(42)	—	(42)	—

Disclosed at fair value:
Subordinated debt	$(161,250)	$—	$(161,250)	$—
Senior debt	(3,608)	—	(3,608)	—
Unearned ESOP shares	241	241	—	—

The Company did not have any nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2015, the term loan and senior debt have been recorded at carrying value which approximates fair value.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Interest and dividend income on marketable securities are recorded in investment (income) loss.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive income (loss), to the extent that the derivative qualifies as a hedge under the provisions of ASC Topic 815. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.

Assets and liabilities that were measured on a non-recurring basis during fiscal 2015 and 2014 include assets and liabilities acquired in connection with the acquisition of STB, Unified and Hebetechnik described in Note 3. The long term debt of STB was measured at fair value and subsequently repaid prior to March 31, 2015. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. For STB significant valuation inputs included an attrition rate of 10.0% for customer relationships, a royalty rate of 1.0% for trademarks and domain names. For Unified, significant valuation inputs included an attrition rate of 8.0% for customer relationships, an engineering cost per hour of $57.20 for the engineered drawings, and a royalty rate of 1.5% for trademark and trade names. For Hebetechnik, significant valuation inputs included a weighted average cost of capital of 12.3%.

Additional assets and liabilities that were measured on a non-recurring basis during fiscal 2015 and 2014 include the net assets of the Company’s Rest of Products and Duff-Norton reporting unit, respectively. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

During fiscal 2015, Step 1 of the goodwill impairment test consisted of determining a fair value of the Company’s Rest of Products reporting unit. The fair value for the Company’s Rest of Products reporting unit cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of its Rest of Products reporting unit, using Level 3 inputs. To estimate the fair value of the Rest of Products reporting unit, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first six years of the projections was approximately 3.8%. The terminal value was calculated assuming a projected growth rate of 3.0% after six years. The estimated weighted-average cost of capital for the reporting units was determined to be 10.1% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.

Similarly during fiscal 2014, the Company performed Step 1 of the goodwill impairment test for it’s Duff-Norton reporting unit. The Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of its Duff-Norton reporting unit, using Level 3 inputs. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first five years of the projections was approximately 5%. The terminal value was calculated assuming a projected growth rate of 4.5% after five years. The estimated weighted-average cost of capital for the reporting units was determined to be 12.8% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.

See Note 9 for additional discussion on the Company's goodwill impairment assessment and the conclusions reached.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

6.     Inventories

Inventories consisted of the following:

	March 31,
	2015	2014
At cost—FIFO basis:
Raw materials	$62,513	$55,072
Work-in-process	16,893	12,338
Finished goods	41,807	49,649
	121,213	117,059
LIFO cost less than FIFO cost	(18,026)	(19,483)
Net inventories	$103,187	$97,576

There were LIFO liquidations resulting in $6,000, $830,000 and $1,482,000 of additional income in fiscal 2015, 2014 and 2013 income, respectively.

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. Based on this assessment, no other-than-temporary impairment charge has been recorded during fiscal 2015, 2014, or 2013.

During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost basis of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment (income) loss. There were no other than temporary impairments for the years ended March 31, 2015, 2014, and 2013. Since fiscal 2009, the Company has sold all of these previously written down investments, which resulted in the recognition of gains of approximately $27,000, $350,000, and $242,000 in fiscal 2015, 2014, and 2013 respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is a summary of available-for-sale securities at March 31, 2015 (In thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$19,402	$525	$60	$19,867

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2015 are as follows (In thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$45	$26
Securities in a continuous loss position for more than 12 months	4,155	34
	$4,200	$60

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at March 31, 2015 were temporary in nature.

Net realized gains related to sales of marketable securities are included in investment (income) loss in the consolidated statements of operations and were $2,065,000, $854,000, and $764,000, in fiscal 2015, 2014 and 2013, respectively.

The following is a summary of available-for-sale securities at March 31, 2014 (In thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$20,078	$2,013	$150	$21,941

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2014 are as follows (In thousands):

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

Net unrealized gains included in the balance sheet amounted to $465,000 at March 31, 2015 and $1,863,000 at March 31, 2014. The amounts, net of related deferred tax liabilities of $163,000 and $95,000 at March 31, 2015 and 2014, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2015	2014
Land and land improvements	$3,238	$3,428
Buildings	35,633	25,143
Machinery, equipment, and leasehold improvements	164,843	150,449
Construction in progress	13,342	17,891
	217,056	196,911
Less accumulated depreciation	125,929	118,224
Net property, plant, and equipment	$91,127	$78,687

Buildings include assets recorded under capital leases amounting to $4,838,000 and $4,779,000 for the years ended March 31, 2015 and 2014.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $737,000 and $6,260,000 for the years ended March 31, 2015 and 2014, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $4,379,000 and $9,027,000 at March 31, 2015 and 2014, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $12,296,000, $11,399,000, and $10,134,000, for the years ended March 31, 2015, 2014 and 2013, respectively.

Gross property, plant, and equipment includes capitalized software costs of $22,892,000 and $20,972,000 at March 31, 2015 and 2014, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $6,276,000 and $5,343,000 at March 31, 2015 and 2014 respectively.  Amortization expense on capitalized software costs was $1,514,000, $932,000, and $499,000 during the years ended March 31, 2015, 2014, and 2013, respectively.

9.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units as of March 31, 2015 and five reporting units as of March 31, 2014.  During fiscal 2015, the Unified Industries reporting unit (which designs, manufacturers and markets overhead light rail workstations) was incorporated into the Rest of Products reporting unit. It was considered a separate reporting unit in fiscal 2014, the fiscal year in which it was acquired. The decision to incorporate the Unified Industries reporting unit into the Rest of Products reporting unit is consistent with the integration of Unified Industries into the Company's operations during fiscal 2015. During fiscal 2014, Unified Industries had goodwill of $6,980,000. Only two of the four reporting units carried goodwill at March 31, 2015 and only three of the five reporting units carried goodwill at March 31, 2014. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,563,000 and $9,865,000 at March 31, 2015 and 2014, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings design, manufacturing, and distribution businesses) had goodwill of $111,898,000 and $102,458,000 at March 31, 2015 and 2014, respectively.

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

The Company performed its qualitative assessment as of February 28, 2015 and determined that it was not more likely than not that the fair value of each of its reporting units other than Rest of Products was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units other than the Rest of Products reporting unit.

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

The Company performed step one of the two-step impairment test for the Rest of Products reporting unit as of February 28, 2015. Based on the results of the two-step impairment test, the Company determined that the Rest of Products reporting unit's fair value was not less than its applicable carrying value.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the years ended March 31, 2015 and 2014 is as follows:

Balance at April 1, 2013	$105,354
Acquisition of Hebetechnik (See Note 3)	5,324
Acquisition of Unified (See Note 3)	6,980
Currency translation	1,645
Balance at March 31, 2014	119,303
Acquisition of STB (See Note 3)	9,487
Currency translation	(7,329)
Balance at March 31, 2015	$121,461

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of March 31, 2015 and 2014, respectively. There were no goodwill impairment losses recorded in fiscal 2015, 2014, or 2013.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Intangible assets at March 31, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$4,656	$(1,657)	$2,999
Indefinite lived trademark	2,338	—	2,338
Customer relationships	15,653	(7,442)	8,211
Acquired technology	4,960	(218)	4,742
Other	1,251	(437)	814
Balance at March 31, 2015	$28,858	$(9,754)	$19,104

Intangible assets at March 31, 2014 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,969	$(1,799)	$4,170
Indefinite lived trademark	1,200	—	1,200
Customer relationships	17,453	(7,779)	9,674
Acquired technology	4,960	(17)	4,943
Other	1,135	(280)	855
Balance at March 31, 2014	$30,717	$(9,875)	$20,842

The Company’s intangible assets that are considered to have finite lives are amortized.  The weighted-average amortization periods are 18 years for trademarks, 11 years for customer relationships, 25 years for acquired technology, 11 years for other, and 17 years in total. Trademarks with a book value of $2,338,000 have an indefinite useful life and are therefore not being amortized. Total amortization expense was $2,266,000, $1,981,000, and $1,981,000 for fiscal 2015, 2014, and 2013, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $2,200,000.

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

The Company has foreign currency forward agreements in place to hedge changes in the value of recorded foreign currency assets and liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $672,000 and all contracts mature within twelve months of March 31, 2015. These contracts are marked to market each balance sheet date and are not designated as hedges.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivatives is $8,624,000 and all contracts mature within twelve months of March 31, 2015. From its March 31, 2015 balance of AOCL, the Company expects to reclassify approximately $54,000 out of AOCL during the next 12 months based on the underlying transaction of the sale of the goods purchased.

On February 19, 2015, the Company entered into the Term Loan, which has a variable interest rate. The Company's desired capital structure, is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. As such, the Company entered into an interest rate swap agreement that is designated as a cash flow hedge to hedge changes in interest expense due to changes in the interest rate of the senior secured term loan. The amortizing interest rate swap matures on February 19, 2020 and has a notional amount of $86,250,000 as of March 31, 2015. The effective portion of the change in fair value of the interest rate swap is reported in AOCL and will be reclassified to interest expense over the life of the underlying debt obligation. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2015 balance of AOCL, the Company expects to reclassify approximately $1,026,000 out of AOCL during the next 12 months.

The Company is exposed to credit losses in the event of non-performance by the counterparty on its financial instruments. The counterparty has an investment grade credit rating. The Company anticipates that this counterparty will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with one counterparty as of March 31, 2015.

The Company's agreements with its foreign exchange contract counterparty contains provisions pursuant to which the Company could be declared in default of its derivative obligations.   As of March 31, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2015, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2015 fair values reflected in the table below. During the year ended March 31, 2015, the Company was not in default of any of its derivative obligations.

The following is the effect of derivative instruments on the consolidated statement of operations for the years ended March 31, 2015, 2014, and 2013 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2015	Foreign exchange contracts	$81	Cost of products sold	$(171)
2015	Interest rate swap	$(586)	Interest expense	$—

2014	Foreign exchange contracts	$70	Cost of products sold	$(184)
2013	Foreign exchange contracts	$(256)	Cost of products sold	$132

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
March 31,
2015	Foreign currency exchange (gain) loss	$122
2014	Foreign currency exchange (gain) loss	55
2013	Foreign currency exchange (gain) loss	(478)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

As of March 31, 2015 and 2014, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the consolidated balance sheet as of March 31, 2015 and 2014 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2015	2014
Foreign exchange contracts	Prepaid expenses and other	$58	$—
Foreign exchange contracts	Accrued Liabilities	(34)	(141)
Interest rate swap	Other Assets	71	—
Interest rate swap	Accrued Liabilities	(1,026)	—

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2015	2014
Foreign exchange contracts	Prepaid expenses and other	$61	$163
Foreign exchange contracts	Accrued Liabilities	(3)	(64)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2015	2014
Accrued payroll	$20,041	$21,259
Interest payable	73	2,015
Accrued workers compensation	944	560
Accrued income taxes payable	2,325	2,737
Accrued health insurance	2,491	2,790
Accrued general and product liability costs	3,500	3,500
Customer advances, deposits, and rebates	8,246	9,038
Other accrued liabilities	12,643	10,449
	$50,263	$52,348

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2015	2014
Accumulated postretirement benefit obligation	$5,559	$5,137
Accrued general and product liability costs	9,030	10,980
Accrued pension cost	56,601	36,515
Accrued workers compensation	1,162	772
Deferred income tax	2,786	5,967
Other non-current liabilities	12,086	8,017
	$87,224	$67,388

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2015	2014
Capital lease obligations	$2,270	$3,608
Total senior debt	2,270	3,608
7 7/8% Senior Subordinated Notes due February 1, 2019 with interest payable in semi-annual installments (net of the unamortized discount of $1,315)	—	148,685
Term loan (net of the unamortized discount of $558)	124,442	—
Total debt	126,712	152,293
Less: current portion	13,292	1,588
Total debt, less current portion	$113,420	$150,705

Through January 23, 2015 and at March 31, 2014 the Company had access to borrow funds under a revolving credit facility ("Replaced Revolving Credit Facility"). The Replaced Revolving Credit Facility provided availability up to a maximum of $100,000,000 and had an initial term ending October 31, 2017.

Provided there was no default, the Company could request an increase in the availability of the Replaced Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval.

Commitment fees were payable against the unused portion of the Replaced Revolving Credit Facility based on the applicable rate. Interest on an outstanding borrowing used against the revolver was payable at varying rates depending on the type of outstanding borrowing and its associated interest rate plus its associated applicable rate. The two potential interest rates used were either a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”, or (c) LIBOR plus 100 basis points) or a Eurocurrency Rate (equivalent to LIBOR plus a Mandatory Cost).

The applicable rate was determined based on the pricing grid in the Replaced Revolving Credit Facility which varied based on the Company’s total leverage ratio and borrowing type through January 23, 2015. The mandatory cost was intended to compensate the lenders for the cost of European banking requirements.

The Replaced Revolving Credit Facility was secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The corresponding credit agreement associated with the Replaced Revolving Credit Facility placed certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance through January 23, 2015. Key financial covenants included a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.50x and maximum annual capital expenditures of $30,000,000.

Through February 19, 2015 and at March 31, 2014, the Company had outstanding $150,000,000 principal amount of 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

Provisions of the 7 7/8% Notes included, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after February 1, 2015, the 7 7/8% Notes were redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 101.969% and 100% on February 1, 2016 and February 1, 2017, respectively and were due February 1, 2019. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 7 7/8% Notes could require the Company to repurchase all or a portion of such holder’s 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 7 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

On January 23, 2015, the Company, Columbus McKinnon Dutch Holdings 3 B.V. (“BV 3”), and Columbus McKinnon EMEA GmbH (“EMEA GMBH”) as borrowers (collectively referred to as the "Borrowers"), entered into a new credit agreement (the "New Credit Agreement"). The Borrowers entered into a new $150,000,000 New Revolving Credit Facility and established a new $125,000,000 delayed draw senior secured Term Loan. The Company’s Replaced Revolving Credit Facility was terminated in connection with this transaction. Both the New Revolving Credit Facility and the Term Loan have five-year terms maturing in 2020. The New Revolving Credit Facility has an initial term ending January 23, 2020 and the Term Loan has a term ending February 19, 2020.

The terms of the New Credit Agreement include the following:

•	Term Loan: An aggregate $125,000,000 secured term loan facility which requires quarterly principal amortization of 2.5% with the remaining principal due at maturity date.

•
New Revolving Credit Facility: An aggregate $150,000,000 secured revolving credit facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•
Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the New Credit Agreement).

•
Accordion Feature: Provisions permitting a Borrower from time to time to increase the aggregate amount of the credit facility by up to $75,000,000, with a minimum increase of $20,000,000 and with additional commitments from the Lenders, as they may agree, or new commitments from financial institutions acceptable to the Administrative Agent and the Company.

•
Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or New Revolving Credit Facility in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or New Revolving Credit Facility on the occurrence of certain events which will permanently reduce the commitments under the New Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders.

•
Reduction of Commitment: A Borrower may irrevocably cancel, in whole or in part, the unutilized portion of the commitments under the New Credit Agreement in excess of any outstanding loans, the stated amount of all outstanding letters of credit and all unreimbursed amounts drawn under any letters of credit.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

•
Covenants: Provisions containing covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x; a maximum total leverage ratio, net of cash, of 3.50x (which may be temporarily increased following a material acquisition, which may be elected two times over the course of the New Credit Agreement, (i) if financed by secured debt the total leverage rate as at the end of the fiscal quarter in which such material acquisition occurs and the three fiscal quarters immediately thereafter, shall not be greater than 4.00:1.00 and as at the end of any fiscal quarter thereafter, the total leverage ratio shall not be greater than 3.50:1.00, and (ii) if financed with unsecured or subordinated indebtedness, the total leverage ratio at the end of the fiscal quarter in which such material acquisition occurs and at the end of any fiscal quarter thereafter, shall not be greater than 4.50:1.00, and permit the secured leverage ratio, to be greater than 3.25:1.00), and maximum capital expenditures of $30 million per fiscal year ($40 million following a material acquisition) with the ability to transfer any unused portion of expenditure to the immediately following fiscal year.

The New Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The New Credit Agreement allows, but limits our ability to pay dividends.

On February 19, 2015, the Company borrowed $124,442,000 under the Term Loan. The Term Loan proceeds were net of fees paid to the lenders of $558,000 which were accounted for as a debt discount. On February 23, 2015 the Company redeemed all of the outstanding $150 million of the 7 7/8% Notes. The aggregated price paid for the redemption was$156,630,000, including a 3.938% call premium or $5,907,000, and $723,000 of accrued interest on the Notes. The redemption was funded by the Term Loan and cash on hand. The cost of bond redemption on the Company's consolidated statements of operations includes the call premium, write-off of previously unamortized deferred financing costs, and other expenses.

The unused portion of the New Revolving Credit Facility totaled $143,546,000 net of outstanding borrowings of $0 and outstanding letters of credit of $6,454,000 as of March 31, 2015. The outstanding letters of credit at March 31, 2015 consisted of $1,790,000 in commercial letters of credit and $4,664,000 of standby letters of credit.

The gross balances of deferred financing costs were $1,825,000 and $4,133,000 as of March 31, 2015 and 2014, respectively.  The accumulated amortization balances were $61,000 and $1,531,000 as of March 31, 2015 and 2014, respectively. The balance at March 31, 2015 is related to the New Credit Agreement.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $2,270,000 and $3,608,000 as of March 31, 2015 and 2014, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets.

The principal payments scheduled to be made as of March 31, 2015 on the above debt are as follows:

FY 2016	$13,294
FY 2017	13,213
FY 2018	13,147
FY 2019	12,607
FY 2020	75,009
Thereafter	—
$127,270

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2015, unsecured credit lines totaled approximately $4,508,000, of which $0 was drawn. In addition, unsecured lines of $8,748,000 were available for bank guarantees issued in the normal course of business of which $4,609,000 was utilized.

13.     Pensions and Other Benefit Plans

The Company provides retirement plans, including defined benefit and defined contribution plans, and other postretirement benefit plans to certain employees. The Company applies ASC Topic 715 “Compensation – Retirement Benefits,” which required the recognition in pension and other postretirement benefits obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the fiscal year.

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$225,685	$229,180
Service cost	2,153	2,481
Interest cost	9,850	9,716
Actuarial (gain) loss	39,131	(6,108)
Benefits paid	(10,219)	(10,314)
Foreign exchange rate changes	(5,060)	730
Benefit obligation at end of year	$261,540	$225,685

Change in plan assets:
Fair value of plan assets at beginning of year	$188,228	$167,017
Actual gain on plan assets	15,799	20,815
Employer contribution	11,013	11,041
Benefits paid	(10,219)	(10,314)
Foreign exchange rate changes	(620)	(331)
Fair value of plan assets at end of year	$204,201	$188,228

Funded status	$(57,339)	$(37,457)
Unrecognized actuarial loss	88,477	56,516
Unrecognized prior service cost	42	179
Net amount recognized	$31,180	$19,238

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2015	2014
Accrued liabilities	$(738)	$(942)
Other non-current liabilities	(56,601)	(36,515)
Deferred tax effect of accumulated other comprehensive loss	22,524	10,424
Accumulated other comprehensive loss	65,995	46,271
Net amount recognized	$31,180	$19,238

In fiscal 2016, an estimated net loss of $3,928,000 and prior service cost of $9,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:

	2015	2014	2013
Service costs—benefits earned during the period	$2,153	$2,481	$2,517
Interest cost on projected benefit obligation	9,850	9,716	9,837
Expected return on plan assets	(14,241)	(12,618)	(11,195)
Net amortization	3,517	6,259	6,305
Other	82	—	—
Net periodic pension cost	$1,361	$5,838	$7,464

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2015	2014
Projected benefit obligation	$261,540	$225,685
Fair value of plan assets	204,201	188,228

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2015	2014
Accumulated benefit obligation	$255,295	$218,500
Fair value of plan assets	204,201	188,228

Unrecognized gains and losses are amortized through March 31, 2015 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company will change the amortization period of its largest plan to the average remaining lifetime of inactive participants as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2015	2014	2013
Discount rate	3.83%	4.60%	4.35%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	2.30%	2.00%	2.00%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2016	2015	2014
Equity securities	65%	65%	66%
Fixed income	35%	35%	34%
Total plan assets	100%	100%	100%

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $5,908,000 to its pension plans in fiscal 2016.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2016	$10,693
2017	11,194
2018	11,799
2019	12,394
2020	13,061
2021-2025	72,574

Postretirement Benefit Plans

The Company sponsors a defined benefit other postretirement health care plan that provide medical and life insurance coverage to certain U.S. retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$5,873	$6,102
Interest cost	209	254
Actuarial gain	660	(21)
Benefits paid	(508)	(462)
Benefit obligation at end of year	$6,234	$5,873

Funded status	$(6,234)	$(5,873)
Unrecognized actuarial loss	1,794	1,193
Net amount recognized	$(4,440)	$(4,680)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2015	2014
Accrued liabilities	$(675)	$(735)
Other non-current liabilities	(5,559)	(5,137)
Deferred tax effect of accumulated other comprehensive loss	1,554	1,323
Accumulated other comprehensive loss	240	(131)
Net amount recognized	$(4,440)	$(4,680)

In fiscal 2016, an estimated net loss of $130,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2015, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2015	2014	2013
Interest cost	$209	$254	$285
Net amortization	60	101	81
Net periodic postretirement benefit cost	$269	$355	$366

For measurement purposes, healthcare costs are assumed to increase 7.00% in fiscal 2016, grading down over time to 5.0% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 3.45% and 3.90% as of March 31, 2015 and 2014, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2016	$675
2017	660
2018	614
2019	599
2020	561
2021-2025	2,238

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$10	$(9)
Effect on postretirement obligation	391	(352)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer or their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2015 was $237,000 and the liability at March 31, 2015 is $4,320,000 with $4,180,000 included in other non-current liabilities and $140,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $2,528,000 and $2,388,000 at March 31, 2015 and 2014, respectively.  The balance is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $2,998,000, $2,658,000, and $2,484,000 for the years ended March 31, 2015, 2014 and 2013, respectively. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2015 contributions.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2015	2014
Asset categories:
Equity securities	$132,743	$123,801
Fixed income securities	70,493	63,572
Cash equivalents	965	855
Total	$204,201	$188,228

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2015 and March 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2015:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$73,853	$58,890	$—	$132,743
Fixed income securities	53,022	—	17,471	70,493
Cash equivalents	965	—	—	965
Total	$127,840	$58,890	$17,471	$204,201

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2014:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$68,276	$55,525	$—	$123,801
Fixed income securities	46,466	—	17,106	63,572
Cash equivalents	855	—	—	855
Total	$115,597	$55,525	$17,106	$188,228

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Fair value of Level 3 fixed income securities at the beginning of the year was $17,106,000. During fiscal 2015 fixed income securities earned investment return of $751,000 and had disbursements of $386,000 resulting in an ending balance of $17,471,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

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

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015 the final loan payment was made by the ESOP to the Company.

Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $251,000, $608,000, and $422,000 in fiscal 2015, 2014 and 2013, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2015 and 2014, 423,000 and 463,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2015. At March 31, 2014, 8,000 ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares amounted to $0 and $241,000 at March 31, 2015 and March 31, 2014, respectively as determined based on the quoted market value of the Company’s stock.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 114,000, 16,000, and 189,000 common shares were not included in the computation of diluted earnings per share for fiscal 2015, 2014 and 2013, respectively, because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2015	2014	2013
Net income (loss)	$27,190	$30,421	$78,296

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	19,939	19,655	19,425
Effect of dilutive employee stock options, RSU's and performance shares	285	295	262

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	20,224	19,950	19,687

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

Stock based compensation expense was $3,895,000, $3,633,000, and $3,334,000 for fiscal 2015, 2014 and 2013, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expenses. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Long Term Incentive Plan

On July 26, 2010, the shareholders of the Company approved the 2010 Long Term Incentive Plan (“LTIP” or the "Plan").  The Company grants share based compensation to eligible participants under the LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 1,250,000 including shares not previously authorized for issuance under any of the Prior Stock Plans and any shares not issued or subject to outstanding awards under the Prior Stock Plans.  As of March 31, 2015, 505,502 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

Stock Option Plans

Existing prior to the adoption of the LTIP, the Company maintained two stock option plans, a Non-Qualified Stock Option Plan ("Non-Qualified Plan") and an Incentive Stock Option Plan ("Incentive Plan").  Effective with adoption of the LTIP no new grants can be made from the Non-Qualified Plan or the Incentive Stock Plan.  Options outstanding under the Non-Qualified Plan or the Incentive Stock Plan generally become exercisable over a four-year period at a rate of 25% per year commencing one year from the date of grant and exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the Non-Qualified Plan or the Incentive Stock Plan are exercisable not earlier than one year and not later than ten years from the date such option was granted.

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2015 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012
Granted	159,212	13.43
Exercised	(39,858)	7.39
Cancelled	(25,060)	19.22
Outstanding at March 31, 2013	736,301	14.46
Granted	136,793	18.95
Exercised	(230,619)	9.51
Cancelled	(29,969)	20.00
Outstanding at March 31, 2014	612,506	17.05
Granted	118,060	27.08
Exercised	(87,210)	18.41
Cancelled	(31,207)	15.71
Outstanding at March 31, 2015	612,149	18.86	6.42	$4,990
Exercisable at March 31, 2015	309,435	$17.05	5.37	$3,083

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2015. The aggregate intrinsic value of outstanding options as of March 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 483,698 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 294,577 exercisable options that were in-the-money at that date. The Company's closing stock price was $26.94 as of March 31, 2015. The total intrinsic value of stock options exercised was $839,000, $3,251,000, and $332,000 during fiscal 2015, 2014 and 2013, respectively. As of March 31, 2015, there are no options available for future grants under the two stock option plans.

The grant date fair value of options that vested was $8.52, $8.11, and $9.21 during fiscal 2015, 2014 and 2013, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2015 and 2014 was approximately $1,607,000 and $2,194,000, respectively. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2015, $1,861,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.5 years.

Exercise prices for options outstanding as of March 31, 2015, ranged from $13.10 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2015:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	458,159	$16.34	6.1
$20.01 to 30.00	153,990	26.36	7.38
	612,149	$18.86	6.42

The following table provides certain information with respect to stock options exercisable at March 31, 2015:

Range of Exercise Prices	Stock Options Outstanding	Weighted- average Exercise Price
$10.01 to $20.00	272,168	$16.08
$20.01 to $30.00	37,267	24.14
	309,435	$17.05

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $10.67, $8.98, and $6.70 for options granted during fiscal 2015, 2014 and 2013, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2015, 2014 and 2013:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Assumptions:
Risk-free interest rate	0.70%	0.41%	0.42%
Dividend yield	0.6%	—%	—%
Volatility factor	0.453	0.533	0.566
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2015, 2014 and 2013 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted shares for employees vest ratably based on service one-third after each of years three, four, and five.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2015 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2012	170,600	17.60
Granted	99,795	14.18
Vested	(58,539)	17.51
Forfeited	(8,212)	18.30
Unvested at March 31, 2013	203,644	15.95
Granted	97,095	20.70
Vested	(89,729)	17.51
Forfeited	(10,416)	16.37
Unvested at March 31, 2014	200,594	$17.53
Granted	85,821	26.38
Vested	(91,439)	19.03
Forfeited	(13,961)	17.16
Unvested at March 31, 2015	181,015	$20.99

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2015 is $2,314,000 and is expected to be recognized over a weighted average period of 2.9 years.  The fair value of restricted stock units that vested during the year ended March 31, 2015 and 2014 was $1,740,000 and $1,571,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2015, 2014, and 2013. Fiscal year 2015 performance shares granted are based upon the Company’s Consolidated Net Revenue for the two year period ended March 31, 2016. Fiscal 2014 and 2013 performance shares granted are based upon the Company’s adjusted earnings before interest and taxes (EBIT) for the one year periods ended March 31, 2014 and 2013, respectively.  Fiscal year 2015, 2014, and 2013 performance based nonvested shares are recognized as compensation expense based upon the award earned and the fair market value as of March 31, 2015, 2014, and 2013 respectively.  This expense is recognized ratably over the three year period that these shares are restricted.

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2015 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2012	95,118	23.36
Granted	61,106	19.25
Forfeited	(52,360)	21.90
Unvested at March 31, 2013	103,864	21.47
Granted	46,327	26.79
Unvested at March 31, 2014	150,191	$23.11
Granted	35,001	27.12
Vested	(37,627)	$24.65
Forfeited	(34,118)	$24.74
Unvested at March 31, 2015	113,447	$23.35

Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2015 was $942,000 and is expected be recognized over a weighted average period of 1.8 years. The fair value of performance shares that vested during the year ended March 31, 2015 was $928,000 and $0 both years ended March 31, 2014 and 2013.

Restricted Stock

The Company maintained a Restricted Stock Plan. The Company charges compensation expense and shareholders’ equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of March 31, 2015, there were no shares available for future grants under the Restricted Stock Plan and no further outstanding grants.

No restricted stock was granted in fiscal 2015, 2014, or 2013.  During fiscal year 2013, 1,000 shares of restricted stock with a grant date fair value of $30.72 vested.

Directors Stock

During fiscal 2015, 2014 and 2013, a total of 17,304, 12,642, and 25,552 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $25.43, $24.92, and $14.09 for fiscal 2015, 2014 and 2013, respectively. The expense related to the shares for fiscal 2015, 2014 and 2013 was $440,000, $315,000, and $361,000, respectively.

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

Dividends

On March 30, 2015 the Company's Board of Directors approved payment of a quarterly dividend of $0.04 per common share, representing an annual dividend rate of $0.16 per share. The dividend was paid on May 18, 2015 to shareholders of record on May 8, 2015.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $12,530,000 and $14,480,000 as of March 31, 2015 and 2014, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2015	2014	2013
Accrued general and product liability, beginning of year	$14,480	$17,119	$20,536
Add provision for claims	3,726	3,292	2,185
Deduct payments for claims	(5,676)	(5,931)	(5,602)
Accrued general and product liability, end of year	$12,530	$14,480	$17,119

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2015.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2016.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $6,700,000 and $11,200,000 using actuarial parameters of continued claims for a period of 37 years from March 31, 2015.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,065,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2015. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,465,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2015. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

17.     Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2015	2014	2013
Expected tax at 35%	$12,605	$14,953	$14,919
State income taxes net of federal expense (benefit)	721	1,119	284
Foreign taxes less than statutory federal rate	(2,471)	(2,284)	(1,909)
Permanent items	(264)	(384)	153
Valuation allowance	(18)	(1,563)	(48,985)
Expiration of foreign tax credits	—	1,440	—
Research and development credits	(1,641)	(521)	(166)
Other	(107)	(459)	30
Actual tax provision expense (benefit)	$8,825	$12,301	$(35,674)

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2015	2014	2013
Current income tax expense (benefit):
United States Federal	$2,853	$2,585	$525
State taxes	257	701	346
Foreign	3,641	3,984	5,502
Deferred income tax expense (benefit):
United States	5,098	6,587	(40,868)
Foreign	(3,024)	(1,556)	(1,179)
	$8,825	$12,301	$(35,674)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2015	2014
Deferred tax assets:
State and foreign net operating loss carryforwards	$6,283	$5,495
Employee benefit plans	21,641	13,221
Insurance reserves	5,661	6,185
Accrued vacation and incentive costs	3,516	3,516
Federal tax credit carryforwards	2,134	2,543
Equity compensation	2,496	2,468
Other	3,814	4,337
Valuation allowance	(1,977)	(2,361)
Deferred tax assets after valuation allowance	43,568	35,404
Deferred tax liabilities:
Property, plant, and equipment	(3,568)	(3,421)
Intangible assets	(5,949)	(6,556)
Total deferred tax liabilities	(9,517)	(9,977)
Net deferred tax assets (liabilities)	$34,051	$25,427

The gross amount of the Company’s deferred tax assets were $45,545,000 and $37,765,000 at March 31, 2015 and 2014, respectively.

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

The valuation allowance includes $1,207,000, $1,976,000 and $1,660,000 related to foreign net operating losses at March 31, 2015, 2014 and 2013, respectively. The decrease in the foreign valuation allowance is primarily due to the reversal of a valuation allowance at one of the Company's subsidiaries.  The Company’s foreign subsidiaries have net operating loss carryforwards that range from five years to indefinite.

The state net operating losses have expiration dates ranging from 2021 through 2034.  The federal tax credits have indefinite expiration dates.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2015	2014
Net current deferred tax assets	$8,300	$8,312
Net current deferred tax liabilities	(158)	(324)
Net non-current deferred tax assets	28,695	23,406
Net non-current deferred tax liabilities	(2,786)	(5,967)
Net deferred tax assets (liabilities)	$34,051	$25,427

The net current deferred tax assets are included in prepaid expenses. The net current deferred tax liabilities are included in accrued liabilities. Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $10,570,000, $11,459,000, and $18,322,000 for the years ended March 31, 2015, 2014, and 2013, respectively. As of March 31, 2015, the Company had unrecognized deferred tax liabilities related to approximately $122,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2015 and 2014. The tax effects to the Company from these transactions, recorded in additional paid-in capital rather than recognized as an increase in (reduction to) income tax expense, were $(65,000) and $613,000 in fiscal 2015 and 2014, respectively. The fiscal 2015 tax shortfall was also recognized in the consolidated balance sheet as a decrease in deferred tax assets.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2015	2014	2013
Beginning balance	$2,357	$1,986	$2,428
Additions for prior year tax positions	—	754	—
Additions for current year tax positions	—	828	334
Reductions for prior year tax positions	(198)	—	(702)
Settlements	(50)	—	(30)
Foreign currency translation	(276)	42	(44)
Lapses in statutes of limitation	—	(1,253)	—
Ending balance	$1,833	$2,357	$1,986

The Company had $200,000 and $214,000 accrued for the payment of interest and penalties at March 31, 2015 and 2014, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2015 would impact the effective tax rate if recognized.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2012 and in Germany for tax years prior to March 31, 2009.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitation prior to March 31, 2016.

18.     Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2015, 2014, and 2013 was $5,229,000, $5,397,000, and $5,811,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2015 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2016	4,262	1,310	5,572
2017	3,771	1,033	4,804
2018	3,501	617	4,118
2019	2,622	292	2,914
2020	2,341	186	2,527
Thereafter	12,570	—	12,570
Total	$29,067	$3,438	$32,505

19.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2015	2014	2013
Net sales:
United States	$345,244	$338,744	$353,565
Europe	161,620	171,605	173,851
Canada	21,731	21,723	21,637
Other	51,048	51,218	48,210
Total	$579,643	$583,290	$597,263

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2015	2014	2013
Total assets:
United States	$304,888	$374,033	$365,497
Europe	208,015	156,101	136,493
Canada	8,055	15,635	26,952
Other	45,366	52,905	37,925
Total	$566,324	$598,674	$566,867

	Year Ended March 31,
	2015	2014	2013
Long-lived assets:
United States	$142,241	$142,409	$123,138
Europe	79,496	65,994	56,633
Other	9,955	10,429	4,676
Total	$231,692	$218,832	$184,447

Note: Long-lived assets include net property, plant, and equipment and goodwill and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2015	2014	2013
Hoists	$393,571	$400,565	$375,208
Chain and rigging tools	76,604	76,112	90,428
Industrial cranes	26,595	18,502	41,259
Actuators and rotary unions	72,021	78,642	80,028
Other	10,852	9,469	10,340
Total	$579,643	$583,290	$597,263

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2015 and 2014:

	Three Months Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net sales	$142,932	$146,991	$140,791	$148,929
Gross profit	45,565	47,156	43,409	45,477
Income from operations	13,006	16,134	12,615	12,893
Net income	$6,733	$10,599	$7,861	$1,997

Net income per share – basic	$0.34	$0.53	$0.39	$0.10

Net income per share – diluted	$0.34	$0.53	$0.39	$0.08

	Three Months Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net sales	$138,891	$138,852	$145,072	$160,475
Gross profit	43,491	44,260	42,997	50,300
Income from operations	13,436	12,286	11,101	17,527
Net income	$7,020	$7,122	$6,664	$9,615

Net income per share – basic	$0.36	$0.36	$0.34	$0.49

Net income per share – diluted	$0.35	$0.36	$0.33	$0.48

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

21.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2015	2014
Foreign currency translation adjustment – net of tax	$(24,635)	$5,272
Pension liability – net of tax	(65,995)	(46,271)
Postretirement obligations – net of tax	(240)	131
Split-dollar life insurance arrangements – net of tax	(1,904)	(1,837)
Derivatives qualifying as hedges – net of tax	(533)	(199)
Net unrealized investment gain – net of tax	859	1,768
Accumulated other comprehensive loss	$(92,448)	$(41,136)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $13,406,000, $8,992,000, and $(216,000) for 2015, 2014, and 2013 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

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

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2015	2014	2013
Net unrealized investment gain (loss) at beginning of year	$1,768	$2,808	$2,580
Unrealized holdings gain arising during the period	433	395	725
Reclassification adjustments for gain included in earnings	(1,342)	(1,435)	(497)
Net change in unrealized gain (loss) on investments	(909)	(1,040)	228
Net unrealized investment gain at end of year	$859	$1,768	$2,808

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Changes in accumulated other comprehensive income by component for the year ended March 31, 2015 are as follows (in thousands):

	March 31, 2015
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$1,768	$(47,977)	$5,272	$(199)	(41,136)
Other comprehensive income (loss) before reclassification	433	(22,487)	(29,907)	(356)	(52,317)
Amounts reclassified from other comprehensive loss	(1,342)	2,325	—	22	1,005
Net current period other comprehensive (loss) income	(909)	(20,162)	(29,907)	(334)	(51,312)
Ending balance	$859	$(68,139)	$(24,635)	$(533)	$(92,448)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2015 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Unrealized gain on investments
	$(2,065)	Investment income
	(2,065)	Total before tax
	723	Tax expense
	$(1,342)	Net of tax

Net amortization of prior service cost
	$3,577	(1)
	3,577	Total before tax
	1,252	Tax benefit
	$2,325	Net of tax

Change in derivatives qualifying as hedges
	$34	Cost of products sold
	34	Total before tax
	12	Tax benefit
	$22	Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 — Pensions and Other Benefit Plans for additional details.)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

22.     Effects of New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This update is intended to improve certain areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2015, 2014 and 2013
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended March 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,323	$876	$—		$1,044	(1)	$2,155
Deferred tax asset valuation allowance	2,361	(19)	(365)	(3)	—		1,977
Total	$4,684	$857	$(365)		$1,044		$4,132
Reserves on balance sheet:
Accrued general and product liability costs	$14,480	$3,726	$—		$5,676	(2)	$12,530
Year ended March 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,256	$319	$—		$252	(1)	$2,323
Deferred tax asset valuation allowance	3,924	667	(2,230)		—		2,361
Total	$6,180	$986	$(2,230)		$252		$4,684
Reserves on balance sheet:
Accrued general and product liability costs	$17,119	$3,292	$—		$5,931	(2)	$14,480
Year ended March 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,745	$258	$—		$747	(1)	$2,256
Deferred tax asset valuation allowance	53,325	(48,985)	(416)		—		3,924
Total	$56,070	$(48,727)	$(416)		$747		$6,180
Reserves on balance sheet:
Accrued general and product liability costs	$20,536	$2,185	$—		$5,602	(2)	$17,119

_________________

(1)	Uncollectible accounts written off, net of recoveries

(2)	Insurance claims and expenses paid

(3)	Charged against accumulated other comprehensive loss

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired 100% of the outstanding common shares of STB on December 30, 2014. STB was excluded from management’s annual report on internal control over financial reporting as of March 31, 2015. The results of STB are included in the Company's fiscal 2015 consolidated financial statements and constituted $32,882,000 and $27,456,000 of total assets and net assets, respectively, as of March 31, 2015 and $3,571,000 and $(150,000) of net sales and net income (loss), respectively, for the year then ended.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. As of March 31, 2015, the Company continues to utilize the 1992 Framework.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stahlhammer Bommern GmbH (“STB”), which is included in the March 31, 2015 consolidated financial statements of Columbus McKinnon Corporation and constituted $32,882,000 and $27,456,000 of total and net assets, respectively, as of March 31, 2015 and $3,571,000 and $(150,000) of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Columbus McKinnon Corporation also did not include an evaluation of the internal control over financial reporting of STB.

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015 of Columbus McKinnon Corporation, and our report dated May 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 28, 2015

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2015 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2015 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2015 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2015 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2015 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV
Item 15.        Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	87

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

#10.61
Fifth Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October  24, 2012)

#10.62	Credit agreement dated January 23, 2015. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2015)

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: May 28, 2015
COLUMBUS McKINNON CORPORATION

	By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2015
Timothy T. Tevens

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 28, 2015
Gregory P. Rustowicz

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	May 28, 2015

Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	May 28, 2015

Richard H. Fleming

/s/ Linda A. Goodspeed	Director	May 28, 2015

Linda A. Goodspeed

/s/ Liam G. McCarthy	Director	May 28, 2015

Liam G. McCarthy

/s/ Heath A. Mitts	Director	May 28, 2015

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	May 28, 2015

Nicholas T. Pinchuk

/s/ Stephen Rabinowitz	Director	May 28, 2015

Stephen Rabinowitz

/s/ R. Scott Trumbull	Director	May 28, 2015

R. Scott Trumbull