Form 10-Q
period 2015-06-30
COLUMBUS MCKINNON CORP
filed 2015-07-31
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2015
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

The number of shares of common stock outstanding as of July 27, 2015 was: 20,065,939 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2015

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$58,064	$63,056
Trade accounts receivable	71,939	80,531
Inventories	110,892	103,187
Prepaid expenses and other	25,347	27,255
Total current assets	266,242	274,029
Property, plant, and equipment, net	92,207	91,127
Goodwill	121,046	121,461
Other intangibles, net	20,117	19,104
Marketable securities	19,646	19,867
Deferred taxes on income	30,027	28,695
Other assets	8,755	12,041
Total assets	$558,040	$566,324

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$27,890	$33,406
Accrued liabilities	48,748	50,263
Current portion of long term debt	13,299	13,292
Total current liabilities	89,937	96,961
Senior debt, less current portion	1,366	1,478
Term loan	108,846	111,942
Other non current liabilities	77,756	87,224
Total liabilities	277,905	297,605
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 20,059,673 and 19,989,548 shares issued and outstanding	201	200
Additional paid in capital	203,218	203,156
Retained earnings	164,722	157,811
Accumulated other comprehensive loss	(88,006)	(92,448)
Total shareholders' equity	280,135	268,719
Total liabilities and shareholders' equity	$558,040	$566,324

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30, 2015	June 30, 2014
	(In thousands, except per share data)
Net sales	$136,236	$142,932
Cost of products sold	92,652	97,367
Gross profit	43,584	45,565

Selling expenses	16,598	17,891
General and administrative expenses	15,102	14,079
Amortization of intangibles	593	589
	32,293	32,559

Income from operations	11,291	13,006
Interest and debt expense	1,156	3,369
Investment (income) loss	(128)	(202)
Foreign currency exchange loss (gain)	(185)	(43)
Other expense (income), net	(5)	(177)
Income before income tax expense	10,453	10,059
Income tax expense	3,542	3,326
Net income	6,911	6,733
Retained earnings - beginning of period	157,811	133,820
Retained earnings - end of period	$164,722	$140,553

Average basic shares outstanding	20,022	19,850
Average diluted shares outstanding	20,229	20,095

Basic income per share:
Net income	$0.35	$0.34

Diluted income per share:
Net income	$0.34	$0.34

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30, 2015	June 30, 2014
	(In thousands)
Net income	$6,911	$6,733
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,674	331
Change in derivatives qualifying as hedges, net of taxes of $(64) and $(71)	118	116
Change in pension liability and postretirement obligation, net of taxes of $93 and $(1)	(173)	1
Adjustments for unrealized (gain) loss on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $98 and $(150)	(181)	277
Reclassification adjustment for gain included in net income, net of taxes of $(2) and $9	4	(16)
Net change in unrealized (gain) loss on investments	(177)	261
Total other comprehensive income (loss)	4,442	709
Comprehensive income	$11,353	$7,442

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2015	June 30, 2014
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,911	$6,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,972	3,708
Deferred income taxes and related valuation allowance	(916)	(337)
Net gain on sale of real estate, investments, and other	(150)	(56)
Stock-based compensation	911	836
Amortization of deferred financing costs and discount on subordinated debt	119	217
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	9,621	11,686
Inventories	(6,027)	(4,948)
Prepaid expenses	2,164	456
Other assets	3,286	439
Trade accounts payable	(5,575)	(5,976)
Accrued liabilities	(902)	(3,839)
Non-current liabilities	(10,212)	(2,448)
Net cash provided by (used for) operating activities	3,202	6,471

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	57	416
Purchases of marketable securities	(7)	(764)
Capital expenditures	(4,079)	(4,616)
Net cash provided by (used for) investing activities	(4,029)	(4,964)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	1,051
Repayment of debt	(3,236)	(332)
Change in ESOP guarantee and other	(847)	101
Dividends paid	(800)	(793)
Net cash provided by (used for) financing activities	(4,883)	27
Effect of exchange rate changes on cash	718	242
Net change in cash and cash equivalents	(4,992)	1,776
Cash and cash equivalents at beginning of period	63,056	112,309
Cash and cash equivalents at end of period	$58,064	$114,085

Supplementary cash flow data:
Interest paid	$1,019	$265
Income taxes paid (refunded)	$(1,309)	$1,808
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2015

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2015, the results of its operations for the three months ended June 30, 2015 and June 30, 2014, and cash flows for the three months ended June 30, 2015 and June 30, 2014, have been included. Results for the period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2015.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three months ended June 30, 2015, approximately 60% of sales were to customers in the United States.

2.    Acquisitions

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

The acquisition of STB was funded with existing cash. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $7,818,000 has preliminarily been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $2,957,000, trademark and trade names of $1,301,000, non-compete agreements of $221,000, backlog of $74,000, and patents of $82,000. During the period ending June 30, 2015, the Company has increased the value of its customer relationships by $1,227,000 and decreased the liability for contingent consideration by $810,000 due to modifications made during the measurement period. Both of these adjustments have reduced goodwill at June 30, 2015 by $1,669,000 and increased long term deferred tax liabilities by $368,000 as of the opening balance sheet date.

The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 9 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The terms of the acquisition require the Company to pay additional consideration to the seller if certain performance measures are met by STB. The potential additional consideration ranges from $0 to $3,681,000. The Company had preliminarily estimated the fair value of the liability related to this contingent consideration to be $982,000 at March 31, 2015. The Company has adjusted this preliminary estimate to $172,000 during the quarter ended June 30, 2015. This liability is included in the Company's consolidated balance sheet within other non-current liabilities. The value has been estimated by simulating the future performance of STB in a Geometric Brownian Motion model. Key assumptions used in this model include a volatility factor of 45% and a credit risk adjusted discount rate of 3%. External acquisition related costs totaling $150,000 were expensed in fiscal 2015.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$9,444
Property, plant and equipment	13,616
Intangible assets	4,561
Other long term assets	67
Debt	(6,487)
Other liabilities	(3,596)
Goodwill	7,818
Total	$25,423

At June 30, 2015, the Company revalued the contingent consideration based on updated performance forecasts. Based on this revaluation, the liability related to the contingent consideration has been reduced to $13,000 with the resulting gain recorded in Cost of products sold on the Company's Condensed Consolidated Statements of Operations and Retained Earnings.

In connection with the acquisition of STB, the Company withheld $5,431,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $5,431,000 and $822,000 is expected to be paid to the seller within one year of the periods ending June 30, 2015 and March 31, 2015, respectively. At March 31, 2015, $4,609,000 was expected to be paid to the seller in a time period exceeding one year. The Company has recorded assets on its condensed consolidated balance sheets of $5,431,000 and $822,000 within prepaid expenses and other at June 30, 2015 and March 31, 2015, respectively. Long term restricted cash of $4,609,000 is recorded in other assets at March 31, 2015. Further, the Company has recorded a short term liability to the seller of $5,431,000 and $822,000 within accrued liabilities at June 30, 2015 and March 31, 2015, respectively. A long term liability to the seller of $4,609,000 is recorded within other non current liabilities at March 31, 2015.

For the STB acquisition, goodwill represents future economic benefits arising from other assets acquired that do not meet the criteria for separate recognition apart from goodwill, including assembled workforce, growth opportunities and increased presence in the markets served by the target companies.

See Note 3 for assumptions used in valuing of the intangible assets acquired.
On July 26, 2015, the Company entered into an agreement and plan of merger with Magnetek, Inc. (“Magnetek”), a designer and manufacturer of digital power and motion control solutions for material handling, elevators, and mining applications. The planned transaction is expected to combine Magnetek's technology with the Company's broad line of lifting and positioning mechanical products to create a more comprehensive solution for customers. Pursuant to the merger, the Company has agreed to commence a tender offer to acquire all of the outstanding shares of common stock of Magnetek at a purchase price of $50.00 per share in cash for a total value of approximately $188,900,000. The obligation for the Company to purchase the shares of common stock of Magnetek is subject to the satisfaction of a number of conditions, as set forth in the merger agreement. After completion of the tender offer, the Company expects to complete the acquisition of the remaining shares of common stock of Magnetek pursuant to a merger of the Company’s wholly owned subsidiary with Magnetek, with Magnetek surviving as a wholly owned subsidiary of the Company.
In connection with the Magnetek transaction, on July 26, 2015 the Company, JPMorgan Chase Bank, N.A. (“JP Morgan Chase Bank”) and J.P. Morgan Securities LLC entered into a commitment letter in which JPMorgan Chase Bank committed to extend $75,000,000 of incremental revolving commitments to the Company’s existing credit agreement dated as of January 23, 2015.  JPMorgan Chase Bank’s commitments will be used to finance a portion of the Magnetek acquisition, and to pay related fees, expenses, and transaction costs. The remaining balance of the purchase price will be funded primarily through the Company's existing credit lines. The incremental revolving commitments will be on terms and conditions consistent with the Company’s existing revolving credit facility under the Credit Agreement.

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$19,646	$19,646	$—	$—
Derivative Assets (Liabilities):		—		—
Foreign exchange contracts	(194)		(194)
Interest rate swap	(404)		(404)
Contingent purchase consideration - See Note 2	(13)			(13)

Disclosed at fair value:
Term loan	$(121,346)	$—	$(121,346)	$—
Senior debt	(2,165)	—	(2,165)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$19,867	$19,867	$—	$—
Derivative assets (liabilities):
Foreign exchange contracts	82	—	82	—
Interest rate swap	(955)	—	(955)	—
Contingent purchase consideration	(982)	—	—	(982)

Disclosed at fair value:
Term loan	$(124,442)	$—	$(124,442)	$—
Senior debt	(2,270)	—	(2,270)	—

At June 30, 2015, the term loan and senior debt have been recorded at carrying value which approximates fair value.

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

Assets and liabilities that were measured on a non-recurring basis during the year ended March 31, 2015 include assets and liabilities acquired in connection with the acquisition STB described in Note 2. The long term debt of STB was measured at fair value and subsequently repaid prior to March 31, 2015. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. For STB, significant valuation inputs included an attrition rate of 10.0% for customer relationships and a royalty rate of 1.0% for trademark and trade names.

Additional assets and liabilities that were measured on a non-recurring basis during fiscal 2015 include the net assets of the Company’s Rest of Products. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

During fiscal 2015, Step 1 of the goodwill impairment test consisted of determining a fair value of the Company’s Rest of Products reporting unit. The fair value for the Company’s Rest of Products reporting unit cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of its Rest of Products reporting unit, using Level 3 inputs. To estimate the fair value of the Rest of Products reporting unit, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first five years of the projections was approximately 3.8%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the reporting units was determined to be 10.1% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.

4.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
At cost - FIFO basis:
Raw materials	$66,340	$62,513
Work-in-process	18,974	16,893
Finished goods	43,236	41,807
Total at cost FIFO basis	128,550	121,213
LIFO cost less than FIFO cost	(17,658)	(18,026)
Net inventories	$110,892	$103,187

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three months ended June 30, 2015 or June 30, 2014.

The following is a summary of available-for-sale securities at June 30, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$19,454	$360	$168	$19,646

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2015 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$5,508	$67
Securities in a continuous loss position for more than 12 months	4,089	101
	$9,597	$168

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at June 30, 2015 were temporary in nature.

Net realized gains related to sales of marketable securities were $6,000 and $25,000, in the three month periods ended June 30, 2015 and June 30, 2014, respectively.

The following is a summary of available-for-sale securities at March 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$19,402	$525	$60	$19,867

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of June 30, 2015 and March 31, 2015.   Only two of the four reporting units carried goodwill at June 30, 2015 and March 31, 2015.

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

The Company performed its qualitative assessment as of February 28, 2015 for the Duff Norton reporting unit and determined that it was not more likely than not that the fair value of this reporting unit was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for the Duff Norton reporting unit.

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

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the three months ended June 30, 2015 is as follows (in thousands):

Balance at April 1, 2015	$121,461
STB purchase accounting adjustment - See Note 2	(1,669)
Currency translation	1,254
Balance at June 30, 2015	$121,046

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$4,830	$(1,785)	$3,045	$4,656	$(1,657)	$2,999
Indefinite lived trademark	2,380	—	2,380	2,338	—	$2,338
Customer relationships	17,256	(8,119)	9,137	15,653	(7,442)	8,211
Acquired technology	4,960	(268)	4,692	4,960	(218)	$4,742
Other	1,363	(500)	863	1,251	(437)	814
Total	$30,789	$(10,672)	$20,117	$28,858	$(9,754)	$19,104

Based on the current amount of identifiable intangible assets, the estimated amortization expense for each of the fiscal years 2016 through 2020 is expected to be approximately $2,400,000.

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

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $16,120,000 and all contracts mature within 12 months of June 30, 2015. From its June 30, 2015 balance of AOCL, the Company expects to reclassify approximately $165,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

On February 19, 2015, the Company entered into the Term Loan, which has a variable interest rate. The Company's desired capital structure, is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. As such, the Company entered into an interest rate swap agreement that is designated as a cash flow hedge to hedge changes in interest expense due to changes in the interest rate of the senior secured term loan. The amortizing interest rate swap matures on February 19, 2020 and has a notional amount of $84,094,000 as of June 30, 2015. The effective portion of the change in fair value of the interest rate swap is reported in AOCL and will be reclassified to interest expense over the life of the underlying debt obligation. The ineffective portion was not material and was recognized in the current period interest expense. From its June 30, 2015 balance of AOCL, the Company expects to reclassify approximately $598,000 out of AOCL during the next 12 months.

The Company is exposed to credit losses in the event of non-performance by the counterparty on its financial instruments. The counterparty has an investment grade credit rating. The Company anticipates that this counterparty will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with one counterparty as of June 30, 2015.

The Company's agreements with its foreign exchange contract counterparty contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2015, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2015 fair values reflected in the table below. During the three months ended June 30, 2015, the Company was not in default of any of its derivative obligations.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
June 30, 2015	Foreign exchange contracts	$(185)	Cost of products sold	$33
June 30, 2015	Interest rate swap	336	Interest Expense	—

June 30, 2014	Foreign exchange contracts	3	Cost of products sold	(113)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
June 30, 2015	Foreign currency exchange gain	$(37)
June 30, 2014	Foreign currency exchange gain	(42)

As of June 30, 2015, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of June 30, 2015 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	March 31, 2015
Foreign exchange contracts	Prepaid expenses and other	$—	$58
Foreign exchange contracts	Accrued Liabilities	(215)	(34)
Interest rate swap	Other Assets	561	71
Interest rate swap	Accrued Liabilities	(965)	(1,026)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	March 31, 2015
Foreign exchange contracts	Prepaid expenses and other	$21	$61
Foreign exchange contracts	Accrued Liabilities	—	(3)

8.    Debt

Through January 23, 2015, the Company had access to borrow funds under a revolving credit facility ("Replaced Revolving Credit Facility"). The Replaced Revolving Credit Facility provided availability up to a maximum of $100,000,000 and had an initial term ending October 31, 2017.

Provided there was no default, the Company can request an increase in the availability of the Replaced Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval.

Commitment fees were payable against the unused portion of the Replaced Revolving Credit Facility based on the applicable rate. Interest on an outstanding borrowing drawn against the revolver was payable at varying rates depending on the type of outstanding borrowing and its associated interest rate plus its associated applicable rate. The two potential interest rates used were either a Base Rate (equivalent to a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”, or (c) LIBOR plus 100 basis points) or a Eurocurrency Rate (equivalent to LIBOR plus a Mandatory Cost).

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

Through February 19, 2015, the Company had outstanding $150,000,000 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

Provisions of the 7 7/8% Notes included, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after February 1, 2015, the 7 7/8% Notes were redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 101.969% and 100% on February 1, 2016 and February 1, 2017, respectively and were due February 1, 2019. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 7 7/8% Notes could require the Company to repurchase all or a portion of such holder’s 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 7 7/8% Notes were guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

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

The outstanding balance of the Term Loan was $121,346,000 as of June 30, 2015. The company made $3,125,000 of scheduled principal payments during the quarter.

The unused portion of the New Revolving Credit Facility totaled $144,095,000 net of outstanding borrowings of $0 and outstanding letters of credit of $5,905,000 as of June 30, 2015. The outstanding letters of credit at June 30, 2015 consisted of $1,600,000 in commercial letters of credit and $4,305,000 of standby letters of credit.

The gross balances of deferred financing costs were $1,825,000 as of June 30, 2015 and March 31, 2015. The accumulated amortization balances were $152,000 and $61,000 as of June 30, 2015 and March 31, 2015 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $2,165,000 and $2,270,000 as of June 30, 2015 and March 31, 2015 respectively, are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2015, unsecured credit lines totaled approximately $4,677,000, of which $0 was drawn. In addition, unsecured lines of $9,075,000 were available for bank guarantees issued in the normal course of business of which $4,664,000 was utilized.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2015 for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended
	June 30, 2015	June 30, 2014
Service costs	$517	$560
Interest cost	2,459	2,529
Expected return on plan assets	(3,679)	(3,549)
Net amortization	909	1,069
Net periodic pension cost	$206	$609

The Company currently plans to contribute approximately $5,908,000 to its pension plans in fiscal 2016.

Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended
	June 30, 2015	June 30, 2014
Interest cost	$51	$54
Amortization of plan net losses	33	19
Net periodic postretirement cost	$84	$73

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2015.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014
Numerator for basic and diluted earnings per share:
Net income	$6,911	$6,733

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	20,022	19,850
Effect of dilutive employee stock options and other share-based awards	207	245
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,229	20,095

Stock options and performance shares with respect to 274,000 and 15,000 common shares for the three month periods ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share for June 30, 2015 and 2014 because they were antidilutive. For the three months ended June 30, 2015 an additional 77,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

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

During the first three months of fiscal 2015, a total of 60,073 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. There were no such shares issued during the first three months of fiscal 2016. During the fiscal year ended March 31, 2015, 91,000 shares of restricted stock units vested and were issued.

On July 27, 2015 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on August 24, 2015 to shareholders of record on August 14, 2015. The dividend payment is expected to be approximately $800,000.

During fiscal 2015, the final quarterly loan payment was made by the Employee Stock Ownership Plan (ESOP) to the Company.  There are no shares of collateralized common stock related to the ESOP loan outstanding at June 30, 2015.

Refer to the Company’s consolidated financial statements included in its Form 10-K for the year ended March 31, 2015 for further information on its earnings per share and stock plans.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $6,700,000 and $11,200,000 using actuarial parameters of continued claims for a period of 37 years from June 30, 2015.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $7,923,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2015. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,186,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2015. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 34% and 33% in the quarters ended June 30, 2015 and June 30, 2014, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 32% to 36% for fiscal 2016.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended June 30, 2015 are as follows (in thousands):

	Three months ended June 30, 2015
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$859	$(68,139)	$(24,635)	$(533)	$(92,448)
Other comprehensive income (loss) before reclassification	(181)	(785)	4,674	151	3,859
Amounts reclassified from other comprehensive loss	4	612	—	(33)	583
Net current period other comprehensive income (loss)	(177)	(173)	4,674	118	4,442
Ending balance	$682	$(68,312)	$(19,961)	$(415)	$(88,006)

Details of amounts reclassified out of AOCL for the three-month period ended June 30, 2015 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$6	Investment income
	6	Total before tax
	2	Tax expense
	$4	Net of tax

Net amortization of prior service cost
	$942	(1)
	942	Total before tax
	330	Tax expense
	$612	Net of tax

Change in derivatives qualifying as hedges
	$(51)	Cost of products sold
	(51)	Total before tax
	18	Tax benefit
	$(33)	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

14.    Effects of New Accounting Pronouncements

In June 2015, the FASB issued ASU No. 2015-10, "Technical Corrections and Updates." The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-08, "Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115." The amendments in the ASU amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115, or SAB 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08 as the amendments in the update are effective upon issuance. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The ASU provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient. ASU No. 2015-07 is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides guidance to entities about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance does not change GAAP for an entity's accounting for service contracts. The ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, "Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The ASU provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect of those contributions of significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date of the new revenue standard by one year but allow application of the standard by companies on its original effective date of December 15, 2016. This ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

Additionally, our revenue base is geographically diverse with approximately 40% derived from customers outside the U.S. for the year ended March 31, 2015. We believe this will help balance the impact of changes that will occur in local economies as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved. However, over the past year, the Eurozone statistics have been relatively flat as the outlook for the Eurozone appears to be for low growth in the coming year. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Results of Operations

Three Months Ended June 30, 2015 and June 30, 2014

Net sales in the fiscal 2016 quarter ended June 30, 2015 were $136,236,000, down $6,696,000 or 4.7% from the fiscal 2015 quarter ended June 30, 2014 net sales of $142,932,000. Net sales were positively impacted $3,670,000 by the STB acquisition and $1,388,000 by price increases offset by $2,838,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $8,916,000 for the three months ended June 30, 2015.

Gross profit in the fiscal 2016 quarter ended June 30, 2015 was $43,584,000, a decrease of $1,981,000 or 4.3% from the fiscal 2015 quarter ended June 30, 2014 gross profit of $45,565,000. Gross profit margin slightly increased to 32.0% in the fiscal 2016 quarter from 31.9% in the fiscal 2015 quarter. The decrease in gross profit was due to $946,000 in decreased volume and $211,000 in costs associated with the consolidation of two European facilities, offset by $1,388,000 in price increases, $168,000 in reduced material costs, $188,000 in decreased product liability costs, and $327,000 in increased productivity net other other manufacturing costs. The translation of foreign currencies had a $2,895,000 unfavorable impact on gross profit in the three months ended June 30, 2015.

Selling expenses were $16,598,000 and $17,891,000 in the fiscal 2016 and 2015 first quarters ended June 30, 2015 and 2014, respectively. As a percentage of consolidated net sales, selling expenses remained relatively consistent at 12.2% and 12.5% in the fiscal 2016 and 2015 three months ended June 30, 2015 and 2014. Foreign currency translation had the most significant impact resulting in a $1,654,000 favorable impact on selling expenses.

General and administrative expenses were $15,102,000 and $14,079,000 in the fiscal 2016 and 2015 first quarters ended June 30, 2015 and 2014, respectively. As a percentage of consolidated net sales, general and administrative expenses were 11.1% and 9.9% in the fiscal 2016 and 2015 three months ended June 30, 2015 and 2014. Fiscal 2016 increases were primarily the result of the acquisition of STB which added $263,000, lower information technology salaries capitalized as part of the global ERP systems project, as well as general inflationary increases. Foreign currency translation had a $722,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $593,000 and $589,000 in the fiscal 2016 and 2015 first quarters ended June 30, 2015 and 2014, respectively. There were no significant changes in amortization of intangibles as increases related to the amortization of intangible assets acquired with the STB purchase were offset by the impact of foreign currency translation.

Interest and debt expense was $1,156,000 in the quarter ended June 30, 2015 compared to $3,369,000 in the quarter ended June 30, 2014. The decrease in interest and debt expense relates to the redemption of the 7 7/8% Notes in fiscal 2015 with the lower interest bearing Term Loan.

Investment income of $128,000 and $202,000 in the fiscal 2016 and 2015 first quarters ended June 30, 2015 and 2014, respectively related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 34% and 33% for the first quarters ended June 30, 2015 and 2014, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 32% to 36% for fiscal 2016.

Liquidity and Capital Resources

Cash and cash equivalents totaled $58,064,000 at June 30, 2015, a decrease of $4,992,000 from the March 31, 2015 balance of $63,056,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $3,202,000 for the three months ended June 30, 2015 compared with net cash provided by operating activities of $6,471,000 for the three months ended June 30, 2014. In addition to net income and adjustments to net income, net cash provided by operating activities for the three months ended June 30, 2015 consisted of net collections on trade accounts receivable of $9,621,000. This increase in cash was offset by an increase in inventories of $6,027,000 and a decrease in trade accounts payable and non-current liabilities of $5,575,000 and $10,212,000, respectively. The reduction in non-current liabilities was primarily due to contributions made to our pension plans.

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

Cash flow provided by investing activities

Net cash used for investing activities was $4,029,000 for the three months ended June 30, 2015 compared with net cash used for investing activities of $4,964,000 for the three months ended June 30, 2014. The most significant net cash used for investing activities for the three months ended June 30, 2015 is capital expenditures for the three months ended June 30, 2015 of $4,079,000.

The net cash used for investing activities for the three months ended June 30, 2014 consisted of $4,616,000 in capital expenditures (of which $1,990,000 relates to the expansion of our China operations and $919,000 relates to the implementation of our global ERP system) and $348,000 in net cash used for the purchase of marketable equity securities.

Cash flow provided by financing activities

Net cash used for financing activities was $4,883,000 for the three months ended June 30, 2015 compared with net cash provided by financing activities of $27,000 for the three months ended June 30, 2014. The most significant use of cash is $3,236,000 for the repayment of debt, of which $3,125,000 is a scheduled principal payment on our Term Loan. The remaining net cash used for financing activities for the three months ended June 30, 2015 primarily relates to dividends paid of $800,000 and $847,000 in net outflows from stock related transactions.

Net cash provided by financing activities for the three months ended June 30, 2014 primarily relates to cash proceeds from the exercise of stock options of $1,051,000 offset by dividends paid of $793,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of June 30, 2015, $43,380,000 of cash and cash equivalents were held by foreign subsidiaries.

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

The outstanding balance of the Term Loan was $121,346,000 as of June 30, 2015. The Company made $3,125,000 of scheduled principal payments during the quarter ended June 30, 2015.

The unused portion of the Current Revolving Credit Facility totaled $144,095,000, net of outstanding borrowings of $0, and outstanding letters of credit of $5,905,000, as of June 30, 2015. The outstanding letters of credit at June 30, 2015 consisted of $1,600,000 in commercial letters of credit and $4,305,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $202,159,000 at June 30, 2015.

The gross balances of deferred financing costs were $1,825,000 as of June 30, 2015 and March 31, 2015. The accumulated amortization balances were $152,000 and $61,000 as of June 30, 2015 and March 31, 2015 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $2,165,000 and $2,270,000 as of June 30, 2015 and March 31, 2015, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2015, unsecured credit lines totaled approximately $4,677,000, of which $0 was drawn. In addition, unsecured lines of $9,075,000 were available for bank guarantees issued in the normal course of business, of which $4,664,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2015 and June 30, 2014 were $4,079,000 and $4,616,000, respectively. We expect capital spending for fiscal 2016 to be approximately $18,000,000 to $22,000,000, excluding acquisitions and strategic alliances.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,603,000 and $111,443,000, respectively, at June 30, 2015.  Goodwill associated with the acquisition of STB has preliminarily been determined to be $7,818,000 and is included in the Rest of Products reporting unit.

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

Effects of New Accounting Pronouncements

In June 2015, the FASB issued ASU No. 2015-10, "Technical Corrections and Updates." The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-08, "Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115." The amendments in the ASU amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115, or SAB 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We have adopted the amendments in ASU 2015-08 as the amendments in the update are effective upon issuance. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The ASU provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient. ASU No. 2015-07 is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides guidance to entities about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance does not change GAAP for an entity's accounting for service contracts. The ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, "Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The ASU provides the use of a practical expedient that permits the entity to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect of those contributions of significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date of the new revenue standard by one year but allow application of the standard by companies on its original effective date of December 15, 2016. This ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2015.
Item 4.    Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. As of June 30, 2015, the Company continues to utilize the 1992 Framework.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets June 30, 2015 and March 31, 2015;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended June 30, 2015 and 2014;

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2015 and 2014; and

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 31, 2015	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)