Form 10-Q
period 2015-12-31
COLUMBUS MCKINNON CORP
filed 2016-01-28
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2015
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

The number of shares of common stock outstanding as of January 25, 2016 was: 20,107,271 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2015

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$51,881	$63,056
Trade accounts receivable	81,690	80,531
Inventories	118,897	103,187
Prepaid expenses and other	24,241	27,255
Total current assets	276,709	274,029
Property, plant, and equipment, net	100,255	91,127
Goodwill	181,991	121,461
Other intangibles, net	123,271	19,104
Marketable securities	18,123	19,867
Deferred taxes on income	58,409	28,695
Other assets	12,212	12,041
Total assets	$770,970	$566,324

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$29,762	$33,406
Accrued liabilities	58,682	50,263
Current portion of long term debt	45,759	13,292
Total current liabilities	134,203	96,961
Senior debt, less current portion	1,033	1,478
Term loan and revolving credit facility	234,279	111,942
Other non current liabilities	119,956	87,224
Total liabilities	489,471	297,605
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 20,107,271 and 19,989,548 shares issued and outstanding	201	200
Additional paid in capital	205,876	203,156
Retained earnings	169,893	157,811
Accumulated other comprehensive loss	(94,471)	(92,448)
Total shareholders' equity	281,499	268,719
Total liabilities and shareholders' equity	$770,970	$566,324

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands, except per share data)
Net sales	$159,738	$140,791	$442,015	$430,714
Cost of products sold	111,397	97,382	303,145	294,584
Gross profit	48,341	43,409	138,870	136,130

Selling expenses	19,295	17,398	53,292	52,434
General and administrative expenses	16,399	12,845	53,541	40,224
Amortization of intangibles	1,689	551	3,276	1,716
	37,383	30,794	110,109	94,374

Income from operations	10,958	12,615	28,761	41,756
Interest and debt expense	2,425	3,344	5,213	9,977
Investment (income) loss	(164)	(1,016)	(668)	(1,683)
Foreign currency exchange loss (gain)	476	247	1,750	36
Other expense (income), net	(189)	(181)	(302)	(289)
Income before income tax expense	8,410	10,221	22,768	33,715
Income tax expense	1,183	2,360	9,078	8,522
Net income	7,227	7,861	13,690	25,193
Dividends declared	(804)	(802)	(1,608)	(1,600)
Retained earnings - beginning of period	163,470	150,354	157,811	133,820
Retained earnings - end of period	$169,893	$157,413	$169,893	$157,413

Average basic shares outstanding	20,104	19,974	20,071	19,925
Average diluted shares outstanding	20,295	20,232	20,299	20,185

Basic income per share:
Net income	$0.36	$0.39	$0.68	$1.26

Diluted income per share:
Net income	$0.36	$0.39	$0.67	$1.25

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Net income	$7,227	$7,861	$13,690	$25,193
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,667)	(5,627)	(2,257)	(13,645)
Change in derivatives qualifying as hedges, net of taxes of $(432), $(18), $(296), and $(133)	802	53	550	257
Change in pension liability and postretirement obligation, net of taxes of $(83), $(74), $0, and $(216)	153	138	—	402
Adjustments for unrealized (gain) loss on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(78), $(55), $253, and $(208)	145	103	(469)	386
Reclassification adjustment for gain (loss) included in net income, net of taxes of $(1), $298, $(83), and $413	2	(553)	153	(768)
Net change in unrealized (gain) loss on investments	147	(450)	(316)	(382)
Total other comprehensive income (loss)	(3,565)	(5,886)	(2,023)	(13,368)
Comprehensive income	$3,662	$1,975	$11,667	$11,825

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2015	December 31, 2014
	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,690	$25,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,872	10,605
Deferred income taxes and related valuation allowance	290	(1,273)
Net gain on sale of real estate, investments, and other	(379)	(1,233)
Stock-based compensation	3,368	2,991
Amortization of deferred financing costs and discount on debt	428	652
Property casualty loss	—	250
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	13,451	21,633
Inventories	(790)	(8,470)
Prepaid expenses	2,100	(1,012)
Other assets	3,249	(531)
Trade accounts payable	(9,713)	(9,056)
Accrued liabilities	2,856	756
Non-current liabilities	(9,520)	(10,655)
Net cash provided by (used for) operating activities	32,902	29,850

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	5,732	2,585
Purchases of marketable securities	(4,239)	(673)
Capital expenditures	(15,518)	(11,343)
Purchase of business, net of cash acquired	(182,467)	(19,931)
Other	—	16
Net cash provided by (used for) investing activities	(196,492)	(29,346)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	242	1,362
Net borrowings under lines-of-credit	164,057	—
Repayment of debt	(9,854)	(1,099)
Restricted cash related to purchase of business	—	(5,819)
Change in ESOP guarantee and other	(890)	(800)
Dividends paid	(2,408)	(2,392)
Net cash provided by (used for) financing activities	151,147	(8,748)
Effect of exchange rate changes on cash	1,268	(1,577)
Net change in cash and cash equivalents	(11,175)	(9,821)
Cash and cash equivalents at beginning of period	63,056	112,309
Cash and cash equivalents at end of period	$51,881	$102,488

Supplementary cash flow data:
Interest paid	$4,859	$6,578
Income taxes paid (refunded), net	$3,315	$9,096
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2015

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2015, the results of its operations for the three and nine month periods ended December 31, 2015 and December 31, 2014, and cash flows for the nine months ended December 31, 2015 and December 31, 2014, have been included. Results for the period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2015.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure material. Key products include hoists, rigging tools, cranes, and actuators. On September 2, 2015, the Company acquired 100% of the shares of Magnetek, Inc. (“Magnetek”), which is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine month periods ended December 31, 2015, approximately 64% and 62% of sales were to customers in the United States, respectively.

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

The acquisition of STB was funded with existing cash. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $7,818,000 has been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $2,957,000, trademark and trade names of $1,301,000, non-compete agreements of $221,000, backlog of $74,000, and patents of $82,000. During the nine month period ending December 31, 2015, the Company increased the value of its customer relationships by $1,227,000 and decreased the liability for contingent consideration by $810,000 due to modifications made during the measurement period. Both of these adjustments have reduced goodwill at December 31, 2015 by $1,669,000 and increased long term deferred tax liabilities by $368,000 as of the opening balance sheet date.

The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 9 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The terms of the acquisition require the Company to pay additional consideration to the seller if certain performance measures are met by STB. The potential additional consideration ranges from $0 to $3,681,000. The Company had preliminarily estimated the fair value of the liability related to this contingent consideration to be $982,000 at March 31, 2015. The Company then adjusted this estimate to $172,000 during the first quarter of fiscal 2016. This liability is included in the Company's consolidated balance sheet within other non-current liabilities. The value has been estimated by simulating the future performance of STB in a Geometric Brownian Motion model. Key assumptions used in this model include a volatility factor of 45% and a credit risk adjusted discount rate of 3%. External acquisition related costs totaling $150,000 were expensed in fiscal 2015.

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$9,444
Property, plant and equipment	13,616
Intangible assets	4,561
Other long term assets	67
Debt	(6,487)
Other liabilities	(3,596)
Goodwill	7,818
Total	$25,423

Also, during the first quarter of fiscal 2016 the Company revalued the contingent consideration based on updated performance forecasts. Based on this revaluation, the liability related to the contingent consideration has been reduced to $13,000 with the resulting gain recorded in cost of products sold on the Company's Condensed Consolidated Statements of Operations and Retained Earnings for the nine months ended December 31, 2015.

In connection with the acquisition of STB, the Company withheld $5,431,000 to be paid to the seller upon satisfaction of certain conditions, of which $822,000 related to a working capital adjustment which was repaid during fiscal 2016. Of the amount withheld, $4,609,000 and $822,000 is expected to be paid to the seller within one year of the periods ending December 31, 2015 and March 31, 2015, respectively. At March 31, 2015, $4,609,000 was expected to be paid to the seller in a time period exceeding one year. The Company has recorded current assets on its condensed consolidated balance sheets of $4,609,000 and $822,000 within prepaid expenses and other assets at December 31, 2015 and March 31, 2015, respectively. Long term restricted cash of $4,609,000 is recorded in other assets at March 31, 2015. Further, the Company has recorded a short term liability to the seller of $4,609,000 and $822,000 within accrued liabilities at December 31, 2015 and March 31, 2015, respectively. A long term liability to the seller of $4,609,000 is recorded within other non current liabilities at March 31, 2015.
On September 2, 2015, the Company completed its acquisition of Magnetek, a designer and manufacturer of digital power and motion control solutions for material handling, elevators, and mining applications with annual sales of approximately $112,000,000. The transaction combines Magnetek's technology with the Company's broad line of lifting and positioning mechanical products to create a more comprehensive solution for customers. In connection with the acquisition, the Company completed a tender offer to acquire all of the outstanding shares of common stock of Magnetek at a purchase price of $50.00 per share in cash for a total acquisition value of $182,467,000, net of cash acquired. The results of Magnetek included in the Company’s consolidated financial statements from the date of acquisition are net sales and income from operations of $29,452,000 and $3,847,000, respectively for the three months ended December 31, 2015 and $39,628,000 and $3,255,000 for the nine months then ended. Magnetek's income from operations for the nine months ended December 31, 2015 includes acquisition related severance costs of $2,300,000. These costs have been included in general and administrative expenses. Acquisition expenses incurred by the Company total $5,746,000 through December 31, 2015 and have been recorded in general and administrative expenses.
In preparation for the Magnetek acquisition, on July 26, 2015 the Company, JPMorgan Chase Bank, N.A. (“JP Morgan Chase Bank”) and J.P. Morgan Securities LLC entered into a commitment letter in which JPMorgan Chase Bank committed to extend $75,000,000 of incremental revolving commitments to the Company’s existing credit agreement dated as of January 23, 2015.  The incremental revolving commitment are on terms and conditions consistent with the Company’s existing revolving credit facility under the Credit Agreement.  The Company drew upon its revolving credit facilities to fund the purchase price and fees associated with the acquisition of Magnetek. Revolver borrowings totaled $195,000,000 of which $30,000,000 had been repaid by end of the quarter ending December 31, 2015.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $61,921,000 has preliminarily been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $41,000,000, engineered drawings of $28,488,000, trademark and trade names of $26,600,000, patents and technology of $9,750,000, and in-process research and development of $160,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 18 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. During the three months ended December 31, 2015, the Company recorded certain adjustments to its preliminary allocation of assets acquired and liabilities assumed. These changes primarily consisted of a decrease in customer relationships of $10,700,000, a decrease to patents and technology of $310,000, and a decrease to property plant and equipment of $1,029,000 and the related deferred tax impacts. These changes resulted in an overall increase of $7,139,000 to goodwill. The impact of recording these changes has been reflected in the condensed consolidated statement of operations and retained earnings for the three and nine months ended December 31, 2015 and are not considered material. The allocation of the purchase price to the assets acquired and liabilities assumed of Magnetek is not complete as of December 31, 2015 as the Company is continuing to gather information regarding Magnetek's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$8,205
Working capital	19,660
Property, plant and equipment	5,660
Intangible assets	105,998
Other long term assets	3,921
Other long term liabilities	(44,052)
Deferred taxes, net	29,359
Goodwill	61,921
Total	$190,672

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

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net sales	$160,185	$170,106	$486,849	$510,642
Net income	$7,911	$9,397	$16,514	$25,450
Net income per share - Basic	$0.39	$0.47	$0.82	$1.28
Net income per share - Diluted	$0.39	$0.46	$0.81	$1.26

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$18,123	$18,123	$—	$—
Annuity contract	3,187	—	3,187	—
Derivative Assets (Liabilities):
Foreign exchange contracts	529	—	529	—
Interest rate swaps	(350)	—	(350)	—
Contingent purchase consideration - See Note 2	(13)	—	—	(13)

Disclosed at fair value:
Term loan and revolving credit facility	$(279,279)	$—	$(279,279)	$—
Senior debt	(1,792)	—	(1,792)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$19,867	$19,867	$—	$—
Derivative assets (liabilities):
Foreign exchange contracts	82	—	82	—
Interest rate swap	(955)	—	(955)	—
Contingent purchase consideration	(982)	—	—	(982)

Disclosed at fair value:
Term loan	$(124,442)	$—	$(124,442)	$—
Senior debt	(2,270)	—	(2,270)	—

At December 31, 2015, the term loan, revolver borrowings, and senior debt have been recorded at carrying value which approximates fair value.

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

Assets and liabilities that were measured on a non-recurring basis during the period ended December 31, 2015 include assets and liabilities acquired in connection with the acquisition Magnetek described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the excess earnings approach, cost approach, relief from royalty approach, and other income approaches. For Magnetek, significant valuation inputs included an attrition rate of 5.0% for customer relationships, a royalty rate of 2.5% for trademark and trade names, a royalty rate ranging from 3.5% to 5.0% for patented technology, engineering costs of $70.00 per hour and obsolescence factors ranging from 0% to 80% for engineered drawings, and a weighted average cost of capital of 11.6%.

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

4.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
At cost - FIFO basis:
Raw materials	$75,999	$62,513
Work-in-process	18,588	16,893
Finished goods	42,327	41,807
Total at cost FIFO basis	136,914	121,213
LIFO cost less than FIFO cost	(18,017)	(18,026)
Net inventories	$118,897	$103,187

The acquisition of Magnetek contributed $15,631,000 to the increase in inventory since March 31, 2015.

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three and nine months ended December 31, 2015 or December 31, 2014.

During the three and nine months ended December 31, 2014, investments that were previously written down were sold at a gain of $58,000. There were no such gains or losses recorded for the three and nine months ended December 30, 2015.

The following is a summary of available-for-sale securities at December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$18,144	$165	$186	$18,123

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2015 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$4,408	$147
Securities in a continuous loss position for more than 12 months	4,201	39
	$8,609	$186

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at December 31, 2015 were temporary in nature.

Net realized gains related to sales of marketable securities were $3,000 and $852,000, in the three month periods ended December 31, 2015 and December 31, 2014, respectively and $236,000 and $1,181,000 for the nine month periods ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$19,402	$525	$60	$19,867

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of December 31, 2015 and March 31, 2015.   Only two of the four reporting units carried goodwill at December 31, 2015 and March 31, 2015. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,575,000 and $9,563,000 at December 31, 2015 and March 31, 2015, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings design, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $172,416,000 and $111,898,000 at December 31, 2015 and March 31, 2015, respectively. Both STB and Magnetek have been determined to be a part of the Rest of Products reporting unit.

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

The Company performed a qualitative assessment as of February 28, 2015 for the Duff Norton reporting unit and determined that it was not more likely than not that the fair value of this reporting unit was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for the Duff Norton reporting unit.

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

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the three months ended December 31, 2015 is as follows (in thousands):

Balance at April 1, 2015	$121,461
STB purchase accounting adjustment - See Note 2	(1,669)
Acquisition of Magnetek - See Note 2	61,921
Currency translation	278
Balance at December 31, 2015	$181,991

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of December 31, 2015 and March 31, 2015, respectively. There were no goodwill impairment losses recorded in the three and nine month periods ended December 31, 2015 and 2014.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,240	$(2,263)	$2,977	$4,656	$(1,657)	$2,999
Indefinite lived trademark	28,951	—	28,951	2,338	—	$2,338
Customer relationships	57,830	(9,352)	48,478	15,653	(7,442)	8,211
Acquired technology	43,198	(1,199)	41,999	4,960	(218)	$4,742
Other	1,476	(610)	866	1,251	(437)	814
Total	$136,695	$(13,424)	$123,271	$28,858	$(9,754)	$19,104

A description of the intangible assets acquired in the Magnetek acquisition during fiscal year 2016 can be found in Note 2.

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 18 years for trademarks, 17 years for customer relationships, 18 years for acquired technology, 11 years for other, and 18 years in total. Trademarks with a book value of $28,951,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $1,689,000 and $551,000 for the three month periods ended December 31, 2015 and 2014, respectively. Total amortization expense was $3,276,000 and $1,716,000 for the nine month periods ended December 31, 2015 and 2014, respectively. Based on the current amount of identifiable intangible assets, the estimated amortization expense is approximately $5,000,000 for fiscal year 2016 and approximately $7,000,000 for each of the fiscal years 2017 through 2020.

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

The Company has foreign currency forward agreements in place to offset changes in the value of intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $2,021,000 and all of the contracts mature by April 30, 2016. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $15,125,000 and all contracts mature within 12 months of December 31, 2015. From its December 31, 2015 balance of AOCL, the Company expects to reclassify approximately $234,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

On February 19, 2015, the Company entered into the Term Loan, which has a variable interest rate. The Company's desired capital structure is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. As such, the Company entered into two interest rate swap agreements that are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the senior secured term loan. The amortizing interest rate swaps mature on February 19, 2020 and have a total notional amount of $171,000,000 as of December 31, 2015. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the underlying debt obligation. The ineffective portion was not material and was recognized in the current period interest expense. From its December 31, 2015 balance of AOCL, the Company expects to reclassify approximately $633,000 out of AOCL during the next 12 months.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with two counterparties as of December 31, 2015.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2015, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2015 fair values reflected in the table below. During the nine months ended December 31, 2015, the Company was not in default of any of its derivative obligations.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended December 31, 2015 and 2014 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
December 31, 2015	Foreign exchange contracts	$144	Cost of products sold	$(4)
December 31, 2015	Interest rate swaps	373	Interest Expense	(281)

December 31, 2014	Foreign exchange contracts	(18)	Cost of products sold	(71)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2015	Foreign currency exchange gain/loss	$31
December 31, 2014	Foreign currency exchange gain/loss	7

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the nine months ended December 31, 2015 and 2014 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
December 31, 2015	Foreign exchange contracts	$215	Cost of products sold	$33
December 31, 2015	Interest rate swaps	(514)	Interest Expense	(882)

December 31, 2014	Foreign exchange contracts	53	Cost of products sold	(204)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2015	Foreign currency exchange gain/loss	$76
December 31, 2014	Foreign currency exchange gain/loss	95

As of December 31, 2015, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2015 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2015	March 31, 2015
Foreign exchange contracts	Prepaid expenses and other	$545	$58
Foreign exchange contracts	Accrued Liabilities	(150)	(34)
Interest rate swap	Other Assets	671	71
Interest rate swap	Accrued Liabilities	(1,021)	(1,026)
Interest rate swap	Other non current liabilities	—	—

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2015	March 31, 2015
Foreign exchange contracts	Prepaid expenses and other	$134	$61
Foreign exchange contracts	Accrued Liabilities	—	(3)

8.    Debt

Through January 23, 2015, the Company had access to borrow funds under a revolving credit facility ("Replaced Revolving Credit Facility"). The Replaced Revolving Credit Facility provided availability up to a maximum of $100,000,000 and had an initial term ending October 31, 2017.

Provided there was no default, the Company could have requested an increase in the availability of the Replaced Revolving Credit Facility by an amount not exceeding $75,000,000, subject to lender approval.

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

On January 23, 2015, the Company, Columbus McKinnon Dutch Holdings 3 B.V. (“BV 3”), and Columbus McKinnon EMEA GmbH (“EMEA GMBH”) as borrowers (collectively referred to as the "Borrowers"), entered into a new credit agreement (the "New Credit Agreement"). The Borrowers entered into a $150,000,000 New Revolving Credit Facility and established a new $125,000,000 delayed draw senior secured Term Loan. The Company’s Replaced Revolving Credit Facility was terminated in connection with this transaction. Both the New Revolving Credit Facility and the Term Loan have five-year terms maturing in 2020. The New Revolving Credit Facility has an initial term ending January 23, 2020 and the Term Loan has a term ending February 19, 2020.

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

Additionally on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $30,000,000 of the amount borrowed by December 31, 2015. The Company expects to repay an additional $32,500,000 of the amounts borrowed under the New Revolving Credit Facility over the next 12 months. $32,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The outstanding balance of the Term Loan was $115,625,000 as of December 31, 2015. The company made $3,125,000 of scheduled principal payments during the quarter ended December 31, 2015 and $9,375,000 during the nine months ended December 31, 2015. $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the New Revolving Credit Facility totaled $54,910,000 net of outstanding borrowings of $165,000,000 and outstanding letters of credit of $5,090,000 as of December 31, 2015. The outstanding letters of credit at December 31, 2015 consisted of $912,000 in commercial letters of credit and $4,178,000 of standby letters of credit.

The gross balances of deferred financing costs were $1,825,000 as of December 31, 2015 and March 31, 2015. The accumulated amortization balances were $334,000 and $61,000 as of December 31, 2015 and March 31, 2015 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $1,792,000 and $2,270,000 as of December 31, 2015 and March 31, 2015 respectively, are included in senior debt in the consolidated balance sheets. $759,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2015, unsecured credit lines totaled approximately $7,815,000, of which $0 was drawn. In addition, unsecured lines of $8,846,000 were available for bank guarantees issued in the normal course of business of which $4,071,000 was utilized.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2015 for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Service costs	$615	$480	$1,645	$1,597
Interest cost	4,200	2,386	9,692	7,424
Expected return on plan assets	(5,848)	(3,582)	(13,925)	(10,678)
Net amortization	867	889	2,687	3,004
Curtailment	—	82	—	82
Net periodic pension cost	$(166)	$255	$99	$1,429

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

The Company currently plans to contribute approximately $5,895,000 to its pension plans in fiscal 2016.

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

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Interest cost	$40	$53	$142	$161
Amortization of plan net losses	2	19	67	57
Net periodic postretirement cost	$42	$72	$209	$218

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2015.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Numerator for basic and diluted earnings per share:
Net income	$7,227	$7,861	$13,690	$25,193

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	20,104	19,974	20,071	19,925
Effect of dilutive employee stock options and other share-based awards	191	258	228	260
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,295	20,232	20,299	20,185

Stock options and performance shares with respect to 285,000 and 114,000 common shares for the three and nine month periods ended December 31, 2015 and 2014, respectively were not included in the computation of diluted earnings per share for December 31, 2015 and 2014 because they were antidilutive. For the three and nine months ended December 31, 2015 an additional 77,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

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

During the first nine months of fiscal 2016 and 2015, a total of 16,033 and 66,732 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2015, 91,000 shares of restricted stock units vested and were issued.

On January 25, 2016 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on February 22, 2016 to shareholders of record on February 12, 2016. The dividend payment is expected to be approximately $800,000.

During fiscal 2015, the final quarterly loan payment was made by the Employee Stock Ownership Plan (ESOP) to the Company.  There are no shares of collateralized common stock related to the ESOP loan outstanding at December 31, 2015.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $5,400,000 and $8,300,000 using actuarial parameters of continued claims for a period of 37 years from December 31, 2015.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,886,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2015. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,958,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2015. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In connection with the acquisition of Magnetek, the following loss contingencies have been assumed by the Company:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,491,000 which has been reflected as a liability in the consolidated financial statements at December 31, 2015.

Litigation-Other
In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,100,000 (Euro 1,900,000) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately $2,800,000 (Euro 2,600,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,300,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,000,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. The Company believes it will be successful in its appeal and does not expect to incur a liability related to these tax assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2016.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2016. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material. The Company has recorded total liabilities of $1,297,000 for all environmental matters in the consolidated financial statements as of December 31, 2015.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $455,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 14% and 23% in the quarters ended December 31, 2015 and December 31, 2014, respectively and 40% and 25% for the nine-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the three months ended December 31, 2015, income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2016 due to the realization of certain tax credits during the quarter resulting in an income tax benefit of $1,150,000 reducing the effective tax rate for the quarter by 14 percentage points. The remaining difference from our projected tax rate for fiscal 2016 is due to changes in forecasted earnings during the quarter and jurisdictional mix.

For the nine months ended December 31, 2014 income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2015 due to a recently issued tax regulation that resulted in the utilization of certain tax credits relating to previous fiscal years. The credits resulted in an income tax benefit of $1,431,000 for the nine months ended December 31, 2014 and reduced the effective tax rate by 4 percentage points.

We estimate that the effective tax rate related to continuing operations will be approximately 37% to 41% for fiscal 2016. The estimated fiscal year effective tax rate is higher than what we would typically expect due to the recording of a valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company of $1,997,000 and certain nondeductible expenses related to the acquisition of Magnetek during the nine months ended December 31, 2015.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine-month periods ended December 31, 2015 are as follows (in thousands):

	Three months ended December 31, 2015
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$396	$(68,292)	$(22,225)	$(785)	$(90,906)
Other comprehensive income (loss) before reclassification	145	(412)	(4,667)	517	(4,417)
Amounts reclassified from other comprehensive loss	2	565	—	285	852
Net current period other comprehensive income (loss)	147	153	(4,667)	802	(3,565)
Ending balance	$543	$(68,139)	$(26,892)	$17	$(94,471)

	Nine months ended December 31, 2015
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$859	$(68,139)	$(24,635)	$(533)	$(92,448)
Other comprehensive income (loss) before reclassification	(469)	(1,790)	(2,257)	(299)	(4,815)
Amounts reclassified from other comprehensive loss	153	1,790	—	849	2,792
Net current period other comprehensive income (loss)	(316)	—	(2,257)	550	(2,023)
Ending balance	$543	$(68,139)	$(26,892)	$17	$(94,471)
Details of amounts reclassified out of AOCL for the three-month period ended December 31, 2015 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$3	Investment income
	3	Total before tax
	1	Tax expense
	$2	Net of tax

Net amortization of prior service cost
	$869	(1)
	869	Total before tax
	(304)	Tax benefit
	$565	Net of tax

Change in derivatives qualifying as hedges
	$6	Cost of products sold
	432	Interest expense
	438	Total before tax
	(153)	Tax benefit
	$285	Net of tax

Details of amounts reclassified out of AOCL for the nine-month period ended December 31, 2015 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$236	Investment income
	236	Total before tax
	83	Tax expense
	$153	Net of tax

Net amortization of prior service cost
	$2,754	(1)
	2,754	Total before tax
	(964)	Tax benefit
	$1,790	Net of tax

Change in derivatives qualifying as hedges
	$(51)	Cost of products sold
	1,357	Interest expense
	1,306	Total before tax
	(457)	Tax benefit
	$849	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

14.    Effects of New Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including the Company's marketable securities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." The update requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. The Company intends to adopt ASU 2015-17 at March 31, 2016 and is evaluating the impact that this adoption will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company intends to adopt ASU 2015-16 at April 1, 2016 and is evaluating the impact that this adoption will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory that is within the scope of this ASU at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 141-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include growing revenue by increasing our penetration of the Asian, Latin American and European marketplaces, pursuing new products and targeted vertical markets, and by improving our productivity. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on market expansion, customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

Our revenue base is geographically diverse with approximately 38% derived from customers outside the U.S. for the nine months ended December 31, 2015. We believe this will help balance the impact of changes that will occur in local economies, as well as, benefit the Company from growth in emerging markets. We expect that this percentage will decrease over the remainder of fiscal 2016 as most of Magnetek's revenues are derived from the U.S. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved. However, over the past year, the Eurozone statistics have been relatively flat as the outlook for the Eurozone appears to be for low growth in the coming year. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are supported by our solid capital structure, including our cash position and flexible debt structure.

Results of Operations

Three Months Ended December 31, 2015 and December 31, 2014

Net sales in the fiscal 2016 quarter ended December 31, 2015 were $159,738,000, up $18,947,000 or 13.5% from the fiscal 2015 quarter ended December 31, 2014 net sales of $140,791,000. Net sales were positively impacted $31,663,000 by the Magnetek and STB acquisitions and $1,463,000 by price increases offset by $6,733,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $7,446,000 for the three months ended December 31, 2015.

Gross profit in the fiscal 2016 quarter ended December 31, 2015 was $48,341,000, an increase of $4,932,000 or 11.4% from the fiscal 2015 quarter ended December 31, 2014 gross profit of $43,409,000. Gross profit margin decreased slightly to 30.3% in the fiscal 2016 three months ended from 30.8% in fiscal 2015. The increase in gross profit was due to $10,373,000 from our recent acquisitions, $1,463,000 in price increases, and $184,000 in reduced material costs offset by $2,496,000 in decreased volume, $1,325,000 in reduced fixed cost absorption and productivity, net of other manufacturing costs, and $1,206,000 in increased product liability costs. The translation of foreign currencies had a $2,061,000 unfavorable impact on gross profit in the three months ended December 31, 2015.

Selling expenses were $19,295,000 and $17,398,000 in the fiscal 2016 and 2015 third quarters ended December 31, 2015 and 2014, respectively. As a percentage of consolidated net sales, selling expenses remained relatively consistent at 12.1% and 12.4% in the fiscal 2016 and 2015 three months ended December 31, 2015 and 2014. The acquisitions of Magnetek and STB contributed an additional $3,217,000 in selling expense for the three months ended December 31, 2015. Foreign currency translation had a $1,263,000 favorable impact on selling expenses.

General and administrative expenses were $16,399,000 and $12,845,000 in the fiscal 2016 and 2015 third quarters ended December 31, 2015 and 2014, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.3% and 9.1% in the fiscal 2016 and 2015 three months ended December 31, 2015 and 2014. The acquisition of Magnetek and STB added an additional $2,538,000 to general and administrative expenses for the three months ended December 31, 2015. Additionally, acquisition costs associated with the acquisition of Magnetek added $414,000 to general and administrative expenses. Foreign currency translation had a $675,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $1,689,000 and $551,000 in the fiscal 2016 and 2015 third quarters ended December 31, 2015 and 2014, respectively. The increase relates to amortization of intangibles acquired in both the Magnetek and STB acquisitions.

Interest and debt expense was $2,425,000 in the quarter ended December 31, 2015 compared to $3,344,000 in the quarter ended December 31, 2014. The decrease in interest and debt expense relates to the redemption of the 7 7/8% Notes in the second half of fiscal 2015 with the lower interest bearing Term Loan, partially offset by the increased borrowings used to fund the Magnetek purchase.

Investment income of $164,000 and $1,016,000 in the fiscal 2016 and 2015 third quarters ended December 31, 2015 and 2014, respectively related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 14% and 23% in the quarters ended December 31, 2015 and December 31, 2014, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the three months ended December 31, 2015, income taxes as a percentage of income before income taxes was lower than our projected rate for fiscal 2016 due to the realization of certain tax credits during the quarter resulting in an income tax benefit of $1,150,000 reducing the effective tax rate for the quarter by 14 percentage points. The remaining difference from our projected tax rate for fiscal 2016 is due to changes in forecasted earnings during the quarter and jurisdictional mix.

We estimate that the effective tax rate related to continuing operations will be approximately 37% to 41% for fiscal 2016. The estimated fiscal year effective tax rate is higher than what we would typically expect due to the recording of a valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company of $1,997,000 and certain nondeductible expenses related to the acquisition of Magnetek during the nine months ended December 31, 2015.

Nine Months Ended December 31, 2015 and December 31, 2014

Net sales in the fiscal 2016 nine months ended December 31, 2015 were $442,015,000, up $11,301,000 or 2.6% from the fiscal 2015 nine months ended December 31, 2014 net sales of $430,714,000. Net sales were positively impacted $48,605,000 by the Magnetek and STB acquisitions and $4,330,000 by price increases offset by $16,053,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $25,581,000 for the nine months ended December 31, 2015.

Gross profit in the fiscal 2016 nine months ended December 31, 2015 was $138,870,000, an increase of $2,740,000 or 2.0% from the fiscal 2015 nine months ended December 31, 2014 gross profit of $136,130,000. Gross profit margin slightly decreased to 31.4% in the fiscal 2016 nine months ended from 31.6% in fiscal 2015. The increase in gross profit was due to $14,281,000 from our recent acquisitions, $4,330,000 in price increases, and $657,000 in reduced material costs, offset by $4,889,000 in decreased volume, $2,703,000 in reduced fixed cost absorption and productivity, net of other manufacturing costs, $1,147,000 in increased product liability costs, and $345,000 in costs associated with the consolidation and reduction-in-force at two European facilities. The translation of foreign currencies had a $7,444,000 unfavorable impact on gross profit in the nine months ended December 31, 2015.

Selling expenses were $53,292,000 and $52,434,000 in the fiscal 2016 and 2015 nine months ended December 31, 2015 and 2014, respectively. As a percentage of consolidated net sales, selling expenses remained relatively consistent at 12.1% and 12.2% in the fiscal 2016 and 2015 nine months ended December 31, 2015 and 2014, respectively. The acquisitions of Magnetek and STB added an additional $4,548,000 in selling expense for the nine months ended December 31, 2015. Foreign currency translation had a $4,432,000 favorable impact on selling expenses.

General and administrative expenses were $53,541,000 and $40,224,000 in the fiscal 2016 and 2015 nine months ended December 31, 2015 and 2014, respectively. As a percentage of consolidated net sales, general and administrative expenses were 12.1% and 9.3% in the fiscal 2016 and 2015 nine months ended December 31, 2015 and 2014. The fiscal 2016 increase was primarily the result of Magnetek acquisition costs of $5,746,000. The acquisitions of Magnetek and STB contributed an additional $5,985,000 to general and administrative expenses for the nine months ended December 31, 2015. This includes $2,300,000 of acquisition-related severance costs incurred by Magnetek. Additional increases are the result of lower information technology salaries capitalized as part of the global ERP systems project as well as general inflationary increases. Foreign currency translation had a $2,263,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $3,276,000 and $1,716,000 in the fiscal 2016 and 2015 nine months ended December 31, 2015 and 2014, respectively. The increase relates to amortization of intangibles acquired in both the Magnetek and STB acquisitions.

Interest and debt expense was $5,213,000 in the nine months ended December 31, 2015 compared to $9,977,000 in the nine months ended December 31, 2014. The decrease in interest and debt expense relates to the redemption of the 7 7/8% Notes in the fourth quarter of fiscal 2015 with the lower interest bearing Term Loan offset by the increased borrowings used to fund the Magnetek purchase beginning in the second quarter of fiscal 2016.

Investment income of $668,000 and $1,683,000 in the fiscal 2016 and 2015 nine months ended December 31, 2015 and 2014, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 40% and 25% for the nine months ended December 31, 2015 and 2014, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the nine months ended December 31, 2015, income taxes as a percentage of income before income taxes is consistent with our projected rate for fiscal 2016. The estimated fiscal year effective tax rate is elevated from what we would typically expect due to the recording of a valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company of $1,997,000 and certain nondeductible expenses related to the acquisition of Magnetek during the nine months ended December 31, 2015.

For the nine months ended December 31, 2014 income taxes as a percentage of income before income taxes was lower than our annual rate due to a tax regulation newly enacted in the prior year that resulted in the utilization of certain tax credits relating to previous fiscal years. The credits resulted in an income tax benefit of $1,431,000.

Liquidity and Capital Resources

Cash and cash equivalents totaled $51,881,000 at December 31, 2015, a decrease of $11,175,000 from the March 31, 2015 balance of $63,056,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $32,902,000 for the nine months ended December 31, 2015 compared with net cash provided by operating activities of $29,850,000 for the nine months ended December 31, 2014. In addition to net income and adjustments to net income, net cash provided by operating activities for the nine months ended December 31, 2015 consisted of net collections on trade accounts receivable of $13,451,000. This increase in cash was offset by a decrease in trade accounts payable and non-current liabilities of $9,713,000 and $9,520,000, respectively. The reduction in non-current liabilities was primarily due to contributions made to our pension plans.

In connection with the acquisition of Magnetek, there are $62,000,000 in deferred tax assets related to net operating losses that will reduce cash taxes paid in future years.

The net cash provided by operating activities for the nine months ended December 31, 2014 consisted of a decrease in trade accounts receivable of $21,633,000 due to collections on sales from the quarter ended March 31, 2014 which had significantly higher sales volume than the quarter ended December 31, 2014. This increase in cash was offset by an increase in inventories of $8,470,000 and a decrease in trade accounts payable and non-current liabilities of $9,056,000 and $10,655,000, respectively. The majority of the increase in inventory was due to anticipated sales volume growth during the fourth quarter of fiscal 2015. The reduction in trade accounts payable is primarily the result of lower manufacturing activity in the quarter ended December 31, 2014 compared to the quarter ended March 31, 2014 and the timing of vendor payments. The reduction in non-current liabilities was due to contributions made to our pension plans and payments made for the legal defense costs and settlements related to our accrued product liability reserves.

Cash flow provided by investing activities

Net cash used for investing activities was $196,492,000 for the nine months ended December 31, 2015 compared with net cash used for investing activities of $29,346,000 for the nine months ended December 31, 2014. The most significant use of cash for investing activities relates to our acquisition of Magnetek which totaled $182,467,000, net of cash acquired. Capital expenditures for the nine months ended December 31, 2015 totaled $15,518,000. Offsetting these uses of cash is $1,493,000 in net cash proceeds from the sale of marketable equity securities.

The most significant net cash used for investing activities for the nine months ended December 31, 2014 is $19,931,000 for the acquisition of STB. Capital expenditures for the nine months ended December 31, 2014 were $11,343,000 (of which $1,990,000 relates to the expansion of our China operations and $3,295,000 relates to the implementation of our global ERP system). Offsetting these uses of cash is $1,912,000 in net cash proceeds from the sale of marketable equity securities. The other source of cash from investing activities of $16,000 includes proceeds from an insurance settlement of $150,000 and cash received from the sale of an asset of $116,000 offset by an increase in restricted cash related to the Company's captive insurance company of $250,000.

Cash flow provided by financing activities

Net cash provided by financing activities was $151,147,000 for the nine months ended December 31, 2015 compared with net cash used for financing activities of $8,748,000 for the nine months ended December 31, 2014. The most significant source of cash was net borrowings under our revolving credit facility of $164,057,000. This borrowing was used to fund the Magnetek acquisition. Offsetting this source of cash was $9,854,000 used for the repayment of debt. The remaining net cash used for financing activities for the nine months ended December 31, 2015 primarily relates to dividends paid of $2,408,000 and $890,000 in net outflows from stock related transactions.

For the nine months ended December 31, 2014, the Company withheld $5,819,000 related to the STB acquisition to be paid to the seller upon satisfaction of certain conditions. In fiscal 2015, this cash had been classified as other assets on the Company's balance sheet and classified as a use of cash for financing activities. The remaining net cash used for financing activities for the nine months ended December 31, 2014 primarily relates to dividends paid of $2,392,000 and the repayment of debt of $1,099,000 offset by proceeds from the exercise of stock options of $1,362,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of December 31, 2015, $35,452,000 of cash and cash equivalents were held by foreign subsidiaries.

On January 23, 2015, the Company, Columbus McKinnon Dutch Holdings 3 B.V. (“BV 3”), and Columbus McKinnon EMEA GmbH (“EMEA GMBH”) as borrowers (collectively referred to as the "Borrowers"), entered into a new credit agreement (the "New Credit Agreement"). The Borrowers entered into a $150,000,000 senior secured revolving credit facility ("New Revolving Credit Facility") and established a new $125,000,000 delayed draw senior secured term loan facility (“Term Loan”). The Company’s Replaced Revolving Credit Facility was terminated in connection with this transaction. Both the New Revolving Credit Facility and the Term Loan have five-year terms maturing in 2020. The New Revolving Credit Facility has an initial term ending January 23, 2020 and the Term Loan has a term ending February 19, 2020.

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

•
Covenants: Provisions containing covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x; a maximum total leverage ratio, net of cash, of 3.50x (which may be temporarily increased following a material acquisition, which may be elected two times over the course of the New Credit Agreement, (i) if financed by secured debt the total leverage rate as at the end of the fiscal quarter in which such material acquisition occurs and the three fiscal quarters immediately thereafter, shall not be greater than 4.00:1.00 and as at the end of any fiscal quarter thereafter, the total leverage ratio shall not be greater than 3.50:1.00, and (ii) if financed with unsecured or subordinated indebtedness, the total leverage ratio at the end of the fiscal quarter in which such material acquisition occurs and at the end of any fiscal quarter thereafter, shall not be greater than 4.50:1.00, and permit the secured leverage ratio, to be greater than 3.25:1.00), and maximum capital expenditures of $30 million per fiscal year ($40 million following a material acquisition) with the ability to transfer any unused portion of expenditure to the immediately following fiscal year. Our actual fixed charges coverage ratio was 4.52x and total leverage ratio was 0.89x, as calculated per the terms of our New Revolving Credit Facility, at March 31, 2015.

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

Additionally on September 2, 2015 the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $30,000,000 of the amount borrowed by December 31, 2015. The Company expects to repay an additional $32,500,000 under the New Revolving Credit Facility over the next 12 months. As a result, $32,500,000 has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The outstanding balance of the Term Loan is $115,625,000 as of December 31, 2015. The Company made $3,125,000 of scheduled principal payments during the quarter ended December 31, 2015 and $9,375,000 during the nine months ended December 31, 2015. $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the Current Revolving Credit Facility totaled $54,910,000, net of outstanding borrowings of $165,000,000, and outstanding letters of credit of $5,090,000, as of December 31, 2015. The outstanding letters of credit at December 31, 2015 consisted of $912,000 in commercial letters of credit and $4,178,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $106,791,000 at December 31, 2015.

The gross balances of deferred financing costs were $1,825,000 as of December 31, 2015 and March 31, 2015. The accumulated amortization balances were $334,000 and $61,000 as of December 31, 2015 and March 31, 2015 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $1,792,000 and $2,270,000 as of December 31, 2015 and March 31, 2015, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets. $759,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2015, unsecured credit lines totaled approximately $7,815,000, of which $0 was drawn. In addition, unsecured lines of $8,846,000 were available for bank guarantees issued in the normal course of business, of which $4,071,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2015 and December 31, 2014 were $15,518,000 and $11,343,000, respectively. We expect capital spending for fiscal 2016 to be approximately $18,000,000 to $22,000,000.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia Pacific. We have at times been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs can be volatile and may exceed general inflation levels in future periods. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through price increases or surcharges. In the future, we may be affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,575,000 and $172,416,000, respectively, at December 31, 2015.  Goodwill associated with the acquisition of Magnetek has been preliminarily determined to be $61,921,000. Magnetek has been preliminarily determined to be included in the Rest of Products reporting unit.

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

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 14 to the accompanying consolidated financial statements included in this December 31, 2015 10Q report.

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
Item 4.    Controls and Procedures

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. As of December 31, 2015, the Company continues to utilize the 1992 Framework.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2015, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets December 31, 2015 and March 31, 2015;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine months ended December 31, 2015 and 2014;

(iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2015 and 2014;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2015 and 2014; and

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 28, 2016	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)