Form 10-K
period 2016-03-31
COLUMBUS MCKINNON CORP
filed 2016-06-01
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2016

Commission file number 0-27618
_________________

COLUMBUS McKINNON CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-0547600
(State of Incorporation)	(I.R.S. Employer Identification Number)

205 Crosspoint Parkway
Getzville, New York 14068
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2015 (the second fiscal quarter in which this Form 10-K relates) was approximately $362 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 27, 2016 was 20,163,999 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2016 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2016 Annual Report on Form 10-K

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

PART I

Item 1.        Business

General

We are a leading global designer, manufacturer and marketer of hoists, actuators, cranes, rigging tools, digital power control systems, and other material handling products serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position and secure objects and loads. We are the U.S. market leader in hoists and material handling drive systems, our principal line of products, as well as certain chain, forged fittings, and actuator products which we believe provides us with a strategic advantage in selling other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Additionally, we believe we are the market leader of manual hoist and actuator products in Europe, which provides us further opportunity to sell other products through our existing distribution channels in that region.  In September 2015, we significantly expanded our product offering with the acquisition of Magnetek, Inc. (Magnetek). The acquisition combines Magnetek's technology with our broad line of lifting and positioning mechanical products to create a more comprehensive solution for customers. Magnetek's digital power control systems serve the needs of selected niches of traditional and emerging markets that are becoming increasingly dependent on “smart” power. Much of Magnetek's focus is on developing and introducing innovative electronic drive solutions that both enhance our customers' productivity, safety, and energy efficiency. Our products are sold globally and our brand names, including CM, Coffing, Chester, Duff-Norton, Electromotive Systems, Enrange, IMPULSE, M-FORCE, Mondel, OmniPulse, Pfaff, Quattro, Shaw-Box, Telemotive, Unified, STB, and Yale are among the most recognized and well-respected in the marketplace.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in industrial capacity utilization, industrial production and general economic activity indicators, like GDP.  Both U.S. and Eurozone capacity utilization are primary leading market indicators for our Company.  U.S. total industrial capacity utilization has declined to 74.9% in March 2016, compared to 77.3% in March 2015 and 75.4% in December 2015.  Eurozone capacity utilization was 81.9% in the quarter ended March 31, 2016, an increase from the quarter ended December 31, 2015 of 81.5% and March 31, 2015 of 81.0%.  The European indicator reflects the continued slow recovery from the 2013 recession in Europe, while the U.S. indicator is indicative of a declining industrial market. This was particularly evident in the mining and oil and gas sectors. In addition we follow the Emerging Markets Purchasing Managers’ Index (PMI) for other countries in which we have a strong sales and marketing presence including China, Brazil, Mexico, and South Africa.

Our Position in the Industry

We participate predominantly in the hoist, crane, digital power control systems, elevator, and monorail sector. We believe that the demand for our products and services will be aided by several growth drivers. These drivers include:

Productivity - We believe businesses respond to competitive pressures by seeking to maximize productivity and efficiency, among other actions. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.  Further, our variable frequency AC drive products and DC digital controls are highly reliable, operate at high speeds, and improve production output, while reducing labor and energy costs. In addition, emphasis on “Lean” techniques by many companies increases demand for our lifting and positioning products for use in single-piece flow workstation applications.

Safety -   Driven by workplace safety regulations such as the Occupational Safety and Health Act (OSHA) and the Americans with Disabilities Act in the U.S. and other safety regulations around the world, and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, businesses seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury. Our recent acquisition of Magnetek provides us with additional opportunities to enhance workplace safety and reduce the risk of accidents and personal injury, including collision avoidance software, programmable acceleration and deceleration, and other safeguards that prevent overheating, eliminate load swing, and prevent uneven lifting.

Consolidation of Suppliers - In an effort to reduce costs and increase productivity, our channel partners and end-user customers are increasingly consolidating their suppliers. We believe that our broad product offering combined with our well established brand names will enable us to benefit from this consolidation and enhance our market share.

Modernization and Upgrade of Existing Equipment - Overhead cranes, elevators, and mining equipment represent significant investments in capital which in most cases operate under severe duty and in some cases, in harsh environments. Many of the structural components of these systems are manufactured to withstand significant mechanical forces, and to have useful lives in excess of 30 years. For example, it is not uncommon to find cranes that are more than 50 years old still operating today, or elevators or mining equipment operating with aging and inefficient power control equipment. Rather than scrap structurally sound but outdated equipment, it is often more cost-effective to modernize the equipment to meet current operational needs by upgrading the power control systems. Our recently acquired drive technology along with our application expertise can provide reduced energy consumption, greater reliability, improved throughput, lower operational costs, enhanced features, and prolonged equipment life over older drive technology. We believe our large installed base of product combined with our industry expertise provides us with opportunities to expand our business through modernization projects.

Conversion to Wireless Applications - Many industries, including the overhead material handling, mobile hydraulic, construction, and mining markets, are rapidly adopting remote wireless control solutions. While wireless control has been available for a number of years, technology has improved significantly in recent years, enabling enhancements that have resulted in products that are safer, more reliable, ergonomically designed, versatile, and cost-effective. Our recent acquisition of Magnetek provides us with an expanded wireless control product offering, which we believe will help us to meet demand, increase market share, and enter new markets in this growing field.

Communication and Diagnostic Features - In many electrical applications today, electronic devices controlled by microprocessors are increasingly being networked together, resulting in smart devices with greater productivity and user benefits. The benefits of this trend on control systems for industrial applications include lower installation costs, better monitoring of performance, improved integration with supervisory systems, and improved uptime. We believe the development of "smart" hoists with the power of embedded and connected microprocessors will provide a tremendous benefit for users at all levels from maintenance to production users to meet their productivity, uptime and safety needs today and into the future.

Our Competitive Strengths

Leading North American Market Positions -  We are a leading manufacturer and marketer of hoists, alloy and high strength carbon steel chain and forged fittings, digital power control systems, and actuators in North America.  We have developed our leading market positions over our 141-year history by emphasizing safety, manufacturing excellence and superior service. Approximately 71% of our U.S. net sales for the year ended March 31, 2016 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest channel partners and end user customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:

Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Hoist, Trolleys and Components (1)	45% - 50%	#1	50%
AC and DC Material Handling Drives (5)	55% - 60%	#1	10%
Screw Jacks (2)	35% - 40%	#1	5%
Tire Shredders (3)	50% - 55%	#1	3%
Elevator DC Drives (5)	65% - 70%	#1	2%
Jib Cranes (4)	25% - 30%	#1	1%
			71%

_____________

(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2015.

(2)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2015.

(3)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2015.

(4)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalog's in 2015.

(5)	Market share and market position are internal estimates derived from comparison of our net sales to the net sales of our competitors.

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

In addition, our brand names (including Budgit, Chester, CM, Coffing, Duff-Norton, Electromotive Systems, Enrange, IMPULSE, Little Mule, M-FORCE, Mondel, OmniPulse, Pfaff, Quattro, Shaw-Box, Unified, STB, Telemotive, and Yale) are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with powered and manual hoists and were first developed and marketed under these brand names in the early 1900's.  We believe that our strong brand name recognition and demonstrated performance have created customer loyalty and helps us maintain existing business, as well as capture additional business.  We innovate and continually introduce new products to meet our changing customer needs.  Products introduced or engineered for our customers during the last three fiscal years ended March 31, 2016 account for approximately 17.8% of our net sales.

Distribution Channel Diversity and Strength - Our products are sold to over 15,500 general and specialty distributors, end users and OEMs globally.  We enjoy long-standing relationships with, and are a preferred provider to, the majority of our distributors and industrial buying groups.  There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with leading distributors, as well as forming new relationships.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling. Our largest customer represents approximately 2% of our total net sales and our top 10 customers represent approximately 15% of our total net sales.

Expanding Non-U.S. Markets - We have significantly grown our non-U.S. sales since becoming a public company in 1996.  Our non-U.S. sales have grown from $34,300,000 (representing 16% of net sales) in fiscal 1996 to $223,314,000 (representing 37% of our net sales) during the year ended March 31, 2016.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific. We have ten sales offices in Asia to sell into this growing industrial market. Our non-U.S. business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

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

—
Lean Culture -   We have been applying “Lean” techniques since 2001 and our efforts have resulted in reduced manufacturing floor space and an improvement in productivity and on-time deliveries. We have witnessed the benefits of “Lean” principles in our manufacturing operations and continue to work on developing a “Lean” culture throughout our organization—improving our processes and reducing waste in all forms in all of our business activities.

—
Expansion Outside the U.S. - Our continued expansion of our manufacturing facilities in China and Europe provides us with a cost efficient platform to manufacture and distribute certain of our products and components. We now operate 19 principal manufacturing facilities in 7 countries, with 38 stand-alone sales and service offices in 23 countries and 9 warehouse facilities in 5 countries.

—
Consolidated Purchasing Activities -   We continue to leverage our company-wide purchasing power through our global sourcing and commodity teams that improve our supply base to help reduce our overall costs and enhance our supplier quality and delivery.

—
Selective Integration and Outsourcing - We manufacture many of the critical parts and components used in the manufacture of our hoists and lifting systems, resulting in reduced costs. We continue to evaluate outsourcing opportunities for non-critical operations and components.

Strong After-Market Sales and Support - We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for replacement units and components and repair parts.  We maintain strong relationships with our distribution channel partners and provide prompt service to end-users of our products through our authorized network of 14 chain repair stations and over 250 certified hoist service and repair stations globally. We also work closely with end users to design the appropriate lifting systems using our products to help them solve their material handling problems.

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

Industry Expertise and Technological Capabilities - We emphasize and leverage our ability to provide customized solutions for power and motion control applications through digital power technology. We have a long history of technical innovation and a highly skilled and experienced technical staff. Our technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors, and software algorithms in the development of smart power products. We are widely recognized for our expertise in our served markets, regularly hosting training and technology seminars for customers and end users. We believe we are at the forefront of innovation in the industries we have traditionally served, continuously developing new products to provide cost-effective, value-added solutions to meet the changing needs of our customers.

Consistent Free Cash Flow Generation and Access to Capital—We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) through periods of economic uncertainty by continually controlling our costs, improving our working capital management and reducing the capital intensity of our manufacturing operations. During fiscal 2015, we significantly enhanced our capital structure by obtaining a $125 million term loan which replaced higher interest bearing notes and entering into a new $150 million revolving credit facility with an accordion feature allowing increases up to an additional $75 million with lender approval. This capital structure allows us to manage our liquidity in a low cost manner while maintaining flexibility to pursue attractive strategic growth opportunities. We exercised the accordion feature for $75 million and utilized the new $225 million revolving credit facility to obtain the funds necessary to acquire Magnetek in September of fiscal 2016. We borrowed $195 million under the revolving credit facility to fund the acquisition price and pay certain acquisition related fees. We have repaid $40 million of the amount borrowed for the Magnetek acquisition by March 31, 2016 and expect to repay an additional $30 million in fiscal 2017 in addition to our scheduled principal payments of $12.5 million required under our Term Loan agreement.

Experienced Management Team with Equity Ownership - Our senior management team provides significant depth and continuity of experience in the material handling industry, supplemented by expertise in growing businesses, aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations. This diverse experience has been critical to our success to date and will be instrumental to our long-term growth. Our directors and management promote the ownership of company stock by the executive officers and directors to align the interests of our leadership team with those of our shareholders.

Our Strategy

Invest in New Products and Targeted Markets.    We intend to leverage our competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Introducing New Products—We continue to expand our business by developing new products and services and expanding the breadth of our products to address the material handling needs of our customers. We design our powered hoist products to meet applicable standards such as ASME, FEM, DIN and other region-specific/application-specific standards to maximize product utility across global markets. Our product development process starts with the voice-of-the-customer and results in products that meet or exceed our customers' needs. New product sales (defined as new products introduced within the last three years and products engineered for our customers) amounted to $106,000,000 in the fiscal year ended March 31, 2016, or 17.8% of total sales.

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

Continue to Grow in Non-U.S. Markets -   Our non-U.S. sales of $223,314,000 comprised 37% of our net sales for the year ended March 31, 2016, as compared with $244,033,000, or 42% in fiscal 2015 and as compared to 16% of our net sales in fiscal 1996, the year we became a public company.  Foreign currency translation unfavorably impacted sales by $29,330,000 during fiscal 2016. Although we have made significant progress, our goal is to continue to increase our presence outside the U.S to capitalize on the higher growth opportunities and continue to diversify our business profile. We presently sell to distributors in over 50 countries and have our primary non-U.S. manufacturing facilities in China, Germany, the United Kingdom, Hungary, Mexico and France.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Asia-Pacific, Europe, and Latin America and have sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales in Asia-Pacific by manufacturing a broader array of high quality, low-cost products and components in China. We have developed and are continuing to expand our development of hoist and other products in compliance with global standards and international designs to enhance our global distribution.

Focus on Operational Excellence - Our objective is to provide the highest quality products and services at prices consistent with the value created for our customers. We continually evaluate our processes with a focus to reduce our costs. Our view is that a market-focused sales and marketing effort along with low operating costs will prove to be successful for both our customers and for the Company. We continually seek ways to reduce our operating costs and increase our manufacturing productivity, while improving our quality. Ongoing programs include our efforts to further develop our “Lean” culture throughout the organization, the expansion of our facilities in China, our continued search for new ways to leverage our purchasing power through combined sourcing and the continued focus on enhancing the efficiency of our global supply chain.

Pursue Strategic Acquisitions and Alliances; Evaluate Existing Business Portfolio -   We intend to pursue synergistic acquisitions to complement our organic growth.  Priorities for such acquisitions include:  i. increasing international geographic penetration, particularly in the Asia-Pacific region and other emerging markets, and ii. further broadening our offering with complementary products and capabilities.  Additionally, we continually challenge the long-term fit of our businesses for potential divestiture and redeployment of capital. We believe we achieved a highly synergistic acquisition with our acquisition of Magnetek during fiscal 2016. The acquisition of Magnetek was very strategic as it will support the development of "smart" and integrated technology into our hoisting systems and at the same time, deliver meaningful accretion to our bottom line. We have achieved our cost synergy targets and our plans to add to our revenue streams are on target through the end of FY16.

Our Business

ASC Topic 280 “Segment Reporting” establishes the standards for reporting information about operating segments in financial statements.   We provide our products and services through one operating and reportable segment.

We design, manufacture and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, winches, industrial crane systems such as steel bridge, gantry and jib cranes and aluminum work station cranes; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, logging tools and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters and tire shredders; power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and to a lesser extent, directly to end-users. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater and sporting venues.

Products

Nearly 80% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000. Of our fiscal 2016 sales, $373,789,000 or 63% were U.S. and $223,314,000, or 37% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2016 and 2015:

	Fiscal Years Ended March 31,
	2016	2015
Hoists	59%	68%
Chain and rigging tools	13	13
Industrial cranes	5	5
Actuators and rotary unions	11	12
Digital power control and delivery systems	8	—
Elevator application drive systems	2	—
Other	2	2
	100%	100%

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

Our fiscal 2015 acquisition of Stahlhammer Bommern GmbH (STB) expands our rigging tool offering by adding a variety of eye, shank and ramshorn lifting hooks and deepens our exposure to targeted global vertical markets, such as Oil & Gas, Mining, Construction and Heavy Equipment industries. We plan to further extend STB’s product reach through our established global sales and distribution network.

In addition, we manufacture carbon steel forged and stamped products, such as load binders, logging tools and other securing devices, for sale to the industrial and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

Industrial Cranes -   We participate in the crane industry, predominately in the US market, but also globally in certain product offerings, through our offering of overhead steel jib and gantry cranes.  Our products are marketed under the Unified, CES, Abell-Howe and Washington Equipment brands. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists and other crane components. We also manufacture and market overhead aluminum light rail workstations primarily used in automotive and other industrial applications.

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

Digital Power Control and Delivery Systems - Through our acquisition of Magnetek, we are a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. We are a major supplier in North America of power and motion control systems, which include AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions.

We are also a leading independent supplier of AC and DC digital motion control systems for underground coal mining equipment. Our systems are used in coal hauling vehicles, shuttle cars, scoops, and other heavy mining equipment.

Elevator Application Drive Systems - We design, build, sell, and support elevator application-specific drive products that efficiently deliver power used to control motion, primarily in high-rise, high-speed elevator applications. We are recognized as an industry leader for DC high-performance elevator drives, as well as for AC drives used with low- and high-performance traction elevators, due to our extensive application expertise and product reliability. Our elevator product offerings are comprised of highly integrated subsystems and drives, sold mainly to elevator OEMs. In addition, our product options include a number of regenerative controls for both new building installations and elevator modernization projects that help building owners save energy.

Other -   This category primarily includes tire shredders.  We have developed and patented a line of heavy equipment that shred whole tires, for use in recycling the various components of a tire including rubber and steel. These recycled products are used as aggregate for playgrounds, sports surfaces, landscaping and other such applications, as well as scrap steel.

Sales and Marketing

Our sales and marketing efforts consist of the following programs:

Factory-Direct Field Sales and Customer Service -   We sell our products through our sales force of more than 167 sales people and independent sales representatives worldwide. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota, or through a commission structure for our independent sales representatives.

Product Advertising -    We promote our products by advertising in leading trade journals as well as producing and distributing high quality information catalogs. We place targeted advertisements for hoists, chain, forged attachments, actuators, and cranes in key industrial publications.

Target Marketing -   We provide marketing literature, and maintain a web presence as well as utilize social media to target specific end-user market sectors including entertainment, construction, energy, mining, and others.  This literature displays our broad product offering applicable to those sectors to enhance awareness at the end-user level within those sectors. We also employ vertical market specialists to support our field sales force to assist our customers with solving their material handling application needs.

Trade Show Participation -   Trade shows are an effective way to promote our products to distributors and end users. Shows can range in size from distributor open houses to large, global shows such as ProMat in the United States. Through partnerships with our distributors, we have expanded our reach to the end user while strengthening our distribution network. In fiscal 2016, we focused primarily on shows related to vertical markets. Examples include: PLASA (UK), Pro Light & Sound (Germany and China), LDI and InfoComm (USA) for the entertainment industry. Liftex (UK), CeMAT (India), Préventica (France) and Expo Manufactura (México) for manufacturing and industrial. Oil & Gas (Indonesia), OTC (USA), PECOM (México), Offshore Europe (Scotland) and Brazil Offshore (Brazil) for the oil and gas industry. AMTS (China) and Expo INA (México) for the automotive industry. AISTech (USA) and CONAC (Mexico) for the steel industry. Vertikal Days (UK) for the lifting equipment industry. Every Building Conference & Expo (USA), NAEC Convention (USA), and Interlift (Germany) for the elevator industry.

Industry Association Membership and Participation -   As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved in numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), ASME (American Society of Mechanical Engineers), AIST (Association for Iron & Steel Technology), ECMA (Electrification & Controls Manufacturers Association), and NAEC (National Association of Elevator Contractors).

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

Distribution and Markets

Our distribution channels include a variety of commercial distributors. In addition, we sell overhead bridge, jib and gantry cranes and aluminum light rail systems, as well as certain motion technology products directly to end-users. The following describes our global distribution channels:

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

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 14 chain repair service stations and over 250 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

We also provide, in multiple languages, a variety of related material in video, CD-ROM, slide and print format addressing relevant material handling topics such as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, we sponsor advisory boards made up of representatives of our primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable us and our primary distributors to exchange product and market information relevant to industry trends.

Backlog

Our backlog of orders at March 31, 2016 was approximately $98,572,000 compared to approximately $85,170,000 at March 31, 2015. Magnetek accounted for $13,403,000 of our backlog at March 31, 2016. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog reflect the project oriented nature of certain aspects of our business.

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

Major competitors for hoists are Konecranes, Terex (acquired Demag Cranes) and Kito (and its U.S. subsidiary Harrington); for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for digital power control systems are Konecranes, Terex (acquired Demag Cranes), Power Electronics International, Inc., Cattron Group International (a division of Laird Technologies), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, KEB GmbH, and Fujitec; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes, Terex (acquired Demag Cranes) and a variety of independent crane builders; for actuators and rotary unions are Deublin, Joyce-Dayton and Nook Industries; and for tire shredders, Granutech.

Employees

At March 31, 2016, we had 2,896 employees; 1,655 in the U.S./Canada, 133 in Latin America, 883 in Europe and 225 in Asia. Approximately 13% of our employees are represented under three separate U.S. or Canadian collective bargaining agreements which terminate at various times between May 2017 and April 2018. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We believe that our relationship with our employees is good and that the risk of a disruption in production related to these negotiations is remote.

Raw Materials and Components

Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources.  We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our global purchasing group to take advantage of volume discounts.  We generally seek to pass on materials price increases to our channel partners and end-user customers.  We continue to monitor our costs and reevaluate our pricing policies.  Our ability to pass on these increases is determined by market conditions.

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

Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, steel and aluminum enclosures and wire harnesses, castings, electro-mechanical components and standard variable drives are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, overhead light rail workstations, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us as well as our crane-builder customers. We also manufacture electronic systems to control cranes, hoists and various other powered equipment.

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

We notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We investigated under the supervision of a DENR Registered Environmental Consultant (“the REC”) and have commenced voluntary clean-up at the facility. At this time, additional remediation costs are not expected to exceed the accrued balance of $47,000.

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

Our recently acquired subsidiary Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2016. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

In 1986, Magnetek acquired the stock of Universal Manufacturing Corporation (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify Magnetek against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Magnetek's leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of Magnetek's transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and Magnetek filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. Magnetek believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, Magnetek and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. We believe that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $422,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has recorded total liabilities of $890,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2016 on an undiscounted basis.

For all of the currently known environmental matters, we have accrued as of March 31, 2016 a total of $1,153,000 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2016, approximately 37% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 15 to our March 31, 2016 consolidated financial statements included in Item 8 of this form 10K.

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

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $223,314,000 in our fiscal year ended March 31, 2016) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, and the Brazilian Real, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

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

We may face claims of infringement on the intellectual property of others, or others may infringe upon our intellectual property.

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

Our business operations may be adversely affected by information systems interruptions or intrusion.

We depend on various information technologies throughout our company to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse affect on our business, financial condition or results of operations.

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

We have not completed an assessment of Magnetek's internal controls over financial reporting and therefore, significant deficiencies or material weaknesses may exist.

Under current SEC guidelines, the period in which management may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the registrant's internal control may not extend beyond one year from the date of acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting.

Pursuant to this guidance, we have excluded Magnetek, which was acquired on September 2, 2015, from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. However, we will be required to include Magnetek in the scope of our assessment beginning in fiscal 2017. In connection with our fiscal 2017 assessment, “significant deficiencies” or “material weaknesses” in Magnetek’s internal control over financial reporting may be detected. To the extent that such deficiencies are identified, we may incur costs associated with our efforts to address these deficiencies that could negatively affect our financial condition and operating results. Furthermore, if we are unable to correct such deficiencies in a timely manner, our ability to record, process, summarize and report financial data may be adversely affected, which may result in a material misstatement in our financial statements. Such failure could materially and adversely impact our business and subject us to potential investigations, liability, and penalties.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Getzville, New York (an owned property) and, as of March 31, 2016, conducted our principal manufacturing at the following facilities:

Location		Products/Operations	Square Footage	Owned or Leased
1	Wadesboro, NC	Hoists	180,000	Owned
2	Lexington, TN	Chain	164,000	Owned
3	Asia operation:
	Hangzhou, China	Hoists	70,000	Owned
	Hangzhou, China	Hoists	82,000	Owned
4	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
5	Menomonee Falls, WI	Power control systems	144,000	Leased
6	Tennessee forging operation:
	Chattanooga, TN	Forged attachments	81,000	Owned
	Chattanooga, TN	Forged attachments	59,000	Owned
7	Wuppertal, Germany	Hoists	124,000	Leased
8	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
9	Damascus, VA	Hoists	97,000	Owned
10	Eureka, IL	Cranes	91,000	Owned
11	Ohio hoist operation:
	Salem, OH	Hoists	49,000	Leased
	Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
12	Hamm, Germany	Lifting tools and forged parts	82,000	Owned
13	Chester, England	Plate clamps	56,000	Owned
14	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
15	Howell, MI	Overhead light rail workstations	35,000	Leased
16	Sarasota, FL	Tire shredders	25,000	Owned
17	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
18	Romeny-sur-Marne, France	Rotary unions	22,000	Owned
19	Pittsburgh, PA	Power control systems	11,000	Leased

In addition, we have a total of 47 sales offices, distribution centers and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.        Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly-owned New York State captive insurance subsidiary of which we are the sole policy holder.  The per occurrence limits on the self-insurance for general and product liability coverage were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter.  In addition to the per occurrence limits, our coverage is also subject to an annual aggregate limit, applicable to losses only.  These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2016.  We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

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

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered.

See Note 15 to our March 31, 2016 consolidated financial statements for more information on our asbestos claims.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2016, there were 467 holders of record of our common stock.

During fiscal 2016, the Company paid a quarterly cash dividend of $0.04 per common share totaling $3,212,000. On March 31, 2016, the Company's Board of Directors declared the payment a regular quarterly dividend of $0.04 per common share. The dividend was paid on May 16, 2016 to shareholders of record on May 6, 2016 and totaled approximately $804,000.

Our current credit agreement allows, but limits our ability to pay dividends.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market.

	Price Range of Common Stock
Year Ended March 31, 2015	High	Low
First Quarter	$30.98	$25.69
Second Quarter	28.66	21.99
Third Quarter	29.56	20.43
Fourth Quarter	27.79	24.03
Year Ended March 31, 2016
First Quarter	$27.13	$22.40
Second Quarter	24.98	17.40
Third Quarter	21.28	17.62
Fourth Quarter	18.29	13.51

On May 27, 2016 the closing price of our common stock on the Nasdaq Global Select Market was $15.12 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2011 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$200
$150
$100
$50
$0
3/11
3/12
3/13
3/14
3/15
3/16
Columbus McKinnon Corporation
S&P Smallcap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Selected Financial Data

The consolidated balance sheets as of March 31, 2016 and 2015, and the related statements of operations, cash flows and shareholders’ equity for each of the three years ended March 31, 2016 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Year ended March 31st
	( In millions, except for per share data)
	2016	2015	2014	2013	2012
Statements of Operations Data:
Net sales	$597.1	$579.6	$583.3	$597.3	$591.9
Cost of products sold	409.8	398.0	402.2	423.1	434.2
Gross profit	187.3	181.6	181.1	174.2	157.7
Selling expenses	72.9	69.8	69.0	65.6	64.9
General and administrative expenses	68.8	54.9	55.8	52.2	46.7
Restructuring charges	—	—	—	—	(1.0)
Amortization of intangibles	5.0	2.3	2.0	2.0	2.0
Income (loss) from operations	40.6	54.6	54.3	54.4	45.1
Interest and debt expense	7.9	12.4	13.5	13.8	14.2
Cost of bond redemption	—	8.6	—	—	—
Other (income) and expense, net	1.1	(2.4)	(1.9)	(2.0)	(1.9)
Income (loss) before income taxes	31.6	36.0	42.7	42.6	32.8
Income tax expense (benefit) (1)	12.0	8.8	12.3	(35.7)	6.9
Income (loss) from continuing operations	19.6	27.2	30.4	78.3	25.9
Income (loss) from discontinued operations (2)	—	—	—	—	1.1
Net income (loss)	$19.6	$27.2	$30.4	$78.3	$27.0
Diluted earnings (loss) per share from continuing operations	$0.96	$1.34	$1.52	$3.98	$1.33
Basic earnings (loss) per share from continuing operations	$0.98	$1.36	$1.55	$4.03	$1.35
Weighted average shares outstanding – assuming dilution	20.3	20.2	20.0	19.7	19.5

Weighted average shares outstanding – basic	20.1	19.9	19.7	19.4	19.3

Balance Sheet Data (at end of period):
Total assets	$773.0	$566.3	$598.7	$566.9	$515.4
Total debt (3)	267.8	126.7	152.3	152.1	153.1
Total debt, net of cash and cash equivalents	216.2	63.7	40.0	30.4	63.6
Total shareholders’ equity	286.3	268.7	291.3	240.0	160.5

Other Data:
Net cash provided by operating activities	52.6	38.3	29.5	42.4	23.6
Net cash used in investing activities	(203.2)	(34.1)	(40.4)	(10.1)	(13.5)
Net cash provided by (used in) financing activities	137.0	(48.4)	1.7	(1.1)	0.5
Capital expenditures	(22.3)	(17.2)	(20.8)	(14.9)	(13.8)

(1)
The Company had a valuation allowance of $53,325,000 recorded as of March 31, 2012 due to the uncertainty of whether the Company's net operating loss carryforwards and deferred tax assets might ultimately be realized. The Company was able to utilize $14,567,000 of U.S. federal net operating loss carryforwards in fiscal 2013 which reduced the valuation allowance by $5,107,000.  As a result of the increased operating  performance of the Company over the past several years, the Company  reevaluated  the  certainty as to whether the  Company's  remaining net operating  loss  carryforwards  and other  deferred tax assets may ultimately be realized.  As a result of the determination that it was more likely than not that all of the remaining deferred tax assets will be realized with the exception of certain U.S. federal tax credit carryforwards, a significant portion of the remaining U.S. valuation allowance totaling $49,161,000 was reversed in fiscal 2013.

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

(3)	Total debt includes all debt, including the current portion, notes payable, term loan, and subordinated debt.

Item 7.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled “Discontinued Operations.”

EXECUTIVE OVERVIEW

We are a leading worldwide designer, manufacturer and marketer of material handling products, systems and services which efficiently and safely move, lift, position and secure materials and people. In September, we significantly expanded our product offering with the acquisition of Magnetek. Key products include hoists, actuators, cranes, rigging tools, and digital power control systems. The Company is focused on serving commercial and industrial applications that require the safety and quality provided by the Company’s superior design and engineering know-how.

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

Our revenue base is geographically diverse with approximately 37% derived from customers outside the U.S. for the year ended March 31, 2016. We believe this will help balance the impact of changes that will occur in local economies, as well as, benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. Since their June 2009 trough, these statistics have improved and have remained stable over the past year. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

RESULTS OF OPERATIONS

Fiscal 2016 Compared to 2015

Fiscal 2016 sales were $597,103,000, an increase of 3.0%, or $17,460,000 compared with fiscal 2015 sales of $579,643,000. Sales for the year were positively impacted by $74,267,000 due to acquisitions and $5,605,000 by price increases. Sales for the year were negatively impacted $33,082,000 due to a decrease in sales volume.  The decline in sales volume was due to industrial recessions caused by weakness in oil & gas, mining, heavy OEM, and commercial construction markets affecting our North American Hoist and Rigging and Latin American operations. Unfavorable foreign currency translation reduced sales by $29,330,000.

Our gross profit was $187,263,000 and $181,607,000 or 31.4% and 31.3% of net sales in fiscal 2016 and 2015, respectively.  The fiscal 2016 increase in gross profit of $5,656,000 or 3.1% is the result of $24,316,000 from our recent acquisitions, $5,605,000 in price increases, $769,000 in reduced material costs, and $830,000 in reduced plant consolidation activities, offset by $11,438,000 in decreased volume, $3,337,000 in lower productivity due to reduced fixed cost absorption and inventory adjustments, net of other manufacturing costs, $2,051,000 in increased product liability costs, and $429,000 in facility impairment costs for a property held for sale. The translation of foreign currencies had an unfavorable impact on gross profit of $8,609,000.

Selling expenses were $72,858,000 and $69,819,000 or 12.2% and 12.0% of net sales in fiscal years 2016 and 2015, respectively. The acquisitions of Magnetek and STB added an additional $7,640,000 in selling expense for the year ended March 31, 2016. The consolidation of two warehouses and the closure of another added $859,000 to selling costs. Additionally, foreign currency translation had a $5,036,000 favorable impact on selling expenses.

General and administrative expenses were $68,811,000 and $54,874,000 or 11.5% and 9.5% of net sales in fiscal 2016 and 2015, respectively. The fiscal 2016 increase was primarily the result of Magnetek acquisition transaction costs of $5,746,000 and acquisition-related severance costs of $2,300,000. In addition, Magnetek and STB added $5,774,000 in recurring general and administrated expenses. Additional increases are the result of lower information technology salaries capitalized as part of the global ERP systems project as well as general inflationary increases. Foreign currency translation had a $2,622,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $5,024,000 and $2,266,000 in fiscal 2016 and 2015, respectively. The increase relates to additional amortization of intangibles related to the Magnetek and STB acquisitions.

Interest and debt expense was $7,904,000 and $12,390,000 or 1.3% and 2.1% of net sales in fiscal 2016 and 2015, respectively. The decrease in interest and debt expense relates to the redemption of the 7 7/8% Notes in the fourth quarter of fiscal 2015 with the lower interest bearing Term Loan despite the increased borrowings used to fund the Magnetek purchase beginning in the second quarter of fiscal 2016.

The fiscal 2015 cost of bond redemption of $8,567,000 relates to the call premium and write off of unamortized deferred financing costs associated with our 7 7/8% Notes which were redeemed in February 2015. This transaction is discussed in more detail in the Liquidity and Capital Resources section. There were no similar transactions in fiscal 2016.

Investment income of $796,000 and $2,725,000, in fiscal 2016 and 2015, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange loss (gain) was $2,215,000 and $863,000 in fiscal 2016 and 2015, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt.

Other income (expense), net remained relatively stable and was $377,000 and $462,000 in fiscal 2016 and 2015, respectively.

Income tax expense (benefit) as a percentage of income from continuing operations before income tax expense was 38.1% and 24.5% in fiscal 2016 and 2015, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. For fiscal 2016, income tax expense as a percentage of income before income taxes was unfavorably affected due to the recording of a valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company of $2,860,000 and certain nondeductible expenses related to the acquisition of Magnetek.

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

The fiscal 2015 cost of bond redemption of $8,567,000 relates to the call premium and write off of unamortized deferred financing costs associated with our 7 7/8% Notes which were redeemed in February 2015. This transaction is discussed in more detail in the Liquidity and Capital Resources section.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $51,603,000, $63,056,000, and $112,309,000 at March 31, 2016, 2015 and 2014, respectively.

Cash flow provided by operating activities

Net cash provided by operating activities was $52,645,000, $38,254,000 and $29,507,000 in fiscal 2016, 2015 and 2014, respectively. In addition to net income and non-cash adjustments to net income, net cash provided by operating activities increased as a result of net collections of trade accounts receivable of $12,409,000 and an overall decrease in inventories of $2,483,000. This increase in cash was offset by a decrease in trade accounts payable, accrued liabilities, and non-current liabilities of $5,308,000, $5,799,000, and $6,516,000, respectively. The reduction in accrued liabilities was primarily due to reductions in employee payroll, incentive bonus accruals, and customer rebate accruals. The decrease in non-current liabilities was primarily due to $5,936,000 in contributions made to our pension plans.

In addition to net income and non-cash adjustments to net income including an $8,567,000 loss on the early retirement of bonds in fiscal 2015, net cash provided by operating activities in fiscal 2015 consisted of net collections of trade accounts receivable of $8,302,000 and an overall increase in trade accounts payable of $1,084,000. Net cash decreased primarily as a result of an increase in inventories of $9,080,000 and a decrease in non-current liabilities of $12,612,000. The reduction in non-current liabilities was primarily the result of $11,013,000 in pension contributions during the year.

Cash flow used by investing activities

Net cash used by investing activities was $203,229,000, $34,079,000 and $40,425,000 in fiscal 2016, 2015 and 2014, respectively. The most significant use of cash for investing activities relates to our acquisition of Magnetek which totaled $182,467,000, net of cash acquired. Capital expenditures for fiscal 2016 totaled $22,320,000, of which $5,400,000 related to the construction of the Getzville corporate headquarters and national training facility. Offsetting these uses of cash is $1,558,000 in net cash proceeds from the sale of marketable equity securities.

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

Cash flow provided (used) by financing activities

Net cash provided (used) by financing activities was $137,003,000, $(48,387,000) and $1,739,000 in fiscal 2016, 2015 and 2014, respectively. The most significant source of cash was net borrowings under our revolving credit facility of $154,057,000. This borrowing was used to fund the Magnetek acquisition. Offsetting this source of cash was $13,187,000 used for the repayment of debt. The remaining net cash used for financing activities primarily relates to dividends paid of $3,212,000 and $655,000 in net outflows from stock related transactions.

The net cash used by financing activities in fiscal 2015 primarily consisted of the redemption of the 7 7/8% Notes of $150,000,000 and bond redemption tender fees of $5,907,000. Additionally the Company paid off the debt assumed in the purchase of STB of $6,487,000 and incurred $1,825,000 in financing fees associated with its New Credit Agreement. This was offset by proceeds on the Company's new Term Loan of $124,423,000. In connection with the acquisition of STB, the Company withheld $5,431,000 to be paid to the seller upon satisfaction of certain conditions. This cash was classified as other assets on the Company's balance sheet and was classified as a use of cash for financing activities. The remaining net cash used for financing activities for fiscal 2015 primarily relates to dividends paid of $3,192,000 offset by proceeds from the exercise of stock options of $1,607,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restriction exists in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of March 31, 2016, $37,300,000 of cash and cash equivalents were held by foreign subsidiaries.

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

•
Covenants: Provisions containing covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x; a maximum total leverage ratio, net of cash, of 3.50x (which may be temporarily increased following a material acquisition, which may be elected two times over the course of the New Credit Agreement, (i) if financed by secured debt the total leverage rate as at the end of the fiscal quarter in which such material acquisition occurs and the three fiscal quarters immediately thereafter, shall not be greater than 4.00:1.00 and as at the end of any fiscal quarter thereafter, the total leverage ratio shall not be greater than 3.50:1.00, and (ii) if financed with unsecured or subordinated indebtedness, the total leverage ratio at the end of the fiscal quarter in which such material acquisition occurs and at the end of any fiscal quarter thereafter, shall not be greater than 4.50:1.00, and permit the secured leverage ratio, to be greater than 3.25:1.00), and maximum capital expenditures of $30 million per fiscal year ($40 million following a material acquisition) with the ability to transfer any unused portion of expenditure to the immediately following fiscal year. Our actual fixed charges coverage ratio and total leverage ratio, as calculated per the terms of our New Revolving Credit Facility, were 3.20x and 2.90x, respectively, at March 31, 2016.

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

The unused portion of the New Revolving Credit Facility totaled $64,341,000 net of outstanding borrowings of $155,000,000 and outstanding letters of credit of $5,659,000 as of March 31, 2016. The outstanding letters of credit at March 31, 2016 consisted of $1,136,000 in commercial letters of credit and $4,523,000 of standby letters of credit.

The gross balances of deferred financing costs were $1,825,000 as of March 31, 2016 and 2015, respectively.  The accumulated amortization balances were $425,000 and $61,000 as of March 31, 2016 and 2015, respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $1,590,000 and $2,270,000 as of March 31, 2016 and 2015, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2016, unsecured credit lines totaled approximately $7,623,000, of which $0 was drawn. In addition, unsecured lines of $8,651,000 were available for bank guarantees issued in the normal course of business of which $4,557,000 was utilized.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2016, by period of estimated payments due:

	Total	Fiscal 2017	Fiscal 2018- Fiscal 2019	Fiscal 2020- Fiscal 2021	More Than Five Years
Long-term debt obligations (a)	$269.1	$13.2	$25.9	$230.0	$—
Operating lease obligations (b)	32.6	6.3	9.8	6.9	9.6
Purchase obligations (c)	—	—	—	—	—
Interest obligations (d)	29.6	9.1	16.4	4.1
Letter of credit obligations	5.7	5.7	—	—	—
Bank guarantees	4.6	4.6	—	—	—
Uncertain tax positions	1.1	—	1.1	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	129.6	—	8.9	5.4	115.3
Total	$472.3	$38.9	$62.1	$246.4	$124.9

(a)	As described in Note 11 to consolidated financial statements.

(b)	As described in Note 17 to consolidated financial statements.

(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our cancelable open purchase orders to be executed in the normal course of business approximate $50 million.

(d)
Estimated for our Term Loan and Revolving Credit Facility and interest rate swaps as described in Note 9 and Note 11 to our consolidated financial statements. Calculated using a 3-month LIBOR rate of 0.63% plus an applicable margin of 2.25%.

(e)	For additional details, see Note 10 to our consolidated financial statements. Excludes uncertain tax positions of $1.1 million shown separately above.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements and enhance safety. Our capital expenditures for fiscal 2016, 2015 and 2014 were $22,320,000, $17,243,000 and $20,846,000, respectively. Excluded from fiscal 2016 capital expenditures is $1,638,000 in property, plant and equipment purchases included in accounts payable at March 31, 2016. We expect capital expenditure spending in fiscal 2017 to be approximately $18,000,000, excluding acquisitions and strategic alliances.

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

Pension and Other Postretirement Benefits.    The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 12 to our fiscal 2016 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs. Changes in these assumptions can result in the calculation of different plan expense and liability amounts.  Further, actual experience can differ from the assumptions and these differences are typically accounted for as actuarial gains or losses that are amortized over future periods.

The weighted average pension discount rate assumptions of 4.03%, 3.83%, and 4.60%, as of March 31, 2016, 2015, and 2014, respectively, are based on long-term AA rated corporate and municipal bond rates. At September 2, 2015, the Company used a discount rate assumption of 4.30% in valuing the pension plan obligation acquired in the Magnetek acquisition. The change in the discount rate at March 31, 2016 did not result in a significant change in the total projected benefit obligation. The Company adopted updated mortality tables in calculating its U.S. pension obligation. The change in mortality tables resulted in a $5,700,000 increase in the projected benefit obligation. The rate of return on plan assets assumptions of 7.22% for the year ended March 31, 2016, and 7.50% for the years ended March 31, 2015 and 2014 is based on the targeted plan asset allocation (approximately 65% equities and 35% fixed income) and their long-term historical returns. Our under-funded status for all pension plans as of March 31, 2016 and 2015 was $103,279,000 and $57,339,000, or 24.5% and 21.9% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2016 and 2015 were approximately $5,936,000 and $11,013,000, respectively. The under-funded status may result in future pension expense increases.  Pension benefit for the March 31, 2017 fiscal year is expected to approximate $983,000, comparable to the fiscal 2016 benefit of $1,208,000.  Pension funding contributions for the March 31, 2017 fiscal year are expected to approximate $5,961,000. The weighted-average compensation increase assumption of 0.44% as of March 31, 2016 and 2.30% and 2.00% as of March 31, 2015 and 2014, respectively is based on expected wage trends and historical patterns.

The healthcare costs inflation assumptions of 6.8% for fiscal 2016 and 7.0% for fiscal 2015 and 2014, respectively, are based on anticipated trends.  While the healthcare inflation rate assumptions have been decreasing, healthcare costs continue to outpace inflation in the U.S.

Insurance Reserves.  Our accrued general and product liability reserves as described in Note 15 to consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. These actuarial estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag time in the reporting and resolution of claims, trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. Changes to these estimates could result in material changes to the amount of expense and liabilities recorded in our financial statements. Further, actual costs could differ significantly from the estimated amounts.  Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.  Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

Goodwill impairment testing.  Our goodwill balance of $170,716,000 as of March 31, 2016 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have four reporting units, only two of which have goodwill. Duff-Norton and Rest of Products reporting units have goodwill totaling $9,627,000, and $161,089,000, respectively, at March 31, 2016.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test. We also proceed to the two-step model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 29, 2016 and determined that the two-step goodwill impairment test should be performed for both the Rest of Products reporting unit and the Duff-Norton reporting unit due to the decline in our stock price during fiscal 2016.

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

We performed step one of the two-step impairment test for the Rest of Products and Duff Norton reporting units. Testing goodwill for impairment under the two-step method requires us to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first five years of our projections was approximately 4.6% for the Rest of Products reporting unit and 4.0% for the Duff-Norton reporting unit. The terminal value was calculated assuming a projected growth rate of 3.0% after five years for both reporting units. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 9.9% and 10.0% for the Rest of Products and Duff-Norton reporting units, respectively based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Duff-Norton and Rest of Product reporting units achieving their forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $10,210,000 and $1,775,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $32,840,000 and $4,543,000 for the Rest of Products and Duff-Norton reporting units, respectively. Even with such changes the fair value of the reporting units would be greater than their net book values as of February 29, 2016, necessitating no Step 2 calculations.

Purchase Price Allocations for Business Combinations. During the fiscal year ended March 31, 2016, we completed a business combination for a total purchase price of $190,672,000. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and assigned value to trademarks and trade names, customer relationships, non-compete agreements, backlog, and patents. We estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models and estimates of replacement cost. These valuations support the conclusion that identifiable intangible assets had a value of $105,998,000. The resulting goodwill was $49,204,000.

Assigning value to intangible assets requires estimates used in projecting relevant future cash flows and estimates of replacement costs, in addition to estimating useful lives of such assets.

Accounts Receivable Reserves.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable aging. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  At March 31, 2016 the allowance for doubtful accounts totaled $2,177,000.

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

Balance as of March 31, 2016
Property, plant and equipment, net	$104.8
Acquired intangibles with estimable useful lives	93.1
Other assets	11.3

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

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 21 to the accompanying consolidated financial statements included in this March 31, 2016 10K report.

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

In fiscal 2016, 37% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $800,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has foreign currency forward agreements in place to offset changes in the value of intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $2,118,000 and all of the contracts mature by June 30, 2016. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $14,585,000 and all contracts mature within twelve months of March 31, 2016. From its March 31, 2016 balance of AOCL, the Company expects to reclassify approximately $207,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature on February 19, 2020 and have a total notional amount of $161,000,000 as of March 31, 2016. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2016 balance of AOCL, the Company expects to reclassify approximately $700,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2016:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company changed its method of presenting deferred tax assets and liabilities in the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” effective March 31, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
June 1, 2016

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,603	$63,056
Trade accounts receivable, less allowance for doubtful accounts ($2,177 and $2,155, respectively)	83,812	80,531
Inventories	118,049	103,187
Prepaid expenses and other	19,265	27,255
Total current assets	272,729	274,029
Net property, plant, and equipment	104,790	91,127
Goodwill	170,716	121,461
Other intangibles, net	122,129	19,104
Marketable securities	18,186	19,867
Deferred taxes on income	73,158	28,695
Other assets	11,336	12,041
Total assets	$773,044	$566,324
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36,061	$33,406
Accrued liabilities	53,210	50,263
Current portion of long-term debt	43,246	13,292
Total current liabilities	132,517	96,961
Senior debt, less current portion	844	1,478
Term loan and revolving credit facility	223,735	111,942
Other non-current liabilities	129,639	87,224
Total liabilities	486,735	297,605
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 20,109,868 and 19,989,548 shares issued and outstanding	201	200
Additional paid-in capital	206,682	203,156
Retained earnings	174,173	157,811
Accumulated other comprehensive loss	(94,747)	(92,448)
Total shareholders’ equity	286,309	268,719
Total liabilities and shareholders’ equity	$773,044	$566,324

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$597,103	$579,643	$583,290
Cost of products sold	409,840	398,036	402,242
Gross profit	187,263	181,607	181,048
Selling expenses	72,858	69,819	68,963
General and administrative expenses	68,811	54,874	55,754
Amortization of intangibles	5,024	2,266	1,981
Income from operations	40,570	54,648	54,350
Interest and debt expense	7,904	12,390	13,492
Cost of bond redemption	—	8,567	—
Investment (income) loss	(796)	(2,725)	(1,595)
Foreign currency exchange loss (gain)	2,215	863	1,124
Other income, net	(377)	(462)	(1,393)
Income from continuing operations before income tax expense	31,624	36,015	42,722
Income tax expense	12,045	8,825	12,301
Net income	$19,579	$27,190	$30,421

Average basic shares outstanding	20,079	19,939	19,655
Average diluted shares outstanding	20,315	20,224	19,950

Basic income per share	$0.98	$1.36	$1.55

Diluted income per share	$0.96	$1.34	$1.52

Dividends declared per common share	$0.16	$0.16	$0.04

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	March 31,
	2016	2015	2014
	(In thousands)
Net income	$19,579	$27,190	$30,421
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,650	(29,907)	3,067
Pension liability adjustments, net of taxes of $4,635, $12,409, and $(8,086)	(5,394)	(19,724)	12,595

Other post retirement obligations adjustments, net of taxes of $(372), $233, and $(49)	604	(371)	75

Split-dollar life insurance arrangement adjustments, net of taxes of $(66), $42, and $(43)	105	(67)	68

Change in derivatives qualifying as hedges, net of taxes of $430, $233, and $(119)	(1,031)	(334)	254
Change in investments:
Unrealized holding (loss) gain arising during the period, net of taxes of $43, $(234), and $(35)	(79)	433	395
Reclassification adjustment for gain included in net income, net of taxes of $83, $723, and $773	(154)	(1,342)	(1,435)
Net change in unrealized gain (loss) on investments	(233)	(909)	(1,040)
Total other comprehensive income (loss)	(2,299)	(51,312)	15,019
Comprehensive income (loss)	$17,280	$(24,122)	$45,440

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2013	$195	$192,308	$104,191	$(552)	$(56,155)	$239,987
Net income 2014	—	—	30,421	—	—	30,421
Dividends declared	—	—	(792)	—	—	(792)
Change in foreign currency translation adjustment	—	—	—	—	3,067	3,067
Change in net unrealized gain on investments, net of tax of $695	—	—	—	—	(1,040)	(1,040)
Change in derivatives qualifying as hedges, net of tax of $119	—	—	—	—	254	254
Change in pension liability and postretirement obligations, net of tax of $8,178	—	—	—	—	12,738	12,738
Stock compensation - directors	—	315	—	—	—	315
Stock options exercised, 229,516 shares	2	2,192	—	—	—	2,194
Stock compensation expense	—	3,318	—	—	—	3,318
Tax effect of exercise of stock options		613				613
Earned 25,611 ESOP shares	—	195	—	410	—	605
Restricted stock units released, 56,203 shares, net of shares withheld for minimum statutory tax obligation	1	(395)	—	—	—	(394)
Balance at March 31, 2014	$198	$198,546	$133,820	$(142)	$(41,136)	$291,286
Net income 2015	—	—	27,190	—	—	27,190
Dividends declared	—	—	(3,199)	—	—	(3,199)
Change in foreign currency translation adjustment	—	—	—	—	(29,907)	(29,907)
Change in net unrealized gain on investments, net of tax of $489	—	—	—	—	(909)	(909)
Change in derivatives qualifying as hedges, net of tax of $233	—	—	—	—	(334)	(334)
Change in pension liability and postretirement obligations, net of tax of $12,684	—	—	—	—	(20,162)	(20,162)
Stock compensation - directors	—	440	—	—	—	440
Stock options exercised, 87,210 shares	2	1,605	—	—	—	1,607
Stock compensation expense	—	3,455	—	—	—	3,455
Tax effect of exercise of stock options	—	(65)	—	—	—	(65)
Earned 8,369 ESOP shares	—	109	—	142	—	251
Restricted stock units released,78,734 shares, net of shares withheld for minimum statutory tax obligation	—	(934)	—	—	—	(934)
Balance at March 31, 2015	$200	$203,156	$157,811	$—	$(92,448)	$268,719
Net income 2016	—	—	19,579	—	—	19,579
Dividends declared	—	—	(3,217)	—	—	(3,217)
Change in foreign currency translation adjustment	—	—	—	—	3,650	3,650
Change in net unrealized gain on investments, net of tax of $126	—	—	—	—	(233)	(233)
Change in derivatives qualifying as hedges, net of tax of $430	—	—	—	—	(1,031)	(1,031)
Change in pension liability and postretirement obligations, net of tax of $4,197	—	—	—	—	(4,685)	(4,685)
Stock compensation - directors	—	440	—	—	—	440
Stock options exercised, 16,033 shares	1	242	—	—	—	243
Stock compensation expense	—	3,623	—	—	—	3,623
Tax effect of exercise of stock options	—	118	—	—	—	118
Shares retired	—	(10)	—		—	(10)
Restricted stock units released, 75,370 shares, net of shares withheld for minimum statutory tax obligation	—	(887)	—	—	—	(887)
Balance at March 31, 2016	$201	$206,682	$174,173	$—	$(94,747)	$286,309
 See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2016	2015	2014
Operating activities:	(In thousands)
Net income	$19,579	$27,190	$30,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,531	14,562	13,380
Deferred income taxes	7,336	2,074	5,031
Gain on sale of real estate/investments and other	34	(1,897)	(2,332)
Cost of bond redemption	—	8,567	—
Impairment of assets	429	—	—
Amortization of deferred financing costs and discount on debt	600	805	870
Stock-based compensation	4,063	3,895	3,633
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	12,409	8,302	(9,318)
Inventories	2,483	(9,080)	1,312
Prepaid expenses and other	(375)	(3,192)	(3,750)
Other assets	3,179	(572)	(273)
Trade accounts payable	(5,308)	1,084	(2,821)
Accrued liabilities	(5,799)	(872)	1,081
Non-current liabilities	(6,516)	(12,612)	(7,727)
Net cash provided by operating activities	52,645	38,254	29,507
Investing activities:
Proceeds from sale of marketable securities	5,869	6,919	6,689
Purchases of marketable securities	(4,311)	(3,689)	(4,099)
Capital expenditures	(22,320)	(17,243)	(20,846)
Other	—	(74)	—
Purchases of businesses, net of cash acquired	(182,467)	(19,992)	(22,169)
Net cash used for investing activities	(203,229)	(34,079)	(40,425)
Financing activities:
Proceeds from exercise of stock options	242	1,607	2,194
Payment of dividends	(3,212)	(3,192)	—
Payment of bond redemption tender fees	—	(5,907)	—
Restricted cash related to purchase of business	—	(5,431)	—
Net borrowings under lines of credit	154,057	—	(7)
Repayment of debt	(13,187)	(157,203)	(858)
Proceeds from issuance of long term debt	—	124,423	—
Payment of deferred financing costs		(1,825)	—
Change in ESOP debt guarantee and other	(897)	(859)	410
Net cash provided by (used for) financing activities	137,003	(48,387)	1,739
Effect of exchange rate changes on cash	2,128	(5,041)	(172)
Net change in cash and cash equivalents	(11,453)	(49,253)	(9,351)
Cash and cash equivalents at beginning of year	63,056	112,309	121,660
Cash and cash equivalents at end of year	$51,603	$63,056	$112,309

Supplementary cash flows data:
Interest paid	$7,649	$13,750	$13,003
Income taxes paid, net of refunds	$4,175	$10,215	$11,769
Property, plant and equipment purchases included in trade accounts payable	$1,638	$1,216	2,624
Non cash release of restricted cash	$822	$—	—
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation (the Company) is a leading global designer, manufacturer and marketer of hoists, actuators, cranes, rigging tools, digital power control systems, and other material handling products, which efficiently and safely move, lift, position, and secure materials and people. Key products include hoists, rigging tools, cranes, actuators, digital power control and delivery systems, and elevator application drive systems. On September 2, 2015, the Company acquired 100% of the shares of Magnetek, Inc. (“Magnetek”), which is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During fiscal 2016, approximately 63% of sales were to customers in the United States.

2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $1,690,000, $2,147,000, and $2,492,000 in fiscal 2016, 2015, and 2014, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

In the U.S., approximately 13% of the Company’s employees are represented by three separate collective bargaining agreements which terminate at various times between May 2017 and April 2018. None of the collective bargaining agreements expire within 12 months.

Consolidation

These consolidated financial statements include the accounts of the Company and its global subsidiaries; all significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates during the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss (gain). There were losses/(gains), including changes in the fair value of derivatives, on foreign currency transactions of approximately $2,215,000, $863,000, and $1,124,000 in fiscal 2016, 2015, and 2014, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  The Company’s one segment is subdivided into four reporting units.

When the Company evaluates the potential for goodwill impairment, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, the Company proceeds to a two-step impairment test.

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

The Company performed its qualitative assessment as of February 29, 2016 and determined that the two-step goodwill impairment test should be performed for both the Rest of Products reporting unit and the Duff-Norton reporting unit. Based on the results of step one of the two-step impairment test, the Company determined that the Rest of Products and Duff Norton reporting units' fair value was not less than its applicable carrying value. See Note 8 for further discussion of goodwill and intangible assets.

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of ASC Topic 360 “Property, Plant, and Equipment.” This statement requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group over its remaining useful life. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair values are determined in accordance with ASC 820.

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

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 34% and 35% of inventories at March 31, 2016 and March 31, 2015, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs. The decrease in the percentage of LIFO inventory is due to the acquisition of Magnetek which determines the cost of its inventory using the FIFO method.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results. Included within other assets is a building that is held for sale in the amount of $425,000 and $854,000 at March 31, 2016 and 2015, respectively. The building was closed as part of the Company's fiscal 2010 restructuring activities. During the year ended March 31, 2016 the Company reduced the asset held for sale to its current fair value less costs to sell resulting in additional expense of $429,000 in cost of products sold on the consolidated statement of operations.

Research and Development

Research and development (R&D) costs as defined in ASC Topic 730, “Research and Development,” were $7,393,000, $5,242,000, and $5,470,000 for the years ended March 31, 2016, 2015 and 2014, respectively, and are classified as general and administrative expense in the consolidated statements of operations. The acquisition of Magnetek added $1,964,000 to R&D costs for the year ended March 31, 2016.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on the grant date fair value of the award.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. See Note 14 for further discussion of stock-based compensation.

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

	March 31,
	2016	2015
Balance at beginning of year	$655	$759
Accrual for warranties issued	2,618	1,388
Warranties settled	(2,420)	(1,492)
Warranties assumed in Magnetek acquisition	376	—
Balance at end of year	$1,229	$655

3.    Acquisitions

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

The acquisition of STB was funded with existing cash. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of the acquisition. The excess consideration of $7,818,000 has been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $2,957,000, trademark and trade names of $1,301,000, non-compete agreements of $221,000, backlog of $74,000, and patents of $82,000. During the fiscal year ended March 31, 2016, the Company increased the value of its customer relationships by $1,227,000 and decreased the liability for contingent consideration by $810,000 due to modifications made during the measurement period. Both of these adjustments have reduced goodwill at March 31, 2016 by $1,669,000 and increased long term deferred tax liabilities by $368,000 as of the opening balance sheet date.

The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 9 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The terms of the acquisition require the Company to pay additional consideration to the seller if certain performance measures are met by STB. The potential additional consideration ranges from $0 to $3,681,000. The Company had preliminarily estimated the fair value of the liability related to this contingent consideration to be $982,000 at March 31, 2015. The Company then adjusted this estimate to $172,000 during the first quarter of fiscal 2016. This liability is included in the Company's consolidated balance sheet within other non-current liabilities as of the opening balance sheet date. The value has been estimated by simulating the future performance of STB in a Geometric Brownian Motion model. Key assumptions used in this model include a volatility factor of 45% and a credit risk adjusted discount rate of 3%. During fiscal year 2016 the Company revalued the contingent consideration based on updated performance forecasts. Based on this revaluation, the liability related to the contingent consideration has been reduced to no value with the resulting gain recorded in cost of products sold on the Company's Consolidated Statements of Operations. External acquisition related costs totaling $150,000 have been expensed.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Working capital	$9,444
Property, plant and equipment	13,616
Intangible assets	4,561
Other long term assets	67
Debt	(6,487)
Other liabilities	(3,596)
Goodwill	7,818
Total purchase consideration	$25,423

In connection with the acquisition of STB, the Company withheld $5,431,000 to be paid to the seller upon satisfaction of certain conditions, of which $822,000 related to a working capital adjustment which was paid during fiscal 2016. Of this amount, $4,609,000 and $822,000 is expected to be paid to the seller within one year of the periods ending March 31, 2016 and March 31, 2015, respectively. At March 31, 2015, $4,609,000 was expected to be paid to the seller in a time period exceeding one year. The Company has recorded current assets on its condensed consolidated balance sheets of $4,609,000 and $822,000 within prepaid expenses and other at March 31, 2016 and March 31, 2015, respectively. Long term restricted cash of $4,609,000 is recorded in other assets at March 31, 2015. Further, the Company has recorded a short term liability to the seller of $4,609,000 and $822,000 within accrued liabilities at March 31, 2016 and March 31, 2015, respectively. A long term liability to the seller of $4,609,000 was recorded within other non current liabilities at March 31, 2015. During the first quarter of fiscal 2017 the remaining amounts withheld have been paid to the seller.

On September 2, 2015, the Company completed its acquisition of Magnetek, a designer and manufacturer of digital power and motion control solutions for material handling, elevators, and mining applications with annual sales of approximately $112,000,000. The transaction combines Magnetek's technology with the Company's broad line of lifting and positioning mechanical products to create a more comprehensive solution for customers. In connection with the acquisition, the Company completed a tender offer to acquire all of the outstanding shares of common stock of Magnetek at a purchase price of $50.00 per share in cash for a total acquisition value of $182,467,000, net of cash acquired. The results of Magnetek included in the Company’s consolidated financial statements from the date of acquisition are net sales and income from operations of $65,662,000 and $6,395,000, respectively for the year ended March 31, 2016. Magnetek's income from operations for the year ended March 31, 2016 includes acquisition related severance costs of $2,300,000. These costs have been included in general and administrative expenses. Acquisition expenses incurred by the Company total $5,746,000 through March 31, 2016 and have been recorded in general and administrative expenses.

In preparation for the Magnetek acquisition, on July 26, 2015 the Company, JPMorgan Chase Bank, N.A. (“JP Morgan Chase Bank”) and J.P. Morgan Securities LLC entered into a commitment letter in which JPMorgan Chase Bank committed to extend $75,000,000 of incremental revolving commitments to the Company’s existing credit agreement dated as of January 23, 2015. The incremental revolving commitment are on terms and conditions consistent with the Company’s existing revolving credit facility under the Credit Agreement. The Company drew upon its revolving credit facilities to fund the purchase price and fees associated with the acquisition of Magnetek. Revolver borrowings totaled $195,000,000 of which $40,000,000 had been repaid by March 31, 2016.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $49,204,000 has preliminarily been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $41,000,000, engineered drawings of $28,488,000, trademark and trade names of $26,600,000, patents and technology of $9,750,000, and in-process research and development of $160,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 18 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of Magnetek is not complete as of March 31, 2016 as the Company is continuing to gather information regarding Magnetek's contingent liabilities and intangible assets.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Cash	$8,205
Working capital	19,660
Property, plant and equipment	5,660
Intangible assets	105,998
Other long term assets	3,921
Other long term liabilities	(44,052)
Deferred taxes, net	42,076
Goodwill	49,204
Total	$190,672

For each of the Company's acquisitions disclosed, goodwill represents future economic benefits arising from other assets acquired that do not meet the criteria for separate recognition apart from goodwill, including assembled workforce,  growth opportunities and increased presence in the markets served by the acquired companies.

See Note 4 for assumptions used in valuing of the intangible assets acquired.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Magnetek had occurred as of April 1, 2013. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of April 1, 2013 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

	March 31,
	2016	2015	2014
Net sales	$641,937	$688,251	$685,101
Net income	$22,520	$(6,592)	$27,154
Net income per share - Basic	$1.12	$(0.33)	$1.38
Net income per share - Diluted	$1.11	$(0.33)	$1.36

4.     Fair Value Measurements

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

The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's annuity contract acquired in connection with the acquisition of Magnetek is recorded at net asset value of the contract and, consequently, it's fair value is based on Level 2 inputs and is included in other assets on the Company's consolidated balance sheet. The carrying value of the Company’s term loan, revolving credit facility, and senior debt approximate fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$18,186	$18,186	$—	$—
Annuity contract	3,267		3,267
Derivative liabilities:
Foreign exchange contracts	(131)	—	(131)	—
Interest rate swap	(2,211)		(2,211)

Disclosed at fair value:
Term loan and revolving credit facility	$(266,235)	$—	$(266,235)	$—
Senior debt	(1,590)	—	(1,590)	—

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$19,867	$19,867	$—	$—
Derivative assets (liabilities)
Foreign exchange contracts	82	—	82	—
Interest rate swap	(955)		(955)
Contingent purchase consideration	(982)			(982)

Disclosed at fair value:
Term loan	(124,442)	—	(124,442)	—
Senior debt	(2,270)	—	(2,270)	—

The Company did not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2016, the term loan, revolving credit facility, and senior debt have been recorded at carrying value which approximates fair value.

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

Assets and liabilities that were measured on a non-recurring basis during fiscal 2016 and 2015 include assets and liabilities acquired in connection with the acquisition of Magnetek and STB described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The long term debt of STB was measured at fair value and subsequently repaid prior to March 31, 2015. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches.  The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. For STB significant valuation inputs included an attrition rate of 10.0% for customer relationships, a royalty rate of 1.0% for trademarks and domain names.

For Magnetek, the valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the excess earnings approach, cost approach, relief from royalty approach, and other income approaches. Significant valuation inputs included an attrition rate of 5.0% for customer relationships, an engineering cost per hour of $70.00 and obsolescence factors ranging from 0% to 80% for engineered drawings, a royalty rate of 2.5% for trademark and trade names, royalty rates ranging from 3.5% to 5.0% for patented technology, and a weighted average cost of capital of 11.6%.

Additional assets and liabilities that were measured on a non-recurring basis during fiscal 2016 and 2015 include the net assets of the Company’s Rest of Products and Duff-Norton reporting units. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

During fiscal 2016, Step 1 of the goodwill impairment test consisted of determining a fair value of the Company’s Rest of Products and Duff-Norton reporting units. The fair value for the Company’s Rest of Products and Duff-Norton reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of its Rest of Products and Duff-Norton reporting units, using Level 3 inputs. To estimate the fair value of the Rest of Products and Duff-Norton reporting units, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.

For Rest of Products the compound annual growth rate for revenue during the first five years of the projections was approximately 4.6%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the reporting unit was determined to be 9.9% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.

For the Duff-Norton reporting unit the compound annual growth rate for revenue during the first five years of the projections was approximately 4.0%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the reporting units was determined to be 10.0% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.

The Company also measured indefinite-lived intangible assets from the Magnetek, STB, and Unified Industries acquisitions on a non-recurring basis. The fair value measurements were calculated using discounted cash flow analyses which rely upon unobservable inputs classified as Level 3 inputs. In performing these analyses, royalty rates of 2.5%, 1.0% and 1.5% were used for the indefinitely-lived intangible assets of Magnetek, STB, and Unified Industries, respectively. A discount rate of 11.3% was used for each analysis.

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

See Note 8 for additional discussion on the Company's goodwill impairment assessment and the conclusions reached.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

5.     Inventories

Inventories consisted of the following:

	March 31,
	2016	2015
At cost—FIFO basis:
Raw materials	$74,968	$62,513
Work-in-process	18,877	16,893
Finished goods	41,517	41,807
	135,362	121,213
LIFO cost less than FIFO cost	(17,313)	(18,026)
Net inventories	$118,049	$103,187

The acquisition of Magnetek contributed $16,659,000 to the increase in inventory since March 31, 2015.

There were LIFO liquidations resulting in $384,000, $6,000 and $830,000 of additional income in fiscal 2016, 2015 and 2014 income, respectively.

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. Based on this assessment, no other-than-temporary impairment charge has been recorded during fiscal 2016, 2015, or 2014.

During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost basis of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment (income) loss. There were no other than temporary impairments for the years ended March 31, 2016, 2015, and 2014. Since fiscal 2009, the Company has sold all of these previously written down investments, which resulted in the recognition of gains of approximately $27,000, and $350,000 in fiscal 2015 and 2014, respectively. There were no such gains recorded in fiscal 2016.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is a summary of available-for-sale securities at March 31, 2016 (In thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$18,080	$253	$147	$18,186

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2016 are as follows (In thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,138	$58
Securities in a continuous loss position for more than 12 months	4,871	89
	$6,009	$147

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at March 31, 2016 were temporary in nature.

Net realized gains related to sales of marketable securities are included in investment (income) loss in the consolidated statements of operations and were $235,000, $2,065,000, and $854,000, in fiscal 2016, 2015 and 2014, respectively.

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

Net unrealized gains included in the balance sheet amounted to $106,000 at March 31, 2016 and $465,000 at March 31, 2015. The amounts, net of related deferred tax liabilities of $37,000 and $163,000 at March 31, 2016 and 2015, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

7.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2016	2015
Land and land improvements	$4,583	$3,238
Buildings	42,864	35,633
Machinery, equipment, and leasehold improvements	204,043	164,843
Construction in progress	10,463	13,342
	261,953	217,056
Less accumulated depreciation	157,163	125,929
Net property, plant, and equipment	$104,790	$91,127

Buildings include assets recorded under capital leases amounting to $4,838,000 as of March 31, 2016 and 2015.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $694,000 and $737,000 as of March 31, 2016 and 2015, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $3,673,000 and $4,379,000 at March 31, 2016 and 2015, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $15,507,000, $12,296,000, and $11,399,000, for the years ended March 31, 2016, 2015 and 2014, respectively.

Gross property, plant, and equipment includes capitalized software costs of $29,470,000 and $22,892,000 at March 31, 2016 and 2015, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $10,732,000 and $6,276,000 at March 31, 2016 and 2015 respectively.  Amortization expense on capitalized software costs was $2,085,000, $1,514,000, and $932,000 during the years ended March 31, 2016, 2015, and 2014, respectively.

8.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units as of March 31, 2016 and 2015.  Only two of the four reporting units carried goodwill at March 31, 2016 and only two of the four reporting units carried goodwill at March 31, 2015. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,627,000 and $9,563,000 at March 31, 2016 and 2015, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings design, manufacturing, digital power control systems, and distribution businesses) had goodwill of $161,089,000 and $111,898,000 at March 31, 2016 and 2015, respectively. Both STB and Magnetek have been determined to be part of the Rest of Products reporting unit.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, we proceed to a two-step impairment test. The Company performed its qualitative assessment as of February 29, 2016 and determined that the two-step goodwill impairment test should be performed for both the Rest of Products reporting unit and the Duff-Norton reporting unit.

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

The Company performed step one of the two-step impairment test for the Rest of Products and Duff-Norton reporting units as of February 29, 2016. Based on the results of the two-step impairment test, the Company determined that the Rest of Products and Duff-Norton reporting units' fair values were not less than their applicable carrying values.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the years ended March 31, 2016 and 2015 is as follows:

Balance at April 1, 2014	$119,303
Acquisition of STB (See Note 3)	9,487
Currency translation	(7,329)
Balance at March 31, 2015	121,461
STB purchase accounting adjustment (See Note 3)	(1,669)
Acquisition of Magnetek (See Note 3)	49,204
Currency translation	1,720
Balance at March 31, 2016	$170,716

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of March 31, 2016 and 2015, respectively. There were no goodwill impairment losses recorded in fiscal 2016, 2015, or 2014.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Intangible assets at March 31, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,467	$(2,431)	$3,036
Indefinite lived trademark	29,006	—	29,006
Customer relationships	58,535	(10,688)	47,847
Acquired technology	43,198	(1,873)	41,325
Other	1,481	(566)	915
Balance at March 31, 2016	$137,687	$(15,558)	$122,129

Intangible assets at March 31, 2015 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$4,656	$(1,657)	$2,999
Indefinite lived trademark	2,338	—	2,338
Customer relationships	15,653	(7,442)	8,211
Acquired technology	4,960	(218)	4,742
Other	1,251	(437)	814
Balance at March 31, 2015	$28,858	$(9,754)	$19,104

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows.  The weighted-average amortization periods are 18 years for trademarks, 17 years for customer relationships, 18 years for acquired technology, 11 years for other, and 17 years in total. Trademarks with a book value of $29,006,000 have an indefinite useful life and are therefore not being amortized. Total amortization expense was $5,024,000, $2,266,000, and $1,981,000 for fiscal 2016, 2015, and 2014, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $7,000,000.

9.     Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL,” and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the foreign currency forward agreements is reported in foreign currency exchange loss (gain) in the Company’s consolidated statement of operations. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. For derivatives not designated as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s consolidated statements of operations. The cash flow effects of derivatives are reported within net cash provided by operating activities.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with two counterparties as of March 31, 2016.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of March 31, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2016, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2016 fair values reflected in the table below. During the year ended March 31, 2016, the Company was not in default of any of its derivative obligations.

As of March 31, 2016 and 2015, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The Company has foreign currency forward agreements in place to offset changes in the value of intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $2,118,000 and all of the contracts mature by June 30, 2016. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $14,585,000 and all contracts mature within twelve months of March 31, 2016. From its March 31, 2016 balance of AOCL, the Company expects to reclassify approximately $207,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature on February 19, 2020 and have a total notional amount of $161,000,000 as of March 31, 2016. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2016 balance of AOCL, the Company expects to reclassify approximately $700,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the consolidated statements of operations for the years ended March 31, 2016, 2015, and 2014 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2016	Foreign exchange contracts	$(186)	Cost of products sold	$74
2016	Interest rate swap	$(2,025)	Interest expense	$(1,254)

2015	Foreign exchange contracts	$81	Cost of products sold	$(171)
2015	Interest rate swap	$(586)	Interest expense	$—

2014	Foreign exchange contracts	$70	Cost of products sold	$(184)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
March 31,
2016	Foreign currency exchange loss (gain)	$32
2015	Foreign currency exchange loss (gain)	(122)
2014	Foreign currency exchange loss (gain)	(55)

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of March 31, 2016 and 2015 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2016	2015
Foreign exchange contracts	Prepaid expenses and other	$200	$58
Foreign exchange contracts	Accrued Liabilities	(420)	(34)
Interest rate swap	Other Assets	—	71
Interest rate swap	Accrued Liabilities	(1,129)	(1,026)
Interest rate swap	Other non current liabilities	(1,082)	—

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2016	2015
Foreign exchange contracts	Prepaid expenses and other	$96	$61
Foreign exchange contracts	Accrued Liabilities	(7)	(3)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

10.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2016	2015
Accrued payroll	$18,597	$20,041
Interest payable	13	73
Accrued workers compensation	965	944
Accrued income taxes payable	819	2,325
Accrued health insurance	2,498	2,491
Accrued general and product liability costs	3,895	3,500
Customer advances, deposits, and rebates	10,370	8,246
Other accrued liabilities	16,053	12,643
	$53,210	$50,263

Magnetek contributed $5,309,000 to accrued liabilities at March 31, 2016.

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2016	2015
Accumulated postretirement benefit obligation	$4,540	$5,559
Accrued general and product liability costs	10,640	9,030
Accrued pension cost	102,467	56,601
Accrued workers compensation	2,307	1,162
Deferred income tax	59	2,786
Other non-current liabilities	9,626	12,086
	$129,639	$87,224

Magnetek contributed $46,824,000 to other non-current liabilities at March 31, 2016.

11.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2016	2015
Capital lease obligations	$1,590	$2,270
Total senior debt	1,590	2,270
Term loan (net of the unamortized discount of $444 and $558 respectively)	112,056	124,442
Revolving Credit Facility (net of unamortized discount of $821)	154,179	—
Total debt	267,825	126,712
Less: current portion	43,246	13,292
Total debt, less current portion	$224,579	$113,420

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

Through February 19, 2015 the Company had outstanding $150,000,000 principal amount of 7 7/8% Senior Subordinated Notes due 2019 registered under the Securities Act of 1933, as amended (7 7/8% Notes). The offering price of the notes was 98.545% of par after adjustment for original issue discount.

Provisions of the 7 7/8% Notes included, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after February 1, 2015, the 7 7/8% Notes were redeemable at the option of the Company, in whole or in part, at a redemption price of 103.938%, reducing to 101.969% and 100% on February 1, 2016 and February 1, 2017, respectively and were due February 1, 2019. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 7 7/8% Notes could require the Company to repurchase all or a portion of such holder’s 7 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 7 7/8% Notes were guaranteed by certain existing and future U.S. subsidiaries and were not subject to any sinking fund requirements.

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

On September 2, 2015 the Company entered into the first Amendment of the New Credit Agreement (Amended Credit Agreement) exercising the Accordion Feature. The existing Lenders provided additional commitments for the incremental $75,000,000, bringing the total available borrowing capacity under the Amended Credit Agreement facility to an aggregate of $225,000,000.

Additionally on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $40,000,000 of the amount borrowed by March 31, 2016. The Company expects to repay an additional $30,000,000 of the amounts borrowed under the New Revolving Credit Facility over the next 12 months. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

The outstanding balance of the Term Loan was $112,056,000 and $124,442,000 as of March 31, 2016 and 2015 respectively net of the unamortized discount. The company made $12,500,000 of scheduled principal payments during fiscal 2016. The Company is obligated to pay $12,500,000 over the next 12 months. This amount has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the New Revolving Credit Facility totaled $64,341,000 net of outstanding borrowings of $155,000,000 and outstanding letters of credit of $5,659,000 as of March 31, 2016. The outstanding letters of credit at March 31, 2016 consisted of $1,136,000 in commercial letters of credit and $4,523,000 of standby letters of credit.

The gross balances of deferred financing costs were $1,825,000 as of March 31, 2016 and 2015, respectively.  The accumulated amortization balances were $425,000 and $61,000 as of March 31, 2016 and 2015, respectively. The balance at March 31, 2016 is related to the New Credit Agreement.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $1,590,000 and $2,270,000 as of March 31, 2016 and 2015, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The principal payments obligated to be made as of March 31, 2016 on the above debt are as follows:

FY 2017	$13,246
FY 2018	13,256
FY 2019	12,588
FY 2020	230,000
FY 2021	—
Thereafter	—
$269,090

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2016, unsecured credit lines totaled approximately $7,623,000, of which $0 was drawn. In addition, unsecured lines of $8,651,000 were available for bank guarantees issued in the normal course of business of which $4,557,000 was utilized.

12.     Pensions and Other Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$261,540	$225,685
Benefit obligation assumed in Magnetek acquisition	168,855	—
Service cost	2,187	2,153
Interest cost	13,926	9,850
Actuarial (gain) loss	(6,979)	39,131
Benefits paid	(19,196)	(10,219)
Foreign exchange rate changes	814	(5,060)
Benefit obligation at end of year	$421,147	$261,540

Change in plan assets:
Fair value of plan assets at beginning of year	$204,201	$188,228
Plan assets acquired in Magnetek acquisition	127,726	—
Actual gain (loss) on plan assets	(691)	15,799
Employer contribution	5,936	11,013
Benefits paid	(19,196)	(10,219)
Foreign exchange rate changes	(108)	(620)
Fair value of plan assets at end of year	$317,868	$204,201

Funded status	$(103,279)	$(57,339)
Unrecognized actuarial loss	98,630	88,477
Unrecognized prior service cost	15	42
Net amount recognized	$(4,634)	$31,180

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2016	2015
Accrued liabilities	$(812)	$(738)
Other non-current liabilities	(102,467)	(56,601)
Deferred tax effect of accumulated other comprehensive loss	27,256	22,524
Accumulated other comprehensive loss	71,389	65,995
Net amount recognized	$(4,634)	$31,180

In fiscal 2017, an estimated net loss of $3,201,000 and prior service cost of $7,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:

	2016	2015	2014
Service costs—benefits earned during the period	$2,187	$2,153	$2,481
Interest cost on projected benefit obligation	13,926	9,850	9,716
Expected return on plan assets	(19,783)	(14,241)	(12,618)
Net amortization	10	3,517	6,259
Other	2,452	82	—
Net periodic pension cost (benefit)	$(1,208)	$1,361	$5,838

As part of the acquisition of Magnetek, the Company became the sponsor of Magnetek's pension plan ("Magnetek's Plan"), a single-employer defined benefit plan. Magnetek's Plan provides benefits to certain current and former employees of Magnetek. Future benefits under Magnetek's Plan have been frozen since 2003. As of the date of acquisition, the benefit obligation was actuarially determined to be $168,855,000 and the fair value of the Magnetek's Plan assets were $127,726,000.

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2016	2015
Projected benefit obligation	$421,147	$261,540
Fair value of plan assets	317,868	204,201

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2016	2015
Accumulated benefit obligation	$415,772	$255,295
Fair value of plan assets	317,868	204,201

Unrecognized gains and losses are amortized through March 31, 2016 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2016	2015	2014
Discount rate	4.03%	3.83%	4.60%
Expected long-term rate of return on plan assets	7.22%	7.50%	7.50%
Rate of compensation increase	0.44%	2.30%	2.00%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2017	2016	2015
Equity securities	65%	67%	65%
Fixed income	35%	33%	35%
Total plan assets	100%	100%	100%

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $5,961,000 to its pension plans in fiscal 2017.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2017	$8,218
2018	8,435
2019	8,935
2020	9,447
2021	9,932
2022-2026	55,310

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$6,234	$5,873
Interest cost	189	209
Actuarial gain	(887)	660
Benefits paid	(392)	(508)
Benefit obligation at end of year	$5,144	$6,234

Funded status	$(5,144)	$(6,234)
Unrecognized actuarial loss	818	1,794
Net amount recognized	$(4,326)	$(4,440)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2016	2015
Accrued liabilities	$(604)	$(675)
Other non-current liabilities	(4,540)	(5,559)
Deferred tax effect of accumulated other comprehensive loss	1,182	1,554
Accumulated other comprehensive loss	(364)	240
Net amount recognized	$(4,326)	$(4,440)

In fiscal 2017, an estimated net loss of $37,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2016, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2016	2015	2014
Interest cost	$189	$209	$254
Net amortization	89	60	101
Net periodic postretirement benefit cost	$278	$269	$355

For measurement purposes, healthcare costs are assumed to increase 6.75% in fiscal 2017, grading down over time to 5.0% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 3.45% as of March 31, 2016 and 2015.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2017	$604
2018	563
2019	547
2020	510
2021	460
2022-2026	1,859

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$11	$(10)
Effect on postretirement obligation	303	(273)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer or their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2016 was $232,000 and the liability at March 31, 2016 is $4,467,000 with $4,327,000 included in other non-current liabilities and $140,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $2,754,000 and $2,528,000 at March 31, 2016 and 2015, respectively.  The balance is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $3,485,000, $2,998,000, and $2,658,000 for the years ended March 31, 2016, 2015 and 2014, respectively. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2016 contributions.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2016	2015
Asset categories:
Equity securities	$212,301	$132,743
Fixed income securities	104,622	70,493
Cash equivalents	945	965
Total	$317,868	$204,201

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 4. The fair values by category of inputs as of March 31, 2016 and March 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2016:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$142,947	$69,354	$—	$212,301
Fixed income securities	34,326	52,438	17,858	104,622
Cash equivalents	945	—	—	945
Total	$178,218	$121,792	$17,858	$317,868

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2015:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$73,853	$58,890	$—	$132,743
Fixed income securities	53,022	—	17,471	70,493
Cash equivalents	965	—	—	965
Total	$127,840	$58,890	$17,471	$204,201

Level 1 fixed income securities consist of fixed income mutual funds with quoted market prices.

The Level 2 securities are investments in common collective trust funds and certain debt securities. The fair values of the common collective trust fund securities are determined based on the net asset value of these funds.  Each of these investment funds has a stated performance objective to approximate as closely as practicable, before expenses, the performance of the stated benchmark to which the funds are indexed, over the long term.  Redemptions of the units held in these funds may be made on the last business day of each month and on at least one other business day during the month, based on the net asset value per unit of the funds.  We are not aware of any significant restrictions on the issuances or redemptions of units of participation in these funds. Debt securities categorized as level 2 assets are generally valued based on independent broker/dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Fair value of Level 3 fixed income securities at the beginning of the year was $17,471,000. During fiscal 2016 fixed income securities earned investment return of $767,000 and had disbursements of $380,000 resulting in an ending balance of $17,858,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

13.     Employee Stock Ownership Plan (ESOP)

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

Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense was $0, $251,000, and $608,000 recorded in fiscal 2016, 2015, and 2014, respectively, based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2016 and 2015, 398,000 and 423,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2016 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

14.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 282,000, 114,000, and 16,000 common shares were not included in the computation of diluted earnings per share for fiscal 2016, 2015 and 2014, respectively, because they were antidilutive. For the year ended March 31, 2016 an additional 77,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2016	2015	2014
Net income (loss)	$19,579	$27,190	$30,421

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	20,079	19,939	19,655
Effect of dilutive employee stock options, RSU's and performance shares	236	285	295

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	20,315	20,224	19,950

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 13).

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

Stock based compensation expense was $4,063,000, $3,895,000, and $3,633,000 for fiscal 2016, 2015 and 2014, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expenses. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Long Term Incentive Plan

On July 26, 2010, the shareholders of the Company approved the 2010 Long Term Incentive Plan (“LTIP” or the "Plan").  The Company grants share based compensation to eligible participants under the LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 1,250,000 including shares not previously authorized for issuance under any of the Prior Stock Plans and any shares not issued or subject to outstanding awards under the Prior Stock Plans.  As of March 31, 2016, 291,817 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

In connection with the acquisition of Magnetek, the Company agreed to continue the 2014 Stock Incentive Plan of Magnetek, Inc. (the "Magnetek Stock Plan"). In doing so, the Company has available under the Magnetek Stock Plan 205,602 of the Company's shares which can be granted to certain employees as stock based compensation.

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

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2016 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	736,301	14.46
Granted	136,793	18.95
Exercised	(230,619)	9.51
Cancelled	(29,969)	20.00
Outstanding at March 31, 2014	612,506	17.05
Granted	118,060	27.08
Exercised	(87,210)	18.41
Cancelled	(31,207)	15.71
Outstanding at March 31, 2015	612,149	18.86
Granted	157,999	24.94
Exercised	(16,033)	15.07
Cancelled	(35,314)	21.90
Outstanding at March 31, 2016	718,801	20.13	6.64	$465
Exercisable at March 31, 2016	383,631	$17.47	5.30	$378

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2016. The aggregate intrinsic value of outstanding options as of March 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 201,498 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 164,391 exercisable options that were in-the-money at that date. The Company's closing stock price was $15.76 as of March 31, 2016. The total intrinsic value of stock options exercised was $81,000, $839,000, and $3,251,000 during fiscal 2016, 2015 and 2014, respectively. As of March 31, 2016, there are no options available for future grants under the two stock option plans.

The grant date fair value of options that vested was $8.85, $8.52, and $8.11 during fiscal 2016, 2015 and 2014, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2016 and 2015 was approximately $242,000 and $1,607,000, respectively. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2016, $2,045,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.5 years.

Exercise prices for options outstanding as of March 31, 2016, ranged from $13.10 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2016:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	436,886	$16.37	5.52
$20.01 to 30.00	281,915	25.96	8.37
	718,801	$20.13	6.64

The following table provides certain information with respect to stock options exercisable at March 31, 2016:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price
$10.01 to $20.00	342,174	$16.25
$20.01 to $30.00	41,457	27.52
	383,631	$17.47

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $8.58, $10.67, and $8.98 for options granted during fiscal 2016, 2015 and 2014, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2016, 2015 and 2014:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Assumptions:
Risk-free interest rate	0.82%	0.70%	0.41%
Dividend yield	0.60%	0.60%	—%
Volatility factor	0.391	0.453	0.533
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2016, 2015 and 2014 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted stock units for employees prior to fiscal 2016 vest ratably based on service one-third after each of years three, four, and five. Beginning in fiscal 2016 restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2016 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2013	203,644	$15.95
Granted	97,095	20.70
Vested	(89,729)	17.51
Forfeited	(10,416)	16.37
Unvested at March 31, 2014	200,594	$17.53
Granted	85,821	26.38
Vested	(91,439)	19.03
Forfeited	(13,961)	17.16
Unvested at March 31, 2015	181,015	$20.99
Granted	287,585	19.86
Vested	(87,380)	20.20
Forfeited	(9,718)	22.65
Unvested at March 31, 2016	371,502	$20.26

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2016 is $5,267,000 and is expected to be recognized over a weighted average period of 2.6 years.  The fair value of restricted stock units that vested during the year ended March 31, 2016 and 2015 was $2,049,000 and $1,740,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2016, 2015, and 2014. Fiscal year 2016 and 2015 performance shares granted are based upon the Company’s Consolidated Net Revenue for the two year period ended March 31, 2017 and March 31, 2016, respectively. Fiscal 2014 performance shares granted are based upon the Company’s adjusted earnings before interest and taxes (EBIT) for the one year period ended March 31, 2014.  Fiscal year 2016, 2015, and 2014 performance based nonvested shares are recognized as compensation expense based upon their grant date fair value.  This expense is recognized ratably over the three year period that these shares are restricted.  During fiscal 2016, the Company determined that the fiscal year 2015 performance shares would not vest due to the performance condition not being met. The Company reversed $260,000 in stock compensation expense related to these performance shares that was previously recorded in fiscal 2015

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2016 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2013	103,864	$21.47
Granted	46,327	26.79
Unvested at March 31, 2014	150,191	$23.11
Granted	35,001	27.12
Vested	(37,627)	24.65
Forfeited	(34,118)	24.74
Unvested at March 31, 2015	113,447	$23.35
Granted	41,504	24.94
Vested	(53,298)	19.25
Unvested at March 31, 2016	101,653	$26.15

Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2016 was $760,000 and is expected be recognized over a weighted average period of 2.1 years. The fair value of performance shares that vested during the year ended March 31, 2016 was $1,026,000 and $928,000 both years ended March 31, 2015 and 2014.

Directors Stock

During fiscal 2016, 2015 and 2014, a total of 19,384, 17,304, and 12,642 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $22.70, $25.43, and $24.92 for fiscal 2016, 2015 and 2014, respectively. The expense related to the shares for fiscal 2016, 2015 and 2014 was $440,000, $440,000, and $315,000, respectively.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Dividends

On March 31, 2016 the Company's Board of Directors approved payment of a quarterly dividend of $0.04 per common share, representing an annual dividend rate of $0.16 per share. The dividend was paid on May 16, 2016 to shareholders of record on May 6, 2016 and totaled approximately $804,000.

15.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $14,535,000 and $12,530,000 as of March 31, 2016 and 2015, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2016	2015	2014
Accrued general and product liability, beginning of year	$12,530	$14,480	$17,119
Add provision for claims	5,277	3,726	3,292
Additional product liability assumed from Magnetek	1,523	—	—
Deduct payments for claims	(4,795)	(5,676)	(5,931)
Accrued general and product liability, end of year	$14,535	$12,530	$14,480

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2016.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2017.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $5,400,000 and $8,300,000 using actuarial parameters of continued claims for a period of 37 years from March 31, 2016.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $7,198,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2016. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,966,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2016. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In connection with the acquisition of Magnetek, the following loss contingencies have been assumed by the Company:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,371,000 which has been reflected as a liability in the consolidated financial statements at March 31, 2016.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Litigation-Other
In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,200,000 (Euro 1,900,000) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately $3,000,000 (Euro 2,600,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,600,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,200,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016 the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority has up to six months to appeal the decision. The Company believes it will be successful and does not expect to incur a liability related to these tax assessments.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $422,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has recorded total liabilities of $890,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2016 on an undiscounted basis.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

16.     Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2016	2015	2014
Expected tax at 35%	$11,068	$12,605	$14,953
State income taxes net of federal benefit	717	721	1,119
Foreign taxes less than statutory federal rate	(2,370)	(2,471)	(2,284)
Permanent items	1,187	(264)	(384)
Valuation allowance	2,860	(18)	(1,563)
(Utilization)/Expiration of foreign tax credits	(945)	—	1,440
Research and development credits	(200)	(1,641)	(521)
Other	(272)	(107)	(459)
Actual tax provision expense (benefit)	$12,045	$8,825	$12,301

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2016	2015	2014
Current income tax expense (benefit):
United States Federal	$1,905	$2,853	$2,585
State taxes	441	257	701
Foreign	2,363	3,641	3,984
Deferred income tax expense (benefit):
United States	7,235	5,098	6,587
Foreign	101	(3,024)	(1,556)
	$12,045	$8,825	$12,301

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2016	2015
Deferred tax assets:
Federal net operating loss carryforwards	$56,142	$—
State and foreign net operating loss carryforwards	11,797	6,283
Employee benefit plans	38,146	21,641
Insurance reserves	6,144	5,661
Accrued vacation and incentive costs	3,038	3,516
Federal tax credit carryforwards	517	2,134
Equity compensation	3,213	2,496
Other	5,637	3,814
Valuation allowance	(4,131)	(1,977)
Deferred tax assets after valuation allowance	120,503	43,568
Deferred tax liabilities:
Property, plant, and equipment	(3,448)	(3,568)
Intangible assets	(43,956)	(5,949)
Total deferred tax liabilities	(47,404)	(9,517)
Net deferred tax assets (liabilities)	$73,099	$34,051

The Company early adopted the Financial Accounting Standards Boards Accounting Standards Update 2015-17, “Income Taxes (Topic 740)” effective March 31, 2016. The Update requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted this Update on a prospective basis. Therefore, the Company reclassified its current deferred tax assets included in prepaid expenses and other to deferred income taxes (noncurrent asset/noncurrent liability) on its Balance Sheet at March 31, 2016. Net current deferred tax assets of $8,300,000 are included in prepaid expenses and other in the consolidated balance sheet at March 31, 2015. Net current deferred tax liabilities of $158,000 are included in accrued liabilities in the consolidated balance sheet at March 31, 2015.

The gross amount of the Company’s deferred tax assets were $124,634,000 and $45,545,000 at March 31, 2016 and 2015, respectively.

The valuation allowance includes $3,426,000, $1,207,000 and $1,976,000 related to foreign net operating losses at March 31, 2016, 2015 and 2014, respectively. The increase in the foreign valuation allowance is primarily due to recording a valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company.  The Company’s foreign subsidiaries have net operating loss carryforwards that expire in periods ranging from five years to indefinite.

The federal net operating losses arose from the acquisition of Magnetek and have expiration dates ranging from 2020 through 2035. The state net operating losses have expiration dates ranging from 2021 through 2035.  The federal tax credits have indefinite expiration dates.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2016	2015
Net current deferred tax assets	$—	$8,300
Net current deferred tax liabilities	—	(158)
Net non-current deferred tax assets	73,158	28,695
Net non-current deferred tax liabilities	(59)	(2,786)
Net deferred tax assets (liabilities)	$73,099	$34,051

The net current deferred tax assets are included in prepaid expenses. The net current deferred tax liabilities are included in accrued liabilities. Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $5,448,000, $10,570,000, and $11,459,000 for the years ended March 31, 2016, 2015, and 2014, respectively. As of March 31, 2016, the Company had unrecognized deferred tax liabilities related to approximately $95,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2016 and 2015. The tax effects to the Company from these transactions, recorded in additional paid-in capital rather than recognized as an increase in (reduction to) income tax expense, were $118,000 and $(65,000) in fiscal 2016 and 2015, respectively. The fiscal 2016 and 2015 tax windfall (shortfall) was also recognized in the consolidated balance sheet as an increase (decrease) in deferred tax assets.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2016	2015	2014
Beginning balance	$1,833	$2,357	$1,986
Additions for prior year tax positions	—	—	754
Additions for current year tax positions	—	—	828
Reductions for prior year tax positions	—	(198)	—
Settlements	(771)	(50)	—
Foreign currency translation	30	(276)	42
Lapses in statutes of limitation	—	—	(1,253)
Ending balance	$1,092	$1,833	$2,357

The Company had $14,000 and $200,000 accrued for the payment of interest and penalties at March 31, 2016 and 2015, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2016 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for fiscal 2009 and 2010 resulting in no adjustments. Current examinations include an IRS audit for the fiscal year 2015 U.S. income tax return and various state audits.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2013 and in Germany for tax years prior to March 31, 2010.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitation prior to March 31, 2017.

17.     Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2016, 2015, and 2014 was $7,532,000, $5,229,000, and $5,397,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2016 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2017	5,228	1,091	6,319
2018	4,643	727	5,370
2019	3,940	437	4,377
2020	3,501	244	3,745
2021	3,068	178	3,246
Thereafter	9,551	—	9,551
Total	$29,931	$2,677	$32,608

18.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2016	2015	2014
Net sales:
United States	$382,923	$345,244	$338,744
Europe	151,702	161,620	171,605
Canada	20,750	21,731	21,723
Other	41,728	51,048	51,218
Total	$597,103	$579,643	$583,290

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2016	2015	2014
Total assets:
United States	$519,361	$304,888	$374,033
Europe	199,385	208,015	156,101
Canada	9,665	8,055	15,635
Other	44,633	45,366	52,905
Total	$773,044	$566,324	$598,674

	Year Ended March 31,
	2016	2015	2014
Long-lived assets:
United States	$308,504	$142,241	$142,409
Europe	78,831	79,496	65,994
Other	10,300	9,955	10,429
Total	$397,635	$231,692	$218,832

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2016	2015	2014
Hoists	$351,965	$393,571	$400,565
Chain and rigging tools	75,432	76,604	76,112
Industrial cranes	30,526	26,595	18,502
Actuators and rotary unions	63,923	72,021	78,642
Digital power control and delivery systems	50,361	—	—
Elevator application drive systems	14,554	—	—
Other	10,342	10,852	9,469
Total	$597,103	$579,643	$583,290

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

19.     Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2016 and 2015:

	Three Months Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net sales	$136,236	$146,041	$159,738	$155,088
Gross profit	43,584	46,945	48,341	48,393
Income from operations	11,291	6,512	10,958	11,809
Net income	$6,911	$(448)	$7,227	$5,889

Net income per share – basic	$0.35	$(0.02)	$0.36	$0.29

Net income per share – diluted	$0.34	$(0.02)	$0.36	$0.29

	Three Months Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net sales	$142,932	$146,991	$140,791	$148,929
Gross profit	45,565	47,156	43,409	45,477
Income from operations	13,006	16,134	12,615	12,893
Net income	$6,733	$10,599	$7,861	$1,997

Net income per share – basic	$0.34	$0.53	$0.39	$0.10

Net income per share – diluted	$0.34	$0.53	$0.39	$0.08

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2016	2015
Foreign currency translation adjustment – net of tax	$(20,985)	$(24,635)
Pension liability – net of tax	(71,389)	(65,995)
Postretirement obligations – net of tax	364	(240)
Split-dollar life insurance arrangements – net of tax	(1,799)	(1,904)
Derivatives qualifying as hedges – net of tax	(1,564)	(533)
Net unrealized investment gain – net of tax	626	859
Accumulated other comprehensive loss	$(94,747)	$(92,448)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $4,753,000, $13,406,000, and $8,992,000 for 2016, 2015, and 2014 respectively.  Refer to Note 16 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $10,006,000 charge in the minimum pension liability component, $935,000 benefit in the other post retirement obligations component, $747,000 charge in the split dollar life insurance arrangement component, and a $557,000 charge in the net unrealized investment gain component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations. This is in accordance with ASC Topic 740, “Income Taxes,” even though the valuation allowance was initially established by a charge against comprehensive income. These amounts will remain indefinitely as a component of accumulated other comprehensive loss.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $534,000 charge in the minimum pension liability component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2006, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations. This is in accordance with ASC Topic 740, “Income Taxes,” even though the valuation allowance was initially established by a charge against comprehensive income. This amount will remain indefinitely as a component of accumulated other comprehensive loss.

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2016	2015	2014
Net unrealized investment gain (loss) at beginning of year	$859	$1,768	$2,808
Unrealized holdings gain (loss) arising during the period	(79)	433	395
Reclassification adjustments for gain included in earnings	(154)	(1,342)	(1,435)
Net change in unrealized gain (loss) on investments	(233)	(909)	(1,040)
Net unrealized investment gain at end of year	$626	$859	$1,768

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Changes in accumulated other comprehensive income by component for the year ended March 31, 2016 are as follows (in thousands):

	March 31, 2016
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$859	$(68,139)	$(24,635)	$(533)	(92,448)
Other comprehensive income (loss) before reclassification	(79)	(4,749)	3,650	(2,211)	(3,389)
Amounts reclassified from other comprehensive loss to net income	(154)	64	—	1,180	1,090
Net current period other comprehensive (loss) income	(233)	(4,685)	3,650	(1,031)	(2,299)
Ending balance	$626	$(72,824)	$(20,985)	$(1,564)	$(94,747)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2016 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Unrealized gain on investments
	$(237)	Investment income
	(237)	Total before tax
	83	Tax expense
	$(154)	Net of tax

Net amortization of prior service cost
	$99	(1)
	99	Total before tax
	35	Tax benefit
	$64	Net of tax

Change in derivatives qualifying as hedges
	$1,815	Cost of products sold
	1,815	Total before tax
	635	Tax benefit
	$1,180	Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 12 — Pensions and Other Benefit Plans for additional details.)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

21.     Effects of New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This ASU amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASC 606). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that the ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." This ASU eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in AOCI will be recognized through earnings. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments (Topic 815): Contingent Put and Call Options in Debt Instruments (A Consensus of the Emerging Issues Task Force)." This ASU requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion). The amendments in this ASU clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (A Consensus of the Emerging Issues Task Force)". The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet. The ASU effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 17.

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The update requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. The Company has elected to adopted ASU 2015-17 at March 31, 2016 on a prospective basis. Refer to Note 16 for additional information regarding the impact of adopting this ASU.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 requires an entity to measure inventory that is within the scope of this ASU at the lower of cost and net realizable value. Existing impairment models will continue to be used for inventories that are accounted for using the last-in first-out (“LIFO”) method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (A Consensus of the FASB Emerging Issue Task Force)." The ASU provides guidance on the disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient. ASU No. 2015-07 is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides guidance to entities about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance does not change GAAP for an entity's accounting for service contracts. The ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This update is intended to improve certain areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires new disclosures about transfers that are accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2016, 2015 and 2014
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition	Deductions		Balance at End of Period
Year ended March 31, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,155	$(13)	$401	$—	$366	(1)	$2,177
Deferred tax asset valuation allowance	1,977	2,860	(706)	—	—		4,131
Total	$4,132	$2,847	$(305)	$—	$366		$6,308
Reserves on balance sheet:
Accrued general and product liability costs	$12,530	$5,277	$—	$1,523	$4,795	(2)	$14,535
Year ended March 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,323	$876	$—	$—	$1,044	(1)	$2,155
Deferred tax asset valuation allowance	2,361	(19)	(365)	—	—		1,977
Total	$4,684	$857	$(365)	$—	$1,044		$4,132
Reserves on balance sheet:
Accrued general and product liability costs	$14,480	$3,726	$—	$—	$5,676	(2)	$12,530
Year ended March 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,256	$319	$—	$—	$252	(1)	$2,323
Deferred tax asset valuation allowance	3,924	667	(2,230)	—	—		2,361
Total	$6,180	$986	$(2,230)	$—	$252		$4,684
Reserves on balance sheet:
Accrued general and product liability costs	$17,119	$3,292	$—	$—	$5,931	(2)	$14,480

_________________

(1)	Uncollectible accounts written off, net of recoveries

(2)	Insurance claims and expenses paid

(3)	Charged against accumulated other comprehensive loss

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired 100% of the outstanding common shares of Magnetek, Inc. ("Magnetek") on September 2, 2015. Magnetek was excluded from management’s annual report on internal control over financial reporting as of March 31, 2016. The results of Magnetek are included in the Company's fiscal 2016 consolidated financial statements and constituted $256,162,000 and $194,394,000 of total assets and net assets, respectively, as of March 31, 2016 and $65,662,000 and $3,634,000 of net sales and net income, respectively, for the year then ended.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than what is described below.

Effective during our fiscal 2016, we are utilizing the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Magnetek, Inc., which is included in the March 31, 2016 consolidated financial statements of Columbus McKinnon Corporation and constituted $256,162,000 and $194,394,000 of total and net assets, respectively, as of March 31, 2016 and $65,662,000 and $3,634,000 of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Columbus McKinnon Corporation also did not include an evaluation of the internal control over financial reporting of Magnetek, Inc.

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 of Columbus McKinnon Corporation, and our report dated June 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
June 1, 2016

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2016 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2016 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2016 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2016 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2016 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV
Item 15.        Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	96

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

#10.18
Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

#10.19
Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.20
Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

#10.21
Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated  March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.22
Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.23
Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

#10.24
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

#10.25
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.26
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

#10.27
Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 16, 2004 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.28
Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated July 12, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004).

#10.29
Amendment No. 11 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 31, 2005 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.30
Amendment No. 12 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 27, 2005 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.31
Amendment No. 13 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2006 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

#10.32
Amendment No. 14 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2007 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

#10.33
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

#10.41
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 17, 2005 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.42
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.43
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).

#10.44
Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated April 21, 2008 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

#10.45
Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.46
Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement Effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.47
Columbus McKinnon Corporation 2006 Long Term Incentive Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

#10.48
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

#10.50
Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and certain of its executive officers. (incorporated by reference to Appendix to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

# 10.51	Fourth amended and restated credit agreement dated as of December 31, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010)

#10.52	2010 Long Term Incentive Plan effective July 26, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 12, 2010.

#10.53
First Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2010)

#10.54
Second Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2010)

#10.55
Third Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2011)

#10.56
Fourth Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2012)

#10.57
Amendment to the Company’s non-qualified deferred compensation plan, effective January 1, 2013. (incorporated by reference to Exhibit 5.02 of the Company’s Current Report on Form 8-K filed on July 19, 2012)

#10.58
Fifth Amendment to the Company’s Fourth Amended and Restated Credit Agreement dated December 31, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October  24, 2012)

#10.59	Credit agreement dated January 23, 2015. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2015)

#10.60	Amendment to Credit Agreement, dated as of September 2, 2015. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 2, 2015)

#10.61
Agreement and Plan of Merger, dated July 26, 2015 and completed on September 2, 2015. (incorporated by reference to Exhibit 2.1 and 2.2 of the Company’s Current Report on Form 8-K filed on September 2, 2015)

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

Date: June 1, 2016
COLUMBUS McKINNON CORPORATION

	By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2016
Timothy T. Tevens

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	June 1, 2016
Gregory P. Rustowicz

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	June 1, 2016

Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	June 1, 2016

Richard H. Fleming

/s/ Linda A. Goodspeed	Director	June 1, 2016

Linda A. Goodspeed

/s/ Liam G. McCarthy	Director	June 1, 2016

Liam G. McCarthy

/s/ Heath A. Mitts	Director	June 1, 2016

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	June 1, 2016

Nicholas T. Pinchuk

/s/ Stephen Rabinowitz	Director	June 1, 2016

Stephen Rabinowitz

/s/ R. Scott Trumbull	Director	June 1, 2016

R. Scott Trumbull