Form 10-Q
period 2016-06-30
COLUMBUS MCKINNON CORP
filed 2016-07-28
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to

Commission File Number:       0-27618

Columbus McKinnon Corporation
(Exact name of registrant as specified in its charter)

New York	16-0547600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Crosspoint Parkway, Getzville, NY	14068
(Address of principal executive offices)	(Zip code)

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

The number of shares of common stock outstanding as of July 26, 2016 was: 20,195,564 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2016

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$43,163	$51,603
Trade accounts receivable	79,063	83,812
Inventories	118,875	118,049
Prepaid expenses and other	16,243	19,265
Total current assets	257,344	272,729
Property, plant, and equipment, net	101,948	104,790
Goodwill	170,003	170,716
Other intangibles, net	120,149	122,129
Marketable securities	10,706	18,186
Deferred taxes on income	72,201	73,158
Other assets	11,089	11,143
Total assets	$743,440	$772,851

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$31,699	$36,061
Accrued liabilities	48,546	53,210
Current portion of long term debt	44,279	43,246
Total current liabilities	124,524	132,517
Senior debt, less current portion	457	844
Term loan and revolving credit facility	205,760	223,542
Other non current liabilities	122,585	129,639
Total liabilities	453,326	486,542
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 20,164,477 and 20,109,868 shares issued and outstanding	202	201
Additional paid in capital	207,462	206,682
Retained earnings	180,574	174,173
Accumulated other comprehensive loss	(98,124)	(94,747)
Total shareholders' equity	290,114	286,309
Total liabilities and shareholders' equity	$743,440	$772,851

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands, except per share data)
Net sales	$149,013	$136,236
Cost of products sold	100,966	92,652
Gross profit	48,047	43,584

Selling expenses	18,814	16,598
General and administrative expenses	16,282	15,102
Amortization of intangibles	1,750	593
	36,846	32,293

Income from operations	11,201	11,291
Interest and debt expense	2,574	1,156
Investment (income) loss	(217)	(128)
Foreign currency exchange (gain) loss	(563)	(185)
Other (income) expense, net	(80)	(5)
Income before income tax expense	9,487	10,453
Income tax expense	3,086	3,542
Net income	6,401	6,911
Retained earnings - beginning of period	174,173	157,811
Retained earnings - end of period	$180,574	$164,722

Average basic shares outstanding	20,135	20,022
Average diluted shares outstanding	20,266	20,229

Basic income per share:	$0.32	$0.35

Diluted income per share:	$0.32	$0.34

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Net income	$6,401	$6,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,586)	4,674
Change in derivatives qualifying as hedges, net of taxes of $41 and $(64)	(76)	118
Change in pension liability and postretirement obligation, net of taxes of $(121) and $93	224	(173)
Adjustments for unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(66) and $98	122	(181)
Reclassification adjustment for gain (loss) included in net income, net of taxes of $33 and $(2)	(61)	4
Net change in unrealized gain (loss) on investments	61	(177)
Total other comprehensive income (loss)	(3,377)	4,442
Comprehensive income	$3,024	$11,353

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,401	$6,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,001	3,972
Deferred income taxes and related valuation allowance	969	(916)
Net gain on sale of real estate, investments, and other	(93)	(150)
Stock-based compensation	1,147	911
Amortization of deferred financing costs and discount on debt	172	119
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	4,018	9,621
Inventories	(1,896)	(6,027)
Prepaid expenses	3,049	2,164
Other assets	(25)	3,286
Trade accounts payable	(2,557)	(5,575)
Accrued liabilities	(3,485)	(902)
Non-current liabilities	(6,496)	(10,212)
Net cash provided by (used for) operating activities	7,205	3,202

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	7,772	57
Purchases of marketable securities	(105)	(7)
Capital expenditures	(4,301)	(4,079)
Net cash provided by (used for) investing activities	3,366	(4,029)

FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(13,500)	—
Repayment of debt	(3,274)	(3,236)
Dividends paid	(804)	(800)
Other	(367)	(847)
Net cash provided by (used for) financing activities	(17,945)	(4,883)
Effect of exchange rate changes on cash	(1,066)	718
Net change in cash and cash equivalents	(8,440)	(4,992)
Cash and cash equivalents at beginning of year	51,603	63,056
Cash and cash equivalents at end of period	$43,163	$58,064

Supplementary cash flow data:
Interest paid	$2,489	$1,019
Income taxes paid (refunded), net	$428	$(1,309)
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2016

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2016, the results of its operations for the three month periods ended June 30, 2016 and June 30, 2015, and cash flows for the three months ended June 30, 2016 and June 30, 2015, have been included. Results for the period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2016.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure materials and people. Key products include hoists, rigging tools, cranes, and actuators. On September 2, 2015, the Company acquired 100% of the shares of Magnetek, Inc. (“Magnetek”), which is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three month period ended June 30, 2016, approximately 63% of sales were to customers in the United States.

2.    Acquisitions

On December 30, 2014 the Company acquired 100% of the outstanding common shares of Stahlhammer Bommern GmbH (“STB”) located in Hamm, Germany, a privately-owned company with annual sales of approximately $16,000,000. STB manufactures a large range of lifting tools and forged parts that are able to withstand particularly heavy, static and dynamic loads, including single and ramshorn lifting hooks. In connection with the acquisition of STB, the Company withheld $5,431,000 to be paid to the seller upon satisfaction of certain conditions. $822,000 of the amounts withheld related to a working capital adjustment which was paid during fiscal 2016. The remaining $4,609,000 was paid to the seller during the quarter ended June 30, 2016.

On September 2, 2015, the Company completed its acquisition of Magnetek, a designer and manufacturer of digital power and motion control solutions for material handling, elevators, and mining applications. Please refer to the Company's annual report on form 10-K for the fiscal year ended March 31, 2016 ("2016 10-K") for further details on the assets acquired and liabilities assumed related to the Magnetek transaction.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Magnetek had occurred as of April 1, 2015. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of April 1, 2015 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

	Three Months Ended
	June 30, 2016	June 30, 2015
Net sales	$149,013	$162,558
Net income	$6,401	$7,582
Net income per share - Basic	$0.32	$0.38
Net income per share - Diluted	$0.32	$0.37

On July 15, 2016, the Company purchased 100% of the assets of Ergomatic Products LLC ("Ergomatic"), a designer and manufacturer of ergonomic lift assists, articulating arms, torque tubes, and pneumatic control systems for material handling and tool suspension applications. The purchase price of the transaction was $1,175,000, of which $587,000 was paid to the seller on the day of closing with the remainder due to the seller over a two year period. The Company has not completed the allocation of the purchase price to the net assets acquired.

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,706	$10,706	$—	$—
Annuity contract	3,318	—	3,318	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(64)	—	(64)	—
Interest rate swaps	(2,436)	—	(2,436)	—

Disclosed at fair value:
Term loan and revolving credit facility	$(249,510)	$—	$(249,510)	$—
Senior debt	(986)	—	(986)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$18,186	$18,186	$—	$—
Annuity contract	3,267		3,267
Derivative assets (liabilities):
Foreign exchange contracts	(131)	—	(131)	—
Interest rate swap	(2,211)	—	(2,211)	—

Disclosed at fair value:
Term loan and revolving credit facility	$(266,235)	$—	$(266,235)	$—
Senior debt	(1,590)	—	(1,590)	—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2016, the term loan, revolver borrowings, and senior debt have been recorded at carrying value which approximates fair value.

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

Please refer to the 2016 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2016 balance sheet.

4.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2016	March 31, 2016
At cost - FIFO basis:
Raw materials	$72,858	$74,968
Work-in-process	19,515	18,877
Finished goods	41,489	41,517
Total at cost FIFO basis	133,862	135,362
LIFO cost less than FIFO cost	(14,987)	(17,313)
Net inventories	$118,875	$118,049

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

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and product liability insurance claims filed through CM Insurance Company, Inc. ("CMIC"), a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three months ended June 30, 2016 or June 30, 2015.

During the quarter ended June 30, 2016, CMIC obtained approval from New York State Department of Finance Services to loan $6,000,000 to the Company based on arms-length terms and conditions.  To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000.

The following is a summary of available-for-sale securities at June 30, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$10,506	$291	$91	$10,706

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2016 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,049	$65
Securities in a continuous loss position for more than 12 months	2,280	26
	$3,329	$91

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at June 30, 2016 were temporary in nature.

Net realized gains related to sales of marketable securities were $93,000 and $6,000, in the three month periods ended June 30, 2016 and June 30, 2015, respectively.

The following is a summary of available-for-sale securities at March 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$18,080	$253	$147	$18,186

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of June 30, 2016 and March 31, 2016.   Only two of the four reporting units carried goodwill at June 30, 2016 and March 31, 2016. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,600,000 and $9,627,000 at June 30, 2016 and March 31, 2016, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings design, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $160,403,000 and $161,089,000 at June 30, 2016 and March 31, 2016, respectively. Both STB and Magnetek have been determined to be a part of the Rest of Products reporting unit.

Refer to the 2016 10-K for information regarding our annual goodwill impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended June 30, 2016.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. A summary of changes in goodwill during the three months ended June 30, 2016 is as follows (in thousands):

Balance at April 1, 2016	$170,716
Currency translation	(713)
Balance at June 30, 2016	$170,003

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of June 30, 2016 and March 31, 2016, respectively. There were no goodwill impairment losses recorded in the three-month periods ended June 30, 2016 and 2015.

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,338	$(2,459)	$2,879	$5,467	$(2,431)	$3,036
Indefinite lived trademark	28,977	—	28,977	29,006	—	$29,006
Customer relationships	58,152	(11,390)	46,762	58,535	(10,688)	47,847
Acquired technology	43,198	(2,546)	40,652	43,198	(1,873)	$41,325
Other	1,498	(619)	879	1,481	(566)	915
Total	$137,163	$(17,014)	$120,149	$137,687	$(15,558)	$122,129

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 18 years for trademarks, 17 years for customer relationships, 18 years for acquired technology, 11 years for other, and 17 years in total. Trademarks with a book value of $28,977,000 as of June 30, 2016 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $1,750,000 and $593,000 for the three month periods ended June 30, 2016 and 2015, respectively. The increase relates to amortization of intangible assets acquired in the Magnetek acquisition. Based on the current amount of identifiable intangible assets, the estimated amortization expense is approximately $7,000,000 for fiscal years 2017 through 2021.

7.    Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL,” and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange (gain) loss in the Company’s condensed consolidated statement of operations and retained earnings. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s condensed consolidated statements of operations and retained earnings. The cash flow effects of derivatives are reported within net cash provided by operating activities.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of June 30, 2016.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2016, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2016 fair values reflected in the table below. During the three months ended June 30, 2016, the Company was not in default of any of its derivative obligations.

As of June 30, 2016, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has foreign currency forward agreements in place to offset changes in the value of intercompany loans to foreign subsidiaries, as well as forecasted cash flows of a contract, due to changes in foreign exchange rates. The notional amount of these derivatives is $2,333,000 and all of the contracts mature by March 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies, as well as forecasted cash flows of a contract. The notional amount of those derivatives is $14,021,000 and all contracts mature within 12 months of June 30, 2016. From its June 30, 2016 balance of AOCL, the Company expects to reclassify approximately $18,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan and the net borrowings outstanding under the revolving credit facility. The amortizing interest rate swaps mature on February 19, 2020 and have a total notional amount of $153,500,000 as of June 30, 2016. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its June 30, 2016 balance of AOCL, the Company expects to reclassify approximately $728,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
June 30, 2016	Foreign exchange contracts	$135	Cost of products sold	$59
June 30, 2016	Interest rate swaps	(495)	Interest Expense	(343)

June 30, 2015	Foreign exchange contracts	(185)	Cost of products sold	33
June 30, 2015	Interest rate swap	336	Interest expense	—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
June 30, 2016	Foreign currency exchange gain/loss	$(95)
June 30, 2015	Foreign currency exchange gain/loss	(37)

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of June 30, 2016 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	March 31, 2016
Foreign exchange contracts	Prepaid expenses and other	$261	$200
Foreign exchange contracts	Accrued Liabilities	(320)	(420)
Interest rate swap	Accrued Liabilities	(1,174)	(1,129)
Interest rate swap	Other non current liabilities	(1,262)	(1,082)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	March 31, 2016
Foreign exchange contracts	Prepaid expenses and other	$20	$96
Foreign exchange contracts	Accrued Liabilities	(25)	(7)

8.    Debt

The Company, Columbus McKinnon Dutch Holdings 3 B.V. (“BV 3”), and Columbus McKinnon EMEA GmbH (“EMEA GMBH”) as borrowers (collectively referred to as the "Borrowers"), entered into a credit agreement (the "Credit Agreement") on January 23, 2015. In connection with the Credit Agreement, the Borrowers entered into a $150,000,000 New Revolving Credit Facility and established a new $125,000,000 delayed draw senior secured Term Loan. The Company’s previously existing credit agreement (the "Replaced Revolving Credit Facility") was terminated in connection with this transaction. Both the New Revolving Credit Facility and the Term Loan have five-year terms maturing in 2020. The New Revolving Credit Facility has an initial term ending January 23, 2020 and the Term Loan has a term ending February 19, 2020. Refer to the Company's consolidated financial statements included in its 2016 10-K for further information about both the New Credit Agreement as well as the New Revolving Credit Facility.

The Company initially borrowed $124,442,000 under the Term Loan. The Term Loan proceeds were net of fees paid to the lenders of $558,000 which were accounted for as a debt discount. The Company used the proceeds to redeem all of its outstanding $150 million Senior Subordinated 7 7/8% Notes.

On September 2, 2015 the Company exercised the $75,000,000 Accordion Feature offered under the New Credit Agreement. The existing lenders provided additional commitments for the incremental $75,000,000, bringing the total available borrowing capacity under the New Revolving Credit facility to an aggregate of $225,000,000.

Additionally, on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $53,500,000 of the amount borrowed by June 30, 2016. The Company expects to repay an additional $31,250,000 of the amounts borrowed under the New Revolving Credit Facility over the next 12 months. $31,250,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The outstanding balance of the Term Loan was $109,375,000 as of June 30, 2016. The company made $3,125,000 of scheduled principal payments during the quarter ended June 30, 2016. $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the New Revolving Credit Facility totaled $78,845,000, net of outstanding borrowings of $141,500,000 and outstanding letters of credit of $4,655,000 as of June 30, 2016. The outstanding letters of credit at June 30, 2016 consisted of $749,000 in commercial letters of credit and $3,906,000 of standby letters of credit.

During the quarter ended June 30, 2016, the Company adopted ASU No. 2015-03 "Interest - Imputation of Interest (subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The ASU is required to be retrospectively applied to the March 31, 2016 balance sheet. In accordance with this ASU, Term Loan related deferred financing costs and accumulated amortization netting to $193,000 as of March 31, 2016 have been reclassified from other assets to discount on term loan on the Company's condensed consolidated balance sheet. The balance at June 30, 2016 is $180,000.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and included in other assets is $1,574,000 as of June 30, 2016 and March 31, 2016. The accumulated amortization balances were $446,000 and $367,000 as of June 30, 2016 and March 31, 2016 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $986,000 and $1,590,000 as of June 30, 2016 and March 31, 2016 respectively, are included in senior debt in the consolidated balance sheets. $529,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2016, unsecured credit lines totaled approximately $7,440,000, of which $0 was drawn. In addition, unsecured lines of $8,384,000 were available for bank guarantees issued in the normal course of business of which $4,632,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2016 10-K for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension (benefit) cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended
	June 30, 2016	June 30, 2015
Service costs	$451	$517
Interest cost	4,115	2,459
Expected return on plan assets	(5,619)	(3,679)
Net amortization	794	909
Settlement	247	—
Net periodic pension (benefit) cost	$(12)	$206

As part of the acquisition of Magnetek, the Company became the sponsor of Magnetek's pension plan ("Magnetek's Plan"), a single-employer defined benefit plan. Magnetek's Plan provides benefits to certain current and former employees of Magnetek. Future benefits under Magnetek's Plan have been frozen since 2003. The net periodic pension (benefit) cost for the three-months ended June 30, 2016 includes a benefit related to the Magnetek Plan of $607,000.

During the quarter ended June 30, 2016, certain terminated employees in the Company's foreign pension plans accepted an offer to settle their pension obligation with a lump sum payment. The settlement was required to be offered under the employment law of the foreign jurisdiction. The settlement resulted in a loss of $247,000 included within net periodic pension (benefit) cost.

The Company currently plans to contribute approximately $5,942,000 to its pension plans in fiscal 2017.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended
	June 30, 2016	June 30, 2015
Interest cost	$42	$51
Amortization of plan net losses	9	33
Net periodic postretirement cost	$51	$84

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2016 10-K.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Numerator for basic and diluted earnings per share:
Net income	$6,401	$6,911

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	20,135	20,022
Effect of dilutive employee stock options and other share-based awards	131	207
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,266	20,229

Stock options and performance shares with respect to 784,000 and 274,000 common shares for the three months ended June 30, 2016 and 2015, respectively were not included in the computation of diluted earnings per share because they were antidilutive. For the three months ended June 30, 2016 an additional 47,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

On July 26, 2010, the shareholders of the Company approved the 2010 Long Term Incentive Plan (“2010 LTIP”).  The Company grants share based compensation to eligible participants under the 2010 LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 1,250,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.

On July 18, 2016, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“2016 LTIP”) which will replace the 2010 Long Term Incentive Plan.  The Company will grant future share based compensation to eligible participants under the 2016 LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.

During the first three months of fiscal 2017 and 2016, there were no shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2016, 87,000 shares of restricted stock units vested and were issued.

On July 18, 2016 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on August 22, 2016 to shareholders of record on August 12, 2016. The dividend payment is expected to be approximately $805,000.

Refer to the Company’s consolidated financial statements included in its 2016 10-K for further information on its earnings per share and stock plans.

11.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,487,000 as of June 30, 2016.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 5).

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2017.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $5,400,000 and $8,300,000 using actuarial parameters of continued claims for a period of 37 years from June 30, 2016.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,711,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2016. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,424,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2016. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,352,000 which has been reflected as a liability in the consolidated financial statements at June 30, 2016.

Litigation-Other
In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,100,000 (Euro 1,900,000) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately $2,900,000 (Euro 2,600,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,400,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,100,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority has up to six months to appeal the decision. The Company believes it will be successful and does not expect to incur a liability related to these tax assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2017.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2017. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $529,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has recorded total liabilities of $785,000 for all environmental matters in the consolidated financial statements as of June 30, 2016 on an undiscounted basis.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 33% and 34% in the quarters ended June 30, 2016 and June 30, 2015, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 30% to 32% for fiscal 2017.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended June 30, 2016 are as follows (in thousands):

	Three months ended June 30, 2016
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$626	$(72,824)	$(20,985)	$(1,564)	$(94,747)
Other comprehensive income (loss) before reclassification	122	(458)	(3,586)	(360)	(4,282)
Amounts reclassified from other comprehensive loss	(61)	682	—	284	905
Net current period other comprehensive income (loss)	61	224	(3,586)	(76)	(3,377)
Ending balance net of tax	$687	$(72,600)	$(24,571)	$(1,640)	$(98,124)

Details of amounts reclassified out of AOCL for the three-month period ended June 30, 2016 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(94)	Investment income
	(94)	Total before tax
	33	Tax expense
	$(61)	Net of tax

Net amortization of prior service cost and pension settlement
	$1,050	(1)
	1,050	Total before tax
	(368)	Tax benefit
	$682	Net of tax

Change in derivatives qualifying as hedges
	$(91)	Cost of products sold
	528	Interest expense
	437	Total before tax
	(153)	Tax benefit
	$284	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

14.    Effects of New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.

The Company is evaluating the potential impact of adopting the above revenue standards on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet. The ASU effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Information about our undiscounted future lease payments and the timing of those payments is included in Note 17 of our 2016 10-K.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amounts as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The ASU provides guidance to entities about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance does not change GAAP for an entity's accounting for service contracts. The ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, "Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The ASU provides the use of a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect those contributions as significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement date and the entity's fiscal year-end that are not caused by the entity. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Refer to Note 8 for the impact that adopting this standard had on the Company's consolidated financial statements.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading worldwide designer, manufacturer and marketer of material handling products, systems and services which efficiently and safely move, lift, position and secure materials and people. In September, we significantly expanded our product and solutions offerings with the acquisition of Magnetek. Key products include hoists, actuators, cranes, rigging tools, and digital power control systems. We are focused on serving commercial and industrial applications that require the safety and quality in moving material and people provided by our superior design and engineering know-how.

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

Our revenue base is geographically diverse with approximately 37% derived from customers outside the U.S. for the quarter ended June 30, 2016. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase our revenue and operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduced defects, shortened lead times, improved inventory turns and on-time deliveries, reduced warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management. We are also aggressively pursuing cost reduction opportunities to enhance future margins.

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

Results of Operations

Three Months Ended June 30, 2016 and June 30, 2015

Net sales in the fiscal 2017 quarter ended June 30, 2016 were $149,013,000, up $12,777,000 or 9.4% from the fiscal 2016 quarter ended June 30, 2015 net sales of $136,236,000. Net sales were positively impacted $23,890,000 by the Magnetek acquisition and $327,000 by price increases, offset by $10,016,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $1,424,000 for the three months ended June 30, 2016.

Gross profit in the fiscal 2017 quarter ended June 30, 2016 was $48,047,000, an increase of $4,463,000 or 10.2% from the fiscal 2016 quarter ended June 30, 2015 gross profit of $43,584,000. Gross profit margin increased slightly to 32.2% in the fiscal 2017 three months ended from 32.0% in fiscal 2016. The increase in gross profit was due to $8,368,000 from our Magnetek acquisition, $1,387,000 in increased productivity and other favorable manufacturing adjustments, and $585,000 in fiscal 2016 purchase accounting amortization and facility consolidation costs which did not recur in fiscal 2017, offset by $4,502,000 in decreased volume, $833,000 in increased product liability costs, and material inflation net of price increases of $80,000. The translation of foreign currencies had a $462,000 unfavorable impact on gross profit in the three months ended June 30, 2016.

Selling expenses were $18,814,000 and $16,598,000 in the fiscal 2017 and 2016 first quarters ended June 30, 2016 and 2015, respectively. As a percentage of consolidated net sales, selling expenses remained relatively consistent at 12.6% and 12.2% in the fiscal 2017 and 2016 three months ended June 30, 2016 and 2015. The acquisition of Magnetek contributed an additional $3,063,000 in selling expense for the three months ended June 30, 2016. Foreign currency translation had a $210,000 favorable impact on selling expenses.

General and administrative expenses were $16,282,000 and $15,102,000 in the fiscal 2017 and 2016 first quarters ended June 30, 2016 and 2015, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.9% and 11.1% in the fiscal 2017 and 2016 three months ended June 30, 2016 and 2015. The acquisition of Magnetek added an additional $1,531,000 to general and administrative expenses for the three months ended June 30, 2016. Foreign currency translation had a $136,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $1,750,000 and $593,000 in the fiscal 2017 and 2016 first quarters ended June 30, 2016 and 2015, respectively. The increase relates to amortization of intangibles acquired in the Magnetek acquisition.

Interest and debt expense was $2,574,000 in the quarter ended June 30, 2016 compared to $1,156,000 in the quarter ended June 30, 2015. The increase in interest and debt expense relates to increased borrowings used to fund the Magnetek purchase.

Investment income of $217,000 and $128,000 in the fiscal 2017 and 2016 first quarters ended June 30, 2016 and 2015, respectively related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 33% and 34% in the quarters ended June 30, 2016 and June 30, 2015, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 30% to 32% for fiscal 2017.

Liquidity and Capital Resources

Cash and cash equivalents totaled $43,163,000 at June 30, 2016, a decrease of $8,440,000 from the March 31, 2016 balance of $51,603,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $7,205,000 for the three months ended June 30, 2016 compared with net cash provided by operating activities of $3,202,000 for the three months ended June 30, 2015. In addition to net income and adjustments to net income, net cash provided by operating activities for the three months ended June 30, 2016 consisted of net collections on trade accounts receivable of $4,018,000. This increase in cash was offset by a decrease non-current liabilities of $6,496,000. The reduction in non-current liabilities was primarily due to contributions made to the Magnetek pension plan.

In connection with the acquisition of Magnetek, there are $58,000,000 in deferred tax assets related to net operating losses that will reduce cash taxes paid in future years.

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

Cash flow provided by investing activities

Net cash provided by investing activities was $3,366,000 for the three months ended June 30, 2016 compared with net cash used for investing activities of $4,029,000 for the three months ended June 30, 2015. The most significant source of cash provided by investing activities is $7,667,000 in net cash proceeds from the sale of marketable equity securities. Capital expenditures for the three months ended June 30, 2016 totaled $4,301,000.

The net cash used for investing activities for the three months ended June 30, 2015 is primarily capital expenditures of $4,079,000.

Cash flow provided by financing activities

Net cash used for financing activities was $17,945,000 for the three months ended June 30, 2016 compared with net cash used for financing activities of $4,883,000 for the three months ended June 30, 2015. The most significant uses of cash were repayments on our revolving credit facility of $13,500,000 and repayments on our other long term debt totaling $3,274,000, of which $3,125,000 is a scheduled principal payment on our Term Loan. The remaining net cash used for financing activities for the three months ended June 30, 2016 primarily relates to dividends paid of $804,000 and $367,000 in net outflows from stock related transactions.

The most significant use of cash for the three months ended June 30, 2015 is $3,236,000 for the repayment of debt, of which $3,125,000 is a scheduled principal payment on our Term Loan. The remaining net cash used for financing activities for the three months ended June 30, 2015 primarily relates to dividends paid of $800,000 and $847,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of June 30, 2016, $40,224,000 of cash and cash equivalents were held by foreign subsidiaries.

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

Additionally, on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $53,500,000 of the amount borrowed by June 30, 2016. The Company expects to repay an additional $31,250,000 under the New Revolving Credit Facility over the next 12 months. As a result, $31,250,000 has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The outstanding balance of the Term Loan is $109,375,000 as of June 30, 2016. The Company made $3,125,000 of scheduled principal payments during the quarter ended June 30, 2016. $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the Current Revolving Credit Facility totaled $78,845,000, net of outstanding borrowings of $141,500,000, and outstanding letters of credit of $4,655,000, as of June 30, 2016. The outstanding letters of credit at June 30, 2016 consisted of $749,000 in commercial letters of credit and $3,906,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $122,008,000 at June 30, 2016.

In accordance with the ASU No. 2015-03 "Interest - Imputation of Interest (subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" issued by the FASB in April 2015, Term Loan related deferred financing costs and accumulated amortization netting to $193,000 as of March 31, 2016 have been reclassified from other assets to discount on term loan on the Company's condensed consolidated balance sheet. The balance at June 30, 2016 is $180,000.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and included in other assets is $1,574,000 as of June 30, 2016 and March 31, 2016. The accumulated amortization balances were $446,000 and $367,000 as of June 30, 2016 and March 31, 2016 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $986,000 and $1,590,000 as of June 30, 2016 and March 31, 2016, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets. $529,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2016, unsecured credit lines totaled approximately $7,440,000, of which $0 was drawn. In addition, unsecured lines of $8,384,000 were available for bank guarantees issued in the normal course of business, of which $4,632,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2016 and June 30, 2015 were $4,301,000 and $4,079,000, respectively. We expect capital spending for fiscal 2017 to be approximately $18,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,600,000 and $160,403,000, respectively, at June 30, 2016.

Refer to our 2016 10-K for additional information regarding our annual goodwill impairment process. We currently do not believe that it is more likely than not that the fair value of each of our reporting units is less than that its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

Seasonality and Quarterly Results

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, legal settlements, gains or losses in our portfolio of marketable securities, restructuring charges, favorable or unfavorable foreign currency translation, divestitures and acquisitions. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 14 to the accompanying consolidated financial statements included in this quarterly report on form 10-Q.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of fiscal 2016.

Item 4.    Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2016 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets June 30, 2016 and March 31, 2016;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended June 30, 2016 and 2015;

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 28, 2016	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)