Form 10-Q
period 2016-09-30
COLUMBUS MCKINNON CORP
filed 2016-10-28
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2016
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

The number of shares of common stock outstanding as of October 26, 2016 was: 20,234,389 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2016

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$45,705	$51,603
Trade accounts receivable	80,351	83,812
Inventories	116,192	118,049
Prepaid expenses and other	14,239	19,265
Total current assets	256,487	272,729
Property, plant, and equipment, net	102,209	104,790
Goodwill	170,404	170,716
Other intangibles, net	119,294	122,129
Marketable securities	9,482	18,186
Deferred taxes on income	70,668	73,158
Other assets	11,200	11,143
Total assets	$739,744	$772,851

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$31,087	$36,061
Accrued liabilities	48,956	53,210
Current portion of long term debt	43,045	43,246
Total current liabilities	123,088	132,517
Senior debt, less current portion	278	844
Term loan and revolving credit facility	196,478	223,542
Other non current liabilities	121,315	129,639
Total liabilities	441,159	486,542
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 20,232,706 and 20,109,868 shares issued and outstanding	202	201
Additional paid in capital	208,818	206,682
Retained earnings	186,582	174,173
Accumulated other comprehensive loss	(97,017)	(94,747)
Total shareholders' equity	298,585	286,309
Total liabilities and shareholders' equity	$739,744	$772,851

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands, except per share data)
Net sales	$151,925	$146,041	$300,938	$282,277
Cost of products sold	102,196	99,096	203,162	191,748
Gross profit	49,729	46,945	97,776	90,529

Selling expenses	19,032	17,399	37,846	33,997
General and administrative expenses	16,313	22,040	32,595	37,142
Amortization of intangibles	1,765	994	3,515	1,587
	37,110	40,433	73,956	72,726

Income from operations	12,619	6,512	23,820	17,803
Interest and debt expense	2,525	1,632	5,099	2,788
Investment (income) loss	(88)	(376)	(305)	(504)
Foreign currency exchange (gain) loss	(220)	1,459	(783)	1,274
Other (income) expense, net	(48)	(108)	(128)	(113)
Income before income tax expense	10,450	3,905	19,937	14,358
Income tax expense	3,634	4,353	6,720	7,895
Net income (loss)	6,816	(448)	13,217	6,463
Dividends declared	(808)	(804)	(808)	(804)
Retained earnings - beginning of period	180,574	164,722	174,173	157,811
Retained earnings - end of period	$186,582	$163,470	$186,582	$163,470

Average basic shares outstanding	20,202	20,086	20,169	20,054
Average diluted shares outstanding	20,368	20,086	20,325	20,277

Basic income (loss) per share:	$0.34	$(0.02)	$0.66	$0.32

Diluted income (loss) per share:	$0.33	$(0.02)	$0.65	$0.32

Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Net income	$6,816	$(448)	$13,217	$6,463
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	569	(2,264)	(3,017)	2,410
Change in derivatives qualifying as hedges, net of taxes of $(274), $199, $(233), and $136	508	(370)	432	(252)
Change in pension liability and postretirement obligation, net of taxes of $9, $(11), $(111), and $82	(17)	20	207	(153)
Adjustments for unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(33), $223, $(98), and $331	61	(433)	183	(614)
Reclassification adjustment for gain (loss) included in net income, net of taxes of $7, $(79), $40, and $(82)	(14)	147	(75)	151
Net change in unrealized gain (loss) on investments	47	(286)	108	(463)
Total other comprehensive income (loss)	1,107	(2,900)	(2,270)	1,542
Comprehensive income	$7,923	$(3,348)	$10,947	$8,005

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,217	$6,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,928	8,521
Deferred income taxes and related valuation allowance	2,075	668
Net gain on sale of real estate, investments, and other	(115)	(375)
Stock-based compensation	2,539	2,042
Amortization of deferred financing costs and discount on debt	344	256
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	3,049	3,631
Inventories	1,152	(6,150)
Prepaid expenses	5,102	776
Other assets	(227)	3,873
Trade accounts payable	(3,112)	(6,983)
Accrued liabilities	(2,801)	1,449
Non-current liabilities	(7,502)	(10,054)
Net cash provided by (used for) operating activities	25,649	4,117

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	9,192	5,057
Purchases of marketable securities	(207)	(4,212)
Capital expenditures	(8,450)	(8,707)
Purchase of business, net of cash acquired	(587)	(182,467)
Net cash provided by (used for) investing activities	(52)	(190,329)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	139	159
Net borrowings (repayments) under line-of-credit agreements	(21,000)	179,057
Repayment of debt	(6,550)	(6,523)
Restricted cash related to purchase of business	(588)	—
Dividends paid	(1,611)	(1,604)
Other	(541)	(849)
Net cash provided by (used for) financing activities	(30,151)	170,240
Effect of exchange rate changes on cash	(1,344)	1,642
Net change in cash and cash equivalents	(5,898)	(14,330)
Cash and cash equivalents at beginning of year	51,603	63,056
Cash and cash equivalents at end of period	$45,705	$48,726

Supplementary cash flow data:
Interest paid	$4,863	$2,486
Income taxes paid (refunded), net	$1,039	$2,407
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2016

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2016, the results of its operations for the three and six month periods ended September 30, 2016 and September 30, 2015, and cash flows for the six months ended September 30, 2016 and September 30, 2015, have been included. Results for the period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2016.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure materials and people. Key products include hoists, rigging tools, cranes, and actuators. On September 2, 2015, the Company acquired 100% of the shares of Magnetek, Inc. (“Magnetek”), which is a global provider of digital power control systems that are used to control motion and power primarily in material handling, elevator, and mining applications. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and six month periods ended September 30, 2016, approximately 65% and 64%, respectively, of sales were to customers in the United States.

2.    Acquisitions

On December 30, 2014 the Company acquired 100% of the outstanding common shares of Stahlhammer Bommern GmbH (“STB”) located in Hamm, Germany, a privately-owned company with annual sales of approximately $16,000,000. STB manufactures a large range of lifting tools and forged parts that are able to withstand particularly heavy, static and dynamic loads, including single and ramshorn lifting hooks. In connection with the acquisition of STB, the Company withheld $5,431,000 to be paid to the seller upon satisfaction of certain conditions. $822,000 of the amounts withheld related to a working capital adjustment which was paid during fiscal 2016. The remaining $4,609,000 was paid to the seller during fiscal 2017.

On September 2, 2015, the Company completed its acquisition of Magnetek, a designer and manufacturer of digital power and motion control solutions for material handling, elevators, and mining applications. The Company has completed its allocation of the purchase price to assets acquired and liabilities assumed, which has not changed since March 31, 2016. Please refer to the Company's annual report on form 10-K for the fiscal year ended March 31, 2016 ("2016 10-K") for further details on the assets acquired and liabilities assumed related to the Magnetek transaction.

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

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$151,925	$163,902	$300,938	$326,461
Net income	$6,816	$4,098	$13,217	$11,762
Net income per share - Basic	$0.34	$0.20	$0.66	$0.59
Net income per share - Diluted	$0.33	$0.20	$0.65	$0.58

On July 15, 2016, the Company purchased 100% of the assets of Ergomatic Products LLC ("Ergomatic"), a designer and manufacturer of ergonomic lift assists, articulating arms, torque tubes, and pneumatic control systems for material handling and tool suspension applications. The purchase price of the transaction was $1,175,000, of which $587,000 is paid to the seller on the day of closing with the remainder due to the seller over a two year period.

In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $294,000 is expected to be paid to the seller within one year of the period ending September 30, 2016 and the remaining $294,000 is expected to be paid within two years. The Company has recorded short term restricted cash on its condensed consolidated balance sheets of $294,000 within prepaid expenses and other and long term restricted cash of $294,000 in other assets at September 30, 2016. Further, the Company has recorded a short term liability to the seller of $294,000 within accrued liabilities and a long term liability to the seller of $294,000 within other non current liabilities at September 30, 2016.

The purchase price has been preliminarily allocated to the assets and liabilities assumed as of the date of acquisition. Adjustments may be made if new information is obtained during the measurement period. The identifiable intangible assets acquired primarily includes engineered drawings of $677,000 with an estimated useful life of 20 years. The preliminary assignment of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$212
Property, plant and equipment	246
Intangible assets	717
Total purchase consideration	$1,175

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
The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$9,482	$9,482	$—	$—
Annuity contract	3,018	—	3,018	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(1)	—	(1)	—
Interest rate swaps	(1,474)	—	(1,474)	—

Disclosed at fair value:
Term loan and revolving credit facility	$(238,978)	$—	$(238,978)	$—
Senior debt	(823)	—	(823)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$18,186	$18,186	$—	$—
Annuity contract	3,267		3,267
Derivative assets (liabilities):
Foreign exchange contracts	(131)	—	(131)	—
Interest rate swap	(2,211)	—	(2,211)	—

Disclosed at fair value:
Term loan and revolving credit facility	$(266,235)	$—	$(266,235)	$—
Senior debt	(1,590)	—	(1,590)	—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At September 30, 2016, the term loan, revolver borrowings, and senior debt have been recorded at carrying value which approximates fair value.

Assets and liabilities that were measured on a non-recurring basis during fiscal 2017 include assets and liabilities acquired in connection with the acquisition of Ergomatic (Note 2). The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs as of the acquisition date on July 15, 2016. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. The most significant valuation input included an engineering cost per hour of $40.86 for engineered drawings.

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

4.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2016	March 31, 2016
At cost - FIFO basis:
Raw materials	$72,303	$74,968
Work-in-process	21,089	18,877
Finished goods	38,528	41,517
Total at cost FIFO basis	131,920	135,362
LIFO cost less than FIFO cost	(15,728)	(17,313)
Net inventories	$116,192	$118,049

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three and six months ended September 30, 2016 or September 30, 2015.

During fiscal 2017, CMIC obtained approval from New York State Department of Finance Services to loan $6,000,000 to the Company based on arms-length terms and conditions.  To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000.

The following is a summary of available-for-sale securities at September 30, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$9,210	$274	$2	$9,482

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2016 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,171	$2
Securities in a continuous loss position for more than 12 months	—	—
	$1,171	$2

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at September 30, 2016 were temporary in nature.

Net realized gains related to sales of marketable securities were $21,000 and $226,000, in the three month periods ended September 30, 2016 and September 30, 2015, respectively and $115,000 and $233,000 for the six months periods ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$18,080	$253	$147	$18,186

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of September 30, 2016 and March 31, 2016.   Only two of the four reporting units carried goodwill at September 30, 2016 and March 31, 2016. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,613,000 and $9,627,000 at September 30, 2016 and March 31, 2016, respectively, and the Rest of Products reporting unit (representing the hoist, chain, forgings, and digital power and motion control businesses) had goodwill of $160,791,000 and $161,089,000 at September 30, 2016 and March 31, 2016, respectively. STB, Magnetek, and Ergomatic have been determined to be a part of the Rest of Products reporting unit.

Refer to the 2016 10-K for information regarding our annual goodwill impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the

Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended September 30, 2016.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. A summary of changes in goodwill during the three months ended September 30, 2016 is as follows (in thousands):

Balance at April 1, 2016	$170,716
Currency translation	(312)
Balance at September 30, 2016	$170,404

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of September 30, 2016 and March 31, 2016, respectively. There were no goodwill impairment losses recorded in the three and six month periods ended September 30, 2016 and 2015.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,397	$(2,561)	$2,836	$5,467	$(2,431)	$3,036
Indefinite lived trademark	28,991	—	28,991	29,006	—	$29,006
Customer relationships	58,346	(12,446)	45,900	58,535	(10,688)	47,847
Acquired technology	43,876	(3,225)	40,651	43,198	(1,873)	$41,325
Other	1,604	(688)	916	1,481	(566)	915
Total	$138,214	$(18,920)	$119,294	$137,687	$(15,558)	$122,129

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 18 years for trademarks, 17 years for customer relationships, 18 years for acquired technology, 8 years for other, and 17 years in total. Trademarks with a book value of $28,991,000 as of September 30, 2016 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $1,765,000 and $994,000 for the three month periods ended September 30, 2016 and 2015, respectively. Total amortization expense was $3,515,000 and $1,587,000 for the six month periods ended September 30, 2016 and 2015, respectively. The increases relate to amortization of intangible assets acquired in the Magnetek acquisition. Based on the current amount of identifiable intangible assets, the estimated amortization expense is approximately $7,000,000 annually for fiscal years 2017 through 2021.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of September 30, 2016.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2016 fair values reflected in the table below. During the six months ended September 30, 2016, the Company was not in default of any of its derivative obligations.

As of September 30, 2016, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has foreign currency derivative agreements in place to offset changes in the value of intercompany loans to foreign subsidiaries, as well as forecasted cash flows of a contract, due to changes in foreign exchange rates. The notional amount of these derivatives is $2,318,000 and all of the contracts mature by March 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies, as well as forecasted cash flows of a contract. The notional amount of those derivatives is $13,592,000 and all contracts mature within 12 months of September 30, 2016. From its September 30, 2016 balance of AOCL, the Company expects to reclassify approximately $108,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan and the net borrowings outstanding under the revolving credit facility. The amortizing interest rate swaps mature on February 19, 2020 and have a total notional amount of $147,000,000 as of September 30, 2016. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its September 30, 2016 balance of AOCL, the Company expects to reclassify approximately $471,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
September 30, 2016	Foreign exchange contracts	$(38)	Cost of products sold	$48
September 30, 2016	Interest rate swaps	262	Interest Expense	(332)

September 30, 2015	Foreign exchange contracts	256	Cost of products sold	4
September 30, 2015	Interest rate swap	(1,223)	Interest expense	(601)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
September 30, 2016	Foreign currency exchange gain/loss	$(9)
September 30, 2015	Foreign currency exchange gain/loss	82

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the six months ended September 30, 2016 and 2015 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
September 30, 2016	Foreign exchange contracts	$97	Cost of products sold	$107
September 30, 2016	Interest rate swaps	(233)	Interest Expense	(675)

September 30, 2015	Foreign exchange contracts	71	Cost of products sold	37
September 30, 2015	Interest rate swap	(887)	Interest expense	(601)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
September 30, 2016	Foreign currency exchange gain/loss	$(104)
September 30, 2015	Foreign currency exchange gain/loss	45

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of September 30, 2016 and March 31, 2016 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	March 31, 2016
Foreign exchange contracts	Prepaid expenses and other	$241	$200
Foreign exchange contracts	Accrued Liabilities	(228)	(420)
Interest rate swap	Accrued Liabilities	(759)	(1,129)
Interest rate swap	Other non current liabilities	(715)	(1,082)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	March 31, 2016
Foreign exchange contracts	Prepaid expenses and other	$21	$96
Foreign exchange contracts	Accrued Liabilities	(35)	(7)

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

The Company initially borrowed $124,442,000 under the Term Loan. The Term Loan proceeds were net of fees paid to the lenders of $558,000 which were accounted for as a debt discount. The Company used the proceeds to redeem all of its outstanding $150,000,000 Senior Subordinated 7 7/8% Notes.

On September 2, 2015 the Company exercised the $75,000,000 Accordion Feature offered under the New Credit Agreement. The existing lenders provided additional commitments for the incremental $75,000,000, bringing the total available borrowing capacity under the New Revolving Credit facility to an aggregate of $225,000,000.

Additionally, on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $61,000,000 of the amount borrowed by September 30, 2016. The Company expects to repay an additional $30,000,000 of the amounts borrowed under the New Revolving Credit Facility over the next 12 months. $30,000,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The outstanding balance of the Term Loan was $106,250,000 as of September 30, 2016. The company made $3,125,000 of scheduled principal payments during the quarter ended September 30, 2016 and $6,250,000 during the six months ended September 30, 2016. $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the New Revolving Credit Facility totaled $86,821,000, net of outstanding borrowings of $134,000,000 and outstanding letters of credit of $4,179,000 as of September 30, 2016. The outstanding letters of credit at September 30, 2016 consisted of $272,000 in commercial letters of credit and $3,907,000 of standby letters of credit.

During the quarter ended June 30, 2016, the Company adopted ASU No. 2015-03 "Interest - Imputation of Interest (subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The ASU is required to be retrospectively applied to the March 31, 2016 balance sheet. In accordance with this ASU, Term Loan related deferred financing costs and accumulated amortization netting to $193,000 as of March 31, 2016 have been reclassified from other assets to discount on term loan on the Company's condensed consolidated balance sheet. The balance at September 30, 2016 is $168,000.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and included in other assets is $1,574,000 as of September 30, 2016 and March 31, 2016. The accumulated amortization balances were $525,000 and $367,000 as of September 30, 2016 and March 31, 2016 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $823,000 and $1,590,000 as of September 30, 2016 and March 31, 2016 respectively, are included in senior debt in the consolidated balance sheets. $545,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2016, unsecured credit lines totaled approximately $4,720,000, of which $0 was drawn. In addition, unsecured lines of $10,733,000 were available for bank guarantees issued in the normal course of business of which $4,057,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2016 10-K for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension (benefit) cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service costs	$451	$513	$902	$1,030
Interest cost	4,116	3,033	8,231	5,492
Expected return on plan assets	(5,618)	(4,398)	(11,237)	(8,077)
Net amortization	796	911	1,590	1,820
Settlement	—	—	247	—
Net periodic pension (benefit) cost	$(255)	$59	$(267)	$265

As part of the acquisition of Magnetek, the Company became the sponsor of Magnetek's pension plan ("Magnetek's Plan"), a single-employer defined benefit plan. Magnetek's Plan provides benefits to certain current and former employees of Magnetek. Future benefits under Magnetek's Plan have been frozen since 2003. The net periodic pension (benefit) cost for the three and six months ended September 30, 2016 includes a benefit related to the Magnetek Plan of $607,000 and $1,213,000, respectively.

During the first quarter of fiscal 2017, certain terminated employees in the Company's foreign pension plans accepted an offer to settle their pension obligation with a lump sum payment. The settlement was required to be offered under the employment law of the foreign jurisdiction. The settlement resulted in a loss of $247,000 included within net periodic pension (benefit) cost.

The Company currently plans to contribute approximately $5,947,000 to its pension plans in fiscal 2017.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest cost	$42	$51	$84	$102
Amortization of plan net losses	10	32	19	65
Net periodic postretirement cost	$52	$83	$103	$167

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2016 10-K.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator for basic and diluted earnings per share:
Net income (loss)	$6,816	$(448)	$13,217	$6,463

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	20,202	20,086	20,169	20,054
Effect of dilutive employee stock options and other share-based awards	166	—	156	223
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,368	20,086	20,325	20,277

Stock options and performance shares with respect to 711,000 common shares for the three and six months ended September 30, 2016, respectively and 272,000 common shares for the six month period ended September 30, 2015 were not included in the computation of diluted earnings per share because they were antidilutive. Stock options, restricted stock units, and performance shares with respect to 804,000 common shares for the three months ended September 30, 2015 were not included in the computation of diluted loss per share because they were antidilutive as a result of the Company's net loss. For the three and six months ended September 30, 2016 an additional 119,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

On July 18, 2016, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“2016 LTIP”) which replaced the 2010 Long Term Incentive Plan.  The Company grants share based compensation to eligible participants under the 2016 LTIP. The total number of shares of common stock with respect to which awards may be granted under the plan is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.

During the first six months of fiscal 2017 and 2016, there were no shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2016, 87,000 shares of restricted stock units vested and were issued.

On October 23, 2016 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on November 21, 2016 to shareholders of record on November 11, 2016. The dividend payment is expected to be approximately $810,000.

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $12,483,000 as of September 30, 2016.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 5).

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal defense costs to range between $5,400,000 and $8,300,000 using actuarial parameters of continued claims for a period of 37 years from September 30, 2016.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,143,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2016. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability and legal defense payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,091,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2016. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal defense costs is estimated to be approximately $1,249,000 which has been reflected as a liability in the consolidated financial statements at September 30, 2016.

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

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,500,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,100,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority has up to six months to appeal the decision. The Company believes it will be successful and does not expect to incur a liability related to these tax assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first six months of fiscal year 2017.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal year 2017. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $326,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has recorded total liabilities of $754,000 for all environmental matters in the consolidated financial statements as of September 30, 2016 on an undiscounted basis.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 35% and 111% in the quarters ended September 30, 2016 and September 30, 2015, respectively and 34% and 55% for the six-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 30% to 32% for fiscal 2017.

For the three and six months ended September 30, 2015, income taxes as a percentage of income before income taxes was higher than our annual rate for fiscal 2016 due to the effect of recording a deferred tax asset valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company as well as acquisition deal costs. The effect of recording this valuation allowance resulted in an additional $1,997,000 of income tax expense for the three and six months ended September 30, 2015 and increased the effective tax rate by 51 and 14 percentage points for these same periods, respectively.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and six-month period ended September 30, 2016 are as follows (in thousands):

	Three months ended September 30, 2016
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$687	$(72,600)	$(24,571)	$(1,640)	$(98,124)
Other comprehensive income (loss) before reclassification	61	(541)	569	224	313
Amounts reclassified from other comprehensive loss	(14)	524	—	284	794
Net current period other comprehensive income (loss)	47	(17)	569	508	1,107
Ending balance net of tax	$734	$(72,617)	$(24,002)	$(1,132)	$(97,017)

	Six months ended September 30, 2016
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$626	$(72,824)	$(20,985)	$(1,564)	$(94,747)
Other comprehensive income (loss) before reclassification	183	(999)	(3,017)	(136)	(3,969)
Amounts reclassified from other comprehensive loss	(75)	1,206	—	568	1,699
Net current period other comprehensive income (loss)	108	207	(3,017)	432	(2,270)
Ending balance net of tax	$734	$(72,617)	$(24,002)	$(1,132)	$(97,017)

Details of amounts reclassified out of AOCL for the three-month period ended September 30, 2016 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(21)	Investment income
	(21)	Total before tax
	7	Tax expense
	$(14)	Net of tax

Net amortization of prior service cost and pension settlement
	$806	(1)
	806	Total before tax
	(282)	Tax benefit
	$524	Net of tax

Change in derivatives qualifying as hedges
	$(74)	Cost of products sold
	511	Interest expense
	437	Total before tax
	(153)	Tax benefit
	$284	Net of tax

Details of amounts reclassified out of AOCL for the six-month period ended September 30, 2016 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(115)	Investment income
	(115)	Total before tax
	40	Tax expense
	$(75)	Net of tax

Net amortization of prior service cost and pension settlement
	$1,856	(1)
	1,856	Total before tax
	(650)	Tax benefit
	$1,206	Net of tax

Change in derivatives qualifying as hedges
	$(164)	Cost of products sold
	1,038	Interest expense
	874	Total before tax
	(306)	Tax benefit
	$568	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

14.    Effects of New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The standard clarifies the classification of certain cash receipts and cash payments in the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading worldwide designer, manufacturer and marketer of material handling products, systems and services which efficiently and safely move, lift, position and secure materials and people. In September of 2015, we significantly expanded our product and solutions offerings with the acquisition of Magnetek. Key products include hoists, actuators, cranes, rigging tools, and digital power control systems. We are focused on serving commercial and industrial applications that require the safety and quality in moving material and people provided by our superior design and engineering know-how.

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

Our revenue base is geographically diverse with approximately 36% derived from customers outside the U.S. for the six months ended September 30, 2016. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are supported by our solid capital structure, including our liquidity position and flexible debt structure.

Results of Operations

Three Months Ended September 30, 2016 and September 30, 2015

Net sales in the fiscal 2017 quarter ended September 30, 2016 were $151,925,000, up $5,884,000 or 4.0% from the fiscal 2016 quarter ended September 30, 2015 net sales of $146,041,000. Net sales were positively impacted $16,421,000 by the Magnetek acquisition and $273,000 by price increases, offset by $9,471,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $1,339,000 for the three months ended September 30, 2016.

Gross profit in the fiscal 2017 quarter ended September 30, 2016 was $49,729,000, an increase of $2,784,000 or 5.9% from the fiscal 2016 quarter ended September 30, 2015 gross profit of $46,945,000. Gross profit margin increased to 32.7% in the fiscal 2017 three months ended from 32.1% in fiscal 2016. The increase in gross profit was due to $5,872,000 from our Magnetek acquisition, $651,000 in increased productivity and favorable manufacturing costs, and $686,000 in fiscal 2016 purchase accounting amortization and facility consolidation costs which did not recur in fiscal 2017, offset by $3,521,000 in decreased volume, $444,000 in increased product liability costs due to a legal settlement, and material inflation net of price increases of $66,000. The translation of foreign currencies had a $394,000 unfavorable impact on gross profit in the three months ended September 30, 2016.

Selling expenses were $19,032,000 and $17,399,000 in the fiscal 2017 and 2016 second quarters ended September 30, 2016 and 2015, respectively. As a percentage of consolidated net sales, selling expenses increased slightly to 12.5% from 11.9% in the fiscal 2017 and 2016 three months ended September 30, 2016 and 2015. The acquisition of Magnetek contributed an additional $2,000,000 in selling expense for the three months ended September 30, 2016. Foreign currency translation had a $177,000 favorable impact on selling expenses.

General and administrative expenses were $16,313,000 and $22,040,000 in the fiscal 2017 and 2016 second quarters ended September 30, 2016 and 2015, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.7% and 15.1% in the fiscal 2017 and 2016 three months ended September 30, 2016 and 2015. Fiscal 2016 general administrative expenses included $5,332,000 in Magnetek acquisition costs and $2,300,000 in non-recurring acquisition-related severance costs. Excluding these non-recurring costs, the acquisition of Magnetek added an additional $1,197,000 to general and administrative expenses for the three months ended September 30, 2016. Foreign currency translation had a $73,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $1,765,000 and $994,000 in the fiscal 2017 and 2016 second quarters ended September 30, 2016 and 2015, respectively. The increase relates to amortization of intangibles acquired in the Magnetek acquisition.

Interest and debt expense was $2,525,000 in the quarter ended September 30, 2016 compared to $1,632,000 in the quarter ended September 30, 2015. The increase in interest and debt expense relates to increased borrowings used to fund the Magnetek purchase.

Investment income of $88,000 and $376,000 in the fiscal 2017 and 2016 second quarters ended September 30, 2016 and 2015, respectively related to realized earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 35% and 111% in the quarters ended September 30, 2016 and September 30, 2015, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 30% to 32% for fiscal 2017.

For the three months ended September 30, 2015, income taxes as a percentage of income before income taxes was higher than our annual rate for fiscal 2016 due to the effect of recording a deferred tax asset valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company. The effect of recording this valuation allowance resulted in an additional $1,997,000 of income tax expense for the three months ended September 30, 2015 and increased the effective tax rate by 51 percentage points for this same period.

Six Months Ended September 30, 2016 and September 30, 2015

Net sales in the fiscal 2017 six months ended September 30, 2016 were $300,938,000, up $18,661,000 or 6.6% from the fiscal 2016 six months ended September 30, 2015 net sales of $282,277,000. Net sales were positively impacted $40,311,000 by the Magnetek acquisition and $600,000 by price increases, offset by $19,487,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $2,763,000 for the six months ended September 30, 2016.

Gross profit in the fiscal 2017 six months ended September 30, 2016 was $97,776,000, an increase of $7,247,000 or 8.0% from the fiscal 2016 six months ended September 30, 2015 gross profit of $90,529,000. Gross profit margin increased to 32.5% in the fiscal 2017 six months ended from 32.1% in fiscal 2016. The increase in gross profit was due to $14,240,000 from our Magnetek acquisition, $2,038,000 in increased productivity and favorable manufacturing costs, and $1,271,000 in fiscal 2016 purchase accounting amortization and facility consolidation costs which did not recur in fiscal 2017, offset by $8,023,000 in decreased volume, $1,277,000 in increased product liability costs due to legal settlements, and material inflation net of price increases of $146,000. The translation of foreign currencies had an $856,000 unfavorable impact on gross profit in the six months ended September 30, 2016.

Selling expenses were $37,846,000 and $33,997,000 in the fiscal 2017 and 2016 six months ended September 30, 2016 and 2015, respectively. As a percentage of consolidated net sales, selling expenses remained relatively consistent at 12.6% and 12.0% in the fiscal 2017 and 2016 six months ended September 30, 2016 and 2015. The acquisition of Magnetek contributed an additional $5,063,000 in selling expense for the six months ended September 30, 2016. Foreign currency translation had a $387,000 favorable impact on selling expenses.

General and administrative expenses were $32,595,000 and $37,142,000 in the fiscal 2017 and 2016 six months ended September 30, 2016 and 2015, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.8% and 13.2% in the fiscal 2017 and 2016 six months ended September 30, 2016 and 2015. Fiscal 2016 general administrative expenses included $5,332,000 in Magnetek acquisition deal costs and $2,300,000 in non-recurring acquisition-related severance costs. Excluding these non-recurring costs, the acquisition of Magnetek added an additional $2,728,000 to general and administrative expenses for the six months ended September 30, 2016. Foreign currency translation had a $208,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $3,515,000 and $1,587,000 in the fiscal 2017 and 2016 six months ended September 30, 2016 and 2015, respectively. The increase relates to amortization of intangibles acquired in the Magnetek acquisition.

Interest and debt expense was $5,099,000 in the six months ended September 30, 2016 compared to $2,788,000 in the six months ended September 30, 2015. The increase in interest and debt expense relates to increased borrowings used to fund the Magnetek purchase.

Investment income of $305,000 and $504,000 in the fiscal 2017 and 2016 six months ended September 30, 2016 and 2015, respectively related to realized earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 34% and 55% in the six months ended September 30, 2016 and September 30, 2015, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the six months ended September 30, 2015, income taxes as a percentage of income before income taxes was higher than our annual rate for fiscal 2016 due to the effect of recording a deferred tax asset valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company. The effect of recording this valuation allowance resulted in an additional $1,997,000 of income tax expense for the six months ended September 30, 2015 and increased the effective tax rate by 14 percentage points for this same period.

Liquidity and Capital Resources

Cash and cash equivalents totaled $45,705,000 at September 30, 2016, a decrease of $5,898,000 from the March 31, 2016 balance of $51,603,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $25,649,000 for the six months ended September 30, 2016 compared with net cash provided by operating activities of $4,117,000 for the six months ended September 30, 2015. In addition to net income and adjustments to net income, net cash provided by operating activities for the six months ended September 30, 2016 consisted of net collections on trade accounts receivable of $3,049,000. This increase in cash was offset by a decrease non-current liabilities of $7,502,000. The reduction in non-current liabilities was primarily due to contributions made to the Magnetek pension plan as well as certain legal settlements paid.

In connection with the acquisition of Magnetek, there are approximately $56,000,000 in deferred tax assets related to net operating losses that will reduce cash taxes paid in future years.

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

Cash flow provided by investing activities

Net cash used for investing activities was $52,000 for the six months ended September 30, 2016 compared with net cash used for investing activities of $190,329,000 for the six months ended September 30, 2015. The most significant source of cash provided by investing activities in the six months ended September 30, 2016 is $8,985,000 in net cash proceeds from the sale of marketable equity securities. Offsetting this source of cash are capital expenditures totaling $8,450,000 and the acquisition of Ergomatic of which $587,000 was paid during the six months ended September 30, 2016.

The most significant use of cash for the six months ended September 30, 2015 relates to our acquisition of Magnetek which totaled $182,467,000, net of cash acquired. Capital expenditures for the six months ended September 30, 2015 totaled $8,707,000.

Cash flow provided by financing activities

Net cash used for financing activities was $30,151,000 for the six months ended September 30, 2016 compared with net cash provided by financing activities of $170,240,000 for the six months ended September 30, 2015. The most significant uses of cash were repayments on our revolving credit facility of $21,000,000 and repayments on our other long term debt totaling $6,550,000, of which $6,250,000 is scheduled principal payments on our Term Loan. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. This cash was classified as other assets on the Company's balance sheet and was classified as a use of cash for financing activities. The remaining net cash used for financing activities for the six months ended September 30, 2016 primarily relates to dividends paid of $1,611,000 and $402,000 in net outflows from stock related transactions.

The most significant source of cash for the six months ended September 30, 2015 was net borrowings under our revolving credit facility of $179,057,000. This borrowing was used to fund the Magnetek acquisition. Offsetting this source of cash was $6,523,000 used for the repayment of debt. The remaining net cash used for financing activities for the six months ended September 30, 2015 primarily relates to dividends paid of $1,604,000 and $690,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of September 30, 2016, $41,400,000 of cash and cash equivalents were held by foreign subsidiaries.

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

Additionally, on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $61,000,000 of the amount borrowed by September 30, 2016. The Company expects to repay an additional $30,000,000 under the New Revolving Credit Facility over the next 12 months. As a result, $30,000,000 has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The outstanding balance of the Term Loan is $106,250,000 as of September 30, 2016. The Company made $3,125,000 of scheduled principal payments during the quarter ended September 30, 2016 and $6,250,000 during the six months ended September 30, 2016. $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the Current Revolving Credit Facility totaled $86,821,000, net of outstanding borrowings of $134,000,000, and outstanding letters of credit of $4,179,000, as of September 30, 2016. The outstanding letters of credit at September 30, 2016 consisted of $272,000 in commercial letters of credit and $3,907,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $132,526,000 at September 30, 2016.

In accordance with the ASU No. 2015-03 "Interest - Imputation of Interest (subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" issued by the FASB in April 2015, Term Loan related deferred financing costs and accumulated amortization netting to $193,000 as of March 31, 2016 have been reclassified from other assets to discount on term loan on the Company's condensed consolidated balance sheet. The balance at September 30, 2016 is $168,000.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and included in other assets is $1,574,000 as of September 30, 2016 and March 31, 2016. The accumulated amortization balances were $525,000 and $367,000 as of September 30, 2016 and March 31, 2016 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $823,000 and $1,590,000 as of September 30, 2016 and March 31, 2016, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets. $545,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2016, unsecured credit lines totaled approximately $4,720,000, of which $0 was drawn. In addition, unsecured lines of $10,733,000 were available for bank guarantees issued in the normal course of business, of which $4,057,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2016 and September 30, 2015 were $8,450,000 and $8,707,000, respectively. We expect capital spending for fiscal 2017 to be approximately $16,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,613,000 and $160,791,000, respectively, at September 30, 2016.

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

Item 4.    Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2016, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets September 30, 2016 and March 31, 2016;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and six months ended September 30, 2016 and 2015;

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2016 and 2015

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 28, 2016	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)