Form 10-Q
period 2016-12-31
COLUMBUS MCKINNON CORP
filed 2017-01-26
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2016
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

The number of shares of common stock outstanding as of January 24, 2017 was: 20,247,726 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2016

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$51,538	$51,603
Trade accounts receivable	74,853	83,812
Inventories	109,131	118,049
Prepaid expenses and other	16,293	19,265
Total current assets	251,815	272,729
Property, plant, and equipment, net	99,163	104,790
Goodwill	168,513	170,716
Other intangibles, net	117,002	122,129
Marketable securities	8,147	18,186
Deferred taxes on income	69,608	73,158
Other assets	11,364	11,143
Total assets	$725,612	$772,851

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$28,209	$36,061
Accrued liabilities	51,212	53,210
Current portion of long term debt	13,051	43,246
Total current liabilities	92,472	132,517
Senior debt, less current portion	136	844
Term loan and revolving credit facility	220,946	223,542
Other non current liabilities	119,735	129,639
Total liabilities	433,289	486,542
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 20,247,113 and 20,109,868 shares issued and outstanding	202	201
Additional paid in capital	210,502	206,682
Retained earnings	186,277	174,173
Accumulated other comprehensive loss	(104,658)	(94,747)
Total shareholders' equity	292,323	286,309
Total liabilities and shareholders' equity	$725,612	$772,851

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands, except per share data)
Net sales	$152,497	$159,738	$453,435	$442,015
Cost of products sold	107,676	111,397	310,838	303,145
Gross profit	44,821	48,341	142,597	138,870

Selling expenses	17,988	19,295	55,834	53,292
General and administrative expenses	19,751	16,399	52,346	53,541
Amortization of intangibles	1,765	1,689	5,280	3,276
	39,504	37,383	113,460	110,109

Income from operations	5,317	10,958	29,137	28,761
Interest and debt expense	2,299	2,425	7,398	5,213
Investment (income) loss	(61)	(164)	(366)	(668)
Foreign currency exchange (gain) loss	1,673	476	890	1,750
Other (income) expense, net	(110)	(189)	(238)	(302)
Income before income tax expense	1,516	8,410	21,453	22,768
Income tax expense	1,011	1,183	7,731	9,078
Net income (loss)	505	7,227	13,722	13,690
Dividends declared	(810)	(804)	(1,618)	(1,608)
Retained earnings - beginning of period	186,582	163,470	174,173	157,811
Retained earnings - end of period	$186,277	$169,893	$186,277	$169,893

Average basic shares outstanding	20,239	20,104	20,192	20,071
Average diluted shares outstanding	20,490	20,295	20,400	20,299

Basic income (loss) per share:	$0.02	$0.36	$0.68	$0.68

Diluted income (loss) per share:	$0.02	$0.36	$0.67	$0.67

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Net income	$505	$7,227	$13,722	$13,690
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,805)	(4,667)	(11,822)	(2,257)
Change in derivatives qualifying as hedges, net of taxes of $(638), $(432), $(870), and $(296)	1,184	802	1,616	550
Change in pension liability and postretirement obligation, net of taxes of $(69), $(83), $(180), and $0	128	153	335	—
Adjustments for unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $79, $(78), $(19), and $253	(147)	145	35	(469)
Reclassification adjustment for gain (loss) included in net income, net of taxes of $0, $(1), $41, and $(83)	(1)	2	(75)	153
Net change in unrealized gain (loss) on investments	(148)	147	(40)	(316)
Total other comprehensive income (loss)	(7,641)	(3,565)	(9,911)	(2,023)
Comprehensive (loss) income	$(7,136)	$3,662	$3,811	$11,667

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2016	December 31, 2015
	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,722	$13,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,695	13,872
Deferred income taxes and related valuation allowance	2,627	290
Net gain on sale of real estate, investments, and other	(116)	(379)
Stock-based compensation	4,027	3,368
Amortization of deferred financing costs and discount on debt	515	428
Loss on revaluation of foreign exchange option	1,826	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	6,909	13,451
Inventories	5,267	(790)
Prepaid expenses and other	8,153	2,100
Other assets	(483)	3,249
Trade accounts payable	(5,465)	(9,713)
Accrued liabilities	2,082	2,856
Non-current liabilities	(8,239)	(9,520)
Net cash provided by (used for) operating activities	48,520	32,902

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	10,336	5,732
Purchases of marketable securities	(242)	(4,239)
Capital expenditures	(11,274)	(15,518)
Purchase of business, net of cash acquired	(588)	(182,467)
Purchase of foreign exchange option	(6,370)	—
Net cash provided by (used for) investing activities	(8,138)	(196,492)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	353	242
Net borrowings (repayments) under line-of-credit agreements	(23,500)	164,057
Repayment of debt	(9,792)	(9,854)
Restricted cash related to purchase of business	(588)	—
Dividends paid	(2,421)	(2,408)
Other	(558)	(890)
Net cash provided by (used for) financing activities	(36,506)	151,147
Effect of exchange rate changes on cash	(3,941)	1,268
Net change in cash and cash equivalents	(65)	(11,175)
Cash and cash equivalents at beginning of year	51,603	63,056
Cash and cash equivalents at end of period	$51,538	$51,881

Supplementary cash flow data:
Interest paid	$7,080	$4,859
Income taxes paid (refunded), net	$910	$3,315
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2016

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2016, the results of its operations for the three and nine month periods ended December 31, 2016 and December 31, 2015, and cash flows for the nine months ended December 31, 2016 and December 31, 2015, have been included. Results for the period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2016.

The Company is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely move, lift, position and secure materials and people. Key products include hoists, rigging tools, cranes, digital power control systems, and actuators. The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. Approximately 64% of sales were to customers in the United States.

In December 2016 the Company announced that it had reached an agreement to acquire STAHL CraneSystems (STAHL). STAHL manufactures explosion-protected hoists and crane components and is well known for its custom engineering of lifting solutions and hoisting technology. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil & gas, steel & concrete, power generation as well as process industries such as chemical and pharmaceuticals. The Company expects the acquisition of STAHL to be completed during the fourth quarter of fiscal 2017.

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

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net sales	$152,497	$160,185	$453,435	$486,849
Net income	$505	$7,911	$13,722	$16,514
Net income per share - Basic	$0.02	$0.39	$0.68	$0.82
Net income per share - Diluted	$0.02	$0.39	$0.67	$0.81
On July 15, 2016, the Company purchased 100% of the assets of Ergomatic Products LLC ("Ergomatic"), a designer and manufacturer of ergonomic lift assists, articulating arms, torque tubes, and pneumatic control systems for material handling and tool suspension applications. The purchase price of the transaction was $1,175,000, of which $588,000 was paid to the seller on the day of closing with the remainder due to the seller over a two year period.

In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $294,000 is expected to be paid to the seller within one year of the period ending December 31, 2016 and the remaining $294,000 is expected to be paid within two years. The Company has recorded short term restricted cash on its condensed consolidated balance sheets of $294,000 within prepaid expenses and other and long term restricted cash of $294,000 in other assets at December 31, 2016. Further, the Company has recorded a short term liability to the seller of $294,000 within accrued liabilities and a long term liability to the seller of $294,000 within other non current liabilities at December 31, 2016.

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

On December 7, 2016, the Company announced that it had entered into a Stock Purchase Agreement (the “Agreement”) to acquire 100% of the outstanding common shares of STAHL. STAHL is a leading manufacturer of explosion-protected hoists and crane components as well as provides custom engineered lifting solutions and hoisting technology with annual sales of approximately $166,000,000. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil & gas, steel & concrete, power generation as well as process industries such as chemical and pharmaceuticals.

Under the terms of the Agreement, the total consideration for the transaction will be Euro 224,000,000 (~$240,000,000) on a cash-free, debt-free basis and adjusted for Working Capital, with an earn-out potential of an additional Euro 6,000,000 (~$6,400,000), if certain earnings goals are met for calendar year 2016. The acquisition of STAHL is expected to close during the fourth quarter of fiscal 2017. The effective date of the Agreement is January 1, 2017 with interest accruing at 8% per annum from January 1, 2017 through the closing date. The Company has incurred $3,140,000 in acquisition related expenses through December 31, 2016 which is included in general and administrative expenses.

In connection with the close of the STAHL acquisition, the Company is expected to borrow $545,000,000 under a New Senior Secured Credit Facility (“New Facilities”). The New Facilities will consist of a New Revolving Facility in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan. Proceeds from the New Facility, along with proceeds from the Equity Offering (see Note 10) will be used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition and refinance the Company’s existing Term Loan and Credit Facility. See Note 8 for additional information regarding the Company's debt.

On December 18, 2016, the Company entered into a definitive agreement to sell 2,273,000 shares of its common stock (Equity Offering), which is expected to result in gross proceeds of $50,000,000 and net proceeds of $47,200,000 (after deducting transaction fees and expenses). The shares will be sold to selected institutional accredited investors. The Company expects to use the net proceeds to fund in part the previously announced acquisition of STAHL, thereby reducing the amount of post-acquisition leverage and the cost of the debt.

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
The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$8,147	$8,147	$—	$—
Annuity contract	2,899	—	2,899	—
Derivative assets (liabilities):
Foreign exchange contracts	56	—	56	—
Interest rate swaps	216	—	216	—
Foreign currency option	4,544	—	4,544	—

Disclosed at fair value:
Term loan and revolving credit facility	$(233,446)	$—	$(233,446)	$—
Senior debt	(687)	—	(687)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$18,186	$18,186	$—	$—
Annuity contract	3,267		3,267
Derivative assets (liabilities):
Foreign exchange contracts	(131)	—	(131)	—
Interest rate swap	(2,211)	—	(2,211)	—

Disclosed at fair value:
Term loan and revolving credit facility	$(266,235)	$—	$(266,235)	$—
Senior debt	(1,590)	—	(1,590)	—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2016, the term loan, revolver borrowings, and senior debt have been recorded at carrying value which approximates fair value.

Assets and liabilities that were measured on a non-recurring basis during fiscal 2017 include assets and liabilities acquired in connection with the acquisition of Ergomatic (Note 2). The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs as of the acquisition date on July 15, 2016. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income. The most significant valuation input included an estimated engineering cost per hour of $40.86 for determining the acquisition date value of engineered drawings.

The Company has entered into a foreign currency option agreement to offset the change in value of the purchase price of STAHL due to a change in foreign exchange rates.  The notional amount of this derivative is Euro 215,000,000 and the contract matures on April 26, 2017. Similar to the Company's other derivatives, the foreign currency option's fair value is based on Level 2 inputs and is included in Prepaid expenses and other assets on the Company's condensed consolidated balance sheet. Changes in the fair value of this derivative is recorded in foreign currency exchange (gain) loss.

Please refer to the 2016 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2016 balance sheet.

4.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2016	March 31, 2016
At cost - FIFO basis:
Raw materials	$69,564	$74,968
Work-in-process	20,090	18,877
Finished goods	35,272	41,517
Total at cost FIFO basis	124,926	135,362
LIFO cost less than FIFO cost	(15,795)	(17,313)
Net inventories	$109,131	$118,049

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three and nine months ended December 31, 2016 or December 31, 2015.

During fiscal 2017, CMIC obtained approval from New York State Department of Finance Services to loan $6,000,000 to the Company based on arms-length terms and conditions.  To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000.

The following is a summary of available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$8,102	$130	$85	$8,147

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2016 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$2,377	$53
Securities in a continuous loss position for more than 12 months	1,078	32
	$3,455	$85

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at December 31, 2016 were temporary in nature.

Net realized gains related to sales of marketable securities were $1,000 and $3,000, in the three month periods ended December 31, 2016 and December 31, 2015, respectively and $116,000 and $236,000 for the nine months periods ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$18,080	$253	$147	$18,186

6.    Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of December 31, 2016 and March 31, 2016.   Only two of the four reporting units carried goodwill at December 31, 2016 and March 31, 2016. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,542,000 and $9,627,000 at December 31, 2016 and March 31, 2016, respectively, and the Rest of Products reporting unit (representing the hoist, chain, forgings, and digital power and motion control businesses) had goodwill of $158,971,000 and $161,089,000 at December 31, 2016 and March 31, 2016, respectively. STB, Magnetek, and Ergomatic have been determined to be a part of the Rest of Products reporting unit.

Refer to the 2016 10-K for information regarding our annual goodwill impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended December 31, 2016.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. A summary of changes in goodwill during the three months ended December 31, 2016 is as follows (in thousands):

Balance at April 1, 2016	$170,716
Currency translation	(2,203)
Balance at December 31, 2016	$168,513

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of December 31, 2016 and March 31, 2016, respectively. There were no goodwill impairment losses recorded in the three and nine month periods ended December 31, 2016 and 2015.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,086	$(2,497)	$2,589	$5,467	$(2,431)	$3,036
Indefinite lived trademark	28,915	—	28,915	29,006	—	$29,006
Customer relationships	57,399	(12,756)	44,643	58,535	(10,688)	47,847
Acquired technology	43,911	(3,910)	40,001	43,198	(1,873)	$41,325
Other	1,584	(730)	854	1,481	(566)	915
Total	$136,895	$(19,893)	$117,002	$137,687	$(15,558)	$122,129

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 18 years for trademarks, 17 years for customer relationships, 19 years for acquired technology, 11 years for other, and 18 years in total. Trademarks with a book value of $28,915,000 as of December 31, 2016 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $1,765,000 and $1,689,000 for the three month periods ended December 31, 2016 and 2015, respectively. Total amortization expense was $5,280,000 and $3,276,000 for the nine month periods ended December 31, 2016 and 2015, respectively. The increases relate to amortization of intangible assets acquired in the Magnetek acquisition. Based on the current amount of identifiable intangible assets, the estimated amortization expense is approximately $7,000,000 annually for fiscal years 2017 through 2021.

7.    Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments are recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL,” and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange (gain) loss in the Company’s condensed consolidated statement of operations and retained earnings. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s condensed consolidated statements of operations and retained earnings. The cash flow effects of derivatives are reported within net cash provided by operating activities except for the cash flow effects of the Company's foreign exchange option related to the STAHL acquisition which is reported in net cash used by investing activities.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of December 31, 2016.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2016, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2016 fair values reflected in the table below. During the nine months ended December 31, 2016, the Company was not in default of any of its derivative obligations.

As of December 31, 2016, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has foreign currency derivative agreements in place to offset changes in the value of intercompany loans to foreign subsidiaries, as well as forecasted cash flows of a contract, due to changes in foreign exchange rates. The notional amount of these derivatives is $2,272,000 and all of the contracts mature by March 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies, as well as forecasted cash flows of a contract. The notional amount of those derivatives is $11,945,000 and all contracts mature within 12 months of December 31, 2016. From its December 31, 2016 balance of AOCL, the Company expects to reclassify approximately $17,000 out of AOCL, and into cost of products sold, during the next 12 months based on the underlying transactions of the sales of the goods purchased.

As a result of the pending STAHL acquisition, the Company has entered into a foreign currency option agreement to offset the change in value of the purchase price of STAHL due to changes in foreign exchange rates.  The notional amount of this derivative is Euro 215,000,000, and the contract matures on April 26, 2017.  This contract is marked to market each balance sheet date and is not designated as a hedge.  For the three months ended December 31, 2016, the loss on the revaluation of the foreign currency option agreement was $1,826,000, which is recorded in foreign currency exchange (gain) loss on the statement of operations.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan and the net borrowings outstanding under the revolving credit facility. The amortizing interest rate swaps mature on February 19, 2020 and have a total notional amount of $141,000,000 as of December 31, 2016. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its December 31, 2016 balance of AOCL, the Company expects to reclassify approximately $2,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended December 31, 2016 and 2015 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
December 31, 2016	Foreign exchange contracts	$130	Cost of products sold	$(6)
December 31, 2016	Interest rate swaps	810	Interest Expense	(238)

December 31, 2015	Foreign exchange contracts	144	Cost of products sold	(4)
December 31, 2015	Interest rate swap	373	Interest expense	(281)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2016	Foreign currency exchange gain/loss	$(1,847)
December 31, 2015	Foreign currency exchange gain/loss	31

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the nine months ended December 31, 2016 and 2015 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
December 31, 2016	Foreign exchange contracts	$227	Cost of products sold	$101
December 31, 2016	Interest rate swaps	577	Interest Expense	(913)

December 31, 2015	Foreign exchange contracts	215	Cost of products sold	33
December 31, 2015	Interest rate swap	(514)	Interest expense	(882)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2016	Foreign currency exchange gain/loss	$(1,951)
December 31, 2015	Foreign currency exchange gain/loss	76

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2016 and March 31, 2016 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2016	March 31, 2016
Foreign exchange contracts	Prepaid expenses and other	$258	$200
Foreign exchange contracts	Accrued Liabilities	(167)	(420)
Interest rate swap	Prepaid expenses and other	3	—
Interest rate swap	Other Assets	228	—
Interest rate swap	Accrued Liabilities	—	(1,129)
Interest rate swap	Other non current liabilities	(15)	(1,082)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2016	March 31, 2016
Foreign exchange contracts	Prepaid expenses and other	$11	$96
Foreign exchange contracts	Accrued Liabilities	(46)	(7)
Foreign exchange option	Prepaid expenses and other	$4,544	$—

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

Additionally, on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The Company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $63,500,000 of the amount borrowed by December 31, 2016.

The outstanding balance of the Term Loan was $103,125,000 as of December 31, 2016. The Company made $3,125,000 of scheduled principal payments during the quarter ended December 31, 2016 and $9,375,000 during the nine months ended December 31, 2016. The Company is contractually required to pay $12,500,000 in principal annually. As such, $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet at December 31, 2016 with the remaining balance recorded as long term debt.

The unused portion of the New Revolving Credit Facility totaled $89,476,000, net of outstanding borrowings of $131,500,000 and outstanding letters of credit of $4,024,000 as of December 31, 2016. The outstanding letters of credit at December 31, 2016 consisted of $147,000 in commercial letters of credit and $3,877,000 of standby letters of credit.

As stated in Note 2, on December 7, 2016, the Company and its Dutch affiliate announced that it had entered into an Agreement to acquire from Konecranes Plc all of the issued and outstanding capital stock of the STAHL CraneSystems businesses (“STAHL”), including STAHL CraneSystems GmbH and nine STAHL affiliates.

In connection with the close of the STAHL acquisition, the Company is expected to borrow $545,000,000 under its New Facilities. The New Facilities will consist of a New Revolving Facility in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan. Proceeds from the New Facility, along with proceeds from the Equity Offering (see Note 10) will be used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition and refinance the Company’s existing Term Loan and Credit Facility.

The Company expects to finalize the debt agreements substantially concurrently with the closing of the Acquisition which is expected to occur on or about January 31, 2017.

During the quarter ended June 30, 2016, the Company adopted ASU No. 2015-03 "Interest - Imputation of Interest (subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The ASU is required to be retrospectively applied to the March 31, 2016 balance sheet. In accordance with this ASU, Term Loan related deferred financing costs and accumulated amortization netting to $193,000 as of March 31, 2016 have been reclassified from other assets to discount on term loan on the Company's condensed consolidated balance sheet. The balance at December 31, 2016 is $156,000.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and included in other assets is $1,574,000 as of December 31, 2016 and March 31, 2016. The accumulated amortization balances were $603,000 and $367,000 as of December 31, 2016 and March 31, 2016 respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $688,000 and $1,590,000 as of December 31, 2016 and March 31, 2016 respectively, are included in senior debt in the consolidated balance sheets. $551,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2016, unsecured credit lines totaled approximately $4,419,000, of which $0 was drawn. In addition, unsecured lines of $10,048,000 were available for bank guarantees issued in the normal course of business of which $3,711,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2016 10-K for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension (benefit) cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Service costs	$308	$615	$1,209	$1,645
Interest cost	4,111	4,200	12,343	9,692
Expected return on plan assets	(5,604)	(5,848)	(16,841)	(13,925)
Net amortization	735	867	2,325	2,687
Settlement	—	—	247	—
Net periodic pension (benefit) cost	$(450)	$(166)	$(717)	$99

As part of the acquisition of Magnetek, the Company became the sponsor of Magnetek's pension plan ("Magnetek's Plan"), a single-employer defined benefit plan. Magnetek's Plan provides benefits to certain current and former employees of Magnetek. Future benefits under Magnetek's Plan have been frozen since 2003. The net periodic pension (benefit) cost for the three and nine months ended December 31, 2016 includes a benefit related to the Magnetek Plan of $537,000 and $1,750,000, respectively.

During the first quarter of fiscal 2017, certain terminated employees in the Company's foreign pension plans accepted an offer to settle their pension obligation with a lump sum payment. The settlement was required to be offered under the employment law of the foreign jurisdiction. The settlement resulted in a loss of $247,000 included within net periodic pension (benefit) cost.

The Company currently plans to contribute approximately $5,897,000 to its pension plans in fiscal 2017.

The following table sets forth the components of net periodic postretirement (benefit) cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest cost	$31	$40	$114	$142
Amortization of plan net losses	(19)	2	—	67
Net periodic postretirement cost	$12	$42	$114	$209

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2016 10-K.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Numerator for basic and diluted earnings per share:
Net income (loss)	$505	$7,227	$13,722	$13,690

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	20,239	20,104	20,192	20,071
Effect of dilutive employee stock options and other share-based awards	251	191	208	228
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	20,490	20,295	20,400	20,299

Stock options and performance shares with respect to 274,000 and 554,000 common shares for the three and nine months ended December 31, 2016, respectively and 285,000 and 114,000 common shares for the three and nine month period ended December 31, 2015, respectively were not included in the computation of diluted earnings per share because they were antidilutive. For the three and nine months ended December 31, 2016 an additional 119,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

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

During the first nine months of fiscal 2017 and 2016, a total of 22,987 and 16,033 shares, respectively, of stock were issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2016, 87,000 shares of restricted stock units vested and were issued.

On December 18, 2016, the Company entered into an agreement to sell 2,273,000 shares of its common stock in a private placement (the Equity Offering), which is expected to result in gross proceeds of $50,000,000 and net proceeds of $47,200,000 (after deducting transaction fees and expenses). The shares will be sold to selected institutional accredited investors. The Company expects to use the net proceeds to fund in part the previously announced acquisition of STAHL, thereby reducing the amount of post-acquisition leverage and the cost of the debt.

The Company expects the Equity Offering to close substantially concurrently with the closing of the STAHL acquisition and subject to satisfaction of customary closing conditions, including completion of the STAHL acquisition. The STAHL acquisition is expected to close during the fourth quarter of fiscal 2017. Thus the shares to be issued are not included in the basic or diluted EPS denominators in the table above.

In connection with the sale, the Company has agreed to enter into a registration rights agreement with the purchasers concurrently with the closing of the sale. The registration rights agreement will require the Company to file an initial registration statement registering the common shares issued to the purchasers for resale no later than the earlier of the 90th day after the initial closing of the Sale and ten days following the Company’s filing of all acquisition-related financial statements of the STAHL business required by SEC rules or regulations and to use its best efforts to have such registration statement declared effective no later than the 30th day from filing, subject to a 30-day extension if reviewed by the SEC.

On January 23, 2017 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on February 20, 2017 to shareholders of record on February 10, 2017. The dividend payment is expected to be approximately $900,000.

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,542,000 as of December 31, 2016 and $14,535,000 as of March 31, 2016.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 5).

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal defense costs to range between $4,700,000 and $7,400,000 using actuarial parameters of continued claims for a period of 37 years from December 31, 2016.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,178,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2016. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability and legal defense payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed costs that are recovered.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,243,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2016. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal defense costs is estimated to be approximately $1,121,000 which has been reflected as a liability in the consolidated financial statements at December 31, 2016.

Litigation-Other
In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,000,000 (Euro 1,900,000) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately $2,700,000 (Euro 2,600,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,000,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $2,900,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. The Company believes it will be successful and does not expect to incur a liability related to those assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2017.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2017. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $323,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has recorded total liabilities of $644,000 on a consolidated basis for all environmental matters in the consolidated financial statements as of December 31, 2016 on an undiscounted basis.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 67% and 14% in the quarters ended December 31, 2016 and December 31, 2015, respectively and 36% and 40% for the nine-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

Income tax expense for the three and nine months ended December 31, 2016 was impacted by certain non-deductible STAHL related acquisition costs of $3,140,000 increasing the effective tax rate for the quarter and nine-months period by 29 and 2 percentage points, respectively.

For the three months ended December 31, 2015, income taxes as a percentage of income before income taxes was lower than our rate for fiscal 2016 due to the realization of certain tax credits during the quarter resulting in an income tax benefit of $1,150,000 reducing the effective tax rate for the quarter by 14 percentage points.

We estimate that the effective tax rate related to continuing operations will be approximately 31% to 36% for fiscal 2017. The increase from the previous estimate is due to the STAHL acquisition.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine-month period ended December 31, 2016 are as follows (in thousands):

	Three months ended December 31, 2016
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$734	$(72,617)	$(24,002)	$(1,132)	$(97,017)
Other comprehensive income (loss) before reclassification	(147)	(337)	(8,805)	940	(8,349)
Amounts reclassified from other comprehensive loss	(1)	465	—	244	708
Net current period other comprehensive income (loss)	(148)	128	(8,805)	1,184	(7,641)
Ending balance net of tax	$586	$(72,489)	$(32,807)	$52	$(104,658)

	Nine months ended December 31, 2016
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$626	$(72,824)	$(20,985)	$(1,564)	$(94,747)
Other comprehensive income (loss) before reclassification	35	(1,337)	(11,822)	804	(12,320)
Amounts reclassified from other comprehensive loss	(75)	1,672	—	812	2,409
Net current period other comprehensive income (loss)	(40)	335	(11,822)	1,616	(9,911)
Ending balance net of tax	$586	$(72,489)	$(32,807)	$52	$(104,658)

Details of amounts reclassified out of AOCL for the three-month period ended December 31, 2016 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(1)	Investment income
	(1)	Total before tax
	—	Tax expense
	$(1)	Net of tax

Net amortization of prior service cost and pension settlement
	$716	(1)
	716	Total before tax
	(251)	Tax benefit
	$465	Net of tax

Change in derivatives qualifying as hedges
	$9	Cost of products sold
	366	Interest expense
	375	Total before tax
	(131)	Tax benefit
	$244	Net of tax

Details of amounts reclassified out of AOCL for the nine-month period ended December 31, 2016 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Unrealized gain on investments
	$(116)	Investment income
	(116)	Total before tax
	41	Tax expense
	$(75)	Net of tax

Net amortization of prior service cost and pension settlement
	$2,572	(1)
	2,572	Total before tax
	(900)	Tax benefit
	$1,672	Net of tax

Change in derivatives qualifying as hedges
	$(155)	Cost of products sold
	1,404	Interest expense
	1,249	Total before tax
	(437)	Tax benefit
	$812	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

14.    Effects of New Accounting Pronouncements

In December 2016, the FASB issued ASU No. 2016-19, "Technical Corrections and Improvements." The standard clarifies and removes inconsistencies in key areas of U.S. GAAP and is effective immediately. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash (Topic 230)." The standard clarifies the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included in the cash and cash equivalent balance in the statement of cash flows. Further, a reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company expects this standard to impact the presentation of changes to its restricted cash balances in the Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-17, "Interest Held Through Related Parties That Are Under Common Control." The standard requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)." The standard requires immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading worldwide designer, manufacturer and marketer of material handling products, systems and services which efficiently and safely move, lift, position and secure materials and people. Key products include hoists, rigging tools, cranes, digital power control systems, and actuators. We are focused on serving commercial and industrial applications that require the safety and quality in moving material and people provided by our superior design and engineering know-how.

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

In December 2016 we announced that we had reached an agreement to acquire STAHL. STAHL is a leading manufacturer of explosion-protected hoists and crane components and is well known for its custom engineering of lifting solutions and hoisting technology. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil & gas, steel & concrete, power generation as well as process industries such as chemical and pharmaceuticals. We believe STAHL is an excellent expansion of our global product offering. STAHL's strong position with wire rope and electric chain hoists in Europe immediately complements our leadership of handheld hoists in that region, and their broad portfolio of ATEX certified explosion-protected products serving the mining, oil & gas and chemical processing industries significantly extends our global offerings in capability and capacities. We expect the acquisition of STAHL to be completed during the fourth quarter of fiscal 2017.

Our revenue base is geographically diverse with approximately 36% derived from customers outside the U.S. for the nine months ended December 31, 2016. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates and activity of end-user markets around the globe.

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

We are also looking for opportunities for growth via strategic acquisitions or joint ventures. The focus of our acquisition strategy centers on product line expansion in alignment with our existing core product offering and opportunities for non-U.S. market penetration, such as the STAHL acquisition.

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

Results of Operations

Three Months Ended December 31, 2016 and December 31, 2015

Net sales in the fiscal 2017 quarter ended December 31, 2016 were $152,497,000, down $7,241,000 or 4.5% from the fiscal 2016 quarter ended December 31, 2015 net sales of $159,738,000. Net sales were positively impacted $212,000 by price increases, offset by $6,100,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $1,353,000 for the three months ended December 31, 2016.

Gross profit in the fiscal 2017 quarter ended December 31, 2016 was $44,821,000, a decrease of $3,520,000 or 7.3% from the fiscal 2016 quarter ended December 31, 2015 gross profit of $48,341,000. Gross profit margin decreased to 29.4% in the fiscal 2017 three months ended from 30.3% in fiscal 2016. The decrease in gross profit was due to $2,018,000 in decreased volume, $1,191,000 in decreased productivity and unfavorable manufacturing costs, $999,000 in increased product liability costs, and material inflation net of price increases of $31,000, net of $1,102,000 in fiscal 2016 purchase accounting amortization and facility consolidation costs which did not recur in fiscal 2017. The translation of foreign currencies had a $383,000 unfavorable impact on gross profit in the three months ended December 31, 2016.

Selling expenses were $17,988,000 and $19,295,000 in the fiscal 2017 and 2016 quarters ended December 31, 2016 and 2015, respectively. As a percentage of consolidated net sales, selling expenses remained consistent decreasing slightly to 11.8% from 12.1% in the fiscal 2017 and 2016 three months ended December 31, 2016 and 2015. Foreign currency translation had a $146,000 favorable impact on selling expenses.

General and administrative expenses were $19,751,000 and $16,399,000 in the fiscal 2017 and 2016 quarters ended December 31, 2016 and 2015, respectively. As a percentage of consolidated net sales, general and administrative expenses were 13.0% and 10.3% in the fiscal 2017 and 2016 three months ended December 31, 2016 and 2015. General and administrative expenses for the three months ended December 31, 2016 include STAHL related acquisition costs of $3,140,000. Foreign currency translation had a $119,000 favorable impact on general and administrative expenses.

Amortization of intangibles remained relatively consistent at $1,765,000 and $1,689,000 in the fiscal 2017 and 2016 third quarters ended December 31, 2016 and 2015, respectively.

Interest and debt expense was $2,299,000 in the quarter ended December 31, 2016 compared to $2,425,000 in the quarter ended December 31, 2015. The interest and debt expense primarily relates to the Company's Term Loan and Revolving Credit Facility.

Investment income of $61,000 and $164,000 in the fiscal 2017 and 2016 third quarters ended December 31, 2016 and 2015, respectively related to realized earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange (gain) loss was $1,673,000 in the quarter ended December 31, 2016 compared to $476,000 in the quarter ended December 31, 2015 and is the result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt. Additionally, the quarter ended December 31, 2016 includes a loss on the revaluation of a currency option related to the acquisition of STAHL in the amount of $1,826,000.

Income tax expense as a percentage of income from continuing operations before income tax expense was 67% and 14% in the quarters ended December 31, 2016 and December 31, 2015, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. Income tax expense for the three months ended December 31, 2016 was impacted by certain non-deductible STAHL related acquisition costs of $3,140,000 increasing the effective tax rate for the quarter by 29 percentage points.

For the three months ended December 31, 2015, income taxes as a percentage of income before income taxes was lower than our rate for fiscal 2016 due to the realization of certain tax credits during the quarter resulting in an income tax benefit of $1,150,000 reducing the effective tax rate for the quarter by 14 percentage points.

We estimate that the effective tax rate related to continuing operations will be approximately 31% to 36% for fiscal 2017. The increase from the previous estimate is due to the STAHL acquisition.

Nine Months Ended December 31, 2016 and December 31, 2015

Net sales in the fiscal 2017 nine months ended December 31, 2016 were $453,435,000, up $11,420,000 or 2.6% from the fiscal 2016 nine months ended December 31, 2015 net sales of $442,015,000. Net sales were positively impacted $40,311,000 by the

Magnetek acquisition and $812,000 by price increases, offset by $25,587,000 due to a decrease in sales volume. Foreign currency translation unfavorably impacted sales by $4,116,000 for the nine months ended December 31, 2016.

Gross profit in the fiscal 2017 nine months ended December 31, 2016 was $142,597,000, an increase of $3,727,000 or 2.7% from the fiscal 2016 nine months ended December 31, 2015 gross profit of $138,870,000. Gross profit margin remained consistent at 31.4% in fiscal 2017 and 2016. The increase in gross profit was due to $14,240,000 from our Magnetek acquisition, $847,000 in increased productivity and favorable manufacturing costs, and $2,373,000 in fiscal 2016 purchase accounting amortization and facility consolidation costs which did not recur in fiscal 2017, offset by $10,041,000 in decreased volume, $2,276,000 in increased product liability costs due to legal settlements, and material inflation net of price increases of $177,000. The translation of foreign currencies had an $1,239,000 unfavorable impact on gross profit in the nine months ended December 31, 2016.

Selling expenses were $55,834,000 and $53,292,000 in the fiscal 2017 and 2016 nine months ended December 31, 2016 and 2015, respectively. As a percentage of consolidated net sales, selling expenses remained relatively consistent at 12.3% and 12.1% in the fiscal 2017 and 2016 nine months ended December 31, 2016 and 2015. The acquisition of Magnetek contributed an additional $5,063,000 in selling expense for the nine months ended December 31, 2016. Foreign currency translation had a $533,000 favorable impact on selling expenses.

General and administrative expenses were $52,346,000 and $53,541,000 in the fiscal 2017 and 2016 nine months ended December 31, 2016 and 2015, respectively. As a percentage of consolidated net sales, general and administrative expenses were 11.5% and 12.1% in the fiscal 2017 and 2016 nine months ended December 31, 2016 and 2015. Fiscal 2016 general administrative expenses included $5,746,000 in Magnetek acquisition deal costs and $2,300,000 in non-recurring acquisition-related severance costs. Excluding these non-recurring costs, the acquisition of Magnetek added an additional $2,728,000 to general and administrative expenses for the nine months ended December 31, 2016. Additionally, the Company incurred $3,140,000 in STAHL related acquisition costs in the nine months ended December 31, 2016. Foreign currency translation had a $328,000 favorable impact on general and administrative expenses.

Amortization of intangibles was $5,280,000 and $3,276,000 in the fiscal 2017 and 2016 nine months ended December 31, 2016 and 2015, respectively. The increase relates to amortization of intangibles acquired in the Magnetek acquisition.

Interest and debt expense was $7,398,000 in the nine months ended December 31, 2016 compared to $5,213,000 in the nine months ended December 31, 2015. The increase in interest and debt expense relates to increased borrowings used to fund the Magnetek purchase.

Investment income of $366,000 and $668,000 in the fiscal 2017 and 2016 nine months ended December 31, 2016 and 2015, respectively related to realized earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange (gain) loss was 890,000 in the nine months ended December 31, 2016 compared to 1,750,000 in the nine months ended December 31, 2015 and is the result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt. Additionally, the nine months ended December 31, 2016 includes a loss on the revaluation of a currency option related to the acquisition of STAHL in the amount of $1,826,000.

Income tax expense as a percentage of income from continuing operations before income tax expense was 36% and 40% in the nine months ended December 31, 2016 and December 31, 2015, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. Income tax expense for the nine months ended December 31, 2016 was impacted by certain non-deductible STAHL related acquisition costs of $3,140,000 increasing the effective tax rate for the quarter by 2 percentage points.

Liquidity and Capital Resources

Cash and cash equivalents totaled $51,538,000 at December 31, 2016, a decrease of $65,000 from the March 31, 2016 balance of $51,603,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $48,520,000 for the nine months ended December 31, 2016 compared with net cash provided by operating activities of $32,902,000 for the nine months ended December 31, 2015. In addition to net income and adjustments to net income, net cash provided by operating activities for the nine months ended December 31, 2016 consisted of net collections on trade accounts receivable of $6,909,000 and a reduction in inventory of $5,267,000. This increase in cash was offset by a decrease in trade accounts payable and non-current liabilities of $5,465,000 and $8,239,000, respectively. The reduction in non-current liabilities was primarily due to contributions made to the Magnetek pension plan as well as certain legal settlements paid.

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

Cash flow provided by investing activities

Net cash used for investing activities was $8,138,000 for the nine months ended December 31, 2016 compared with net cash used for investing activities of $196,492,000 for the nine months ended December 31, 2015. The most significant source of cash provided by investing activities in the nine months ended December 31, 2016 is $10,094,000 in net cash proceeds from the sale of marketable equity securities. Offsetting this source of cash are capital expenditures totaling $11,274,000 and the acquisition of Ergomatic of which $588,000 was paid during the nine months ended December 31, 2016. Additionally, the Company paid $6,370,000 for a foreign currency option agreement to offset the change in value of the purchase price of STAHL due to a change in foreign exchange rates.

The most significant use of cash for the nine months ended December 31, 2015 relates to our acquisition of Magnetek which totaled $182,467,000, net of cash acquired. Capital expenditures for the nine months ended December 31, 2015 totaled $15,518,000.

Cash flow provided by financing activities

Net cash used for financing activities was $36,506,000 for the nine months ended December 31, 2016 compared with net cash provided by financing activities of $151,147,000 for the nine months ended December 31, 2015. The most significant uses of cash were repayments on our revolving credit facility of $23,500,000 and repayments on our other long term debt totaling $9,792,000, of which $9,375,000 is scheduled principal payments on our Term Loan. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. This cash was classified as other assets on the Company's balance sheet and was classified as a use of cash for financing activities. The remaining net cash used for financing activities for the nine months ended December 31, 2016 primarily relates to dividends paid of $2,421,000 and $205,000 in net outflows from stock related transactions.

The most significant source of cash for the nine months ended December 31, 2015 was net borrowings under our revolving credit facility of $164,057,000. This borrowing was used to fund the Magnetek acquisition. Offsetting this source of cash was $9,854,000 used for the repayment of debt. The remaining net cash used for financing activities for the nine months ended December 31, 2015 primarily relates to dividends paid of $2,408,000 and $648,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of December 31, 2016, $45,837,000 of cash and cash equivalents were held by foreign subsidiaries.

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

Additionally, on September 2, 2015, the Company borrowed $195,000,000 under the New Revolving Credit facility. The proceeds were net of fees paid to the lenders of $943,000 which were accounted for as a debt discount. The company used $188,900,000 of the proceeds to purchase 100% of the stock of Magnetek as described in Note 2. The Company repaid $63,500,000 of the amount borrowed by December 31, 2016.

The outstanding balance of the Term Loan is $103,125,000 as of December 31, 2016. The Company made $3,125,000 of scheduled principal payments during the quarter ended December 31, 2016 and $9,375,000 during the nine months ended December 31, 2016. The Company is contractually required to pay $12,500,000 in principal annually. As such, $12,500,000 of the amounts borrowed have been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The unused portion of the Current Revolving Credit Facility totaled $89,476,000, net of outstanding borrowings of $131,500,000, and outstanding letters of credit of $4,024,000, as of December 31, 2016. The outstanding letters of credit at December 31, 2016 consisted of $147,000 in commercial letters of credit and $3,877,000 of standby letters of credit. The unused portion of the Current Revolving Credit Facility combined with our cash balance yields total liquidity of $141,014,000 at December 31, 2016.

On December 7, 2016, the Company announced that it had entered into an Agreement to acquire from Konecranes Plc all of the issued and outstanding capital stock of the STAHL CraneSystems businesses (“STAHL”), including STAHL CraneSystems GmbH and nine STAHL affiliates.

In connection with the close of the STAHL acquisition, the Company is expected to borrow up to $545,000,000 under a New Senior Secured Credit Facility (“New Facilities”). The New Facilities will consist of a New Revolving Facility in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan. Proceeds from the New Facility will be used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition and refinance the Company’s existing Term Loan and Credit Facility.

The Company expects to finalize the debt agreements substantially concurrently with the closing of the Acquisition which is expected to close on or about January 31, 2017.

On December 18, 2016, the Company entered into a definitive agreement to sell 2,273,000 shares of its common stock (Equity Offering), which is expected to result in gross proceeds of $50,000,000 and net proceeds of $47,200,000 (after deducting transaction fees and expenses). The Company expects to use the net proceeds to fund in part the previously announced acquisition of STAHL, thereby reducing the amount of post-acquisition leverage and the cost of the debt.

In accordance with the ASU No. 2015-03 "Interest - Imputation of Interest (subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" issued by the FASB in April 2015, Term Loan related deferred financing costs and accumulated amortization netting to $193,000 as of March 31, 2016 have been reclassified from other assets to discount on term loan on the Company's condensed consolidated balance sheet. The balance at December 31, 2016 is $156,000.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and included in other assets is $1,574,000 as of December 31, 2016 and March 31, 2016. The accumulated amortization balances were $603,000 and $367,000 as of December 31, 2016 and March 31, 2016 respectively.

During the three months ended December 31, 2016, the Company paid a one-time lump sum to a certain pension participants. The lump sum payment does not meet the criteria for settlement accounting. Further, the payment had no impact on the financial statements in the three months ended and is expected to favorably impact the Company's projected pension cost in future periods.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $688,000 and $1,590,000 as of December 31, 2016 and March 31, 2016, respectively, are included in current portion of long-term debt and senior debt in the consolidated balance sheets. $551,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2016, unsecured credit lines totaled approximately $4,419,000, of which $0 was drawn. In addition, unsecured lines of $10,048,000 were available for bank guarantees issued in the normal course of business, of which $3,711,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2016 and December 31, 2015 were $11,274,000 and $15,518,000, respectively. We expect capital spending for fiscal 2017 to be approximately $16,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,542,000 and $158,971,000, respectively, at December 31, 2016.

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

Item 4.    Controls and Procedures

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2016 10-K for the year ended March 31, 2016 other than the following which has been added:

The expected acquisition of STAHL on or about January 31, 2017 will result in a significant increase to the Company’s long term borrowings.

The increased amount of long term borrowings could, among other things, require the Company to dedicate a large portion of its cash flow to the servicing and repayment of its outstanding indebtedness, thereby reducing funds available for other operating activities, which could adversely affect our financial condition and results of operations, and adversely affect our ability to pay dividends.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 10.1	Share Purchase Agreement Between Konecranes and Columbus McKinnon Corporation

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2016, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets December 31, 2016 and March 31, 2016;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine months ended December 31, 2016 and 2015;

(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015;

(iv) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2016 and 2015

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 26, 2017	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)