Form 10-K
period 2017-03-31
COLUMBUS MCKINNON CORP
filed 2017-05-31
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2017

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
Emerging Growth Company ☐
If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2016 (the second fiscal quarter in which this Form 10-K relates) was approximately $352 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 24, 2017 was 22,596,824 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2017 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2017 Annual Report on Form 10-K

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

PART I

Item 1.        Business

General

We are a leading global designer, manufacturer and marketer of hoists, actuators, cranes, rigging tools, digital power control systems, and other material handling products serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position, and secure materials. We are the U.S. market leader in hoists and material handling drive systems, our principal line of products, as well as certain chain, forged fittings, and actuator products which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse, and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry, and we believe we have more overhead hoists in use in North America than all of our competitors combined. Additionally, we believe we are the market leader of manual hoist and actuator products in Europe, which provides us further opportunity to sell other products through our existing distribution channels in that region, and with the acquisition of STAHL CraneSystems (STAHL) we are a leading producer of explosion-protected hoists.  In January 2017 the Company announced that it had acquired STAHL. STAHL manufactures explosion-protected hoists and crane components and is well known for its custom engineering of lifting solutions and hoisting technology. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation as well as process industries such as chemical and pharmaceuticals. Our products are sold globally and our brand names, including CM, Coffing, Chester, Duff-Norton, Electromotive Systems, Enrange, IMPULSE, M-FORCE, Mondel, OmniPulse, Pfaff, Quattro, Shaw-Box, Telemotive, Unified, STB, Yale, and now STAHL are among the most recognized and well-respected in the marketplace.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in industrial capacity utilization, industrial production, and general economic activity indicators, like GDP growth.  Both U.S. and Eurozone capacity utilization are primary leading market indicators for our Company.  U.S. total industrial capacity utilization has increased to 76.0% in March 2017 and December 2016 compared to 74.9% in March 2016.  Eurozone capacity utilization was 82.3% in the quarter ended March 31, 2017, an increase from the quarter ended December 31, 2016 of 82.0% and March 31, 2016 of 81.9%.  The European indicator reflects the continued slow recovery from the 2013 recession in Europe, while the U.S. indicator is indicative of a growing industrial market. In addition we follow the Emerging Markets Purchasing Managers’ Index (PMI) for other countries in which we have a strong sales and marketing presence including China, Brazil, Mexico, and South Africa.

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

Safety -   Driven by workplace safety regulations such as the Occupational Safety and Health Act (OSHA) and the Americans with Disabilities Act in the U.S. and other safety regulations around the world, and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, businesses seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury. Our fiscal 2016 acquisition of Magnetek provides us with additional opportunities to enhance workplace safety and reduce the risk of accidents and personal injury, including collision avoidance software, programmable acceleration and deceleration, and other safeguards that prevent overheating, eliminate load swing, and prevent uneven lifting.

Modernization and Upgrade of Existing Equipment - Overhead cranes, elevators, and mining equipment represent significant investments in capital which in most cases operate under severe duty and in some cases, in harsh environments. Many of the structural components of these systems are manufactured to withstand significant mechanical forces, and to have useful lives in excess of 30 years. For example, it is not uncommon to find cranes that are more than 50 years old still operating today, or elevators or mining equipment operating with aging and inefficient power control equipment. Rather than scrap structurally sound but outdated equipment, it is often more cost-effective to modernize the equipment to meet current operational needs by upgrading the power control systems. Our Magnetek drive technology along with our application expertise can provide reduced energy consumption, greater reliability, improved throughput, lower operational costs, enhanced features, and prolonged equipment life over older drive technology. We believe our large installed base of product combined with our industry expertise provides us with opportunities to expand our business through modernization projects.

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

Communication and Diagnostic Features - In many electrical applications today, electronic devices controlled by microprocessors are increasingly being networked together, resulting in smart devices with greater productivity and user benefits. The benefits of this trend on control systems for industrial applications include lower installation costs, better monitoring of performance, improved integration with supervisory systems, and improved uptime. We believe the development of "smart" hoists with the power of embedded and connected microprocessors will provide a tremendous benefit for users at all levels from maintenance to production users to meet their productivity, uptime, and safety needs today and into the future.

Our Competitive Strengths

Leading North American Market Positions - We are a leading manufacturer and marketer of hoists, alloy and high strength carbon steel chain and forged fittings, digital power control systems, and actuators in North America.  We have developed our leading market positions over our 142-year history by emphasizing safety, manufacturing excellence and superior service. Approximately 67% of our U.S. net sales for the year ended March 31, 2017 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest channel partners and end user customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:

Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Hoist, Trolleys and Components (1)	45% - 50%	#1	46%
AC and DC Material Handling Drives (5)	55% - 60%	#1	11%
Screw Jacks (2)	35% - 40%	#1	5%
Tire Shredders (3)	55% - 60%	#1	3%
Elevator DC Drives (5)	65% - 70%	#1	1%
Jib Cranes (4)	25% - 30%	#1	1%
			67%

_____________

(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2016.

(2)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2016.

(3)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2016.

(4)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalog's in 2016.

(5)	Market share and market position are internal estimates derived from comparison of our net sales to the net sales of our competitors.

Comprehensive Product Lines and Strong Brand Name Recognition - We believe we offer the most comprehensive product lines in the markets we serve. We offer training, engineering, and design services to help channel partners and end users solve material handling problems. Most of our products are maintenance, repair, and operating tools which work in conjunction with each other to create a complete lifting system.  We complement our product offerings with training, engineering, and design services to assist our channel partners and end-users in finding the optimal solution for their material handling needs. The addition of STAHL further expands our hoist product offerings primarily in explosion-protected hoist and crane components. Our capability as a full-line supplier has allowed us to (i) provide our customers with “one-stop shopping” for material handling equipment, which meets some customers’ desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, product development, and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.  No single SKU comprises more than 1% of our sales, a testament to our broad and diversified product offering.

In addition, our brand names (including Budgit, Chester, CM, Coffing, Duff-Norton, Electromotive Systems, Enrange, IMPULSE, Little Mule, M-FORCE, Mondel, OmniPulse, Pfaff, Quattro, Shaw-Box, Unified, STB, Telemotive, Yale, and STAHL) are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with powered and manual hoists and were first developed and marketed under these brand names in the early 1900's.  The STAHL brand name was established in 1876 and is known for high quality hoist and crane components, including explosion-protected hoist and crane components. We believe that our strong brand name recognition and demonstrated performance have created customer loyalty and helps us maintain existing business, as well as capture additional business.  We innovate and continually introduce new products to meet our changing customer needs.  Products introduced or engineered for our customers during the last three fiscal years ended March 31, 2017 account for approximately 18.1% of our fiscal 2017 net sales.

Distribution Channel Diversity and Strength - Our products are sold to over 17,500 general and specialty distributors, end users, OEMs, independent crane builders, and EPC firms globally.  We enjoy long-standing relationships with, and are a preferred provider to, the majority of our distributors and industrial buying groups.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling. Our largest customer represents approximately 2% of our total net sales and our top 10 customers represent approximately 14% of our total net sales.

Expanding Non-U.S. Markets - We have significantly grown our non-U.S. sales since becoming a public company in 1996.  Our non-U.S. sales have grown from $34,300,000 (representing 16% of net sales) in fiscal 1996 to $243,335,000 (representing 38% of our net sales) during the year ended March 31, 2017, including two months of STAHL sales. Annual STAHL sales were approximately $165,000,000 for the calendar year ending December 31, 2016.  This growth has occurred primarily in Europe, Latin America, and Asia-Pacific. We have 13 sales offices in Asia to sell into this growing industrial market (including three STAHL sales offices). Our non-U.S. business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

"Non-U.S. sales" as expressed throughout Items 1 and 7 of this Form 10-K, are defined as sales to customers located outside of the United States.

Efficient Operations with Low-Cost Structure -    We are extremely focused on optimizing our cost structure and have taken a, number of steps towards reducing our costs, including: consolidating facilities, promoting a “Lean” culture, manufacturing in low cost jurisdictions, coordinating purchasing activities across the organization and selectively outsourcing non-critical functions. The actions we have taken to date have eliminated fixed costs from our operations and provides us with significant operating leverage as the economic conditions in our markets improve.

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

—
Expansion Outside the U.S. - Our continued expansion of our manufacturing facilities in China and Europe provides us with a cost efficient platform to manufacture and distribute certain of our products and components. We now operate 19 principal manufacturing facilities in 7 countries, with 44 stand-alone sales and service offices in 24 countries and 9 warehouse facilities in 5 countries.

—
Consolidated Purchasing Activities -   We continue to leverage our company-wide purchasing power through our global sourcing and commodity teams that improve our supply base to help reduce our overall costs and enhance our supplier quality, and delivery.

—
Selective Integration and Outsourcing - We manufacture many of the critical parts and components used in the manufacture of our hoists and lifting systems, resulting in reduced costs. We continue to evaluate outsourcing opportunities for non-critical operations and components.

Strong After-Market Sales and Support - We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for replacement units and components and repair parts.  We maintain strong relationships with our distribution channel partners and provide prompt service to end-users of our products through our authorized network of 14 chain repair stations and over 216 certified hoist service and repair stations globally. We also work closely with end users to design the appropriate lifting systems using our products to help them solve their material handling problems.

We also provide a wide variety of training and certification programs to the users of our products.  These training and certification programs include crane inspection and operation training and certification, hoist inspection and repair training and certification, various rigging training courses, load securement training, and CM entertainment technology equipment training and certification classes. In addition to our training classes, we offer free monthly safety webinars to Channel Partners and end-users. These webinars are designed to provide information and promote best practices on the proper use, installation, inspection, and maintenance for a variety of material handling products.

Industry Expertise and Technological Capabilities - We emphasize and leverage our ability to provide customized solutions for power and motion control applications through digital power technology. We have a long history of technical innovation and a highly skilled and experienced technical staff. Our technical personnel possess substantial expertise in disciplines central to digital power systems and applications. These include analog-to-digital circuit design, thermal management technology, and the application of microprocessors, digital signal processors, and software algorithms in the development of smart power products. We are widely recognized for our expertise in our served markets, regularly hosting training, and technology seminars for customers and end users. We believe we are at the forefront of innovation in the industries we have traditionally served, continuously developing new products to provide cost-effective, value-added solutions to meet the changing needs of our customers.

Consistent Free Cash Flow Generation and Access to Capital—We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) through periods of economic uncertainty by continually controlling our costs, improving our working capital management, and reducing the capital intensity of our manufacturing operations. In connection with the acquisition of STAHL, we secured a $545 million debt facility (New Facilities) with JPMorgan Chase Bank, N.A. (JP Morgan Chase Bank). The New Facilities consist of a New Revolving Facility in the amount of $100 million and a $445 million 1st Lien Term Loan. Proceeds from the New Facility were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition and refinance the Company's existing Term Loan and Credit Facility. We have repaid $12.5 million of the amount borrowed for the STAHL acquisition as of March 31, 2017 and expect to repay $4.5 million required under our Term Loan agreement plus an additional $45.0 million in fiscal 2018.

Experienced Management Team with Equity Ownership - Our senior management team provides significant depth and continuity of experience in the material handling industry, supplemented by expertise in growing businesses, aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses, and global operations. This diverse experience has been critical to our success to date and will be instrumental to our long-term growth. Our directors and management promote the ownership of company stock by the executive officers and directors to align the interests of our leadership team with those of our shareholders.

Our Strategy

Invest in New Products and Targeted Markets - We intend to leverage our competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Introducing New Products—We continue to expand our business by developing new products and services and expanding the breadth of our products to address the material handling needs of our customers. We design our powered hoist products to meet applicable standards such as ASME, FEM, DIN, and other region-specific/application-specific standards to maximize product utility across global markets. Our product development process starts with the voice-of-the-customer and results in products that meet or exceed our customers' needs. New product sales (defined as new products introduced within the last three years and products engineered for our customers) amounted to $115,318,000 in the fiscal year ended March 31, 2017, or 18.1% of total sales.

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

Continue to Grow in Non-U.S. Markets - Our non-U.S. sales of $243,335,000 comprised 38% of our net sales for the year ended March 31, 2017, as compared with $223,314,000, or 37% in fiscal 2016 and as compared to 16% of our net sales in fiscal 1996, the year we became a public company.  Foreign currency translation unfavorably impacted sales by $5,065,000 during fiscal 2017. The acquisition of STAHL allows us to continue to focus on growing in Non-U.S. Markets. Although we have made significant progress, our goal is to continue to increase our presence outside the U.S to capitalize on the higher growth opportunities and continue to diversify our business profile. We presently sell to distributors in over 50 countries and have our primary non-U.S. manufacturing facilities in China, Germany, the United Kingdom, Hungary, Mexico, and France.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Asia-Pacific, Europe, and Latin America and have sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama, and Mexico.  We intend to increase our sales in Asia-Pacific by manufacturing a broader array of high quality, low-cost products and components in China. We have developed and are continuing to expand our development of hoist and other products in compliance with global standards and international designs to enhance our global distribution.

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

Pursue Strategic Acquisitions and Alliances; Evaluate Existing Business Portfolio -   We continue to pursue synergistic acquisitions to complement our organic growth.  Priorities for such acquisitions include:  i. increasing international geographic penetration, particularly in the Asia-Pacific region and other emerging markets, and ii. further broadening our offering with complementary products and capabilities.  Additionally, we continually challenge the long-term fit of our businesses for potential divestiture and redeployment of capital. We believe we achieved highly synergistic acquisitions with our acquisition of STAHL in fiscal 2017 and Magnetek during fiscal 2016. STAHL's wire rope and electric chain hoist market presence complements the Company's manual hoist market strategy in Europe from which we expect to gain synergies that create value for the Company. The acquisition of Magnetek is very strategic as it will support the development of "smart" and integrated technology into our hoisting systems and at the same time, deliver meaningful accretion to our bottom line.

Our Business

ASC Topic 280 “Segment Reporting” establishes the standards for reporting information about operating segments in financial statements.   We provide our products and services through one operating and reportable segment.

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, industrial crane systems such as steel bridge, gantry, and jib cranes, and aluminum work station cranes; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, logging tools and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters and tire shredders; power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and to a lesser extent, directly to end-users. The acquisition of STAHL also brings market leadership with independent crane builders and EPC firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater, and sporting venues.

Products

Nearly 81% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000. Of our fiscal 2017 sales, $393,788,000 or 62% were U.S. and $243,335,000, or 38% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2017 and 2016:

	Fiscal Years Ended March 31,
	2017	2016
Hoists	56%	59%
Chain and rigging tools	11	13
Industrial cranes	5	5
Actuators and rotary unions	11	11
Digital power control and delivery systems	12	8
Elevator application drive systems	3	2
Other	2	2
	100%	100%

Hoists - We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools, and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to nearly 140 tons with the acquisition of STAHL. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, Yale, STAHL, and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy, mining, food services, entertainment, and other markets. We also supply hoist trolleys, driven manually or by electric motors, that are used in conjunction with hoists.

We also offer several lines of standard and custom-designed, below-the-hook tooling, clamps, and textile strappings. Below-the-hook tooling, textile, and chain slings and associated forgings, and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoisting or lifting applications.

STAHL primarily manufactures explosion-protected hoists and custom engineered hoists, including wire rope and manual and electric chain hoists. STAHL products are sold to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation as well as process industries such as chemical and pharmaceuticals.

Chain and Rigging Tools -   We manufacture alloy and carbon steel chain for various industrial and consumer applications. U.S. federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-AlloyTM brand name for use in overhead lifting, pulling, and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications.

We produce a broad line of alloy and carbon steel closed-die forged chain attachments, including hooks, shackles, HammerloksTM, and master links. These forged attachments are used in chain, wire rope, and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical, and agriculture.

Our fiscal 2015 acquisition of Stahlhammer Bommern GmbH (STB) expanded our rigging tool offering by adding a variety of eye, shank, and ramshorn lifting hooks and deepens our exposure to targeted global vertical markets, such as Oil & Gas, Mining, Construction and Heavy Equipment industries. We plan to further extend STB’s product reach through our established global sales and distribution network.

In addition, we manufacture carbon steel forged and stamped products, such as load binders, logging tools, and other securing devices, for sale to the industrial and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets, and OEMs.

Industrial Cranes -   We participate in the crane industry, predominately in the US market, but also globally in certain product offerings, through our offering of overhead steel jib and gantry cranes.  Our products are marketed under the Unified, CES, Abell-Howe, and Washington Equipment brands. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists, and other crane components. We also manufacture and market overhead aluminum light rail workstations primarily used in automotive and other industrial applications.

Actuators and Rotary Unions -    Through our Duff-Norton and Pfaff divisions, we design and manufacture industrial components such as mechanical and electromechanical actuators and rotary unions. Actuators are linear motion devices used in a variety of industries, including the transportation, paper, steel, energy, aerospace, and many other commercial industries. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber, and plastic.

Digital Power Control and Delivery Systems - Through our fiscal 2016 acquisition of Magnetek, we are a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. We are a major supplier in North America of power and motion control systems, which include AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions.

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

Other -   This category primarily includes tire shredders.  We have developed and patented a line of heavy equipment that shred whole tires, for use in recycling the various components of a tire including rubber and steel. These recycled products are used as aggregate for playgrounds, sports surfaces, landscaping, and other such applications, as well as scrap steel.

Sales and Marketing

Our sales and marketing efforts consist of the following programs:

Factory-Direct Field Sales and Customer Service -   We sell our products through our sales force of more than 319 sales people and independent sales representatives worldwide. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota, or through a commission structure for our independent sales representatives.

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

Trade Show Participation -   Trade shows are an effective way to promote our products to distributors and end users. Shows can range in size from distributor open houses to large, global shows such as Modex in the United States. Through partnerships with our distributors, we have expanded our reach to the end user while strengthening our distribution network. In fiscal 2017, we focused primarily on shows related to vertical markets. Examples include: Pro Light & Sound (Germany), PALM Expo (China), LDI, and InfoComm (USA) for the entertainment industry. LiftEx (UK), CeMAT (China), Expo Manufactura (México), Heavy Moveable, Structures Symposium (USA), Modex (USA), and IMTS (USA) for manufacturing and industrial. OSEA (Singapore) and OTC (USA) for the oil and gas industry. International Rail Transit Expo (China), and AISTech (USA) for the steel industry. Bauma Munich (Germany), Vertikal Days (UK), and ConExpo/IFPE (USA) for the lifting equipment industry. ECNY (USA), NAEC Convention (USA), LiftEx (UK), and Elevator U (USA) for the elevator industry.

Industry Association Membership and Participation -   As a recognized industry leader, we have a long history of participation in a variety of industry associations. Our management is directly involved in numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission, and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers), ASME (American Society of Mechanical Engineers), AIST (Association for Iron & Steel Technology), ECMA (Electrification & Controls Manufacturers Association), and NAEC (National Association of Elevator Contractors).

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

Web Sites -    Our main corporate web site www.cmworks.com supports the Company’s broad product offering providing product data, maintenance manuals, and related information for the brands within our product portfolio.  The sites also provide detailed search and simultaneous product comparisons, the ability to submit “Requests for Quotations,” and allows users the ability to chat live with a member of our customer service department.  In addition to our main site we maintain an additional 17 sites supporting various product lines, industry segments, and geographies.  Distributors also have access to a secure, extranet portal website allowing them to enter sales orders, search pricing information, check order status, and product serial number information.

Distribution and Markets

Our distribution channels include a variety of commercial distributors. In addition, we sell overhead bridge, jib, and gantry cranes and aluminum light rail systems, as well as certain motion technology products directly to end-users. The following describes our global distribution channels:

General Distribution Channels -   Our global general distribution channels consist of:

—     Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance repair, operating, and production, or MROP, applications through their own direct sales force.

—
Rigging shops that are distributors with expertise in rigging, lifting, positioning, and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings, and distribute manual hoists and attachments, chain slings, and other products.

—
Independent crane builders that design, build, install, and service overhead crane and light-rail systems for general industry and also distribute a wide variety of hoists and crane components. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives, and electrification systems to crane builders.

Specialty Distribution Channels -   Our global specialty distribution channels consist of:

—
National and regional distributors that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog, internet, and branch sales and a field sales force.

—
Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms, and other material handling products to provide end-users with solutions to their material handling problems.

—
Entertainment equipment distributors that design, supply, and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sporting events, convention centers, and night clubs.

Pfaff International Direct -   Our German-based Pfaff business markets and sells most of its actuators directly to end-users, providing an additional method to market for us in the European region.

Crane End-Users -   We market and sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builder, Crane Equipment & Service, Inc. (“CES”). CES includes the Abell-Howe and Washington Equipment brands designs, manufactures, installs, and services a variety of cranes with capacities up to 100 tons.

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 14 chain repair service stations and over 216 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

OEM/Government Distribution Channels -    This channel consists of:

—
OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning, and special purpose applications.

—
Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments. We also provide our products to the U.S. and other governments for a variety of military applications.

Independent Crane Builders and Engineering Procurement and Construction (EPC) firms -   In addition to the Distribution channels mentioned above, STAHL sells explosion-protected hoists and custom engineered off-standard hoists to independent crane builders and EPC firms. Independent crane builders are lifting solution developers and final crane assemblers that source hoists as components. EPC firms are responsible for project management or construction management of production facilities that purchase lifting solutions from crane and hoist builders.

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our product lines, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have over 216 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, DuPont, General Electric, and many other industrial and entertainment organizations.

We also provide, in multiple languages, a variety of related material in video, CD-ROM, slide and print format addressing relevant material handling topics such as the care, use, and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, we sponsor advisory boards made up of representatives of our primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable us and our primary distributors to exchange product and market information relevant to industry trends.

Backlog

Our backlog of orders at March 31, 2017 was approximately $154,450,000 compared to approximately $98,572,000 at March 31, 2016. STAHL accounted for $46,771,000 of our backlog at March 31, 2017. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog reflect the project oriented nature of certain aspects of our business.

Competition

The material handling industry remains fragmented. We face competition from a wide range of regional, national, and international manufacturers globally. In addition, we often compete with individual operating units of larger, highly diversified companies.

The principal competitive factors affecting our business include customer service and support as well as product availability, performance, functionality, brand reputation, reliability, and price. Other important factors include distributor relationships and territory coverage.

Major competitors for hoists are Konecranes, which acquired Terex's Material Handling and Part Solutions business segment, and Kito (and its U.S. subsidiary Harrington); for chain are Campbell Chain, Peerless Chain Company (acquired by Kito), and American Chain and Cable Company; for digital power control systems are Konecranes, Power Electronics International, Inc., Cattron Group International (a division of Laird Technologies), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, KEB GmbH, and Fujitec; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes and a variety of independent crane builders; for actuators and rotary unions are Deublin, Joyce-Dayton, and Nook Industries; and for tire shredders, Granutech.

Employees

At March 31, 2017, we had 3,380 employees; 1,649 in the U.S./Canada, 130 in Latin America, 1,390 in Europe and 211 in Asia. Approximately 10% of our employees are represented under three separate U.S. or Canadian collective bargaining agreements which terminate at various times between September 2017 and May 2020. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We believe that our relationship with our employees is good and that the risk of a disruption in production related to these negotiations is remote.

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

Manufacturing

We complement our own manufacturing by outsourcing components and finished goods from an established global network of suppliers. We regularly upgrade our global manufacturing facilities and invest in tooling, equipment, and technology.

Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, steel and aluminum enclosures and wire harnesses, castings, electro-mechanical components, and standard variable drives are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, overhead light rail workstations, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us as well as our crane-builder customers. We also manufacture electronic systems to control cranes, hoists, and various other powered equipment.

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state, and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements.  Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows.

We notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We investigated under the supervision of a DENR Registered Environmental Consultant (“the REC”) and have commenced voluntary clean-up at the facility. At this time, additional remediation costs are not expected to exceed the accrued balance of $11,000.

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

Our recently acquired subsidiary Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2017. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $678,000 related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $862,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2017 on an undiscounted basis.

For all of the currently known environmental matters, we have accrued as of March 31, 2017 a total of $980,000 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

Adverse changes in global economic conditions may negatively affect our industry, business, and results of operations.

During the last eight years, financial markets in the United States, Europe, and Asia have experienced substantial disruption including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments, and declining valuations of others. Governments have taken unprecedented actions intended to address these market conditions and the extent to which such government actions may prove effective remains unclear. The future economic environment may worsen.

Our industry is affected by changes in economic conditions outside our control, which can result in a general decrease in product demand from our customers. Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to maintain our revenue and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenue as a result of decreased demand may also reduce our planned growth and otherwise hinder our ability to improve our performance in connection with our long term strategy.

Our business is cyclical and is affected by industrial economic conditions.

Many of the end-users of our products are in highly cyclical industries, such as manufacturing, power generation and distribution, commercial construction, oil and gas exploration and refining, transportation, agriculture, logging, and mining that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. If there is deterioration in the general economy or in the industries we serve, our business, results of operations, and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

Our business is highly competitive and subject to consolidation of competitors. Increased competition could reduce our sales, earnings, and profitability.

The principal markets that we serve within the material handling industry are fragmented and highly competitive. Competition is based primarily on customer service and support as well as product availability, performance, functionality, brand reputation, reliability, and price. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

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

The acquisition of STAHL on January 31, 2017 resulted in a significant increase to the Company’s long term borrowings.

The increased amount of long term borrowings could, among other things, require the Company to dedicate a large portion of its cash flow to the servicing and repayment of its outstanding indebtedness, thereby reducing funds available for other operating activities, which could adversely affect our financial condition and results of operations, and adversely affect our ability to pay dividends.

In connection with acquisition of STAHL, we assumed an unfunded pension obligation which will further require cash flow to pay benefit obligations as they become due.

The STAHL pension obligation assumed in the acquisition is an unfunded pension plan valued at $72,638,000 at the date of the acquisition. Therefore, the Company will be required to make current and future benefit payment obligations in addition to payments required to pay down other long term borrowings.

We have not completed an assessment of STAHL's internal controls over financial reporting and therefore, significant deficiencies or material weaknesses may exist.

Under current SEC guidelines, the period in which management may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the registrant's internal control may not extend beyond one year from the date of acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting.

Pursuant to this guidance, we have excluded STAHL, which was acquired on January 31, 2017, from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. However, we will be required to include STAHL in the scope of our assessment beginning in fiscal 2018. In connection with our fiscal 2018 assessment, “significant deficiencies” or “material weaknesses” in STAHL's internal control over financial reporting may be detected. To the extent that such deficiencies are identified, we may incur costs associated with our efforts to address these deficiencies that could negatively affect our financial condition and operating results. Furthermore, if we are unable to correct such deficiencies in a timely manner, our ability to record, process, summarize, and report financial data may be adversely affected, which may result in a material misstatement in our financial statements. Such failure could materially and adversely impact our business and subject us to potential investigations, liability, and penalties.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2017, approximately 38% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 15 to our March 31, 2017 consolidated financial statements included in Item 8 of this form 10K.

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

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $243,335,000 in our fiscal year ended March 31, 2017) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

Our future operating results may be affected by fluctuations in steel or other material prices. We may not be able to pass on increases in raw material costs to our customers.

The principal raw material used in our chain, forging and crane building operations is steel. The steel industry as a whole is highly cyclical, and at times pricing and availability can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs, and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. During historical rising cost periods, we were generally successful in adding and maintaining a surcharge to the prices of our high steel content products or incorporating them into price increases, with a goal of margin neutrality. In the future, to the extent we are unable to pass on any steel price increases to our customers, our profitability could be adversely affected.

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

Our operations and facilities are subject to various federal, state, local, and foreign requirements relating to the protection of the environment, including those governing the discharges of pollutants in the air and water, the generation, management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We have made, and will continue to make, expenditures to comply with such requirements. Violations of, or liabilities under, environmental laws and regulations, or changes in such laws and regulations (such as the imposition of more stringent standards for discharges into the environment), could result in substantial costs to us, including operating costs and capital expenditures, fines and civil and criminal sanctions, third party claims for property damage or personal injury, clean-up costs, or costs relating to the temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years, and we have remediated contamination at some of our facilities. Over time, we and other predecessor operators of such facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. Additional environmental liabilities could exist, including clean-up obligations at these locations or other sites at which materials from our operations were disposed, which could result in substantial future expenditures that cannot be currently quantified and which could reduce our profits or have an adverse effect on our financial condition, operations, or liquidity.

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

Our revolving credit facility and Term Loan contain a financial leverage covenant and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage ratio in our bank credit facility. Other material adverse changes in our business could cause us to be in default of our debt covenants. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness.

Our business operations may be adversely affected by information systems interruptions or intrusion.

We depend on various information technologies throughout our company to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse affect on our business, financial condition or results of operations.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain, and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed.

We continually evaluate and assess our personnel and may make additional changes to the members or assignments of our senior management team in the future.

We have entered into employment agreements with the following senior management personnel: Dr. Ivo Celi (our Vice President, EMEA), Dr. Thomas Peukert (our STAHL Managing Director), Werner Wagner (our STAHL Managing Director), and Mark D. Morelli (our President and CEO).

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Getzville, New York (an owned property) and, as of March 31, 2017, conducted our principal manufacturing at the following facilities:

	Location	Products/Operations	Square Footage	Owned or Leased
1	Kunzelsau, Germany	Hoists	345,000	Leased
2	Wadesboro, NC	Hoists	180,000	Owned
3	Lexington, TN	Chain	164,000	Owned
4	Asia operation:
	Hangzhou, China	Hoists	70,000	Owned
	Hangzhou, China	Hoists	82,000	Owned
5	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
6	Menomonee Falls, WI	Power control systems	144,000	Leased
7	Tennessee forging operation:
	Chattanooga, TN	Forged attachments	81,000	Owned
	Chattanooga, TN	Forged attachments	59,000	Owned
8	Wuppertal, Germany	Hoists	124,000	Leased
9	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
10	Damascus, VA	Hoists	97,000	Owned
11	Eureka, IL	Cranes	91,000	Owned
12	Ohio hoist operation:
	Salem, OH	Hoists	49,000	Leased
	Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
13	Hamm, Germany	Lifting tools and forged parts	82,000	Owned
14	Chester, England	Plate clamps	56,000	Owned
15	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
16	Howell, MI	Overhead light rail workstations	35,000	Leased
17	Sarasota, FL	Tire shredders	25,000	Owned
18	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
19	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

In addition, we have a total of 53 sales offices, distribution centers, and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

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

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers of those policies to recover past expenses and to recover future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered.

See Note 15 to our March 31, 2017 consolidated financial statements for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2017, there were 486 holders of record of our common stock.

During fiscal 2017, the Company declared a quarterly cash dividend of $0.04 per common share totaling $3,422,000. On March 27, 2017, the Company's Board of Directors declared regular quarterly dividends of $0.04 per common share. The dividend was paid on May 15, 2017 to shareholders of record on May 5, 2017 and totaled approximately $903,000.

Our current credit agreement allows, but limits our ability to pay dividends.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market.

	Price Range of Common Stock
Year Ended March 31, 2016	High	Low
First Quarter	$27.13	$22.40
Second Quarter	24.98	17.40
Third Quarter	21.28	17.62
Fourth Quarter	18.29	13.51
Year Ended March 31, 2017
First Quarter	$17.05	$13.93
Second Quarter	18.54	14.34
Third Quarter	27.59	17.18
Fourth Quarter	28.63	24.05

On May 26, 2016 the closing price of our common stock on the Nasdaq Global Select Market was $25.16 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2012 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.        Selected Financial Data

The consolidated balance sheets as of March 31, 2017 and 2016, and the related statements of operations, cash flows, and shareholders’ equity for each of the three years ended March 31, 2017 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	(in $000's, except per share data)
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net sales	$637.1	$597.1	$579.6	$583.3	$597.3
Cost of products sold	444.2	409.8	398.0	402.2	423.1
Gross profit	192.9	187.3	181.6	181.1	174.2
Selling expenses	77.3	72.9	69.8	69.0	65.6
General and administrative expenses	80.4	68.8	54.9	55.8	52.2
Restructuring charges	1.1	—	—	—	—
Amortization of intangibles	8.1	5.0	2.3	2.0	2.0
Income (loss) from operations	—	40.6	54.6	54.3	54.4
Interest and debt expense	11.0	7.9	12.4	13.5	13.8
Cost of debt refinancing	1.3	—	8.6	—	—
Other (income) and expense, net	0.7	1.1	(2.4)	(1.9)	(2.0)
Income (loss) before income taxes	13.0	31.6	36.0	42.7	42.6
Income tax expense (benefit) (1)	4.0	12.0	8.8	12.3	(35.7)
Net income (loss)	$9.0	$19.6	$27.2	$30.4	$78.3
Diluted earnings (loss) per share from continuing operations	$0.43	$0.96	$1.34	$1.52	$3.98
Basic earnings (loss) per share from continuing operations	$0.44	$0.98	$1.36	$1.55	$4.03
Weighted average shares outstanding – assuming dilution	20.9	20.3	20.2	20.0	19.7

Weighted average shares outstanding – basic	20.6	20.1	19.9	19.7	19.4

Balance Sheet Data (at end of period):
Total assets	$1,113.8	$772.9	$566.1	$596.9	$564.7
Total debt (2)	421.3	267.6	126.5	150.5	149.9
Total debt, net of cash and cash equivalents	343.7	216.0	63.5	38.2	28.2
Total shareholders’ equity	341.4	286.3	268.7	291.3	240.0

Other Data:
Net cash provided by operating activities	60.5	52.6	38.3	29.5	42.4
Net cash used in investing activities	(224.0)	203.2	(34.1)	(40.4)	(10.1)
Net cash provided by (used in) financing activities	190.1	137.0	(48.4)	1.7	(1.1)
Capital expenditures	(14.4)	(22.3)	(17.2)	(20.8)	(14.9)

(1)
The Company had a valuation allowance of $53,325,000 recorded as of March 31, 2012 due to the uncertainty of whether the Company's net operating loss carryforwards and deferred tax assets might ultimately be realized. The Company was able to utilize $14,567,000 of U.S. federal net operating loss carryforwards in fiscal 2013 which reduced the valuation allowance by $5,107,000.  As a result of the improved operating  performance of the Company leading up to and including fiscal 2013, the Company  reevaluated  the  certainty as to whether the  Company's  remaining net operating  loss  carryforwards  and other  deferred tax assets may ultimately be realized.  As a result of the determination that it was more likely than not that all of the remaining deferred tax assets will be realized with the exception of certain U.S. federal tax credit carryforwards, a significant portion of the remaining U.S. valuation allowance totaling $49,161,000 was reversed in fiscal 2013.

(2)	Total debt includes all debt, including the current portion, notes payable, term loan, and subordinated debt.

Item 7.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report.

EXECUTIVE OVERVIEW

We are a leading worldwide designer, manufacturer, and marketer of material handling products, systems and services which efficiently and safely move, lift, position, and secure materials. Key products include hoists, rigging tools, cranes, digital power control systems, and actuators. We are focused on serving commercial and industrial applications that require the safety and quality in moving material provided by our superior design and engineering know-how.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 142-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include growing revenue by increasing our penetration of the Asian, Latin American and European marketplaces, pursuing new products and targeted vertical markets, and by improving our productivity. In accordance with our strategy, we have been investing in our sales and marketing activities, new product development, and “Lean” efforts across the Company. Shareholder value will be enhanced through continued emphasis on market expansion, customer satisfaction, new product development, manufacturing efficiency, cost containment, and efficient capital investment.

On January 31, 2017 we completed our acquisition of STAHL. STAHL is a leading manufacturer of explosion-protected hoists and crane components and is well known for its custom engineering of lifting solutions and hoisting technology. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil & gas, steel & concrete, power generation as well as process industries such as chemical and pharmaceuticals. We believe STAHL is an excellent expansion of our global product offering. STAHL's strong position with wire rope and electric chain hoists in Europe immediately complements our leadership of handheld hoists in that region, and their broad portfolio of ATEX certified explosion-protected products serving the mining, oil and gas and chemical processing industries significantly extends our global offerings in capability and capacities.

Our revenue base is geographically diverse with approximately 38% derived from customers outside the U.S. for the year ended March 31, 2017. Our expansion into the European market with the acquisition of STAHL will further expand our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

From a strategic perspective, we are investing in global markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting, and sling chain, forged attachments, actuators, and digital power and motion control systems for the material handling industry. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including energy, automotive, heavy OEM, entertainment, and construction and infrastructure.

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

We continuously monitor market prices of steel. We purchase approximately $30,000,000 to $40,000,000 of steel annually in a variety of forms including rod, wire, bar, structural, and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral.

We are also looking for opportunities for growth via strategic acquisitions or joint ventures. The focus of our acquisition strategy centers on product line expansion in alignment with our existing core product offering and opportunities for non-U.S. market penetration, such as the STAHL acquisition.

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increasing productivity of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are supported by our solid free cash flow as well as our liquidity position and flexible debt structure.

RESULTS OF OPERATIONS

Fiscal 2017 Compared to 2016

Fiscal 2017 sales were $637,123,000, an increase of 6.7%, or $40,020,000 compared with fiscal 2016 sales of $597,103,000. Sales for the year were positively impacted by $64,993,000 due to our recent acquisitions and $730,000 by price increases. Sales for the year were negatively impacted $20,638,000 due to a decrease in sales volume.  Unfavorable foreign currency translation reduced sales by $5,065,000.

Our gross profit was $192,932,000 and $187,263,000 or 30.3% and 31.4% of net sales in fiscal 2017 and 2016, respectively.  The fiscal 2017 increase in gross profit of $5,669,000 or 3.0% is the result of $22,553,000 from our recent acquisitions, $2,044,000 in increased productivity and favorable manufacturing costs, and $3,902,000 in fiscal 2016 acquisition purchase accounting amortization and other one-time adjustments which did not recur in fiscal 2017, offset by $9,387,000 in decreased volume, $8,852,000 in STAHL inventory amortization related to purchase accounting adjustments, $2,546,000 in increased product liability costs due to legal settlements, and material inflation net of price increases of $474,000. The translation of foreign currencies had a $1,571,000 unfavorable impact on gross profit for the year ended March 31, 2017.

Selling expenses were $77,319,000 and $72,858,000, or 12.1% and 12.2% of net sales in fiscal years 2017 and 2016, respectively. The acquisitions of STAHL and Magnetek added an incremental $7,947,000 in selling expense for the year ended March 31, 2017. The fiscal 2016 consolidation of two warehouses and the closure of another added $859,000 in the prior year, which did not recur in fiscal 2017. Additionally, foreign currency translation had a $589,000 favorable impact on selling expenses.

General and administrative expenses were $80,410,000 and $68,811,000 or 12.6% and 11.5% of net sales in fiscal 2017 and 2016, respectively. The fiscal 2017 increase was primarily the result of our recent acquisitions of STAHL and Magnetek which added $4,278,000 in recurring general and administrated expenses. STAHL acquisition and integration costs of $8,815,000 offset prior year non-recurring Magnetek acquisition and severance costs of $8,046,000, netting to a $769,000 increase in fiscal 2017. Additional increases to general and administrative expenses were the result of CEO retirement and search costs of $3,085,000 and additional legal costs incurred for a legal action against our prior product liability insurance carriers of $1,359,000. Foreign currency translation had a $371,000 favorable impact on general and administrative expenses.

Impairment of intangible assets of $1,125,000 in fiscal 2017 relates to the impairment of the indefinite-lived trademark of STB. After performing our annual indefinite-lived intangible asset impairment test, the Company determined that the indefinite-lived STB intangible trademark asset was fully impaired due to lower revenue and resulting cash flows than projected at the time of the acquisition.

Amortization of intangibles was $8,105,000 and $5,024,000 in fiscal 2017 and 2016, respectively. The increase relates to additional amortization of intangibles related to the STAHL and Magnetek acquisitions.

Interest and debt expense was $10,966,000 and $7,904,000 in fiscal 2017 and 2016, respectively. The increase in interest and debt expense relates to additional debt from the Magnetek and STAHL acquisitions.

The fiscal 2017 debt extinguishment costs of $1,303,000 relates to the write off of unamortized deferred financing costs associated with our previous term loan and revolving credit facility refinanced as part of the STAHL acquisition. This transaction is discussed in more detail in the Liquidity and Capital Resources section.

Investment income of $462,000 and $796,000, in fiscal 2017 and 2016, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange loss was $1,232,000 and $2,215,000 in fiscal 2017 and 2016, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt. Fiscal 2017 foreign currency exchange loss includes a loss on a foreign currency option related to the acquisition of STAHL in the amount of $1,590,000.

Other income (expense), net remained relatively stable and was $93,000 and $377,000 in fiscal 2017 and 2016, respectively.

Income tax expense as a percentage of income from continuing operations before income tax expense was 31.0% and 38.1% in fiscal 2017 and 2016, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The effective tax rate for fiscal 2017 was effected unfavorably by 16.3 percentage points due to non-deductible STAHL acquisition costs which were offset by 11.3 percentage points due to the reversal of a deferred tax asset valuation allowance within our foreign subsidiaries.

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

Interest and debt expense was $7,904,000 and $12,390,000 in fiscal 2016 and 2015, respectively. The decrease in interest and debt expense relates to the redemption of the 7 7/8% Notes in the fourth quarter of fiscal 2015 with the lower interest bearing Term Loan despite the increased borrowings used to fund the Magnetek purchase beginning in the second quarter of fiscal 2016.

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

Foreign currency exchange loss was $2,215,000 and $863,000 in fiscal 2016 and 2015, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $77,591,000, $51,603,000, and $63,056,000 at March 31, 2017, 2016, and 2015, respectively.

Cash flow provided by operating activities

Net cash provided by operating activities was $60,450,000, $52,645,000, and $38,254,000 in fiscal 2017, 2016, and 2015, respectively. In fiscal 2017, in addition to net income and non-cash adjustments to net income, net cash provided by operating activities increased as a result of an overall decrease in inventories of $8,173,000, excluding the effects of acquisitions. This increase in cash was offset by a decrease in accrued liabilities and non-current liabilities of $2,380,000 and $3,085,000, respectively. The decrease in non-current liabilities was primarily due to $6,140,000 in contributions made to our pension plans, excluding the effects of acquisitions.

In addition to net income and non-cash adjustments to net income in fiscal 2016, net cash provided by operating activities increased as a result of net collections of trade accounts receivable of $12,409,000 and an overall decrease in inventories of $2,483,000. This increase in cash was offset by a decrease in trade accounts payable, accrued liabilities, and non-current liabilities of $5,308,000, $5,799,000, and $6,516,000, respectively. The reduction in accrued liabilities was primarily due to reductions in employee payroll, incentive bonus accruals, and customer rebate accruals. The decrease in non-current liabilities was primarily due to $5,936,000 in contributions made to our pension plans.

Cash flow used by investing activities

Net cash used by investing activities was $224,039,000, $203,229,000, and $34,079,000 in fiscal 2017, 2016, and 2015, respectively. In fiscal 2017, the most significant use of cash for investing activities relates to our acquisition of STAHL which totaled $218,846,000, net of cash acquired. Capital expenditures for fiscal 2017 totaled $14,368,000. Offsetting these uses of cash is $10,765,000 in net cash proceeds from the sale of marketable equity securities.

The most significant use of cash for investing activities in fiscal 2016 relates to our acquisition of Magnetek which totaled $182,467,000, net of cash acquired. Capital expenditures for fiscal 2016 totaled $22,320,000, of which $5,400,000 related to the construction of the Getzville corporate headquarters and national training facility. Offsetting these uses of cash is $1,558,000 in net cash proceeds from the sale of marketable equity securities.

Cash flow provided (used) by financing activities

Net cash provided (used) by financing activities was $190,121,000, $137,003,000, and $(48,387,000) in fiscal 2017, 2016, and 2015, respectively. In fiscal 2017, to finance the acquisition of STAHL, the Company borrowed $445,000,000 under a new credit facility. The proceeds were used to repay the previous credit facility and purchase STAHL. The purchase of STAHL was also partially funded through the issuance of additional equity resulting in gross proceeds of approximately $50,000,000. The Company paid $19,409,000 in debt and equity related fees related to these transactions. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. This cash was classified as other assets on the Company's balance sheet and was classified as a use of cash for financing activities. The remaining net cash used for financing activities primarily relates to dividends paid of $3,326,000, $439,000 in proceeds from the exercise of stock options, and $1,265,000 in net outflows from stock related transactions.

The most significant source of cash in fiscal 2016 was net borrowings under our revolving credit facility of $154,057,000. This borrowing was used to fund the Magnetek acquisition. Offsetting this source of cash was $13,187,000 used for the repayment of debt. The remaining net cash used for financing activities in fiscal 2016 primarily relates to dividends paid of $3,212,000 and $655,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restriction exists in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of March 31, 2017, $72,190,000 of cash and cash equivalents were held by foreign subsidiaries.

Through January 31, 2017 the Company had outstanding $131,500,000 under a revolving credit facility ("Replaced Revolving Credit Facility"). The Replaced Revolving Credit Facility provided availability up to a maximum of $225,000,000 and had an initial term ending January 23, 2020.

Through January 31, 2017 the Company, Columbus McKinnon Dutch Holdings 3 B.V. (“BV 3”), and Columbus McKinnon EMEA GmbH (“EMEA GMBH”) as borrowers (collectively referred to as the "Borrowers"), had outstanding $103,125,000 principal amount of a senior secured Term Loan ("Replaced Term Loan") which was to mature on February 19, 2020.

As described in Note 2, on January 31, 2017 the Company entered into a New Credit Agreement ("New Credit Agreement") and $545,000,000 of new debt facilities ("New Facilities") in connection with the STAHL acquisition. The New Facilities consist of a New Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("New Term Loan"). Proceeds from the New Facilities were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company's Replaced Revolving Credit Facility and Replaced Term Loan. The New Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2017 the Company has not drawn from the Revolver.

The key terms of the agreement are as follows:

•
Term Loan: An aggregate $445,000,000 1st Lien Term Loan which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow ("ECF") as defined in the New Credit Agreement, the ECF Percentage of the Excess Cash Flow for such fiscal year minus optional prepayment of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the New Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the New Term Loan. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the Secured Leverage Ratio as of the last day of the fiscal year.

•
Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•
Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the New Credit Agreement).

•
Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or Revolver on the occurrence of certain events which will permanently reduce the commitments under the New Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Loans is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first twelve months.

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2017 the covenant is not triggered. Had we been required to determine the covenant ratio as of March 31, 2017, we would have been in compliance with the covenant provisions.

The New Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries), and intellectual property. The New Credit Agreement allows, but limits our ability to pay dividends.

As mentioned above, on January 31, 2017 the Company borrowed $445,000,000 under the New Term Loan. The Company repaid the amount outstanding for the Replaced Revolving Credit Facility and Replaced Term Loan ($131,500,000 and $103,125,000, respectively) plus $652,000 in interest and accrued fees. The cost of debt refinancing on the Company's consolidated statement of operations includes the write-off of previously unamortized deferred financing costs and other expenses of $1,303,000.

The outstanding balance of the New Term Loan was $432,500,000 and $112,056,000 on the Replaced Term Loan as of March 31, 2017 and 2016 respectively. The Company made $9,375,000 of scheduled principal payments on the Replaced Term Loan and $12,500,000 of principal payment on the New Term Loan during fiscal 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months (not including the ECF) but, plans to pay down $49,450,000. The later amount is recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the New Revolving Credit Facility and $6,486,000 outstanding letters of credit as of March 31, 2017. The outstanding letters of credit at March 31, 2017 consisted of $492,000 in commercial letters of credit and $5,994,000 of standby letters of credit.

In connection with the acquisition of STAHL, the Company assumed a loan that STAHL CraneSystems Shanghai Co Ltd ("STAHL China") entered into on November 22, 2016 with Dalian Konecranes Co Ltd ("Konecranes"). The principal amount loaned to STAHL China in the amount of 18,000,000 Yuan (approximately $2,608,000 as of March 31, 2017) was used to meet working capital needs. The annual interest rate is 4.35% with an original maturity date of February 24, 2017. The term of the loan was extended through a loan amendment with a new maturity date of May 24, 2017. Therefore, this loan is classified in current portion of long-term debt. The Company has repaid the loan on the new maturity date.

The gross balance of deferred financing costs on the term loans were $14,690,000 and $2,076,000 as of March 31, 2017 and 2016, respectively. The accumulated amortization balances were $350,000 and $483,000 as of March 31, 2017 and 2016, respectively. All of the deferred financing costs on the Replaced Term Loan were extinguished and are included in the cost of debt refinancing on the Company's consolidated statement of operations.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility are included in other assets is $2,789,000 and $1,574,000 as of March 31, 2017 and March 31, 2016. The accumulated amortization balances were $93,000 and $367,000 as of March 31, 2017 and March 31, 2016 respectively. The balance at March 31, 2017 includes $763,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving credit facility.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $551,000 and $1,590,000 as of March 31, 2017 and 2016, respectively, are included in senior debt in the consolidated balance sheets. $510,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2017, unsecured credit lines totaled approximately $4,475,000, of which $0 was drawn. In addition, unsecured lines of $10,175,000 were available for bank guarantees issued in the normal course of business of which $3,813,000 was utilized.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2017, by period of estimated payments due:

	Total	Fiscal 2018	Fiscal 2019- Fiscal 2020	Fiscal 2021- Fiscal 2022	More Than Five Years
Long-term debt obligations (a)	$435.7	$7.6	$8.9	$8.9	$410.3
Operating lease obligations (b)	36.0	8.5	12.0	6.3	9.2
Purchase obligations (c)	—	—	—	—	—
Interest obligations (d)	116.9	17.4	34.1	33.4	32.0
Letter of credit obligations	6.5	2.2	4.3	—	—
Bank guarantees	3.8	3.8	—	—	—
Uncertain tax positions	1.0	0.9	0.1	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	209.4	—	13.0	11.4	185.0
Total	$809.3	$40.4	$72.4	$60.0	$636.5

(a)	As described in Note 11 to consolidated financial statements.

(b)	As described in Note 17 to consolidated financial statements.

(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our cancelable open purchase orders to be executed in the normal course of business approximate $53 million.

(d)
Estimated for our Term Loan and Revolving Credit Facility and interest rate swaps as described in Note 9 and Note 11 to our consolidated financial statements. Calculated using a Eurocurrency rate of 1.15% plus an applicable margin of 3.00%.

(e)	For additional details, see Note 10 to our consolidated financial statements. Excludes uncertain tax positions of $1.0 million shown separately above.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, and enhance safety. Our capital expenditures for fiscal 2017, 2016, and 2015 were $14,368,000, $22,320,000, and 17,243,000 respectively. Excluded from fiscal 2017 capital expenditures is $0, $1,638,000, and $1,216,000 in property, plant and equipment purchases included in accounts payable at March 31, 2017, 2016, and 2015, respectively. We expect capital expenditure spending in fiscal 2018 to range from approximately $20,000,000 to $24,000,000, excluding acquisitions and strategic alliances.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.  With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers.  We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases.  We will continue to monitor our costs and reevaluate our pricing policies.

SEASONALITY AND QUARTERLY RESULTS

Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges, and other costs attributable to plan closures as well as divestitures and acquisitions. Therefore, our operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

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

Pension and Other Postretirement Benefits.    The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 12 to our fiscal 2017 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs. Changes in these assumptions can result in the calculation of different plan expense and liability amounts.  Further, actual experience can differ from the assumptions and these differences are typically accounted for as actuarial gains or losses that are amortized over future periods.

The weighted average pension discount rate assumptions of 3.65%, 4.03%, and 3.83%, as of March 31, 2017, 2016, and 2015, respectively, are based on long-term AA rated corporate and municipal bond rates. At January 31, 2017, the Company used a discount rate assumption of 1.90% in valuing the pension plan obligation acquired in the STAHL acquisition. The change in the discount rate at March 31, 2017 resulted in an approximately $1,000,000 increase to the projected benefit obligation. The weighted average expected long term rate of return on plan assets assumptions of 7.23%, 7.22%, and 7.50% for the years ended March 31, 2017, 2016, and 2015, respectively, is based on the targeted plan asset allocation (approximately 65% equities and 35% fixed income) and their long-term historical returns. Our under-funded status for all pension plans as of March 31, 2017 and 2016 was $150,431,000 and $103,279,000, or 31.9% and 24.5% of the projected benefit obligation, respectively. The increase in the under-funded status in fiscal 2017 was primarily driven by the pension liability assumed in the STAHL acquisition, which is an unfunded plan. Our pension contributions during fiscal 2017 and 2016 were approximately $6,140,000 and $5,936,000, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2018 fiscal year is expected to approximate $435,000, greater than the fiscal 2017 benefit of $621,000.  The additional expense expected in fiscal 2018 is the result of a full 12 months of STAHL pension expense. Pension funding contributions for the March 31, 2018 fiscal year are expected to approximate $8,416,000. The weighted-average compensation increase assumption of 0.39%, 0.44%, and 2.30% as of March 31, 2017, 2016, and 2015, respectively is based on expected wage trends and historical patterns.

The healthcare costs inflation assumptions of 6.5%, 6.8%, and 7.0% for fiscal 2017, 2016, and 2015, respectively, are based on anticipated trends.  While the healthcare inflation rate assumptions have been decreasing, healthcare costs continue to outpace inflation in the U.S.

Insurance Reserves.  Our accrued general and product liability reserves as described in Note 15 to consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses, and increased limit factors. These actuarial estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag time in the reporting and resolution of claims, trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. Changes to these estimates could result in material changes to the amount of expense and liabilities recorded in our financial statements. Further, actual costs could differ significantly from the estimated amounts.  Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.  Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $319,299,000 as of March 31, 2017 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have four reporting units, only two of which have goodwill. Duff-Norton and Rest of Products reporting units have goodwill totaling $9,555,000, and $309,744,000, respectively, at March 31, 2017.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test. We also proceed to the two-step model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 28, 2017 and determined that the two-step goodwill impairment test should be performed for both the Rest of Products reporting unit and the Duff-Norton reporting unit due to volatility in our stock price and other changes in our business during fiscal 2017.

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

We performed step one of the two-step impairment test for the Rest of Products and Duff Norton reporting units. Testing goodwill for impairment under the two-step method requires us to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate for revenue during the first five years of our projections was approximately 3.24% for the Rest of Products reporting unit and 3.9% for the Duff-Norton reporting unit. The terminal value was calculated assuming a projected growth rate of 3.0% after five years for both reporting units. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 10.0% and 10.2% for the Rest of Products and Duff-Norton reporting units, respectively based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Duff-Norton and Rest of Product reporting units achieving their forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $9,460,000 and $1,849,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $30,200,000 and $5,045,000 for the Rest of Products and Duff-Norton reporting units, respectively. Even with such changes the fair value of the reporting units would be greater than their net book values as of February 28, 2017, necessitating no Step 2 calculations.

We further test our indefinite-lived intangible asset balance of $46,018,000 consisting of trademarks on our recent acquisitions on an annual basis for impairment. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value results in impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, we determined that the trademark of STB with a balance of $1,125,000 was fully impaired. Our other indefinite-lived trademarks were also tested for impairment. It was determined that the fair value of these trademarks exceeded their fair values, and as such, no other impairment was recorded.

Purchase Price Allocations for Business Combinations. During the fiscal year ended March 31, 2017, we completed a business combination for a total purchase price of $248,729,000. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and assigned value to trademarks and trade names, customer relationships, favorable supply agreements, backlog, and technology. We estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models and estimates of replacement cost. These valuations support the conclusion that identifiable intangible assets had a preliminary value of $143,039,000. The resulting goodwill was $150,322,000.

Assigning value to intangible assets requires estimates used in projecting relevant future cash flows and estimates of replacement costs, in addition to estimating useful lives of such assets.

Accounts Receivable Reserves.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts, and analyzing the accounts receivable aging. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  At March 31, 2017 the allowance for doubtful accounts totaled $2,676,000.

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

Balance as of March 31, 2017
Property, plant and equipment, net	$113.0
Acquired intangibles with estimable useful lives	210.2
Other assets	14.8

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

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 21 to the accompanying consolidated financial statements included in this March 31, 2017 10K report.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, facility consolidations and other restructurings, our asbestos-related liability, the integration of acquisitions, and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

In fiscal 2017, 38% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our recent acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $9,000,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $300,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. The notional amount of these derivatives is $232,000,000 and all of the contracts mature by January 31, 2022. From its March 31, 2017 balance of accumulated other comprehensive gain (loss), or “AOCL,” the Company expects to reclassify approximately $1,908,000 out of AOCL during the next 12 months based on the underlying transactions of the payments on the intercompany loans.
The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,682,000 and all of the contracts mature by March 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $10,790,000 and all contracts mature by March 31, 2018. From its March 31, 2017 balance of AOCL, the Company expects to reclassify approximately $33,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $259,500,000 as of March 31, 2017. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2017 balance of AOCL, the Company expects to reclassify approximately $1,121,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2017:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 31, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 31, 2017

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$77,591	$51,603
Trade accounts receivable, less allowance for doubtful accounts ($2,676 and $2,177, respectively)	111,569	83,812
Inventories	130,643	118,049
Prepaid expenses and other	21,147	19,265
Total current assets	340,950	272,729
Net property, plant, and equipment	113,028	104,790
Goodwill	319,299	170,716
Other intangibles, net	256,183	122,129
Marketable securities	7,686	18,186
Deferred taxes on income	61,857	73,158
Other assets	14,840	11,143
Total assets	$1,113,843	$772,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,994	$36,061
Accrued liabilities	97,397	53,210
Current portion of long-term debt	52,568	43,246
Total current liabilities	190,959	132,517
Senior debt, less current portion	41	844
Term loan and revolving credit facility	368,710	223,542
Other non-current liabilities	212,783	129,639
Total liabilities	772,493	486,542
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 22,565,613 and 20,109,868 shares issued and outstanding	226	201
Additional paid-in capital	258,853	206,682
Retained earnings	179,735	174,173
Accumulated other comprehensive loss	(97,464)	(94,747)
Total shareholders’ equity	341,350	286,309
Total liabilities and shareholders’ equity	$1,113,843	$772,851

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$637,123	$597,103	$579,643
Cost of products sold	444,191	409,840	398,036
Gross profit	192,932	187,263	181,607
Selling expenses	77,319	72,858	69,819
General and administrative expenses	80,410	68,811	54,874
Impairment of intangible asset	1,125	—	—
Amortization of intangibles	8,105	5,024	2,266
Income from operations	25,973	40,570	54,648
Interest and debt expense	10,966	7,904	12,390
Cost of debt refinancing	1,303	—	8,567
Investment (income) loss, net	(462)	(796)	(2,725)
Foreign currency exchange loss (gain), net	1,232	2,215	863
Other income, net	(93)	(377)	(462)
Income from continuing operations before income tax expense	13,027	31,624	36,015
Income tax expense	4,043	12,045	8,825
Net income	$8,984	$19,579	$27,190

Average basic shares outstanding	20,591	20,079	19,939
Average diluted shares outstanding	20,888	20,315	20,224

Basic income per share	$0.44	$0.98	$1.36

Diluted income per share	$0.43	$0.96	$1.34

Dividends declared per common share	$0.16	$0.16	$0.16

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	March 31,
	2017	2016	2015
	(In thousands)
Net income	$8,984	$19,579	$27,190
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,379)	3,650	(29,907)
Pension liability adjustments, net of taxes of $(6,043), $4,635, and $12,409	9,453	(5,394)	(19,724)
Other post retirement obligations adjustments, net of taxes of $(317), $(372), and $233	524	604	(371)
Split-dollar life insurance arrangement adjustments, net of taxes of $(82), $(66), and $42	131	105	(67)
Change in derivatives qualifying as hedges, net of taxes of $900, $430, and $233	(3,514)	(1,031)	(334)
Change in investments:
Unrealized holding (loss) gain arising during the period, net of taxes of $(93), $43, and $(234)	173	(79)	433
Reclassification adjustment for gain included in net income, net of taxes of $56, $83, and $723	(105)	(154)	(1,342)
Net change in unrealized gain (loss) on investments	68	(233)	(909)
Total other comprehensive income (loss)	(2,717)	(2,299)	(51,312)
Comprehensive income (loss)	$6,267	$17,280	$(24,122)

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2014	$198	$198,546	$133,820	$(142)	$(41,136)	$291,286
Net income 2015	—	—	27,190	—	—	27,190
Dividends declared	—	—	(3,199)	—	—	(3,199)
Change in foreign currency translation adjustment	—	—	—	—	(29,907)	(29,907)
Change in net unrealized gain on investments, net of tax of $489	—	—	—	—	(909)	(909)
Change in derivatives qualifying as hedges, net of tax of $233	—	—	—	—	(334)	(334)
Change in pension liability and postretirement obligations, net of tax of $12,684	—	—	—	—	(20,162)	(20,162)
Stock compensation - directors	—	440	—	—	—	440
Stock options exercised, 87,210 shares	2	1,605	—	—	—	1,607
Stock compensation expense	—	3,455	—	—	—	3,455
Tax effect of exercise of stock options	—	(65)	—	—	—	(65)
Earned 8,369 ESOP shares	—	109	—	142	—	251
Restricted stock units released,78,734 shares, net of shares withheld for minimum statutory tax obligation	—	(934)	—	—	—	(934)
Balance at March 31, 2015	$200	$203,156	$157,811	$—	$(92,448)	$268,719
Net income 2016	—	—	19,579	—	—	19,579
Dividends declared	—	—	(3,217)	—	—	(3,217)
Change in foreign currency translation adjustment	—	—	—	—	3,650	3,650
Change in net unrealized gain on investments, net of tax of $126	—	—	—	—	(233)	(233)
Change in derivatives qualifying as hedges, net of tax of $430	—	—	—	—	(1,031)	(1,031)
Change in pension liability and postretirement obligations, net of tax of $4,197	—	—	—	—	(4,685)	(4,685)
Stock compensation - directors	—	440	—	—	—	440
Stock options exercised, 16,033 shares	1	242	—	—	—	243
Stock compensation expense	—	3,623	—	—	—	3,623
Tax effect of exercise of stock options	—	118	—	—	—	118
Shares retired	—	(10)	—		—	(10)
Restricted stock units released, 75,370 shares, net of shares withheld for minimum statutory tax obligation	—	(887)	—	—	—	(887)
Balance at March 31, 2016	$201	$206,682	$174,173	$—	$(94,747)	$286,309
Net income 2017	—	—	8,984	—	—	8,984
Dividends declared	—	—	(3,422)	—	—	(3,422)
Change in foreign currency translation adjustment	—	—	—	—	(9,379)	(9,379)
Change in net unrealized gain on investments, net of tax of $(37)	—	—	—	—	68	68
Change in derivatives qualifying as hedges, net of tax of $900	—	—	—	—	(3,514)	(3,514)
Change in pension liability and postretirement obligations, net of tax of $(6,442)	—	—	—	—	10,108	10,108
Stock compensation - directors	—	440	—	—	—	440
Stock options exercised, 27,848 shares	2	439	—	—	—	441
Stock compensation expense	—	5,474	—	—	—	5,474
Tax effect of exercise of stock options	—	(197)	—	—	—	(197)
Issuance of 2,273,000 shares of common stock in January 2017 offering at $22.00 per share, net of issuance costs of $2,700	23	47,283	—	—	—	47,306
Restricted stock units released, 154,897 shares, net of shares withheld for minimum statutory tax obligation	—	(1,268)	—	—	—	(1,268)
Balance at March 31, 2017	$226	$258,853	$179,735	$—	$(97,464)	$341,350
 See accompanying notes.

COLUMBUS McKINNON CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2017	2016	2015
Operating activities:	(In thousands)
Net income	$8,984	$19,579	$27,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,162	20,531	14,562
Deferred income taxes and related valuation allowance	489	7,336	2,074
Gain on sale of real estate/investments and other	14	34	(1,897)
Cost of debt refinancing	1,303	—	8,567
Impairment of assets	—	429	—
Amortization of deferred financing costs and discount on debt	1,015	600	805
Stock-based compensation	5,914	4,063	3,895
Purchase accounting adjustment related to working capital amortization	8,852	—	—
Net loss on foreign exchange option	1,590	—	—
Impairment of intangible asset	1,125	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(785)	12,409	8,302
Inventories	8,173	2,483	(9,080)
Prepaid expenses and other	6,121	(375)	(3,192)
Other assets	(3,044)	3,179	(572)
Trade accounts payable	1,002	(5,308)	1,084
Accrued liabilities	(2,380)	(5,799)	(872)
Non-current liabilities	(3,085)	(6,516)	(12,612)
Net cash provided by operating activities	60,450	52,645	38,254
Investing activities:
Proceeds from sales of marketable securities	12,336	5,869	6,919
Purchases of marketable securities	(1,571)	(4,311)	(3,689)
Capital expenditures	(14,368)	(22,320)	(17,243)
Net loss on foreign exchange option	(1,590)	—	—
Other	—	—	(74)
Purchases of businesses, net of cash acquired	(218,846)	(182,467)	(19,992)
Net cash used for investing activities	(224,039)	(203,229)	(34,079)
Financing activities:
Proceeds from the issuance of common stock	50,439	242	1,607
Payment of dividends	(3,326)	(3,212)	(3,192)
Payment of bond redemption tender fees	—	—	(5,907)
Restricted cash related to purchase of business	(588)	—	(5,431)
Net borrowings (repayments) under lines of credit	(155,000)	154,057	—
Repayment of debt	(125,730)	(13,187)	(157,203)
Proceeds from issuance of long term debt	445,000	—	124,423
Fees related to debt and equity offerings	(19,409)	—	(1,825)
Other	(1,265)	(897)	(859)
Net cash provided by (used for) financing activities	190,121	137,003	(48,387)
Effect of exchange rate changes on cash	(544)	2,128	(5,041)
Net change in cash and cash equivalents	25,988	(11,453)	(49,253)
Cash and cash equivalents at beginning of year	51,603	63,056	112,309
Cash and cash equivalents at end of year	$77,591	$51,603	$63,056

Supplementary cash flows data:
Interest paid	$10,633	$7,649	$13,750
Income taxes paid, net of refunds	$1,893	$4,175	$10,215
Property, plant and equipment purchases included in trade accounts payable	$—	$1,638	$1,216
Non cash release of restricted cash	$—	$822	$—
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation (the Company) is a leading global designer, manufacturer and marketer of hoists, actuators, cranes, rigging tools, digital power control systems, and other material handling products, which efficiently and safely move, lift, position, and secure materials. Key products include hoists, rigging tools, cranes, actuators, digital power control and delivery systems, and elevator application drive systems. On January 31, 2017, the Company acquired STAHL CraneSystems (“STAHL”). STAHL is a leading manufacturer of explosion-protected hoists and crane components specializing in custom engineering of lifting solutions and hoisting technology. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil & gas, steel & concrete, power generation as well as process industries such as chemical and pharmaceuticals.

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During fiscal 2017, approximately 62% of sales were to customers in the United States.

2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $1,748,000, $1,690,000, and $2,147,000 in fiscal 2017, 2016, and 2015, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 10% of the Company’s employees are represented by three separate U.S. collective bargaining agreements which expire September 2017, April 2018, and May 2020. We plan to negotiate a new agreement for the plan that expires in September 2017.

Consolidation

These consolidated financial statements include the accounts of the Company and its global subsidiaries; all significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates during the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss (gain). There were net losses, including changes in the fair value of derivatives, on foreign currency transactions of approximately $1,232,000, $2,215,000, and $863,000 in fiscal 2017, 2016, and 2015, respectively.

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

When the Company evaluates the potential for goodwill impairment, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, the Company proceeds to a two-step impairment test.

To perform the two-step impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate, and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

The Company performed its qualitative assessment as of February 28, 2017 and determined that the two-step goodwill impairment test should be performed for both the Rest of Products reporting unit and the Duff-Norton reporting unit. Based on the results of step one of the two-step impairment test, the Company determined that the Rest of Products and Duff Norton reporting units' fair value was not less than its applicable carrying value. See Note 8 for further discussion of goodwill and intangible assets.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics, and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses management estimates, discounted cash flow calculations, and appraisals where necessary.

Intangible Assets

At acquisition, the Company estimates and records the fair value of purchased intangible assets which primarily consist of trade names, customer relationships, and technology.  The fair values are estimated based on management’s assessment as well as independent third party appraisals.  Such valuations may include a discounted cash flow of anticipated revenues resulting from the acquired intangible asset.

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  The straight line method is used for customer relationships.  As a result of the negligible attrition rate in our customer base, the difference between the straight line method and attrition method is not considered significant.  The estimated useful lives for our intangible assets range from 1 to 25 years.

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our recent acquisitions) are tested for impairment on an annual basis. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value is an indicator of impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, we determined that the trademark of STB with a balance of $1,125,000 was fully impaired. Our other indefinite-lived trademarks were also tested for impairment. It was determined that the fair value of these trademarks exceeded their book values, and as such, no other impairment was recorded.

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 29% and 34% of inventories at March 31, 2017 and March 31, 2016, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs. The decrease in the percentage of LIFO inventory is due to the acquisition of STAHL which determines the cost of its inventory using the FIFO method.

Marketable Securities

All of the Company’s marketable securities, which consist of equity and fixed income securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the consolidated statements of operations within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results. Included within other assets is a building that is held for sale in the amount of $425,000 at March 31, 2017 and 2016. The building was closed as part of the Company's fiscal 2010 restructuring activities. During the year ended March 31, 2017 the Company did not change the assets held for sale value.

Research and Development

Research and development (R&D) costs as defined in ASC Topic 730, “Research and Development,” were $10,380,000, $7,393,000, and $5,242,000 for the years ended March 31, 2017, 2016, and 2015, respectively, and are classified as general and administrative expense in the consolidated statements of operations. The acquisition of STAHL added $212,000 to R&D costs for the year ended March 31, 2017.

Revenue Recognition, Accounts Receivable and Concentration of Credit Risk

Sales are recorded when title passes to the customer which is generally at time of shipment to the customer. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits, and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. Sales tax is excluded from revenue.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Warranties

The Company offers warranties for certain products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year and for certain products, a lifetime warranty. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim. Changes in the Company’s product warranty accrual are as follows:

	March 31,
	2017	2016
Balance at beginning of year	$1,229	$655
Accrual for warranties issued	1,988	2,618
Warranties settled	(2,084)	(2,420)
Warranties assumed in STAHL acquisition	2,948	—
Warranties assumed in Magnetek acquisition	—	376
Balance at end of year	$4,081	$1,229

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

On September 2, 2015, the Company completed its acquisition of Magnetek, a designer and manufacturer of digital power and motion control solutions for material handling, elevators, and mining applications. The transaction combines Magnetek's technology with the Company's broad line of lifting and positioning mechanical products to create a more comprehensive solution for customers. In connection with the acquisition, the Company completed a tender offer to acquire all of the outstanding shares of common stock of Magnetek at a purchase price of $50.00 per share in cash for a total acquisition value of $182,467,000, net of cash acquired. The results of Magnetek included in the Company’s consolidated financial statements from the date of acquisition are net sales and income from operations of $100,658,000 and $10,309,000, respectively for March 31, 2017 and $65,662,000 and $6,395,000, respectively for the year ended March 31, 2016. Magnetek's income from operations for the year ended March 31, 2016 includes acquisition related severance costs of $2,300,000. These costs have been included in general and administrative expenses. Acquisition expenses incurred by the Company total $5,746,000 and were all incurred in fiscal 2016 and have been recorded in general and administrative expenses.

In preparation for the Magnetek acquisition, on July 26, 2015 the Company, JPMorgan Chase Bank, N.A. (“JP Morgan Chase Bank”) and J.P. Morgan Securities LLC entered into a commitment letter in which JPMorgan Chase Bank committed to extend $75,000,000 of incremental revolving commitments to the Company’s existing credit agreement dated as of January 23, 2015. The incremental revolving commitment was on terms and conditions consistent with the Company’s pre-existing revolving credit facility under the Credit Agreement. The Company drew upon its revolving credit facilities to fund the purchase price and fees associated with the acquisition of Magnetek. These borrowings were subsequently refinanced with the acquisition of STAHL (refer to below).

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $49,204,000 has been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $41,000,000, engineered drawings of $28,488,000, trademark and trade names of $26,600,000, patents and

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

technology of $9,750,000, and in-process research and development of $160,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 18 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes.

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Cash	$8,205
Working capital	19,660
Property, plant, and equipment	5,660
Intangible assets	105,998
Other long term assets	3,921
Other long term liabilities	(44,052)
Deferred taxes, net	42,076
Goodwill	49,204
Total	$190,672

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

In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $294,000 is expected to be paid to the seller within one year of the period ending March 31, 2017 and the remaining $294,000 is expected to be paid within two years. The Company has recorded short term restricted cash on its consolidated balance sheets of $294,000 within prepaid expenses and other and long term restricted cash of $294,000 in other assets at March 31, 2017. Further, the Company has recorded a short term liability to the seller of $294,000 within accrued liabilities and a long term liability to the seller of $294,000 within other non current liabilities at March 31, 2017.

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

Working capital	$212
Property, plant, and equipment	246
Intangible assets	717
Total purchase consideration	$1,175

On January 31, 2017, the Company completed its acquisition of STAHL for $218,256,000, net of cash acquired. STAHL is a leading manufacturer of explosion-protected hoists and crane components as well as provides custom engineered lifting solutions and hoisting technology with annual sales of approximately $165,000,000. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil & gas, steel & concrete, power generation, as well as process industries such as chemical and pharmaceuticals.

The results of STAHL included in the Company’s consolidated financial statements from the date of acquisition are net sales and loss from operations of $24,682,000 and ($6,022,000), respectively for the year ended March 31, 2017. STAHL's loss from operations for the year ended March 31, 2017 includes acquisition related inventory amortization of $8,852,000. These costs have been included in cost of goods sold. Acquisition expenses incurred by the Company total $8,454,000 through March 31, 2017 and have been recorded in general and administrative expenses.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

To finance the STAHL acquisition, the Company, completed securing a $545,000,000 debt facility (New Facilities) with JPMorgan Chase Bank, N.A. (JP Morgan Chase Bank). The New Facilities consist of a New Revolving Facility in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan. Proceeds from the New Facility were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company’s existing Term Loan and Credit Facility. As of March 31, 2017 the Company had not drawn on the New Revolving Facility and had repaid $12,500,000 on the 1st Lien Term Loan. Please refer to Note 11 for additional information related to the Company's debt facilities.

In addition to the debt borrowing described above, the Company entered into an agreement to sell in aggregate 2,273,000 shares of Common Shares to the following purchasers: Adage Capital Management, LP; Heights Capital Management, Inc.; and UBS O'Connor LLC. The sale of the shares closed on January 30, 2017 at a price per Common Share of $22.00, generating gross proceeds of approximately $50,000,000. The purchase agreement for the shares requires the Company to file an initial registration statement registering the common shares issued to the purchasers for resale. The filing of the registration statement was completed and declared effective on April 28, 2017.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $150,322,000 has preliminarily been recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $120,220,000, trademark and trade names of $18,191,000, patents and technology of $2,660,000, and other intangibles totaling $1,968,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 16 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of STAHL is not complete as of March 31, 2017 as the Company is continuing to gather information regarding STAHL's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Cash	$30,473
Working capital	18,593
Property, plant, and equipment	14,234
Intangible assets	143,039
Other assets	380
Other liabilities	(74,762)
Deferred taxes, net	(33,550)
Goodwill	150,322
Total	$248,729

For each of the Company's acquisitions disclosed, goodwill represents future economic benefits arising from other assets acquired that do not meet the criteria for separate recognition apart from goodwill, including assembled workforce,  growth opportunities, and increased presence in the markets served by the acquired companies.

Included within accrued liabilities at March 31, 2017 is $14,103,000 due to the former owner of STAHL related to a profit distribution agreement in place prior to the acquisition. This is expected to be paid to the former owner during fiscal 2018.

See Note 4 for assumptions used in determining the fair values of of the intangible assets acquired.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions had occurred as of April 1, 2015. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of April 1, 2015 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2017	2016
Net sales	$777,847	$826,653
Net income	$20,699	$29,617
Net income per share - Basic	$0.92	$1.33
Net income per share - Diluted	$0.91	$1.31

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

The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's annuity contract acquired in connection with the acquisition of Magnetek is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in other assets on the Company's consolidated balance sheet. The Company uses quoted prices in an inactive market when valuing its term loan and, consequently, the fair value is based on Level 2 inputs. The carrying value of the Company’s senior debt approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, its fair value is based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$7,686	$7,686	$—	$—
Annuity contract	2,898		2,898
Derivative assets (liabilities):
Foreign exchange contracts	18	—	18	—
Interest rate swap liability	(1,808)	—	(1,808)	—
Interest rate swap asset	1,394	—	1,394	—
Cross currency swap liability	(7,580)	—	(7,580)	—
Cross currency swap asset	3,237	—	3,237	—

Disclosed at fair value:
Term loan	$(436,555)	$—	$(436,555)	$—
Senior debt	(3,159)	—	(3,159)	—

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$18,186	$18,186	$—	$—
Annuity contract	3,267		3,267
Derivative liabilities:
Foreign exchange contracts	(131)	—	(131)	—
Interest rate swap	(2,211)		(2,211)

Disclosed at fair value:
Term loan and revolving credit facility	$(266,235)	$—	$(266,235)	$—
Senior debt	(1,590)	—	(1,590)	—

The Company did not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2017, the term loan, revolving credit facility, and senior debt have been recorded at carrying value which approximates fair value.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Assets and liabilities that were measured on a non-recurring basis during fiscal 2017 and 2016 include assets and liabilities acquired in connection with the acquisition of STAHL, Ergomatic, and Magnetek described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the excess earnings approach, cost approach, relief from royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

For Ergomatic, the most significant valuation inputs included an engineering cost per hour of $40.86 for engineered drawings. For STAHL significant valuation inputs included an attrition rate of 10.0% for customer relationships, an estimated useful life of 15 years and royalty rate of 2.0% for developed technology, a royalty rate of 1.0% for trademark and trade names, and a weighted average cost of capital of 10.5%.

For Magnetek, significant valuation inputs included an attrition rate of 5.0% for customer relationships, an engineering cost per hour of $70.00, and obsolescence factors ranging from 0% to 80% for engineered drawings, a royalty rate of 2.5% for trademark and trade names, royalty rates ranging from 3.5% to 5.0% for patented technology, and a weighted average cost of capital of 11.6%.

Additional assets and liabilities that were measured on a non-recurring basis during fiscal 2017 and 2016 include the net assets of the Company’s Rest of Products and Duff-Norton reporting units. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

During fiscal 2017, Step 1 of the goodwill impairment test consisted of determining a fair value of the Company’s Rest of Products and Duff-Norton reporting units. The fair value for the Company’s Rest of Products and Duff-Norton reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of its Rest of Products and Duff-Norton reporting units, using Level 3 inputs. To estimate the fair value of the Rest of Products and Duff-Norton reporting units, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.

For Rest of Products the compound annual growth rate for revenue during the first five years of the projections was approximately 3.2%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the reporting unit was determined to be 10.0% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.

For the Duff-Norton reporting unit the compound annual growth rate for revenue during the first five years of the projections was approximately 3.9%. The terminal value was calculated assuming a projected growth rate of 3.5% after five years. The estimated weighted-average cost of capital for the reporting units was determined to be 10.2% based upon an analysis of similar companies and their debt to equity mix, their related volatility, and the size of their market capitalization.

The Company also measured indefinite-lived intangible assets from the Magnetek, STB, and Unified Industries acquisitions on a non-recurring basis. The fair value measurements were calculated using discounted cash flow analyses which rely upon unobservable inputs classified as Level 3 inputs. In performing these analyses, royalty rates of 2.5%, 0.3%, and 1.3% were used for the indefinitely-lived intangible assets of Magnetek, STB, and Unified Industries, respectively. A discount rate of 11.4% was used for each analysis.

After performing the valuation above, the Company determined that the indefinite-lived STB intangible trademark asset was fully impaired. The impairment was due to lower cash flows and royalty rates than at the time of the acquisition. The total impairment loss of $1,125,000 has been recorded within intangible asset impairment on the Company's statement of operations.

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

For the Duff-Norton reporting unit the compound annual growth rate for revenue during the first five years of the projections was approximately 4.0%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the reporting units was determined to be 10.0% based upon an analysis of similar companies and their debt to equity mix, their related volatility, and the size of their market capitalization.

See Note 8 for additional discussion on the Company's goodwill impairment assessment and the conclusions reached.

5.     Inventories

Inventories consisted of the following:

	March 31,
	2017	2016
At cost—FIFO basis:
Raw materials	$74,716	$74,968
Work-in-process	39,117	18,877
Finished goods	33,666	41,517
	147,499	135,362
LIFO cost less than FIFO cost	(16,856)	(17,313)
Net inventories	$130,643	$118,049

The acquisition of STAHL contributed $24,649,000 to the increase in inventory since March 31, 2016.

There were LIFO liquidations resulting in $547,000, $384,000, and $6,000 of additional income in fiscal 2017, 2016, and 2015 income, respectively.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc. (CMIC), a wholly owned captive insurance subsidiary. The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. Based on this assessment, no other-than-temporary impairment charge has been recorded during fiscal 2017, 2016, or 2015.

During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost basis of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment (income) loss. There were no other than temporary impairments for the years ended March 31, 2017, 2016, and 2015. Since fiscal 2009, the Company has sold all of these previously written down investments, which resulted in the recognition of gains of approximately $27,000 in fiscal 2015. There were no such gains recorded in fiscal 2017 or 2016.

During fiscal 2017, CMIC obtained approval from New York State Department of Finance Services to loan $6,000,000 to the Company based on arms-length terms and conditions. To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000.

The following is a summary of available-for-sale securities at March 31, 2017 (In thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,475	$248	$37	$7,686

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2017 are as follows (In thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$2,050	$37
Securities in a continuous loss position for more than 12 months	—	—
	$2,050	$37

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses, and other factors and determined that the unrealized losses at March 31, 2017 were temporary in nature.

Net realized gains related to sales of marketable securities are included in investment (income) loss in the consolidated statements of operations and were $161,000, $235,000, and $2,065,000, in fiscal 2017, 2016, and 2015, respectively.

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

Net unrealized gains included in the balance sheet amounted to $211,000 at March 31, 2017 and $106,000 at March 31, 2016. The amounts, net of related deferred tax liabilities of $74,000 and $37,000 at March 31, 2017 and 2016, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

7.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2017	2016
Land and land improvements	$6,585	$4,583
Buildings	41,536	42,864
Machinery, equipment, and leasehold improvements	221,569	204,043
Construction in progress	10,543	10,463
	280,233	261,953
Less accumulated depreciation	167,205	157,163
Net property, plant, and equipment	$113,028	$104,790

Buildings include assets recorded under capital leases amounting to $4,838,000 as of March 31, 2017 and 2016.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $1,017,000 and $694,000 as of March 31, 2017 and 2016, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $3,953,000 and $3,673,000 at March 31, 2017 and 2016, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $17,057,000, $15,507,000, and $12,296,000 for the years ended March 31, 2017, 2016, and 2015, respectively.

Gross property, plant, and equipment includes capitalized software costs of $34,386,000 and $29,470,000 at March 31, 2017 and 2016, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $14,792,000 and $10,732,000 at March 31, 2017 and 2016 respectively.  Amortization expense on capitalized software costs was $4,357,000, $2,085,000, and $1,514,000 during the years ended March 31, 2017, 2016, and 2015, respectively.

8.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units as of March 31, 2017 and 2016.  Only two of the four reporting units carried goodwill at March 31, 2017 and only two of the four reporting units carried goodwill at March 31, 2016. The Duff-Norton reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,555,000 and $9,627,000 at March 31, 2017 and 2016, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $309,744,000 and $161,089,000 at March 31, 2017 and 2016, respectively. Both Magnetek and STAHL have been determined to be part of the Rest of Products reporting unit.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, we proceed to a two-step impairment test. The Company performed its qualitative assessment as of February 28, 2017 and determined that the two-step goodwill impairment test should be performed for both the Rest of Products reporting unit and the Duff-Norton reporting unit.

In accordance with ASC Topic 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using the income approach and market approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate, and a terminal value. These assumptions are based upon the Company’s historical experience, current market trends and future expectations.

The Company performed step one of the two-step impairment test for the Rest of Products and Duff-Norton reporting units as of February 28, 2017. Based on the results of the two-step impairment test, the Company determined that the Rest of Products and Duff-Norton reporting units' fair values were not less than their applicable carrying values.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. The Company assessed its indefinite-lived intangible assets consisting of trademarks as of February 28, 2017 and determined that the indefinite-lived STB intangible trademark asset was fully impaired. The impairment was due to lower cash flows and royalty rates than at the time of the acquisition. The total impairment loss of $1,125,000 has been recorded within intangible asset impairment on the Company's statement of operations.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the years ended March 31, 2017 and 2016 is as follows:

Balance at April 1, 2015	$121,461
STB purchase accounting adjustment	(1,669)
Acquisition of Magnetek (See Note 3)	49,204
Currency translation	1,720
Balance at March 31, 2016	$170,716
Acquisition of STAHL (See Note 3)	150,322
Currency translation	(1,739)
Balance at March 31, 2017	$319,299

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of March 31, 2017 and 2016, respectively. There were no goodwill impairment losses recorded in fiscal 2017, 2016, or 2015.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Intangible assets at March 31, 2017 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,151	$(2,616)	$2,535
Indefinite-lived trademark	46,018	—	46,018
Customer relationships	177,983	(14,873)	163,110
Acquired technology	46,574	(4,603)	41,971
Other	3,471	(922)	2,549
Balance at March 31, 2017	$279,197	$(23,014)	$256,183

Intangible assets at March 31, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,467	$(2,431)	$3,036
Indefinite-lived trademark	29,006	—	29,006
Customer relationships	58,535	(10,688)	47,847
Acquired technology	43,198	(1,873)	41,325
Other	1,481	(566)	915
Balance at March 31, 2016	$137,687	$(15,558)	$122,129

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows.  The weighted-average amortization periods are 18 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a book value of $46,018,000 have an indefinite useful life and are therefore not being amortized. Total amortization expense was $8,105,000, $5,024,000, and $2,266,000 for fiscal 2017, 2016, and 2015, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $14,000,000.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of March 31, 2017.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of March 31, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2017, it could have been required to settle its obligations under

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

these agreements at amounts which approximate the March 31, 2017 fair values reflected in the table below. During the year ended March 31, 2017, the Company was not in default of any of its derivative obligations.

As of March 31, 2017 and 2016, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The Company has entered into cross currency swap agreements during fiscal 2017 that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. The notional amount of these derivatives is $232,000,000 and all of the contracts mature by January 31, 2022. From its March 31, 2017 balance of AOCL, the Company expects to reclassify approximately $1,908,000 out of AOCL during the next 12 months based on the underlying transactions of the payments on the intercompany loans.
The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,682,000 and all of the contracts mature by March 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $10,790,000 and all contracts mature by March 31, 2018. From its March 31, 2017 balance of AOCL, the Company expects to reclassify approximately $33,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $259,500,000 as of March 31, 2017. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2017 balance of AOCL, the Company expects to reclassify approximately $1,121,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the consolidated statements of operations for the years ended March 31, 2017, 2016, and 2015 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2017	Foreign exchange contracts	$200	Cost of products sold	$(40)
2017	Interest rate swap	$281	Interest expense	$(819)
2017	Cross currency swap	$(3,686)	Foreign currency exchange loss (gain)	$1,168

2016	Foreign exchange contracts	$(186)	Cost of products sold	$74
2016	Interest rate swap	$(2,025)	Interest expense	$(1,254)

2015	Foreign exchange contracts	$81	Cost of products sold	$(171)
2015	Interest rate swap	$(586)		$—

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
March 31,
2017	Foreign currency exchange loss (gain)	$(110)
2016	Foreign currency exchange loss (gain)	$32
2015	Foreign currency exchange loss (gain)	$(122)

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of March 31, 2017 and 2016 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2017	2016
Foreign exchange contracts	Prepaid expenses and other	$161	$200
Foreign exchange contracts	Accrued Liabilities	(123)	(420)
Interest rate swap	Other Assets	1,394	—
Interest rate swap	Accrued Liabilities	(1,808)	(1,129)
Interest rate swap	Other non current liabilities	—	(1,082)
Cross currency swap	Prepaid expenses and other	3,237	—
Cross currency swap	Accrued liabilities	(121)	—
Cross currency swap	Other non current liabilities	(7,459)	—

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2017	2016
Foreign exchange contracts	Prepaid expenses and other	$2	$96
Foreign exchange contracts	Accrued Liabilities	(22)	(7)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

10.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2017	2016
Accrued payroll	$25,151	$18,597
Interest payable	99	13
Accrued workers compensation	1,257	965
Accrued income taxes payable	2,287	819
Accrued health insurance	2,982	2,498
Accrued general and product liability costs	3,500	3,895
Customer advances, deposits, and rebates	19,210	10,370
Profit sharing	14,103	—
Other accrued liabilities	28,808	16,053
	$97,397	$53,210

STAHL contributed $38,889,000 to accrued liabilities at March 31, 2017, which includes $14,103,000 due to the former owner of STAHL related to a profit distribution agreement in place prior to the acquisition. This is expected to be paid to the former owner during fiscal 2018.

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2017	2016
Accumulated postretirement benefit obligation	$3,615	$4,540
Accrued general and product liability costs	9,835	10,640
Accrued pension cost	147,121	102,467
Accrued workers compensation	702	2,307
Cross currency swap	7,459	—
Deferred income tax	28,689	59
Other non-current liabilities	15,362	9,626
	$212,783	$129,639

STAHL contributed $102,436,000 to other non-current liabilities at March 31, 2017 consisting primarily of accrued pension costs and deferred income taxes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

11.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2017	2016
Capital lease obligations	$551	$1,590
Total senior debt	551	1,590
Debt assumed in acquisition of STAHL	2,608	—
Term loan	432,500	112,500
Revolving Credit Facility	—	155,000
Unamortized deferred financing costs and debt discount, net	(14,340)	(1,458)
Total debt	421,319	267,632
Less: current portion	52,568	43,246
Total debt, less current portion	$368,751	$224,386

Through January 31, 2017 the Company had $131,500,000 outstanding under a revolving credit facility ("Replaced Revolving Credit Facility"). The Replaced Revolving Credit Facility provided availability up to a maximum of $225,000,000 and had an initial term ending January 23, 2020.

Through January 31, 2017 the Company, Columbus McKinnon Dutch Holdings 3 B.V. (“BV 3”), and Columbus McKinnon EMEA GmbH (“EMEA GMBH”) as borrowers (collectively referred to as the "Borrowers"), had outstanding $103,125,000 principal amount of a senior secured Term Loan ("Replaced Term Loan") which matured on February 19, 2020.

As described in Note 2, on January 31, 2017 the Company entered into a New Credit Agreement ("New Credit Agreement") and $545,000,000 of new debt facilities ("New Facilities") in connection with the STAHL acquisition. The New Facilities consist of a New Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("New Term Loan"). Proceeds from the New Facilities were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company's Replaced Revolving Credit Facility and Replaced Term Loan. The New Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2017 the Company has not drawn from the Revolver.

The key terms of the agreement are as follows:

•
Term Loan: An aggregate $445,000,000 1st Lien Term Loan which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow ("ECF") as defined in the New Credit Agreement, the ECF Percentage of the Excess Cash Flow for such fiscal year minus optional prepayment of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the New Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the New Term Loan. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the Secured Leverage Ratio as of the last day of the fiscal year.

•
Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•
Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the New Credit Agreement).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

•
Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or Revolver on the occurrence of certain events which will permanently reduce the commitments under the New Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Loans is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first twelve months.

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2017 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio as of March 31, 2017, we would have been in compliance with the covenant provisions.

The New Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The New Credit Agreement allows, but limits our ability to pay dividends.

As mentioned above, on January 31, 2017 the Company borrowed $445,000,000 under the New Term Loan. The Company repaid the amount outstanding for the Replaced Revolving Credit Facility and Replaced Term Loan ($131,500,000 and $103,125,000, respectively) plus $652,000 in accrued interest and fees. The cost of debt refinancing on the Company's consolidated statement of operations includes the write-off of previously unamortized deferred financing costs and other expenses of $1,303,000.

The outstanding balance of the New Term Loan was $432,500,000 and $112,056,000 on the Replaced Term Loan (net of debt discount) as of March 31, 2017 and 2016, respectively. The Company made $9,375,000 of scheduled principal payments on the Replaced Term Loan and $12,500,000 of principal payment on the New Term Loan during fiscal 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $49,450,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the New Revolving Credit Facility and $6,486,000 outstanding letters of credit as of March 31, 2017. The outstanding letters of credit at March 31, 2017 consisted of $492,000 in commercial letters of credit and $5,994,000 of standby letters of credit.

In connection with the acquisition of STAHL, the Company assumed a loan that STAHL CraneSystems Shanghai Co Ltd ("STAHL China") entered into on November 22, 2016 with Dalian Konecranes Co Ltd ("Konecranes"). The principal amount loaned to STAHL China in the amount of 18,000,000 Yuan (approximately $2,608,000 as of March 31, 2017) was used to meet working capital needs. The annual interest rate is 4.35% with an original maturity date of February 24, 2017. The term of the loan was extended through a loan amendment with a new maturity date of May 24, 2017. Therefore, this loan is classified in current portion of long-term debt. The Company has repaid the loan on the new maturity date.

During the quarter ended June 30, 2016, the Company adopted ASU No. 2015-03 "Interest - Imputation of Interest (subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The ASU is required to be retrospectively applied to the March 31, 2016 balance sheet. In accordance with this ASU, Term Loan related deferred financing costs and accumulated amortization netting to $193,000 as of March 31, 2016 have been reclassified from other assets to discount on term loan on the Company's condensed consolidated balance sheet. The balance is $0 as of March 31, 2017 as the balance was written off as part of the cost of debt refinancing.

The gross balance of deferred financing costs on the term loan was $14,690,000 and $2,076,000 as of March 31, 2017 and 2016, respectively. The accumulated amortization balances were $350,000 and $483,000 as of March 31, 2017 and 2016, respectively. All of the deferred financing costs on the Replaced Term Loan were extinguished and are included in the cost of debt refinancing on the Company's consolidated statement of operations.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility are included in other assets is $2,789,000 and $1,574,000 as of March 31, 2017 and March 31, 2016. The accumulated amortization balances were $93,000 and $367,000 as of March 31, 2017 and March 31, 2016 respectively. The balance at March 31, 2017 includes $763,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $551,000 and $1,590,000 as of March 31, 2017 and 2016, respectively, are included in senior debt in the consolidated balance sheets. $510,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

The principal payments obligated to be made as of March 31, 2017 on the above debt are as follows:

FY 2018	$7,567
FY 2019	4,491
FY 2020	4,450
FY 2021	4,450
FY 2022	4,450
Thereafter	410,251
$435,659

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2017, unsecured credit lines totaled approximately $4,475,000, of which $0 was drawn. In addition, unsecured lines of $10,175,000 were available for bank guarantees issued in the normal course of business of which $3,813,000 was utilized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$421,147	$261,540
Benefit obligation assumed in Magnetek acquisition	—	168,855
Benefit obligation assumed in STAHL acquisition	72,638	—
Service cost	1,779	2,187
Interest cost	16,648	13,926
Actuarial (gain) loss	(4,475)	(6,979)
Benefits paid	(31,757)	(19,196)
Settlement	(883)	—
Foreign exchange rate changes	(3,226)	814
Benefit obligation at end of year	$471,871	$421,147

Change in plan assets:
Fair value of plan assets at beginning of year	$317,868	$204,201
Plan assets acquired in Magnetek acquisition	—	127,726
Actual gain (loss) on plan assets	30,164	(691)
Employer contribution	6,140	5,936
Benefits paid	(31,757)	(19,196)
Settlement	(883)	—
Foreign exchange rate changes	(92)	(108)
Fair value of plan assets at end of year	$321,440	$317,868

Funded status	$(150,431)	$(103,279)
Unrecognized actuarial loss	83,030	98,630
Unrecognized prior service cost	8	15
Net amount recognized	$(67,393)	$(4,634)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2017	2016
Accrued liabilities	$(3,310)	$(812)
Other non-current liabilities	(147,121)	(102,467)
Deferred tax effect of accumulated other comprehensive loss	21,102	27,256
Accumulated other comprehensive loss	61,936	71,389
Net amount recognized	$(67,393)	$(4,634)

In fiscal 2018, an estimated net loss of $3,227,000 and prior service cost of $6,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Net periodic pension cost included the following components:

	2017	2016	2015
Service costs—benefits earned during the period	$1,779	$2,187	$2,153
Interest cost on projected benefit obligation	16,648	13,926	9,850
Expected return on plan assets	(22,428)	(19,783)	(14,241)
Net amortization	3,190	10	3,517
Settlement	247	—	—
Other	(57)	2,452	82
Net periodic pension cost (benefit)	$(621)	$(1,208)	$1,361

During the first quarter of fiscal 2017, certain terminated employees in the Company's foreign pension plans accepted an offer to settle their pension obligation with a lump sum payment. The settlement was required to be offered under the employment law of the foreign jurisdiction. The settlement resulted in a loss of $247,000 included within net periodic pension (benefit) cost.

As part of the acquisition of STAHL, the Company became the sponsor of STAHL's pension plan ("STAHL's Plan"), a single-employer defined benefit plan. STAHL's Plan provides benefits to certain current and former employees of STAHL and has been closed to new members since 1997. As of the date of acquisition, the benefit obligation was actuarially determined to be $72,638,000.

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2017	2016
Projected benefit obligation	$471,871	$421,147
Fair value of plan assets	321,440	317,868

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2017	2016
Accumulated benefit obligation	$463,412	$415,772
Fair value of plan assets	321,440	317,868

Unrecognized gains and losses are amortized through March 31, 2017 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2017	2016	2015
Discount rate	3.65%	4.03%	3.83%
Expected long-term rate of return on plan assets	7.23%	7.22%	7.50%
Rate of compensation increase	0.39%	0.44%	2.30%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2018	2017	2016
Equity securities	65%	69%	67%
Fixed income	35%	31%	33%
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of major U.S. and international equity indexes and an aggregate bond fund. The Company's policy is to de-risk the portfolio by increasing liability-hedging investments as the pension liability funded status increases.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $8,416,000 to its pension plans in fiscal 2018.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2018	$26,868
2019	27,053
2020	27,632
2021	27,977
2022	28,087
2023-2027	143,004

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$5,144	$6,234
Interest cost	152	189
Actuarial gain	(841)	(887)
Benefits paid	(344)	(392)
Benefit obligation at end of year	$4,111	$5,144

Funded status	$(4,111)	$(5,144)
Unrecognized actuarial loss	(23)	818
Net amount recognized	$(4,134)	$(4,326)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2017	2016
Accrued liabilities	$(519)	$(604)
Other non-current liabilities	(3,592)	(4,540)
Deferred tax effect of accumulated other comprehensive loss	865	1,182
Accumulated other comprehensive loss	(888)	(364)
Net amount recognized	$(4,134)	$(4,326)

In fiscal 2018, there is no estimated loss for the defined benefit postretirement health care plans that will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2017, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2017	2016	2015
Interest cost	$152	$189	$209
Net amortization	—	89	60
Net periodic postretirement benefit cost	$152	$278	$269

For measurement purposes, healthcare costs are assumed to increase 6.50% in fiscal 2018, grading down over time to 5.0% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 3.60% and 3.45% as of March 31, 2017 and 2016, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2018	$519
2019	501
2020	464
2021	417
2022	381
2023-2027	1,496

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement obligation	219	(199)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer or their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2017 was $231,000 and the liability at March 31, 2017 is $4,508,000 with $4,368,000 included in other non-current liabilities and $140,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $2,917,000 and $2,754,000 at March 31, 2017 and 2016, respectively.  The balance is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $3,543,000, $3,485,000, and $2,998,000 for the years ended March 31, 2017, 2016, and 2015, respectively. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2016 contributions.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2017	2016
Asset categories:
Equity securities	$220,497	$212,301
Fixed income securities	99,700	104,622
Cash equivalents	1,243	945
Total	$321,440	$317,868

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 4. The fair values by category of inputs as of March 31, 2017 and March 31, 2016 were as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2017:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$149,435	$71,062	$—	$220,497
Fixed income securities	32,010	49,524	18,166	99,700
Cash equivalents	1,243	—	—	1,243
Total	$182,688	$120,586	$18,166	$321,440

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2016:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$142,947	$69,354	$—	$212,301
Fixed income securities	34,326	52,438	17,858	104,622
Cash equivalents	945	—	—	945
Total	$178,218	$121,792	$17,858	$317,868

Level 1 fixed income securities consist of fixed income mutual funds with quoted market prices.

The Level 2 securities are investments in common collective trust funds and certain debt securities. The fair values of the common collective trust fund securities are determined based on the net asset value of these funds.  Each of these investment funds has a stated performance objective to approximate as closely as practicable, before expenses, the performance of the stated benchmark to which the funds are indexed, over the long term.  Redemptions of the units held in these funds may be made on the last business day of each month and on at least one other business day during the month, based on the net asset value per unit of the funds.  We are not aware of any significant restrictions on the issuances or redemptions of units of participation in these funds. Fixed income securities categorized as level 2 are investments in a combination of funds whose underlying investments are in a variety of fixed income securities including foreign and domestic corporate bonds, securities issued by the US government, US and foreign government obligations, and other similar fixed income investments. The fair values of the underlying investments in these funds are generally based on independent broker dealer bids, or by comparison to other debt securities having similar durations, yields,

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

and credit ratings. The fair values of these funds are determined based on their net asset values.  We are not aware of any significant restrictions on the issuances or redemption of shares of these funds

Fair value of Level 3 fixed income securities at the beginning of the year was $17,858,000. During fiscal 2017 fixed income securities earned investment return of $678,000 and had disbursements of $370,000 resulting in an ending balance of $18,166,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements, and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

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

Contributions to the plan result from the release of collateralized shares as debt service payments are made. There was no compensation expense in fiscal years 2017 and 2016. Compensation expense of $251,000 was recorded in fiscal 2015 based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2017 and 2016, 366,000 and 398,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2017 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

14.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 340,000, 282,000, and 114,000 common shares were not included in the computation of diluted earnings per share for fiscal 2017, 2016, and 2015, respectively, because they were antidilutive. For the year ended March 31, 2017 an additional 119,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2017	2016	2015
Net income (loss)	$8,984	$19,579	$27,190

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	20,591	20,079	19,939
Effect of dilutive employee stock options, RSU's and performance shares	297	236	285

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	20,888	20,315	20,224

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 13).

During fiscal 2017, the Company entered into an agreement to sell in aggregate 2,273,000 shares of Common Shares to the following purchasers: Adage Capital Management, LP; Heights Capital Management, Inc.; and UBS O'Connor LLC. The sale of the shares closed on January 30, 2017 at a price per Common Share of $22.00, generating gross proceeds of approximately $50,000,000. The purchase agreement for the shares requires the Company to file an initial registration statement registering the common shares issued to the purchasers for resale. The filing of the registration statement was completed and declared effective on April 28, 2017.

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

Prior to the adoptions of the 2010 Long Term Incentive Plan, the Company maintained several different stock plans, specifically: 1995 Incentive Stock Option Plan, Non-Qualified Stock Option Plan, Restricted Stock Plan and 2006 Long Term Incentive Plan, collectively referred to as the “Prior Stock Plans.”  The specifics of each of these plans are discussed below.

Stock based compensation expense was $5,914,000, $4,063,000, and $3,895,000 for fiscal 2017, 2016, and 2015, respectively.  Fiscal 2017 expense includes additional expense related to the retirement of the Company's former CEO in February 2017. At the time the former CEO retired, all outstanding stock awards immediately vested resulting in additional stock compensation expense of $1,427,000.

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

Long Term Incentive Plan

On July 18, 2016, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“LTIP” or the "Plan") which replaced the 2010 Long Term Incentive Plan.  The Company grants share based compensation to eligible participants under the 2016 LTIP. The total number of shares of common stock with respect to which awards may be granted under the plan is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.  As of March 31, 2017, 1,402,194 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

Under the Plan, the granting of awards to employees may take the form of options, restricted shares, and performance shares. The Compensation Committee of our Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted, and the restriction and other terms and conditions of each grant in accordance with terms of the Plan.

In connection with the acquisition of Magnetek, the Company agreed to continue the 2014 Stock Incentive Plan of Magnetek, Inc. (the "Magnetek Stock Plan"). In doing so, the Company has available under the Magnetek Stock Plan 164,461 of the Company's shares which can be granted to certain employees as stock based compensation.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2017 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2014	612,506	17.05
Granted	118,060	27.08
Exercised	(87,210)	18.41
Cancelled	(31,207)	15.71
Outstanding at March 31, 2015	612,149	18.86
Granted	157,999	24.94
Exercised	(16,033)	15.07
Cancelled	(35,314)	21.90
Outstanding at March 31, 2016	718,801	20.13	6.64	$465
Granted	398,945	17.00
Exercised	(27,848)	15.76
Cancelled	(26,004)	19.06
Outstanding at March 31, 2017	1,063,894	19.10	6.98	$6,477
Exercisable at March 31, 2017	481,883	$18.48	4.90	$3,233

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2017. The aggregate intrinsic value of outstanding options as of March 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 723,796 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 377,058 exercisable options that were in-the-money at that date. The Company's closing stock price was $24.82 as of March 31, 2017. The total intrinsic value of stock options exercised was $252,000, $81,000, and $839,000 during fiscal 2017, 2016, and 2015, respectively.

The grant date fair value of options that vested was $8.56, $8.85, and $8.52 during fiscal 2017, 2016, and 2015, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2017 and 2016 was approximately $439,000 and $242,000, respectively. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2017, $2,226,671 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.9 years.

Exercise prices for options outstanding as of March 31, 2017, ranged from $13.10 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2017:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	723,796	$15.87	6.55
$20.01 to 30.00	340,098	25.96	7.87
	1,063,894	$19.10	6.98

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides certain information with respect to stock options exercisable at March 31, 2017:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price
$10.01 to $20.00	377,058	$16.25
$20.01 to $30.00	104,825	26.49
	481,883	$18.48

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $5.59, $8.58, and $10.67 for options granted during fiscal 2017, 2016, and 2015, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2017, 2016, and 2015:

	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2015
Assumptions:
Risk-free interest rate	1.07%	0.82%	0.70%
Dividend yield	0.98%	0.60%	0.60%
Volatility factor	0.379	0.391	0.453
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2017, 2016, and 2015 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted stock units for employees prior to fiscal 2017 vest ratably based on service one-third after each of years three, four, and five. Beginning in fiscal 2017 restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2017 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2014	200,594	$17.53
Granted	85,821	26.38
Vested	(91,439)	19.03
Forfeited	(13,961)	17.16
Unvested at March 31, 2015	181,015	$20.99
Granted	287,585	19.86
Vested	(87,380)	20.20
Forfeited	(9,718)	22.65
Unvested at March 31, 2016	371,502	$20.26
Granted	171,407	18.06
Vested	(162,502)	19.93
Forfeited	(10,151)	22.81
Unvested at March 31, 2017	370,256	$19.32

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2017 is $5,578,000 and is expected to be recognized over a weighted average period of 2.6 years.  The fair value of restricted stock units that vested during the year ended March 31, 2017 and 2016 was $3,238,000 and $2,049,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2017, 2016, and 2015. Performance shares granted are based upon the Company’s Consolidated Net Revenue for the two year period ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively. Fiscal year 2017, 2016, and 2015 performance based nonvested shares are recognized as compensation expense based upon their grant date fair value.  This expense is recognized ratably over the three year period that these shares are restricted.  During fiscal 2017, the Company determined that the fiscal year 2017 and 2016 performance shares would not vest due to the performance condition not being met. The Company reversed $181,000 in stock compensation expense related to these performance shares that was previously recorded in fiscal 2016.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2017 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2014	150,191	$23.11
Granted	35,001	27.12
Vested	(37,627)	24.65
Forfeited	(34,118)	24.74
Unvested at March 31, 2015	113,447	$23.35
Granted	41,504	24.94
Vested	(53,298)	19.25
Unvested at March 31, 2016	101,653	$26.15
Granted	77,349	$15.69
Vested	(25,148)	26.79
Forfeited	(35,001)	27.12
Unvested at March 31, 2017	118,853	$18.92

The Company had no unrecognized compensation costs related to the unvested performance share awards as of March 31, 2017 as the performance criteria is not expected to be met. The fair value of performance shares that vested during the year ended March 31, 2017 was $674,000.

Directors Stock

During fiscal 2017, 2016, and 2015, a total of 27,960, 19,384, and 17,304 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $15.74, $22.70, and $25.43 for fiscal 2017, 2016, and 2015, respectively. The expense related to the shares for fiscal 2017, 2016, and 2015 was $440,000 for each of the three years.

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

Dividends

On March 27, 2017 the Company's Board of Directors approved payment of a quarterly dividend of $0.04 per common share, representing an annual dividend rate of $0.16 per share. The dividend was paid on May 15, 2017 to shareholders of record on May 5, 2017 and totaled approximately $903,000.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,335,000 and $14,535,000 as of March 31, 2017 and 2016, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2017	2016	2015
Accrued general and product liability, beginning of year	$14,535	$12,530	$14,480
Add provision for claims	7,223	5,277	3,726
Additional product liability assumed from Magnetek	—	1,523	—
Deduct payments for claims	(8,423)	(4,795)	(5,676)
Accrued general and product liability, end of year	$13,335	$14,535	$12,530

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

Along with other manufacturing companies, the Company is subject to various federal, state, and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2017.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,700,000 and $7,400,000 using actuarial parameters of continued claims for a period of 37 years from March 31, 2017.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,232,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2017. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,797,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2017. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In connection with the acquisition of Magnetek, the following loss contingencies have been assumed by the Company:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,306,000 which has been reflected as a liability in the consolidated financial statements at March 31, 2017.

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

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,100,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,000,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority has until October 2017 to appeal this decision. The Company believes it will be successful and does not expect to incur a liability related to those assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during fiscal year 2017.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2017. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties, and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $678,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has recorded total liabilities of $862,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2017 on an undiscounted basis.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

16.     Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2017	2016	2015
Expected tax at 35%	$4,560	$11,068	$12,605
State income taxes net of federal benefit	893	717	721
Foreign taxes less than statutory federal rate	(1,921)	(2,370)	(2,471)
Permanent items	2,521	1,187	(264)
Valuation allowance	(829)	2,860	(18)
(Utilization)/Expiration of foreign tax credits	—	(945)	—
Research and development credits	(643)	(200)	(1,641)
Other	(538)	(272)	(107)
Actual tax provision expense (benefit)	$4,043	$12,045	$8,825

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2017	2016	2015
Current income tax expense (benefit):
United States Federal	$41	$1,905	$2,853
State taxes	217	441	257
Foreign	3,296	2,363	3,641
Deferred income tax expense (benefit):
United States	5,797	7,235	5,098
Foreign	(5,308)	101	(3,024)
	$4,043	$12,045	$8,825

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2017	2016
Deferred tax assets:
Federal net operating loss carryforwards	$50,786	$56,142
State and foreign net operating loss carryforwards	12,151	11,797
Employee benefit plans	42,694	38,146
Insurance reserves	5,355	6,144
Accrued vacation and incentive costs	3,984	3,038
Federal tax credit carryforwards	1,601	517
Equity compensation	3,711	3,213
Other	5,330	5,637
Valuation allowance	(4,585)	(4,131)
Deferred tax assets after valuation allowance	121,027	120,503
Deferred tax liabilities:
Property, plant, and equipment	(4,016)	(3,448)
Intangible assets	(83,843)	(43,956)
Total deferred tax liabilities	(87,859)	(47,404)
Net deferred tax assets (liabilities)	$33,168	$73,099

The net deferred tax asset decreased in fiscal 2017 primarily as a result of deferred tax liabilities related to the acquisition of STAHL.

The gross amount of the Company’s deferred tax assets were $125,612,000 and $124,634,000 at March 31, 2017 and 2016, respectively.

The valuation allowance includes $4,370,000, $3,426,000, and $1,207,000 related to foreign net operating losses at March 31, 2017, 2016, and 2015, respectively. The increase in the foreign valuation allowance is primarily due to recording a valuation allowance on the deferred tax assets of certain foreign subsidiaries of the Company.  The Company’s foreign subsidiaries have net operating loss carryforwards that expire in periods ranging from five years to indefinite.

The federal net operating losses arose from the acquisition of Magnetek and have expiration dates ranging from 2020 through 2035. The state net operating losses have expiration dates ranging from 2021 through 2035.  The federal tax credits have indefinite expiration dates.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2017	2016
Net non-current deferred tax assets	$61,857	$73,158
Net non-current deferred tax liabilities	(28,689)	(59)
Net deferred tax assets (liabilities)	$33,168	$73,099

Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $3,071,000, $5,448,000, and $10,570,000 for the years ended March 31, 2017, 2016, and 2015, respectively. As of March 31, 2017, the Company had unrecognized deferred tax liabilities related to approximately $116,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2017 and 2016. The tax effects to the Company from these transactions, recorded in additional paid-in capital rather than recognized as an increase in (reduction to) income tax expense, were $(197,000) and $118,000 in fiscal 2017 and 2016, respectively. The fiscal 2017 and 2016 tax windfall (shortfall) was also recognized in the consolidated balance sheet as an increase (decrease) in deferred tax assets.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2017	2016	2015
Beginning balance	$1,092	$1,833	$2,357
Reductions for prior year tax positions	—	—	(198)
Settlements	—	(771)	(50)
Foreign currency translation	(9)	30	(276)
Lapses in statutes of limitation	(108)	—	—
Ending balance	$975	$1,092	$1,833

The Company had $21,000 and $14,000 accrued for the payment of interest and penalties at March 31, 2017 and 2016, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2017 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for fiscal 2009 and 2010 resulting in no adjustments. Current examinations include an IRS audit for the fiscal year 2015 U.S. income tax return and various state audits.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2014 and in Germany for tax years prior to March 31, 2011.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitation prior to March 31, 2018.

17.     Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2017, 2016, and 2015 was $9,216,000, $7,532,000, and $5,229,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2017 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2018	6,814	1,692	8,506
2019	5,863	1,239	7,102
2020	4,113	746	4,859
2021	3,308	370	3,678
2022	2,408	215	2,623
Thereafter	9,198	31	9,229
Total	$31,704	$4,293	$35,997

18.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2017	2016	2015
Net sales:
United States	$408,911	$382,923	$345,244
Europe	169,074	151,702	161,620
Canada	19,718	20,750	21,731
Asia Pacific	13,857	14,310	15,527
Latin America	25,563	27,418	35,521
Total	$637,123	$597,103	$579,643

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

	Year Ended March 31,
	2017	2016	2015
Total assets:
United States	$474,440	$519,168	$304,888
Europe	581,981	199,385	208,015
Canada	9,825	9,665	8,055
Asia Pacific	23,260	21,481	23,613
Latin America	24,337	23,152	21,753
Total	$1,113,843	$772,851	$566,324

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2017	2016	2015
Long-lived assets:
United States	$301,715	$308,504	$142,241
Europe	377,285	78,831	79,496
Canada	1,156	1,129	—
Asia Pacific	6,853	7,683	8,376
Latin America	1,501	1,488	1,579
Total	$688,510	$397,635	$231,692

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2017	2016	2015
Hoists	$357,447	$351,965	$393,571
Chain and rigging tools	71,832	75,432	76,604
Industrial cranes	29,151	30,526	26,595
Actuators and rotary unions	67,468	63,923	72,021
Digital power control and delivery systems	78,660	50,361	—
Elevator application drive systems	21,998	14,554	—
Other	10,567	10,342	10,852
Total	$637,123	$597,103	$579,643

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

19.     Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2017 and 2016:

	Three Months Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Net sales	$149,013	$151,925	$152,497	$183,688
Gross profit	48,047	49,729	44,821	50,335
Income (loss) from operations	11,201	12,619	5,317	(3,164)
Net income (loss)	$6,401	$6,816	$505	$(4,738)

Net income (loss) per share – basic	$0.32	$0.34	$0.02	$(0.22)

Net income (loss) per share – diluted	$0.32	$0.33	$0.02	$(0.22)

	Three Months Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net sales	$136,236	$146,041	$159,738	$155,088
Gross profit	43,584	46,945	48,341	48,393
Income from operations	11,291	6,512	10,958	11,809
Net income (loss)	$6,911	$(448)	$7,227	$5,889

Net income (loss) per share – basic	$0.35	$(0.02)	$0.36	$0.29

Net income (loss) per share – diluted	$0.34	$(0.02)	$0.36	$0.29

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2017	2016
Foreign currency translation adjustment – net of tax	$(30,364)	$(20,985)
Pension liability – net of tax	(61,936)	(71,389)
Postretirement obligations – net of tax	888	364
Split-dollar life insurance arrangements – net of tax	(1,668)	(1,799)
Derivatives qualifying as hedges – net of tax	(5,078)	(1,564)
Net unrealized investment gain – net of tax	694	626
Accumulated other comprehensive loss	$(97,464)	$(94,747)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(5,579,000), $4,753,000, and $13,406,000 for fiscal 2017, 2016, and 2015 respectively.  Refer to Note 16 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

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

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2017	2016	2015
Net unrealized investment gain (loss) at beginning of year	$626	$859	$1,768
Unrealized holdings gain (loss) arising during the period	173	(79)	433
Reclassification adjustments for gain included in earnings	(105)	(154)	(1,342)
Net change in unrealized gain (loss) on investments	68	(233)	(909)
Net unrealized investment gain at end of year	$694	$626	$859

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Changes in accumulated other comprehensive income by component for the year ended March 31, 2017 are as follows (in thousands):

	March 31, 2017
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$626	$(72,824)	$(20,985)	$(1,564)	(94,747)
Other comprehensive income (loss) before reclassification	173	8,035	(9,379)	(3,205)	(4,376)
Amounts reclassified from other comprehensive loss to net income	(105)	2,073	—	(309)	1,659
Net current period other comprehensive (loss) income	68	10,108	(9,379)	(3,514)	(2,717)
Ending balance	$694	$(62,716)	$(30,364)	$(5,078)	$(97,464)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2017 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Unrealized gain on investments
	$(161)	Investment income
	(161)	Total before tax
	56	Tax expense
	$(105)	Net of tax

Net pension amount unrecognized
	$3,190	(1)
	3,190	Total before tax
	1,117	Tax benefit
	$2,073	Net of tax

Change in derivatives qualifying as hedges
	$50	Cost of products sold
	1,024	Interest expense
	(1,460)	Foreign currency
	(386)	Total before tax
	77	Tax benefit
	$(309)	Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 12 — Pensions and Other Benefit Plans for additional details.)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

21.     Effects of New Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." The standard requires the current-service-cost component be disaggregated from the other components of net benefit cost. The current-service-cost will be presented with current compensation costs for related employees and the other components of net benefit cost be presented elsewhere in the income statement outside of income from operations. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within the fiscal year, with early adoption permitted, and must be applied to all periods presented. The Company expects this will change the presentation of other components of net benefit cost on the consolidated statement of operations.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)." The standard removes the requirement to compare the implied fair value of goodwill with its carrying value amount as part of step 2 of the goodwill test. Therefore, the impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value. The ASU is effective prospectively for fiscal years beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed after January 1, 2017. We do not anticipate that this standard will have an impact on the consolidated financial statements as the fair value of our reporting units exceeds the book value.

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

The new revenue standard is effective for the Company on April 1, 2018. We have made progress in evaluating the effect the new standard will have on the financial statements and expect a change in the timing of revenue recognition for some custom projects in the EMEA region. Currently, certain rail and road and other custom projects are recognized at a point-in-time basis at or near the completion of the project, however, we expect these projects will be recognized earlier on an over time basis under the new revenue standard. We cannot quantify the impact of this change at this time. Based on the estimated impact to the financial statements we plan to adopt the new standard using the modified retrospective method.

In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (Topic 606)." The standard clarifies the scope of nonfinancial asset derecognition to include in-substance nonfinancial assets thereby requiring the nonfinancial asset to be derecognized in a partial sale transactions when the company no longer has a controlling financial interest in a subsidiary and control of the asset is transferred in accordance with ASC 606. The ASU amends industry specific guidance to align with the new revenue standard (ASC 606). The effective date is aligned with the new revenue standard, which is effective for fiscal years beginning after December 15, 2017. If early adoption

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

of the new revenue standard is adopted, this standard must also be early adopted. The Company does not expect that the adoption of this standard will have a material effect on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)." The standard amends certain SEC guidance regarding to include "additional qualitative disclosures" that a registrant is expected to disclose when it cannot reasonably estimate the impact of ASUs 2014-09 (Topic 606), 2016-02 (Topic 842), and 2016-03 (Topic 326). The guidance is effective immediately. The adoption of this standard did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business (Topic 805)." The amendment narrows the definition of a business as the guidance requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not a business. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for transactions occurring before that issuance or effective date and shall be applied prospectively. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet. The ASU effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements. Information about our undiscounted future lease payments and the timing of those payments is included in Note 17.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Refer to Note 11 for the impact that adopting this standard had on the Company's consolidated financial statements.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2017, 2016, and 2015
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition	Deductions		Balance at End of Period
Year ended March 31, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,177	$484	$1,368	$—	$1,353	(1)	$2,676
Deferred tax asset valuation allowance	4,131	(829)	547	736	—		4,585
Total	$6,308	$(345)	$1,915	$736	$1,353		$7,261
Reserves on balance sheet:
Accrued general and product liability costs	$14,535	$7,223	$—	$—	$8,423	(2)	$13,335
Year ended March 31, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,155	$(13)	$401	$—	$366	(1)	$2,177
Deferred tax asset valuation allowance	1,977	2,860	(706)	—	—		4,131
Total	$4,132	$2,847	$(305)	$—	$366		$6,308
Reserves on balance sheet:
Accrued general and product liability costs	$12,530	$5,277	$—	$1,523	$4,795	(2)	$14,535
Year ended March 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,323	$876	$—	$—	$1,044	(1)	$2,155
Deferred tax asset valuation allowance	2,361	(19)	(365)	—	—		1,977
Total	$4,684	$857	$(365)	$—	$1,044		$4,132
Reserves on balance sheet:
Accrued general and product liability costs	$14,480	$3,726	$—	$—	$5,676	(2)	$12,530

_________________

(1)	Uncollectible accounts written off, net of recoveries

(2)	Insurance claims and expenses paid

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired 100% of the outstanding common shares of STAHL CraneSystems (“STAHL”) on January 31, 2017. STAHL was excluded from management’s annual report on internal control over financial reporting as of March 31, 2017. The results of STAHL are included in the Company's fiscal 2017 consolidated financial statements and constituted $396,962,000 and 245,320,000 of total assets and net assets, respectively, as of March 31, 2017 and $24,682,000 and ($4,081,000) of net sales and net loss, respectively, for the year then ended.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of STAHL CraneSystems, which is included in the March 31, 2017 consolidated financial statements of Columbus McKinnon Corporation and constituted $396,962,000 and $245,320,000 of total and net assets, respectively, as of March 31, 2017 and $24,682,000 and $(4,081,000) of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Columbus McKinnon Corporation also did not include an evaluation of the internal control over financial reporting of STAHL CraneSystems.

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017 of Columbus McKinnon Corporation and our report dated May 31, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 31, 2017

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2017 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2017 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2017 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2017 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2017 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

#10.62	2016 Long Term Incentive Plan effective August 3, 2016 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 3, 2017.

#10.63
Share Purchase Agreement, dated November 30, 2016 and completed on January 31, 2017. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on January 26, 2017)

#10.64	Credit agreement dated January 31, 2017. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2017)

#10.65	Share Purchase Agreement dated December 18, 2016 and completed on January 30, 2017. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 19, 2016.

#10.66
Registration Rights Agreement dated December 18, 2016 and completed on January 30, 2017. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 19, 2016.

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

Date: May 31, 2017
COLUMBUS McKINNON CORPORATION

	By:	/s/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark D. Morelli	President, Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2017
Mark D. Morelli

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 31, 2017
Gregory P. Rustowicz

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	May 31, 2017

Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	May 31, 2017

Richard H. Fleming

/s/ Linda A. Goodspeed	Director	May 31, 2017

Linda A. Goodspeed

/s/ Liam G. McCarthy	Director	May 31, 2017

Liam G. McCarthy

/s/ Heath A. Mitts	Director	May 31, 2017

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	May 31, 2017

Nicholas T. Pinchuk

/s/ Stephen Rabinowitz	Director	May 31, 2017

Stephen Rabinowitz

/s/ R. Scott Trumbull	Director	May 31, 2017

R. Scott Trumbull