Form 10-Q
period 2017-06-30
COLUMBUS MCKINNON CORP
filed 2017-08-01
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2017
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

The number of shares of common stock outstanding as of July 27, 2017 was: 22,625,314 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2017

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$64,613	$77,591
Trade accounts receivable	119,739	111,569
Inventories	135,294	130,643
Prepaid expenses and other	19,615	21,147
Total current assets	339,261	340,950
Property, plant, and equipment, net	112,696	113,028
Goodwill	331,737	319,299
Other intangibles, net	263,362	256,183
Marketable securities	7,740	7,686
Deferred taxes on income	58,778	61,857
Other assets	12,776	14,840
Total assets	$1,126,350	$1,113,843

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$40,487	$40,994
Accrued liabilities	85,302	97,397
Current portion of long term debt	49,847	52,568
Total current liabilities	175,636	190,959
Senior debt, less current portion	33	41
Term loan and revolving credit facility	358,138	368,710
Other non current liabilities	228,567	212,783
Total liabilities	762,374	772,493
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 22,598,183 and 22,565,613 shares issued and outstanding	226	226
Additional paid in capital	259,697	258,853
Retained earnings	191,391	179,735
Accumulated other comprehensive loss	(87,338)	(97,464)
Total shareholders' equity	363,976	341,350
Total liabilities and shareholders' equity	$1,126,350	$1,113,843

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands, except per share data)
Net sales	$203,726	$149,013
Cost of products sold	134,418	100,966
Gross profit	69,308	48,047

Selling expenses	23,800	18,814
General and administrative expenses	18,852	13,783
Research and development expenses	2,922	2,499
Amortization of intangibles	3,719	1,750
	49,293	36,846

Income from operations	20,015	11,201
Interest and debt expense	5,141	2,574
Investment (income) loss	(62)	(217)
Foreign currency exchange (gain) loss	324	(563)
Other (income) expense, net	(139)	(80)
Income before income tax expense	14,751	9,487
Income tax expense	3,095	3,086
Net income	11,656	6,401
Retained earnings - beginning of period	179,735	174,173
Retained earnings - end of period	$191,391	$180,574

Average basic shares outstanding	22,580	20,135
Average diluted shares outstanding	23,028	20,266

Basic income per share:	$0.52	$0.32

Diluted income per share:	$0.51	$0.32

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Net income	$11,656	$6,401
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,117	(3,586)
Change in derivatives qualifying as hedges, net of taxes of $(522) and $41	1,964	(76)
Change in pension liability and postretirement obligation, net of taxes of $279 and $(121)	(1,049)	224
Adjustments for unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(25) and $(66)	94	122
Reclassification adjustment for gain (loss) included in net income, net of taxes of $0 and $33	—	(61)
Net change in unrealized gain (loss) on investments	94	61
Total other comprehensive income (loss)	10,126	(3,377)
Comprehensive income	$21,782	$3,024

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
OPERATING ACTIVITIES:
Net income	$11,656	$6,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,660	6,001
Deferred income taxes and related valuation allowance	1,856	969
Net gain on sale of real estate, investments and other	—	(93)
Stock based compensation	1,069	1,147
Amortization of deferred financing costs and discount on debt	664	172
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(5,092)	4,018
Inventories	(506)	(1,896)
Prepaid expenses and other	(1,977)	3,049
Other assets	2,271	(25)
Trade accounts payable	(1,298)	(2,557)
Accrued liabilities	2,644	(3,485)
Non-current liabilities	(5,507)	(6,496)
Net cash provided by (used for) operating activities	14,440	7,205

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	138	7,772
Purchases of marketable securities	(47)	(105)
Capital expenditures	(1,928)	(4,301)
Net payments to former STAHL owner	(14,750)	—
Net cash provided by (used for) investing activities	(16,587)	3,366

FINANCING ACTIVITIES:
Proceeds from exercises of stock options	29	—
Net borrowings (repayments) under lines of credit	—	(13,500)
Repayment of debt	(13,874)	(3,274)
Payment of dividends	(902)	(804)
Other	(255)	(367)
Net cash provided by (used for) financing activities	(15,002)	(17,945)
Effect of exchange rate changes on cash	4,171	(1,066)
Net change in cash and cash equivalents	(12,978)	(8,440)
Cash and cash equivalents at beginning of year	77,591	51,603
Cash and cash equivalents at end of period	$64,613	$43,163

Supplementary cash flow data:
Interest paid	$4,630	$2,489
Income taxes paid (refunded), net	$887	$428
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2017

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2017, the results of its operations for the three month periods ended June 30, 2017 and June 30, 2016, and cash flows for the three months ended June 30, 2017 and June 30, 2016, have been included. Results for the period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2017.

For its fiscal 2018 financial statements, the Company has reclassified research and development expenses previously recorded in general and administrative expense into a separate line item on the condensed consolidated statements of operations and retained earnings. All periods presented have been revised to reflect this presentation. With the acquisitions of Magnetek in September 2015 and STAHL CraneSystems (“STAHL”) in January 2017, the Company expects research and development costs to factor more prominently in our cost structure. Therefore, the new presentation of research and development costs provides transparency into these costs. Consistent with prior periods, the Company continues to account for research and development expenses in accordance with the provisions of ASC 730. Costs that qualify as research and development costs are expensed as incurred.

The Company is a leading global designer, manufacturer and marketer of hoists, actuators, cranes, rigging tools, digital power control systems, and other material handling products, which efficiently and safely move, lift, position, and secure materials. Key products include hoists, rigging tools, cranes, actuators, digital power control and delivery systems, and elevator application drive systems. On January 31, 2017, the Company acquired STAHL. STAHL is a leading manufacturer of explosion-protected hoists and crane components specializing in custom engineering of lifting solutions and hoisting technology. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including oil & gas, automotive, general manufacturing, steel & concrete, power generation as well as process industries such as chemical and pharmaceuticals.

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three month period ended June 30, 2017, approximately 54% of sales were to customers in the United States.

2.    Acquisitions

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

In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $294,000 was paid to the seller in July 2017 and the remaining $294,000 is expected to be paid in July 2018. The Company has recorded short term restricted cash on its consolidated balance sheets of $294,000 within prepaid expenses and other and long term restricted cash of $294,000 in other assets at June 30, 2017. Further, the Company has recorded a short term liability to the seller of $294,000 within accrued liabilities and a long term liability to the seller of $294,000 within other non current liabilities at June 30, 2017.

Please refer to the Company's annual report on form 10-K for the fiscal year ended March 31, 2017 ("2017 10-K") for further details on the assets acquired and liabilities assumed related to the Ergomatic transaction.

On January 31, 2017, the Company completed its acquisition of STAHL for $217,773,000, net of cash acquired. STAHL is a leading manufacturer of explosion-protected hoists and crane components as well as provides custom engineered lifting solutions and hoisting technology with annual sales of approximately $165,000,000. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including oil & gas, automotive, general manufacturing, steel & concrete, power generation, as well as process industries such as chemical and pharmaceuticals.

During the quarter ended June 30, 2107, the Company received cash from the former owner of STAHL as a result of a working capital true up. This decreased the purchase price and goodwill by $483,000 from amounts reported as of March 31, 2017.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $149,839,000 has preliminarily been recorded as goodwill, a decrease of $483,000 from March 31, 2017. The identifiable intangible assets acquired include customer relationships of $120,220,000, trademark and trade names of $18,191,000, patents and technology of $2,660,000, and other intangibles totaling $1,968,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 16 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of STAHL is not complete as of June 30, 2017 as the Company is continuing to gather information regarding STAHL's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Cash	$30,473
Working capital	18,593
Property, plant, and equipment	14,234
Intangible assets	143,039
Other assets	380
Other liabilities	(74,762)
Deferred taxes, net	(33,550)
Goodwill	149,839
Total	$248,246

Please refer to the Company's annual report on form 10-K for the fiscal year ended March 31, 2017 ("2017 10-K") for further details on the assets acquired and liabilities assumed related to the STAHL transaction.

Also during the quarter ending June 30, 2017, 13,331,000 Euros ($15,233,000) previously included within accrued liabilities at March 31, 2017 was paid to the former owner of STAHL related to a profit distribution agreement in place prior to the acquisition. No further profit distribution payments are due to the former owner of STAHL.

The following unaudited pro forma financial information presents the combined results of operations as if the STAHL acquisition had occurred as of April 1, 2016. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of April 1, 2016 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

	Three Months Ended
	June 30, 2017	June 30, 2016
Net sales	$203,726	$193,231
Net income	$11,656	$7,934
Net income per share - Basic	$0.52	$0.35
Net income per share - Diluted	$0.51	$0.35

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,740	$7,740	$—	$—
Annuity contract	2,915	—	2,915	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(343)	—	(343)	—
Interest rate swap liability	(1,622)	—	(1,622)	—
Interest rate swap asset	173	—	173	—
Cross currency swap liability	(19,990)	—	(19,990)	—
Cross currency swap asset	2,482	—	2,482	—

Disclosed at fair value:
Term loan	$(422,694)	$—	$(422,694)	$—
Senior debt	(430)	—	(430)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,686	$7,686	$—	$—
Annuity contract	2,898	—	2,898	—
Derivative assets (liabilities):
Foreign exchange contracts	18	—	18	—
Interest rate swap liability	(1,808)	—	(1,808)	—
Interest rate swap asset	1,394	—	1,394	—
Cross currency swap liability	(7,580)	—	(7,580)	—
Cross currency swap asset	3,237	—	3,237	—

Disclosed at fair value:
Term loan	$(436,555)	$—	$(436,555)	$—
Senior debt	(3,159)	—	(3,159)	—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2017, the term loan and senior debt have been recorded at carrying value which approximates fair value.

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

Please refer to the 2017 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2017 balance sheet.

4.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2017	March 31, 2017
At cost - FIFO basis:
Raw materials	$75,909	$74,716
Work-in-process	41,427	39,117
Finished goods	33,039	33,666
Total at cost FIFO basis	150,375	147,499
LIFO cost less than FIFO cost	(15,081)	(16,856)
Net inventories	$135,294	$130,643

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three months ended June 30, 2017 or June 30, 2016.

During the quarter ended June 30, 2016, CMIC obtained approval from New York State Department of Finance Services to loan $6,000,000 to the Company based on arms-length terms and conditions.  To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000.

The following is a summary of available-for-sale securities at June 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,385	$373	$18	$7,740

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2017 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,765	$18
Securities in a continuous loss position for more than 12 months	—	—
	$1,765	$18

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at June 30, 2017 were temporary in nature.

Net realized gains related to sales of marketable securities were $0 and $93,000, in the three month periods ended June 30, 2017 and June 30, 2016, respectively.

The following is a summary of available-for-sale securities at March 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,475	$248	$37	$7,686

6.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of June 30, 2017 and March 31, 2017.   Only two of the four reporting units carried goodwill at June 30, 2017 and March 31, 2017. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,632,000 and $9,555,000 at June 30, 2017 and March 31, 2017, respectively, and the Rest of Products reporting unit (representing the hoist, chain, forgings design, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $322,105,000 and $309,744,000 at June 30, 2017 and March 31, 2017, respectively. STAHL has been determined to be a part of the Rest of Products reporting unit.

Refer to the 2017 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended June 30, 2017.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. A summary of changes in goodwill during the three months ended June 30, 2017 is as follows (in thousands):

Balance at April 1, 2017	$319,299
STAHL purchase accounting adjustment - See Note 2	(483)
Currency translation	12,921
Balance at June 30, 2017	$331,737

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of June 30, 2017 and March 31, 2017, respectively. There were no goodwill or indefinite lived trademark impairment losses recorded in the three-month periods ended June 30, 2017 and 2016.

Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,485	$(2,852)	$2,633	$5,151	$(2,616)	$2,535
Indefinite lived trademark	47,335	—	47,335	46,018	—	46,018
Customer relationships	187,704	(18,325)	169,379	177,983	(14,873)	163,110
Acquired technology	46,767	(5,332)	41,435	46,574	(4,603)	41,971
Other	3,720	(1,140)	2,580	3,471	(922)	2,549
Total	$291,011	$(27,649)	$263,362	$279,197	$(23,014)	$256,183

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 18 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a carrying value of $47,335,000 as of June 30, 2017 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $3,719,000 and $1,750,000 for the three month periods ended June 30, 2017 and 2016, respectively. The increase relates to amortization of intangible assets acquired in the STAHL acquisition. Based on the current amount of identifiable intangible assets, the estimated annual amortization expense is approximately $15,000,000 for fiscal years 2018 through 2022.

7.    Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or “AOCL,” and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the foreign currency forward agreements is reported in foreign currency exchange loss (gain) in the Company’s consolidated statement of operations. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. For foreign currency derivatives not designated as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s consolidated statements of operations. The cash flow effects of derivatives are reported within net cash provided by operating activities.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of June 30, 2017.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2017, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2017 fair values reflected in the table below. During the three months ended June 30, 2017, the Company was not in default of any of its derivative obligations.

As of June 30, 2017, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $227,783,000, and all of the contracts mature by January 31, 2022. From its June 30, 2017 balance of AOCL, the Company expects to reclassify approximately $1,453,000 out of AOCL during the next 12 months based on the contractual payments due under these intercompany loans.

The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,740,000, and all of the contracts mature by June 30, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $10,483,000 and all contracts mature by June 30, 2018. From its June 30, 2017 balance of AOCL, the Company expects to reclassify approximately $202,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $252,833,000 as of June 30, 2017. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in current period interest expense. From its June 30, 2017 balance of AOCL, the Company expects to reclassify approximately $1,006,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
June 30, 2017	Foreign exchange contracts	$(206)	Cost of products sold	$28
June 30, 2017	Interest rate swaps	(1,271)	Interest expense	(628)
June 30, 2017	Cross currency swaps	$(9,444)	Foreign currency exchange loss (gain)	$(12,285)

June 30, 2016	Foreign exchange contracts	135	Cost of products sold	59
June 30, 2016	Interest rate swap	(495)	Interest expense	(343)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
June 30, 2017	Foreign currency exchange gain/loss	$1
June 30, 2016	Foreign currency exchange gain/loss	(95)

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of June 30, 2017 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017	March 31, 2017
Foreign exchange contracts	Prepaid expenses and other	$9	$161
Foreign exchange contracts	Accrued Liabilities	(334)	(123)
Interest rate swap	Other Assets	173	1,394
Interest rate swap	Accrued Liabilities	(1,622)	(1,808)
Cross currency swap	Prepaid expenses and other	2,482	3,237
Cross currency swap	Accrued liabilities	(545)	(121)
Cross currency swap	Other non current liabilities	(19,445)	(7,459)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017	March 31, 2017
Foreign exchange contracts	Prepaid expenses and other	$—	$2
Foreign exchange contracts	Accrued Liabilities	(18)	(22)

8.    Debt

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

The outstanding balance of the New Term Loan was $421,388,000 as of June 30, 2017. The Company made $1,113,000 of required principal payments and $10,000,000 of additional principal payments on the New Term Loan during the quarter ended June 30, 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $49,450,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings on the New Revolving Credit Facility and $4,974,000 outstanding letters of credit as of June 30, 2017. The outstanding letters of credit as of June 30, 2017 consisted of $400,000 in commercial letters of credit and $4,574,000 of standby letters of credit.

In connection with the acquisition of STAHL, the Company assumed a loan that STAHL CraneSystems Shanghai Co Ltd ("STAHL China") entered into on November 22, 2016 with Dalian Konecranes Co Ltd ("Konecranes"). The principal amount loaned to STAHL China in the amount of 18,000,000 Yuan was used to meet working capital needs. The loan was repaid during the quarter ending June 30, 2017 for approximately $2,656,000.

The gross balance of deferred financing costs on the New Term Loan was $14,690,000 as of June 30, 2017 and March 31, 2017. The accumulated amortization balances were $874,000 and $350,000 as of June 30, 2017 and March 31, 2017, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of June 30, 2017 and March 31, 2017, which is included in other assets. The accumulated amortization balances were $216,000 and $93,000 as of June 30, 2017 and March 31, 2017, respectively. The balance at June 30, 2017 includes $739,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility.

The Company has a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $446,000 and $551,000 as of June 30, 2017 and March 31, 2017 respectively, are included in senior debt in the consolidated balance sheets. $413,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2017, unsecured credit lines totaled approximately $4,798,000, of which $0 was drawn. In addition, unsecured lines of $10,910,000 were available for bank guarantees issued in the normal course of business of which $4,093,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2017 10-K for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension (benefit) cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended
	June 30, 2017	June 30, 2016
Service costs	$615	$451
Interest cost	4,208	4,115
Expected return on plan assets	(5,469)	(5,619)
Net amortization	806	794
Settlement	—	247
Net periodic pension (benefit) cost	$160	$(12)

As part of the acquisition of STAHL, the Company became the sponsor of STAHL's pension plan ("STAHL's Plan"), a single-employer defined benefit plan. STAHL's Plan provides benefits to certain current and former employees of STAHL and has been closed to new members since January 1, 1997. The net periodic pension (benefit) cost, shown above, for the three-months ended June 30, 2017 includes a cost related to the STAHL Plan of $569,000.

The Company currently plans to contribute approximately $11,188,000 to its pension plans in fiscal 2018.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended
	June 30, 2017	June 30, 2016
Interest cost	$35	$42
Amortization of plan net losses	—	9
Net periodic postretirement cost	$35	$51

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2017 10-K.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2017	June 30, 2016
Numerator for basic and diluted earnings per share:
Net income	$11,656	$6,401

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	22,580	20,135
Effect of dilutive employee stock options and other share-based awards	448	131
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	23,028	20,266

During fiscal 2018, the Company adopted ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Among other modifications to accounting for stock based compensation, this ASU requires that assumed proceeds from excess tax benefits and deficiencies are no longer included in the calculation of weighted-average diluted common stock outstanding and are recorded as income tax expense or benefit in the statement of operations. The adoption of this ASU did not have a material impact on the calculation of weighted-average diluted common stock outstanding.

Stock options and performance shares with respect to 504,000 and 784,000 common shares for the three months ended June 30, 2017 and 2016, respectively were not included in the computation of diluted earnings per share because they were antidilutive. For the three months ended June 30, 2017 an additional 127,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

On July 18, 2016, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“2016 LTIP”).  The Company grants share based compensation to eligible participants under the 2016 LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.

During the first three months of fiscal 2018, there were 1,244 shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. There were no such shares issued in the fiscal 2017 first quarter. During the fiscal year ended March 31, 2017, 162,502 shares of restricted stock units vested and were issued.

On July 24, 2017 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on August 21, 2017 to shareholders of record on August 11, 2017. The dividend payment is expected to be approximately $905,000.

Refer to the Company’s consolidated financial statements included in its 2017 10-K for further information on its earnings per share and stock plans.

11.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,380,000 as of June 30, 2017.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 5).

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2018.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2018.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,700,000 and $7,400,000 using actuarial parameters of continued claims for a period of 37 years from June 30, 2017.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,239,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2017. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered. In July 2017, the Company received a $1,741,000 settlement payment, net of legal fees, from one of its insurance carriers as partial reimbursement for asbestos-related expenses.  The Company is evaluating the impact of this partial reimbursement payment, as well as other factors on its judgments and estimates applied in the determination of reserves for general and product liability costs.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,930,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2017. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,211,000 which has been reflected as a liability in the consolidated financial statements at June 30, 2017.

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

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,700,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,200,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority has until October 2017 to appeal this decision. The Company believes it will be successful and does not expect to incur a liability related to those assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2018.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and off-site locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2018. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $640,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

The Company has recorded total liabilities of $746,000 for all environmental matters in the consolidated financial statements as of June 30, 2017 on an undiscounted basis.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 21% and 33% in the quarters ended June 30, 2017 and June 30, 2016, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 20% to 24% for fiscal 2018.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended June 30, 2017 are as follows (in thousands):

	Three months ended June 30, 2017
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$694	$(62,716)	$(30,364)	$(5,078)	$(97,464)
Other comprehensive income (loss) before reclassification	94	(1,686)	9,117	(10,921)	(3,396)
Amounts reclassified from other comprehensive loss	—	637	—	12,885	13,522
Net current period other comprehensive income (loss)	94	(1,049)	9,117	1,964	10,126
Ending balance net of tax	$788	$(63,765)	$(21,247)	$(3,114)	$(87,338)

Details of amounts reclassified out of AOCL for the three-month period ended June 30, 2017 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$806	(1)
	806	Total before tax
	(169)	Tax benefit
	$637	Net of tax

Change in derivatives qualifying as hedges
	$(35)	Cost of products sold
	795	Interest expense
	15,551	Foreign currency
	16,311	Total before tax
	(3,426)	Tax benefit
	$12,885	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

14.    Effects of New Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-10, "Service Concession Arrangements (Topic 853)." The standard clarifies how an operating entity determines the customer of the operation services for transactions within the scope of ASC 853 by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The effective date is aligned with that of ASC 606, "Revenue from Contracts with Customers," which is April 1, 2018 for the Company. We do not anticipate that this standard will have a material effect on the consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)." The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within the fiscal year, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)." The standard removes the requirement to compare the implied fair value of goodwill with its carrying value amount as part of step 2 of the goodwill test. Therefore, the impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value. The ASU is effective prospectively for fiscal years beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company has adopted this standard effective April 1, 2017 as it simplifies the impairment calculation and eliminates the need to perform step 2. Further, the standard did not have an impact on the financial statements as of June 30, 2017 since our annual goodwill and indefinite lived trademark impairment analysis are performed in the fourth quarter (as stated in footnote 6).

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, although early adoption is permitted. The Company adopted this standard effective April 1, 2017 and the standard did not have a significant effect on the Company's consolidated financial statements.

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

On January 31, 2017 we completed our acquisition of STAHL. STAHL is a leading manufacturer of explosion-protected hoists and crane components and is well known for providing lifting solutions utilizing its custom engineering and hoisting technology. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including oil and gas, automotive, general manufacturing, steel & concrete, power generation as well as process industries such as chemical and pharmaceuticals. We believe STAHL is an excellent expansion of our global product offering. STAHL's strong position with wire rope and electric chain hoists in Europe immediately complements our leadership position in handheld hoists in that region, and their broad portfolio of ATEX certified explosion-protected products serving the oil and gas, mining, and chemical processing industries significantly extends our global offerings in capability and capacities.

Our revenue base is geographically diverse with approximately 46% derived from customers outside the U.S. for the three months ended June 30, 2017. Our expansion into the European market with the acquisition of STAHL will further expand our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase our revenue and operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduced defects, shortened lead times, improved inventory turns and on-time deliveries, reduced warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management. We are also pursuing cost reduction opportunities to enhance future margins.

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

Results of Operations

Three Months Ended June 30, 2017 and June 30, 2016

Net sales in the fiscal 2018 quarter ended June 30, 2017 were $203,726,000, up $54,713,000 or 36.7% from the fiscal 2017 quarter ended June 30, 2016 net sales of $149,013,000. Net sales were positively impacted $42,728,000 by the STAHL acquisition, $12,282,000 due to increased sales volume, and $577,000 by price increases. Foreign currency translation unfavorably impacted sales by $874,000 for the three months ended June 30, 2017.

Gross profit in the fiscal 2018 quarter ended June 30, 2017 was $69,308,000, an increase of $21,261,000 or 44.3% from the fiscal 2017 quarter ended June 30, 2016 gross profit of $48,047,000. Gross profit margin increased to 34.0% in the fiscal 2018 three months ended from 32.2% in fiscal 2017. The increase in gross profit was due to $16,063,000 from our STAHL acquisition, $3,939,000 in increased volume, $842,000 in increased productivity and other favorable manufacturing adjustments, $390,000 of price increases net of material inflation, and $430,000 in decreased product liability costs, offset by $169,000 in STAHL integration costs that are classified as cost of products sold. The translation of foreign currencies had a $234,000 unfavorable impact on gross profit in the three months ended June 30, 2017.

Selling expenses were $23,800,000 and $18,814,000 in the fiscal 2018 and 2017 first quarter ended June 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, selling expenses were 11.7% and 12.6% in the fiscal 2018 and 2017 three months ended June 30, 2017 and 2016. STAHL contributed an additional $5,039,000 in selling expense and we incurred $273,000 of integration costs related to the acquisition of STAHL that are classified as selling expense, offset by $247,000 in expenses that did not reoccur related to the Canadian lump sum pension settlement for the three months ended June 30, 2017. Foreign currency translation had a $105,000 favorable impact on selling expenses.

General and administrative expenses were $18,852,000 and $13,783,000 in the fiscal 2018 and 2017 first quarters ended June 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.3% and 9.2% in the fiscal 2018 and 2017 three months ended June 30, 2017 and 2016, respectively. STAHL contributed an additional $3,334,000 in general and administrative expense, and we incurred $729,000 of integration costs related to the acquisition of STAHL that are classified as general and administrative expense. We also incurred $229,000 in legal costs related to an insurance recovery legal action in the three months ended June 30, 2017. The remainder of the increase is largely due to higher annual incentive plan costs expected in fiscal 2018 compared to fiscal 2017. Foreign currency translation had a $64,000 favorable impact on general and administrative expenses.

Research and development expenses were $2,922,000 and $2,499,000 in the fiscal 2018 and 2017 first quarters ended June 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, research and development expenses were 1.4% and 1.7% in the fiscal 2018 and 2017 three months ended June 30, 2017 and 2016. STAHL contributed an additional $139,000 to research and development expenses and Magnetek increased its research and development costs by $102,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Amortization of intangibles was $3,719,000 and $1,750,000 in the fiscal 2018 and 2017 first quarter ended June 30, 2017 and 2016, respectively. The increase relates to amortization of intangibles acquired in the STAHL acquisition.

Interest and debt expense was $5,141,000 in the quarter ended June 30, 2017 compared to $2,574,000 in the quarter ended June 30, 2016. The increase in interest and debt expense relates to increased borrowings used to fund the purchase of STAHL.

Investment income of $62,000 and $217,000 in the fiscal 2018 and 2017 first quarter ended June 30, 2017 and 2016, respectively related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 21% and 33% in the quarters ended June 30, 2017 and June 30, 2016, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. We estimate that the effective tax rate related to continuing operations will be approximately 20% to 24% for fiscal 2018.

Liquidity and Capital Resources

Cash and cash equivalents totaled $64,613,000 at June 30, 2017, a decrease of $12,978,000 from the March 31, 2017 balance of $77,591,000.

Cash flow provided by operating activities

Net cash provided by operating activities was $14,440,000 for the three months ended June 30, 2017 compared with net cash provided by operating activities of $7,205,000 for the three months ended June 30, 2016. Net income of $11,656,000 and non-cash adjustments to net income contributed the most to cash provided by operating activities for the three months ended June 30, 2017. This was offset by an increase in trade accounts receivable of $5,092,000, a decrease in trade accounts payable of $1,298,000, and a net decrease in accrued expenses and non-current liabilities of $2,863,000.  The net decrease in accrued expenses and non-current liabilities primarily consists of a $1,153,000 contribution to one of our pension plans.

The net cash provided by operating activities for the three months ended June 30, 2016 consisted of net income of $6,401,000 and non-cash adjustments to net income. Net collections on trade accounts receivable were $4,018,000. This increase in cash was offset by a decrease non-current liabilities of $6,496,000. The reduction in non-current liabilities was primarily due to contributions made to the Magnetek pension plan.

Cash flow provided by investing activities

Net cash used by investing activities was $16,587,000 for the three months ended June 30, 2017 compared with net cash provided by investing activities of $3,366,000 for the three months ended June 30, 2016. The most significant use of cash used by investing activities was $14,750,000 in net cash paid to the former owner of STAHL related to a profit sharing agreement, net of a purchase price working capital refund. Capital expenditures for the three months ended June 30, 2017 totaled $1,928,000.

The net cash provided by investing activities for the three months ended June 30, 2016 is primarily proceeds from the sale of marketable equity securities of $7,772,000. Capital expenditures for the three months ended June 30, 2016 totaled $4,301,000.

Cash flow provided by financing activities

Net cash used for financing activities was $15,002,000 for the three months ended June 30, 2017 compared with net cash used for financing activities of $17,945,000 for the three months ended June 30, 2016. The most significant uses of cash were repayments on our New Term Loan of $11,113,000, of which $1,113,000 is a scheduled principal payment as well as repayment of a $2,656,000 loan to STAHL's former parent. The remaining net cash used for financing activities for the three months ended June 30, 2017 primarily relates to dividends paid of $902,000 and $226,000 in net outflows from stock related transactions.

The most significant uses of cash for the three months ended June 30, 2016 were repayments on our revolving credit facility of $13,500,000 and repayments on our other long term debt totaling $3,274,000, of which $3,125,000 is a scheduled principal payment on our Replaced Term Loan. The remaining net cash used for financing activities for the three months ended June 30, 2016 primarily relates to dividends paid of $804,000 and $367,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Facilities will be sufficient to fund our ongoing operations and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of June 30, 2017, $59,166,000 of cash and cash equivalents were held by foreign subsidiaries.

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

The outstanding balance of the New Term Loan was $421,388,000 as of June 30, 2017. The Company made $1,113,000 of required principal payments and $10,000,000 of additional principal payments on the New Term Loan during the quarter ended June 30, 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $49,450,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings on the New Revolving Credit Facility and $4,974,000 outstanding letters of credit as of June 30, 2017. The outstanding letters of credit as of June 30, 2017 consisted of $400,000 in commercial letters of credit and $4,574,000 of standby letters of credit.

In connection with the acquisition of STAHL, the Company assumed a loan that STAHL CraneSystems Shanghai Co Ltd ("STAHL China") entered into on November 22, 2016 with Dalian Konecranes Co Ltd ("Konecranes"). The principal amount loaned to STAHL China in the amount of 18,000,000 Yuan was used to meet working capital needs. The loan was repaid during the quarter ending June 30, 2017 for approximately $2,656,000.

The gross balance of deferred financing costs on the New Term Loan was $14,690,000 as of June 30, 2017 and March 31, 2017. The accumulated amortization balances were $874,000 and $350,000 as of June 30, 2017 and March 31, 2017, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of June 30, 2017 and March 31, 2017, which is included in other assets. The accumulated amortization balances were $216,000 and $93,000 as of June 30, 2017 and March 31, 2017, respectively. The balance at June 30, 2017 includes $739,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility.

The Company has a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $446,000 and $551,000 as of June 30, 2017 and March 31, 2017 respectively, are included in senior debt in the consolidated balance sheets. $413,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2017, unsecured credit lines totaled approximately $4,798,000, of which $0 was drawn. In addition, unsecured lines of $10,910,000 were available for bank guarantees issued in the normal course of business of which $4,093,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2017 and June 30, 2016 were $1,928,000 and $4,301,000, respectively. We expect capital expenditures for fiscal 2018 of approximately $20,000,000, excluding acquisitions and strategic alliances.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance may exceed general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases. With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers. We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases. We will continue to monitor our costs and reevaluate our pricing policies.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,632,000 and $322,105,000, respectively, at June 30, 2017. STAHL has been determined to be part of the Rest of Products reporting unit.

Refer to our 2017 10-K for additional information regarding our annual goodwill impairment process. We currently do not believe that it is more likely than not that the fair value of each of our reporting units is less than that its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of fiscal 2017.

Item 4.    Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10K for the year ended March 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets June 30, 2017 and March 31, 2017;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended June 30, 2017 and 2016;

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017 and 2016

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: August 1, 2017	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)