Form 10-Q
period 2017-09-30
COLUMBUS MCKINNON CORP
filed 2017-10-31
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2017
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

The number of shares of common stock outstanding as of October 26, 2017 was: 22,998,460 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2017

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$69,455	$77,591
Trade accounts receivable	126,408	111,569
Inventories	139,332	130,643
Prepaid expenses and other	16,766	21,147
Total current assets	351,961	340,950
Property, plant, and equipment, net	113,104	113,028
Goodwill	338,238	319,299
Other intangibles, net	264,748	256,183
Marketable securities	8,064	7,686
Deferred taxes on income	57,120	61,857
Other assets	12,436	14,840
Total assets	$1,145,671	$1,113,843

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$41,954	$40,994
Accrued liabilities	88,117	97,397
Current portion of long term debt	49,710	52,568
Total current liabilities	179,781	190,959
Senior debt, less current portion	22	41
Term loan and revolving credit facility	342,518	368,710
Other non current liabilities	236,551	212,783
Total liabilities	758,872	772,493
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 22,994,794 and 22,565,613 shares issued and outstanding	230	226
Additional paid in capital	266,119	258,853
Retained earnings	202,989	179,735
Accumulated other comprehensive loss	(82,539)	(97,464)
Total shareholders' equity	386,799	341,350
Total liabilities and shareholders' equity	$1,145,671	$1,113,843

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands, except per share data)
Net sales	$212,828	$151,925	$416,554	$300,938
Cost of products sold	141,209	102,196	275,627	203,162
Gross profit	71,619	49,729	140,927	97,776

Selling expenses	25,042	19,032	48,842	37,846
General and administrative expenses	19,347	13,831	38,199	27,614
Research and development expenses	3,723	2,482	6,645	4,981
Amortization of intangibles	3,920	1,765	7,639	3,515
	52,032	37,110	101,325	73,956

Income from operations	19,587	12,619	39,602	23,820
Interest and debt expense	5,067	2,525	10,208	5,099
Investment (income) loss	(46)	(88)	(108)	(305)
Foreign currency exchange (gain) loss	69	(220)	393	(783)
Other (income) expense, net	(61)	(48)	(200)	(128)
Income before income tax expense	14,558	10,450	29,309	19,937
Income tax expense	2,050	3,634	5,145	6,720
Net income	12,508	6,816	24,164	13,217
Dividends declared	(910)	(808)	(910)	(808)
Retained earnings - beginning of period	191,391	180,574	179,735	174,173
Retained earnings - end of period	$202,989	$186,582	$202,989	$186,582

Average basic shares outstanding	22,746	20,202	22,663	20,169
Average diluted shares outstanding	23,142	20,368	23,013	20,325

Basic income per share:	$0.55	$0.34	$1.07	$0.66

Diluted income per share:	$0.54	$0.33	$1.05	$0.65

Dividends declared per common share	$0.04	$0.04	$0.04	$0.04

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Net income	$12,508	$6,816	$24,164	$13,217
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,913	569	14,030	(3,017)
Change in derivatives qualifying as hedges, net of taxes of $44, $(274), $(967) and $(233)	(86)	508	1,878	432
Change in pension liability and postretirement obligation, net of taxes of $63, $9, $604 and $(111)	(123)	(17)	(1,172)	207
Adjustments for unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(49), $(33), $(97) and $(98)	95	61	189	183
Reclassification adjustment for gain (loss) included in net income, net of taxes of $0, $7, $0, and $40	—	(14)	—	(75)
Net change in unrealized gain (loss) on investments	95	47	189	108
Total other comprehensive income (loss)	4,799	1,107	14,925	(2,270)
Comprehensive income	$17,307	$7,923	$39,089	$10,947

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
OPERATING ACTIVITIES:
Net income	$24,164	$13,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,755	11,928
Deferred income taxes and related valuation allowance	2,635	2,075
Net gain on sale of real estate, investments and other	(2)	(115)
Stock based compensation	2,951	2,539
Amortization of deferred financing costs and discount on debt	1,327	344
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(10,098)	3,049
Inventories	(2,230)	1,152
Prepaid expenses and other	916	5,102
Other assets	2,463	(227)
Trade accounts payable	(307)	(3,112)
Accrued liabilities	3,452	(2,801)
Non-current liabilities	(8,243)	(7,502)
Net cash provided by (used for) operating activities	34,783	25,649

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	138	9,192
Purchases of marketable securities	(225)	(207)
Capital expenditures	(6,082)	(8,450)
Purchase of business, net of cash acquired	—	(587)
Net payments to former STAHL owner	(14,750)	—
Net cash provided by (used for) investing activities	(20,919)	(52)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options	5,594	139
Net borrowings (repayments) under lines of credit	—	(21,000)
Repayment of debt	(30,131)	(6,550)
Restricted cash related to purchase of business	—	(588)
Payment of dividends	(1,814)	(1,611)
Other	(1,277)	(541)
Net cash provided by (used for) financing activities	(27,628)	(30,151)
Effect of exchange rate changes on cash	5,628	(1,344)
Net change in cash and cash equivalents	(8,136)	(5,898)
Cash and cash equivalents at beginning of year	77,591	51,603
Cash and cash equivalents at end of period	$69,455	$45,705

Supplementary cash flow data:
Interest paid	$9,366	$4,863
Income taxes paid (refunded), net	$(139)	$1,039
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2017

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2017, the results of its operations for the three and six month periods ended September 30, 2017 and September 30, 2016, and cash flows for the six months ended September 30, 2017 and September 30, 2016, have been included. Results for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2017.

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

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and six month periods ended September 30, 2017, approximately 53% and 54% of sales were to customers in the United States, respectively.

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

In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $294,000 was paid to the seller in the current quarter and the remaining $294,000 is expected to be paid in July 2018. The Company has recorded short term restricted cash on its consolidated balance sheets of $294,000 within prepaid expenses and a short term liability of $294,000 within accrued liabilities at September 30, 2017.

The allocation of the purchase price to the assets and liabilities of Ergomatic is now complete as the measurement period has closed. Please refer to the Company's annual report on form 10-K for the fiscal year ended March 31, 2017 ("2017 10-K") for further details on the assets acquired and liabilities assumed related to the Ergomatic transaction.

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

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $149,839,000 has preliminarily been recorded as goodwill, a decrease of $483,000 from March 31, 2017. The decrease is due to a payment received in the previous quarter from the prior owner of STAHL as a result of a working capital true up. The identifiable intangible assets acquired include customer relationships of $120,220,000, trademark and trade names of $18,191,000, patents and technology of $2,660,000, and other intangibles totaling $1,968,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 16 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of STAHL is not complete as of September 30, 2017 as the Company is continuing to gather information regarding STAHL's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Cash	$30,473
Working capital	18,593
Property, plant, and equipment	14,234
Intangible assets	143,039
Other assets	380
Other liabilities	(74,762)
Deferred taxes, net	(33,550)
Goodwill	149,839
Total	$248,246

Please refer to the Company's 2017 10-K for further details on the assets acquired and liabilities assumed related to the STAHL transaction.

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

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$212,828	$193,685	$416,554	$386,916
Net income	$12,508	$7,964	$24,164	$15,898
Net income per share - Basic	$0.55	$0.35	$1.07	$0.71
Net income per share - Diluted	$0.54	$0.35	$1.05	$0.70

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$8,064	$8,064	$—	$—
Annuity contract	2,613	—	2,613	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(402)	—	(402)	—
Interest rate swap liability	(1,322)	—	(1,322)	—
Interest rate swap asset	348	—	348	—
Cross currency swap liability	(27,933)	—	(27,933)	—
Cross currency swap asset	2,361	—	2,361	—

Disclosed at fair value:
Term loan	$(407,545)	$—	$(407,545)	$—
Senior debt	(266)	—	(266)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,686	$7,686	$—	$—
Annuity contract	2,898	—	2,898	—
Derivative assets (liabilities):
Foreign exchange contracts	18	—	18	—
Interest rate swap liability	(1,808)	—	(1,808)	—
Interest rate swap asset	1,394	—	1,394	—
Cross currency swap liability	(7,580)	—	(7,580)	—
Cross currency swap asset	3,237	—	3,237	—

Disclosed at fair value:
Term loan	$(436,555)	$—	$(436,555)	$—
Senior debt	(3,159)	—	(3,159)	—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At September 30, 2017, the term loan and senior debt have been recorded at carrying value which approximates fair value.

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

4.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2017	March 31, 2017
At cost - FIFO basis:
Raw materials	$77,584	$74,716
Work-in-process	41,742	39,117
Finished goods	35,233	33,666
Total at cost FIFO basis	154,559	147,499
LIFO cost less than FIFO cost	(15,227)	(16,856)
Net inventories	$139,332	$130,643

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three and six months ended September 30, 2017 or September 30, 2016.

During the quarter ended September 30, 2016, CMIC obtained approval from the New York State Department of Finance Services to loan $6,000,000 to the Company based on arms-length terms and conditions.  To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000.

The following is a summary of available-for-sale securities at September 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,562	$512	$10	$8,064

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2017 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,288	$9
Securities in a continuous loss position for more than 12 months	42	1
	$1,330	$10

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at September 30, 2017 were temporary in nature.

Net realized gains related to sales of marketable securities were $0 and $21,000, in the three month periods ended September 30, 2017 and September 30, 2016, respectively and $200 and $115,000 for the six months period ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,475	$248	$37	$7,686

6.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of September 30, 2017 and March 31, 2017.   Only two of the four reporting units carried goodwill at September 30, 2017 and March 31, 2017. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,671,000 and $9,555,000 at September 30, 2017 and March 31, 2017, respectively, and the Rest of Products reporting unit (representing the hoist, chain, forgings design, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $328,567,000 and $309,744,000 at September 30, 2017 and March 31, 2017, respectively. STAHL has been determined to be a part of the Rest of Products reporting unit.

Refer to the 2017 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended September 30, 2017.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. A summary of changes in goodwill during the three months ended September 30, 2017 is as follows (in thousands):

Balance at April 1, 2017	$319,299
STAHL purchase accounting adjustment - See Note 2	(483)
Currency translation	19,422
Balance at September 30, 2017	$338,238

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of September 30, 2017 and March 31, 2017, respectively. There were no goodwill or indefinite lived trademark impairment losses recorded in the three and six month periods ended September 30, 2017 and 2016.

Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,654	$(3,017)	$2,637	$5,151	$(2,616)	$2,535
Indefinite lived trademark	48,002	—	48,002	46,018	—	46,018
Customer relationships	192,577	(21,472)	171,105	177,983	(14,873)	163,110
Acquired technology	46,864	(6,063)	40,801	46,574	(4,603)	41,971
Other	3,869	(1,666)	2,203	3,471	(922)	2,549
Total	$296,966	$(32,218)	$264,748	$279,197	$(23,014)	$256,183

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 17 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a carrying value of $48,002,000 as of September 30, 2017 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $3,920,000 and $1,765,000 for the three month periods ended September 30, 2017 and 2016, respectively. Total amortization expense was $7,639,000 and $3,515,000 for the six month periods ended September 30, 2017 and 2016, respectively. The increase relates to amortization of intangible assets acquired in the STAHL acquisition. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense is approximately $15,000,000 for fiscal years 2018 through 2022.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of September 30, 2017.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2017, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2017 fair values reflected in the table below. During the six months ended September, 2017, the Company was not in default of any of its derivative obligations.

As of September 30, 2017, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $223,565,000, and all of the contracts mature by January 31, 2022. From its September 30, 2017 balance of AOCL, the Company expects to reclassify approximately $906,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.

The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,804,000, and all of the contracts mature by March 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $10,419,000 and all contracts mature by September 30, 2018. From its September 30, 2017 balance of AOCL, the Company expects to reclassify approximately $425,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $247,365,000 as of September 30, 2017. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in current period interest expense. From its September 30, 2017 balance of AOCL, the Company expects to reclassify approximately $820,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
September 30, 2017	Foreign exchange contracts	$(212)	Cost of products sold	$11
September 30, 2017	Interest rate swaps	407	Interest expense	112
September 30, 2017	Cross currency swaps	(6,049)	Foreign currency exchange loss (gain)	(5,891)

September 30, 2016	Foreign exchange contracts	(38)	Cost of products sold	48
September 30, 2016	Interest rate swap	262	Interest expense	(332)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
September 30, 2017	Foreign currency exchange gain/loss	$11
September 30, 2016	Foreign currency exchange gain/loss	(9)

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the six months ended September 30, 2017 and 2016 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
September 30, 2017	Foreign exchange contracts	$(418)	Cost of products sold	$39
September 30, 2017	Interest rate swaps	(864)	Interest expense	(516)
September 30, 2017	Cross currency swaps	(15,493)	Foreign currency exchange loss (gain)	(18,176)

September 30, 2016	Foreign exchange contracts	97	Cost of products sold	107
September 30, 2016	Interest rate swap	(233)	Interest expense	(675)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
September 30, 2017	Foreign currency exchange gain/loss	$12
September 30, 2016	Foreign currency exchange gain/loss	(104)

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of September 30, 2017 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	March 31, 2017
Foreign exchange contracts	Prepaid expenses and other	$8	$161
Foreign exchange contracts	Accrued Liabilities	(402)	(123)
Interest rate swap	Other Assets	348	1,394
Interest rate swap	Accrued Liabilities	(1,322)	(1,808)
Cross currency swap	Prepaid expenses and other	2,361	3,237
Cross currency swap	Accrued liabilities	(1,154)	(121)
Cross currency swap	Other non current liabilities	(26,779)	(7,459)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	March 31, 2017
Foreign exchange contracts	Prepaid expenses and other	$—	$2
Foreign exchange contracts	Accrued Liabilities	(8)	(22)

8.    Debt

On January 31, 2017 the Company entered into a New Credit Agreement ("New Credit Agreement") and $545,000,000 of new debt facilities ("New Facilities") in connection with the STAHL acquisition. The New Facilities consist of a New Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("New Term Loan"). Proceeds from the New

Facilities were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company's previous revolving credit facility ("Replaced Revolving Credit Facility") and senior secured Term Loan ("Replaced Term Loan"). The New Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022.

The outstanding balance of the New Term Loan was $405,275,000 as of September 30, 2017. The Company made $1,113,000 of required principal payments and $15,000,000 of additional principal payments on the New Term Loan during the quarter ended September 30, 2017 and $2,226,000 of required principal payments and $25,000,000 of additional principal payments on the New Term Loan during the six months ended September 30, 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $49,450,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $6,145,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of September 30, 2017. The outstanding letters of credit as of September 30, 2017 consisted of $1,538,000 in commercial letters of credit and $4,607,000 of standby letters of credit.

The gross balance of deferred financing costs on the New Term Loan was $14,690,000 as of September 30, 2017 and March 31, 2017. The accumulated amortization balances were $1,399,000 and $350,000 as of September 30, 2017 and March 31, 2017, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of September 30, 2017 and March 31, 2017, which is included in other assets. The accumulated amortization balances were $388,000 and $93,000 as of September 30, 2017 and March 31, 2017, respectively. The net balance at September 30, 2017 includes $668,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility.

The Company has a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $266,000 and $551,000 as of September 30, 2017 and March 31, 2017 respectively, are included in senior debt in the consolidated balance sheets. $244,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2017, unsecured credit lines totaled approximately $4,962,000, of which $0 was drawn. In addition, unsecured lines of $15,859,000 were available for bank guarantees issued in the normal course of business of which $8,825,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2017 10-K for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension (benefit) cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service costs	$641	$451	$1,256	$902
Interest cost	4,248	4,116	8,456	8,231
Expected return on plan assets	(5,474)	(5,618)	(10,943)	(11,237)
Net amortization	823	796	1,630	1,590
Settlement	—	—	—	247
Net periodic pension (benefit) cost	$238	$(255)	$399	$(267)

As part of the acquisition of STAHL, the Company became the sponsor of STAHL's pension plan ("STAHL's Plan"), a single-employer defined benefit plan. STAHL's Plan provides benefits to certain current and former employees of STAHL and has been closed to new members since January 1, 1997. The net periodic pension (benefit) cost, shown above, for the three and six months ended September 30, 2017 includes a cost related to the STAHL Plan of $622,000 and $1,191,000, respectively.

During the quarter ended September 30, 2017, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans. Further, the Company decided to amend one of its other domestic pension plans during the quarter. These amendments, either individually or in the aggregate, did not have a material impact on the condensed consolidated financial statements.

The Company currently plans to contribute approximately $11,314,000 to its pension plans in fiscal 2018.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest cost	$35	$42	$70	$84
Amortization of plan net losses	—	10	—	19
Net periodic postretirement cost	$35	$52	$70	$103

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2017 10-K.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator for basic and diluted earnings per share:
Net income	$12,508	$6,816	$24,164	$13,217

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	22,746	20,202	22,663	20,169
Effect of dilutive employee stock options and other share-based awards	396	166	350	156
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	23,142	20,368	23,013	20,325

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

Stock options and performance shares with respect to 283,000 and 428,000 common shares for the three and six months ended September 30, 2017, respectively and 711,000 common shares for both the three and six months ended September 30, 2016 were not included in the computation of diluted earnings per share because they were antidilutive. For the three and six months ended September 30, 2017 an additional 127,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

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

During the first six months of fiscal 2018 and 2017, there were 323,000 shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. There were no such shares issued in the first six months of fiscal 2017. During the fiscal year ended March 31, 2017, 162,502 shares of restricted stock units vested and were issued.

On October 22, 2017 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on November 20, 2017 to shareholders of record on November 10, 2017. The dividend payment is expected to be approximately $920,000.

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,478,000 as of September 30, 2017.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 5).

The per occurrence limits on the self-insurance for general and product liability coverage to the Company through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2018.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,700,000 and $7,400,000 using actuarial parameters of continued claims for a period of 37 years from September 30, 2017.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,042,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2017. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered. In July 2017, the Company received a $1,741,000 settlement payment, net of legal fees, from one of its insurance carriers as partial reimbursement for asbestos-related expenses.  This partial payment has been recorded as a gain in cost of products sold. The Company is continuing its actions to recover further past costs and to cover future costs.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,293,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2017. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,143,000 which has been reflected as a liability in the consolidated financial statements at September 30, 2017.

Litigation-Other
In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,200,000 (Euro 1,900,000) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately $3,100,000 (Euro 2,600,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,900,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,300,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority had until October 2017 to appeal this decision. In October 2017, Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2005/2006. The Company believes it will be successful and does not expect to incur a liability related to these assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first six months of fiscal year 2018.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and off-site locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal year 2018. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $523,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.
FOL's inability to satisfy its remaining obligations to the state of Connecticut related to the Bridgeport facility and any offsite disposal locations, or the discovery of additional environmental contamination at the Bridgeport facility is not expected to have a material adverse effect on the Company's financial position, cash flows or results of operations.

In September of 2017, Magnetek received a request for defense and indemnification from Monsanto Company, Pharmacia, LLC, and Solutia, Inc. (collectively, “Monsanto”) with respect to: (1) lawsuits brought by plaintiffs claiming that Monsanto manufactured polychlorinated biphenyls ("PCBs"), exposure to which allegedly caused injury to plaintiffs; (2) lawsuits brought by municipalities and municipal entities claiming that Monsanto should be responsible for a variety of damages due to the presence of PCBs in bodies of water in those municipalities and/or in water treated by those municipal entities.  Monsanto claims to be entitled to defense and indemnification from Magnetek under a so-called “Special Undertaking” apparently executed by Universal in January of 1972, which purportedly required Universal to defend and indemnify Monsanto from liabilities “arising out of or in connection with the receipt, purchase, possession, handling, use, sale or disposition of” PCBs by Universal.

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking.  Magnetek intends to continue to vigorously prosecute its declaratory judgment action and to defend against Monsanto’s action against it.  As of September 30, 2017 the Company has recorded $400,000 for legal costs expected to be incurred related to this matter. We cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional costs related to such matters, if any, will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company has recorded total liabilities of $1,029,000 for all environmental matters in the consolidated financial statements as of September 30, 2017 on an undiscounted basis.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 14% and 35% in the quarters ended September 30, 2017 and September 30, 2016, respectively and 18% and 34% for the six-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The percentages for the three and six months ended September 30, 2017 were additionally reduced 11 percentage points and 5 percentage points, respectively, due to the income tax impact of stock based compensation activity as a result of the Company's adoption of ASU No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". We estimate that the effective tax rate related to continuing operations will be approximately 18% to 22% for fiscal 2018.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and six-month period ended September 30, 2017 are as follows (in thousands):

	Three months ended September 30, 2017
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$788	$(63,765)	$(21,247)	$(3,114)	$(87,338)
Other comprehensive income (loss) before reclassification	95	(666)	4,913	5,682	10,024
Amounts reclassified from other comprehensive loss	—	543	—	(5,768)	(5,225)
Net current period other comprehensive income (loss)	95	(123)	4,913	(86)	4,799
Ending balance net of tax	$883	$(63,888)	$(16,334)	$(3,200)	$(82,539)

	Six months ended September 30, 2017
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$694	$(62,716)	$(30,364)	$(5,078)	$(97,464)
Other comprehensive income (loss) before reclassification	189	(2,248)	14,030	20,531	32,502
Amounts reclassified from other comprehensive loss	—	1,076	—	(18,653)	(17,577)
Net current period other comprehensive income (loss)	189	(1,172)	14,030	1,878	14,925
Ending balance net of tax	$883	$(63,888)	$(16,334)	$(3,200)	$(82,539)

Details of amounts reclassified out of AOCL for the three-month period ended September 30, 2017 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$823	(1)
	823	Total before tax
	(280)	Tax benefit
	$543	Net of tax

Change in derivatives qualifying as hedges
	$(17)	Cost of products sold
	(170)	Interest expense
	8,926	Foreign currency
	8,739	Total before tax
	(2,971)	Tax benefit
	$5,768	Net of tax

Details of amounts reclassified out of AOCL for the six-month period ended September 30, 2017 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$1,630	(1)
	1,630	Total before tax
	(554)	Tax benefit
	$1,076	Net of tax

Change in derivatives qualifying as hedges
	$(59)	Cost of products sold
	782	Interest expense
	27,539	Foreign currency
	28,262	Total before tax
	(9,609)	Tax benefit
	$18,653	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

14.    Effects of New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities (Topic 815)." The standard better aligns an entity’s financial reporting for hedging relationships with risk management activities and reduces the complexity for the application of hedge accounting. Changes include the ability to elect to perform subsequent effectiveness assessments qualitatively and the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact the standard will have on our consolidated financial statements.

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

The new revenue standard is effective for the Company on April 1, 2018. We have made progress in evaluating the effect the new standard will have on the financial statements and expect a change in the timing of revenue recognition for some custom projects in the EMEA region. Currently, certain rail and road and other custom projects are recognized at a point-in-time basis at or near the completion of the project, however, we expect these projects will be recognized earlier on an over time basis under the new revenue standard. We have assessed our internal control framework and will be implementing additional controls to facilitate accounting for the projects under the new standard. We cannot quantify the impact of this change at this time. Based on the anticipated impact to the financial statements we plan to adopt the new standard using the modified retrospective method.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard effective April 1, 2017. Refer to Note 12 for further information regarding the impact of the standard in the three and six months ended September 30, 2017.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements and have started gathering lease agreements in order to compile a complete list. Information about our undiscounted future lease payments and the timing of those payments is included in Note 17 of our 2017 10-K.

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

Our revenue base is geographically diverse with approximately 46% derived from customers outside the U.S. for the six months ended September 30, 2017. Our expansion within the European market with the acquisition of STAHL will further expand our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

From a strategic perspective, we are leveraging our recent acquisitions and investing in new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting, and sling chain, forged attachments, actuators, and digital power and motion control systems for the material handling industry. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including energy, automotive, heavy OEM, entertainment, and construction and infrastructure.

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

Results of Operations

Three Months Ended September 30, 2017 and September 30, 2016

Net sales in the fiscal 2018 quarter ended September 30, 2017 were $212,828,000, up $60,903,000 or 40.1% from the fiscal 2017 quarter ended September 30, 2016 net sales of $151,925,000. Net sales were positively impacted $45,801,000 by the STAHL acquisition, $12,126,000 due to increased sales volume, and $737,000 by price increases. Foreign currency translation favorably impacted sales by $2,239,000 for the three months ended September 30, 2017.

Gross profit in the fiscal 2018 quarter ended September 30, 2017 was $71,619,000, an increase of $21,890,000 or 44.0% from the fiscal 2017 quarter ended September 30, 2016 gross profit of $49,729,000. Gross profit margin increased to 33.7% in the fiscal 2018 three months ended from 32.7% in fiscal 2017. The increase in gross profit was due to $16,817,000 from our STAHL acquisition, $3,517,000 in increased volume, $470,000 of price increases net of material inflation, $444,000 in decreased product liability costs, and $1,741,000 due to a product liability insurance recovery settlement, offset by $1,680,000 in decreased productivity net of other cost changes and $52,000 in STAHL integration costs that are classified as cost of products sold. The translation of foreign currencies had a $633,000 favorable impact on gross profit in the three months ended September 30, 2017.

Selling expenses were $25,042,000 and $19,032,000 in the fiscal 2018 and 2017 second quarters ended September 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, selling expenses were 11.8% and 12.5% in the fiscal 2018 and 2017 three months ended September 30, 2017 and 2016. STAHL contributed an additional $5,871,000 in selling expense and $83,000 of integration costs were incurred related to the acquisition of STAHL that are classified as selling expense for the three months ended September 30, 2017. Foreign currency translation had a $310,000 unfavorable impact on selling expenses.

General and administrative expenses were $19,347,000 and $13,831,000 in the fiscal 2018 and 2017 second quarters ended September 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.1% in the fiscal 2018 and 2017 three months ended September 30, 2017 and 2016. STAHL contributed an additional $2,486,000 in general and administrative expense and $534,000 of integration costs were incurred related to the acquisition of STAHL that are classified as general and administrative expense. Additionally, $1,323,000 in legal costs were incurred related to an insurance recovery legal action and $400,000 in expected litigation costs for a former subsidiary of Magnetek in the three months ended September 30, 2017. The remainder of the increase is largely due to higher annual incentive plan costs expected in fiscal 2018 compared to fiscal 2017. Foreign currency translation had a $133,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $3,723,000 and $2,482,000 in the fiscal 2018 and 2017 second quarters ended September 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, research and development expenses were 1.7% and 1.6% in the fiscal 2018 and 2017 three months ended September 30, 2017 and 2016. STAHL contributed an additional $883,000 to research and development expenses for the three months ended September 30, 2017. The remainder of the increase relates to global initiatives to develop new products.

Amortization of intangibles was $3,920,000 and $1,765,000 in the fiscal 2018 and 2017 second quarters ended September 30, 2017 and 2016, respectively. The increase relates to amortization of intangibles acquired in the STAHL acquisition.

Interest and debt expense was $5,067,000 in the second quarters ended September 30, 2017 compared to $2,525,000 in the quarter ended September 30, 2016. The increase in interest and debt expense relates to increased borrowings used to fund the purchase of STAHL.

Investment income of $46,000 and $88,000 in the fiscal 2018 and 2017 second quarters ended September 30, 2017 and 2016, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 14% and 35% in the quarter ended September 30, 2017 and September 30, 2016, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The percentage for the three months ended September 30, 2017 was reduced 11 percentage points due to the income tax impact of stock based compensation activity as a result of the Company's adoption of ASU No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". We estimate that the effective tax rate related to continuing operations will be approximately 18% to 22% for fiscal 2018.

Six Months Ended September 30, 2017 and September 30, 2016

Net sales in the fiscal 2018 six months ended September 30, 2017 were $416,554,000, up $115,616,000 or 38.4% from the fiscal 2017 six months ended September 30, 2016 net sales of $300,938,000. Net sales were positively impacted $88,528,000 by the STAHL acquisition, $24,409,000 due to increased sales volume, and $1,314,000 by price increases. Foreign currency translation favorably impacted sales by $1,365,000 for the six months ended September 30, 2017.

Gross profit in the fiscal 2018 six months ended September 30, 2017 was $140,927,000, an increase of $43,151,000 or 44.1% from the fiscal 2017 six months ended September 30, 2016 gross profit of $97,776,000. Gross profit margin increased to 33.8% in the fiscal 2018 six months ended from 32.5% in fiscal 2017. The increase in gross profit was due to $32,492,000 from our STAHL acquisition, $7,456,000 in increased volume, $860,000 of price increases net of material inflation, $874,000 in decreased product liability costs, and $1,741,000 due to an insurance settlement, offset by $450,000 in decreased productivity net of other manufacturing cost changes and $221,000 in STAHL integration costs that are classified as cost of products sold. The translation of foreign currencies had a $399,000 favorable impact on gross profit in the six months ended September 30, 2017.

Selling expenses were $48,842,000 and $37,846,000 in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, selling expenses were 11.7% and 12.6% in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016. STAHL contributed an additional $10,910,000 in selling expense and $356,000 of integration costs were incurred related to the acquisition of STAHL that are classified as selling expense, offset by $247,000 in expenses that did not reoccur related to the Canadian lump sum pension settlement for the six months ended September 30, 2017. Foreign currency translation had a $205,000 unfavorable impact on selling expenses.

General and administrative expenses were $38,199,000 and $27,614,000 in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.2% in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016. STAHL contributed an additional $5,820,000 in general and administrative expense and $1,263,000 of integration costs were incurred related to the acquisition of STAHL that are classified as general and administrative expense. Additionally, $1,552,000 in legal costs were incurred related to an insurance recovery legal action and $400,000 in expected litigation costs for a former subsidiary of Magnetek in the six months ended September 30, 2017. The remainder of the increase is largely due to higher annual incentive plan costs expected in fiscal 2018 compared to fiscal 2017. Foreign currency translation had a $69,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $6,645,000 and $4,981,000 in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016, respectively. As a percentage of consolidated net sales, research and development expenses were 1.6% and 1.7% in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016. STAHL contributed an additional $1,022,000 to research and development expenses and Magnetek increased its research and development costs by $77,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. The remainder of the increase relates to global initiatives to develop new products.

Amortization of intangibles was $7,639,000 and $3,515,000 in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016, respectively. The increase relates to amortization of intangibles acquired in the STAHL acquisition.

Interest and debt expense was $10,208,000 in the six months ended September 30, 2017 compared to $5,099,000 in the six months ended September 30, 2016. The increase in interest and debt expense relates to increased borrowings used to fund the purchase of STAHL.

Investment income of $108,000 and $305,000 in the fiscal 2018 and 2017 six months ended September 30, 2017 and 2016, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 18% and 34% in the six months ended September 30, 2017 and September 30, 2016, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The percentage for the six months ended September 30, 2017 was reduced 5 percentage points due to the income tax impact of stock based compensation activity as a result of the Company's adoption of ASU No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". We estimate that the effective tax rate related to continuing operations will be approximately 18% to 22% for fiscal 2018.

Liquidity and Capital Resources

Cash and cash equivalents totaled $69,455,000 at September 30, 2017, a decrease of $8,136,000 from the March 31, 2017 balance of $77,591,000.

Cash flow from operating activities

Net cash provided by operating activities was $34,783,000 for the six months ended September 30, 2017 compared with net cash provided by operating activities of $25,649,000 for the six months ended September 30, 2016. Net income of $24,164,000 and non-cash adjustments to net income contributed the most to cash provided by operating activities for the six months ended September 30, 2017. This was offset by an increase in trade accounts receivable of $10,098,000, decrease in trade accounts payable of $307,000, and a net decrease in accrued expenses and non-current liabilities of $4,791,000.  The net decrease in accrued expenses and non-current liabilities primarily consists of a $3,195,000 contribution to the Magnetek pension plan.

The net cash provided by operating activities for the six months ended September 30, 2016 consisted of net income of $13,217,000 and net collections on trade accounts receivable of $3,049,000. This increase in cash was offset by a decrease non-current liabilities of $7,502,000. The reduction in non-current liabilities was primarily due to contributions made to the Magnetek pension plan as well as certain legal settlements paid.

Cash flow from investing activities

Net cash used by investing activities was $20,919,000 for the six months ended September 30, 2017 compared with net cash used by investing activities of $52,000 for the six months ended September 30, 2016. The most significant use of cash used by investing activities was $14,750,000 in net cash paid to the former owner of STAHL related to a profit sharing agreement, net of a purchase price working capital refund. Capital expenditures for the six months ended September 30, 2017 totaled $6,082,000.

The net cash used by investing activities for the six months ended September 30, 2016 is primarily from capital expenditures of $8,450,000 and the acquisition of Ergomatic of which $587,000 was paid during the six months ended September 30, 2016. Offsetting this use of cash are proceeds from the sale of marketable equity securities of $9,192,000.

Cash flow from financing activities

Net cash used for financing activities was $27,628,000 for the six months ended September 30, 2017 compared with net cash used for financing activities of $30,151,000 for the six months ended September 30, 2016. The most significant uses of cash were repayments on debt of $30,131,000 of which $27,226,000 is principal payments on our Term Loan. The remaining net cash used for financing activities for the six months ended September 30, 2017 primarily relates to dividends paid of $1,814,000 offset by $4,317,000 in net inflows from stock related transactions, which includes $5,594,000 in stock options exercised.

The most significant uses of cash for the six months ended September 30, 2016 were repayments on our revolving credit facility of $21,000,000 and repayments on our other long term debt totaling $6,550,000, of which $6,250,000 is a scheduled principal payment on our Replaced Term Loan. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. This cash was classified as other assets on the Company's balance sheet and was classified as a use of cash for financing activities. The remaining net cash used for financing activities for the six months ended September 30, 2016 primarily relates to dividends paid of $1,611,000 and $402,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Facilities will be sufficient to fund our ongoing operations and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of September 30, 2017, $64,800,000 of cash and cash equivalents were held by foreign subsidiaries.

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

The outstanding balance of the New Term Loan was $405,275,000 as of September 30, 2017. The Company made $1,113,000 of required principal payments and $15,000,000 of additional principal payments on the New Term Loan during the quarter ended September 30, 2017 and $2,226,000 of required principal payments and $25,000,000 of additional principal payments on the New Term Loan during the six months ended September 30, 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $49,450,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $6,145,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of September 30, 2017. The outstanding letters of credit as of September 30, 2017 consisted of $1,538,000 in commercial letters of credit and $4,607,000 of standby letters of credit.

The gross balance of deferred financing costs on the New Term Loan was $14,690,000 as of September 30, 2017 and March 31, 2017. The accumulated amortization balances were $1,399,000 and $350,000 as of September 30, 2017 and March 31, 2017, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of September 30, 2017 and March 31, 2017, which is included in other assets. The accumulated amortization balances were $388,000 and $93,000 as of September 30, 2017 and March 31, 2017, respectively. The net balance at September 30, 2017 includes $668,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility.

The Company has a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $266,000 and $551,000 as of September 30, 2017 and March 31, 2017 respectively, are included in senior debt in the consolidated balance sheets. $244,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2017, unsecured credit lines totaled approximately $4,962,000, of which $0 was drawn. In addition, unsecured lines of $15,859,000 were available for bank guarantees issued in the normal course of business of which $8,825,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2017 and September 30, 2016 were $6,082,000 and $8,450,000, respectively. We expect capital expenditures for fiscal 2018 to range from approximately $15,000,000 to $20,000,000, excluding acquisitions and strategic alliances.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,671,000 and $328,567,000, respectively, at September 30, 2017. STAHL has been determined to be part of the Rest of Products reporting unit.

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

Item 4.    Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information –

Gene Buer, Vice President - Solutions Group, retired from the Company effective September 30, 2017.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2017, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets September 30, 2017 and March 31, 2017;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and six months ended September 30, 2017 and 2016;

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2017 and 2016

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 31, 2017	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)