Form 10-Q
period 2017-12-31
COLUMBUS MCKINNON CORP
filed 2018-02-06
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2017
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

The number of shares of common stock outstanding as of February 1, 2018 was: 23,021,510 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2017

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$64,598	$77,591
Trade accounts receivable	123,466	111,569
Inventories	144,697	130,643
Prepaid expenses and other	17,773	21,147
Total current assets	350,534	340,950
Property, plant, and equipment, net	111,815	113,028
Goodwill	341,619	319,299
Other intangibles, net	263,353	256,183
Marketable securities	7,558	7,686
Deferred taxes on income	39,889	61,857
Other assets	16,319	14,840
Total assets	$1,131,087	$1,113,843

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$42,945	$40,994
Accrued liabilities	90,869	97,397
Current portion of long term debt	60,134	52,568
Total current liabilities	193,948	190,959
Senior debt, less current portion	60	41
Term loan and revolving credit facility	317,696	368,710
Other non current liabilities	235,420	212,783
Total liabilities	747,124	772,493
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 23,015,303 and 22,565,613 shares issued and outstanding	230	226
Additional paid in capital	267,813	258,853
Retained earnings	191,504	179,735
Accumulated other comprehensive loss	(75,584)	(97,464)
Total shareholders' equity	383,963	341,350
Total liabilities and shareholders' equity	$1,131,087	$1,113,843

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands, except per share data)
Net sales	$208,725	$152,497	$625,279	$453,435
Cost of products sold	139,680	107,676	415,307	310,838
Gross profit	69,045	44,821	209,972	142,597

Selling expenses	25,467	17,988	74,309	55,834
General and administrative expenses	22,204	17,206	60,403	44,820
Research and development expenses	3,293	2,545	9,938	7,526
Amortization of intangibles	3,908	1,765	11,547	5,280
	54,872	39,504	156,197	113,460

Income from operations	14,173	5,317	53,775	29,137
Interest and debt expense	4,864	2,299	15,072	7,398
Investment (income) loss	(53)	(61)	(161)	(366)
Foreign currency exchange (gain) loss	312	1,673	705	890
Other (income) expense, net	(262)	(110)	(462)	(238)
Income before income tax expense	9,312	1,516	38,621	21,453
Income tax expense	19,877	1,011	25,022	7,731
Net (loss) income	(10,565)	505	13,599	13,722
Dividends declared	(920)	(810)	(1,830)	(1,618)
Retained earnings - beginning of period	202,989	186,582	179,735	174,173
Retained earnings - end of period	$191,504	$186,277	$191,504	$186,277

Average basic shares outstanding	23,007	20,239	22,778	20,192
Average diluted shares outstanding	23,007	20,490	23,203	20,400

Basic (loss) income per share:	$(0.46)	$0.02	$0.60	$0.68

Diluted (loss) income per share:	$(0.46)	$0.02	$0.59	$0.67

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Net (loss) income	$(10,565)	$505	$13,599	$13,722
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,124	(8,805)	16,154	(11,822)
Change in derivatives qualifying as hedges, net of taxes of $(108), $(638), $(734) and $(870)	323	1,184	2,201	1,616
Change in pension liability and postretirement obligation, net of taxes of $(2,713), $69, $(1,995) and $(180)	4,427	128	3,255	335
Adjustments for unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during the period, net of taxes of $(44), $79, $(145) and $(19)	81	(147)	270	35
Reclassification adjustment for gain (loss) included in net income, net of taxes of $0, $0, $0, and $41	—	(1)	—	(75)
Net change in unrealized gain (loss) on investments	81	(148)	270	(40)
Total other comprehensive income (loss)	6,955	(7,641)	21,880	(9,911)
Comprehensive (loss) income	$(3,610)	$(7,136)	$35,479	$3,811

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2017	December 31, 2016
	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,599	$13,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,873	17,695
Deferred income taxes and related valuation allowance	20,141	2,627
Net gain on sale of real estate, investments and other	(10)	(116)
Stock based compensation	4,267	4,027
Amortization of deferred financing costs and discount on debt	2,009	515
Loss on revaluation of foreign exchange option	—	1,826
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(6,516)	6,909
Inventories	(6,456)	5,267
Prepaid expenses and other	(130)	8,153
Other assets	2,803	(483)
Trade accounts payable	389	(5,465)
Accrued liabilities	5,388	2,082
Non-current liabilities	(11,114)	(8,239)
Net cash provided by (used for) operating activities	51,243	48,520

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	653	10,336
Purchases of marketable securities	(110)	(242)
Capital expenditures	(9,384)	(11,274)
Purchase of business, net of cash acquired	—	(588)
Purchase of foreign exchange option	—	(6,370)
Net payments to former STAHL owner	(14,750)	—
Cash paid for purchase of equity investment	(3,359)	—
Net cash provided by (used for) investing activities	(26,950)	(8,138)

FINANCING ACTIVITIES:
Proceeds from exercises of stock options	5,961	353
Net borrowings (repayments) under lines of credit	—	(23,500)
Repayment of debt	(45,050)	(9,792)
Restricted cash related to purchase of business	—	(588)
Payment of dividends	(2,737)	(2,421)
Other	(1,255)	(558)
Net cash provided by (used for) financing activities	(43,081)	(36,506)
Effect of exchange rate changes on cash	5,795	(3,941)
Net change in cash and cash equivalents	(12,993)	(65)
Cash and cash equivalents at beginning of year	77,591	51,603
Cash and cash equivalents at end of period	$64,598	$51,538

Supplementary cash flow data:
Interest paid	$14,317	$7,080
Income taxes paid (refunded), net	$531	$910
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2017

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2017, the results of its operations for the three and nine month periods ended December 31, 2017 and December 31, 2016, and cash flows for the nine months ended December 31, 2017 and December 31, 2016, have been included. Results for the period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2017.

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

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine month periods ended December 31, 2017, approximately 52% and 53% of sales were to customers in the United States, respectively.

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

In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $294,000 was paid to the seller in July 2017 and the remaining $294,000 is expected to be paid in July 2018. The Company has recorded short term restricted cash on its consolidated balance sheets of $294,000 within prepaid expenses and a short term liability of $294,000 within accrued liabilities at December 31, 2017.

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

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $150,078,000 recorded as goodwill reflects a decrease of $244,000 from March 31, 2017. The decrease is due to a payment received in the first quarter from the prior owner of STAHL as a result of a working capital true up offset by an increase in goodwill in the current quarter due to an adjustment to the amount allocated to STAHL's other assets. The identifiable intangible assets acquired include customer relationships of $120,220,000, trademark and trade names of $18,191,000, patents and technology of $2,660,000, and other intangibles totaling $1,968,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 16 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of STAHL is not complete as of December 31, 2017 as the Company is continuing to gather information regarding STAHL's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Cash	$30,473
Working capital	18,593
Property, plant, and equipment	14,234
Intangible assets	143,039
Other assets	141
Other liabilities	(74,762)
Deferred taxes, net	(33,550)
Goodwill	150,078
Total	$248,246

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

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net sales	$208,725	$196,080	$625,279	$582,996
Net (loss) income	$(10,565)	$(769)	$13,599	$15,129
Net (loss) income per share - Basic	$(0.46)	$(0.03)	$0.60	$0.67
Net (loss) income per share - Diluted	$(0.46)	$(0.03)	$0.59	$0.67

On December 21, 2017, the Company purchased a 49% ownership of Eastern Morris Cranes Company Limited (EMC), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, for $3,359,000. This represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The purchase price approximates the carrying value of the investment as of December 31, 2017. The investment has been preliminarily accounted for as an equity method investment and is presented in other assets in the condensed consolidated balance sheet. The December 31, 2017 trade accounts receivable balance due from EMC is $4,900,000 and is comprised of amounts due for the sale of goods and services in the ordinary course of business. In trade accounts payable there is $196,000 due to EMC as of December 31, 2017 for services performed.

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,558	$7,558	$—	$—
Annuity contract	2,598	—	2,598	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(249)	—	(249)	—
Interest rate swap liability	(554)	—	(554)	—
Interest rate swap asset	1,234	—	1,234	—
Cross currency swap liability	(32,289)	—	(32,289)	—
Cross currency swap asset	2,304	—	2,304	—

Disclosed at fair value:
Term loan	$(394,123)	$—	$(394,123)	$—
Senior debt	(193)	—	(193)	—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,686	$7,686	$—	$—
Annuity contract	2,898	—	2,898	—
Derivative assets (liabilities):
Foreign exchange contracts	18	—	18	—
Interest rate swap liability	(1,808)	—	(1,808)	—
Interest rate swap asset	1,394	—	1,394	—
Cross currency swap liability	(7,580)	—	(7,580)	—
Cross currency swap asset	3,237	—	3,237	—

Disclosed at fair value:
Term loan	$(436,555)	$—	$(436,555)	$—
Senior debt	(3,159)	—	(3,159)	—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2017, the term loan and senior debt have been recorded at carrying value which approximates fair value.

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

During fiscal 2018, the Company terminated certain employees in connection with its overall STAHL integration plan. For the quarter and nine months ended December 31, 2017 the Company incurred $1,867,000 in severance and other employee termination costs. The costs incurred were calculated at fair value on a non-recurring basis using Level 3 inputs which included expected payments. Of this, $1,358,000 is unpaid and included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

Please refer to the 2017 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2017 balance sheet.

4.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2017	March 31, 2017
At cost - FIFO basis:
Raw materials	$81,312	$74,716
Work-in-process	40,220	39,117
Finished goods	38,420	33,666
Total at cost FIFO basis	159,952	147,499
LIFO cost less than FIFO cost	(15,255)	(16,856)
Net inventories	$144,697	$130,643

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if there are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. There were no other-than-temporary impairments for the three and nine months ended December 31, 2017 or December 31, 2016.

During the quarter ended September 30, 2016, CMIC obtained approval from the New York State Department of Finance Services to loan up to $10,000,000 to the Company based on arms-length terms and conditions.  CMIC initially loaned $6,000,000 to the Company during fiscal 2017. To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000. During fiscal 2018 the loan was increased to $10,000,000 to settle intercompany payables due to CMIC.

The following is a summary of available-for-sale securities at December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$6,932	$644	17	$18	$7,558

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2017 are as follows (in thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$459	$2
Securities in a continuous loss position for more than 12 months	1,308	16
	$1,767	$18

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at December 31, 2017 were temporary in nature.

Net realized gains (losses) related to sales of marketable securities were $(400) and $1,000, in the three month periods ended December 31, 2017 and December 31, 2016, respectively and $(200) and $116,000 for the nine months period ended, respectively.

The following is a summary of available-for-sale securities at March 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,475	$248	$37	$7,686

6.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of December 31, 2017 and March 31, 2017.   Only two of the four reporting units carried goodwill at December 31, 2017 and March 31, 2017. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,689,000 and $9,555,000 at December 31, 2017 and March 31, 2017, respectively, and the Rest of Products reporting unit (representing the hoist, chain, forgings design, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $331,930,000 and $309,744,000 at December 31, 2017 and March 31, 2017, respectively. STAHL has been determined to be a part of the Rest of Products reporting unit.

Refer to the 2017 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended December 31, 2017.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. A summary of changes in goodwill during the three months ended December 31, 2017 is as follows (in thousands):

Balance at April 1, 2017	$319,299
STAHL purchase accounting adjustment - See Note 2	(244)
Currency translation	$22,564
Balance at December 31, 2017	$341,619

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of December 31, 2017 and March 31, 2017, respectively. There were no goodwill or indefinite lived trademark impairment losses recorded in the three and nine month periods ended December 31, 2017 and 2016.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,733	$(3,140)	$2,593	$5,151	$(2,616)	$2,535
Indefinite lived trademark	48,313	—	48,313	46,018	—	46,018
Customer relationships	194,895	(24,526)	170,369	177,983	(14,873)	163,110
Acquired technology	46,910	(6,794)	40,116	46,574	(4,603)	41,971
Other	3,987	(2,025)	1,962	3,471	(922)	2,549
Total	$299,838	$(36,485)	$263,353	$279,197	$(23,014)	$256,183

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 17 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a carrying value of $48,313,000 as of December 31, 2017 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $3,908,000 and $1,765,000 for the three month periods ended December 31, 2017 and 2016, respectively. Total amortization expense was $11,547,000 and $5,280,000 for the nine month periods ended December 31, 2017 and 2016, respectively. The increase relates to amortization of intangible assets acquired in the STAHL acquisition. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense is approximately $15,000,000 for fiscal years 2018 through 2022.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of December 31, 2017.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2017, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2017 fair values reflected in the table below. During the nine months ended December 31, 2017, the Company was not in default of any of its derivative obligations.

As of December 31, 2017, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $219,348,000, and all of the contracts mature by January 31, 2022. From its December 31, 2017 balance of AOCL, the Company expects to reclassify approximately $598,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.

The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,805,000, and all of the contracts mature by March 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $10,521,000 and all contracts mature by September 30, 2018. From its December 31, 2017 balance of AOCL, the Company expects to reclassify approximately $289,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $242,498,000 as of December 31, 2017. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in current period interest expense. From its December 31, 2017 balance of AOCL, the Company expects to reclassify approximately $343,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended December 31, 2017 and 2016 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
December 31, 2017	Foreign exchange contracts	$16	Cost of products sold	$(120)
December 31, 2017	Interest rate swaps	(85)	Interest expense	(1,111)
December 31, 2017	Cross currency swaps	(3,310)	Foreign currency exchange loss (gain)	(2,471)

December 31, 2016	Foreign exchange contracts	130	Cost of products sold	(6)
December 31, 2016	Interest rate swap	810	Interest expense	(238)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2017	Foreign currency exchange gain/loss	$(12)
December 31, 2016	Foreign currency exchange gain/loss	(1,847)

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the nine months ended December 31, 2017 and 2016 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
December 31, 2017	Foreign exchange contracts	$(402)	Cost of products sold	$(81)
December 31, 2017	Interest rate swaps	(949)	Interest expense	(1,627)
December 31, 2017	Cross currency swaps	(18,803)	Foreign currency exchange loss (gain)	(20,647)

December 31, 2016	Foreign exchange contracts	227	Cost of products sold	101
December 31, 2016	Interest rate swap	577	Interest expense	(913)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2017	Foreign currency exchange gain/loss	$—
December 31, 2016	Foreign currency exchange gain/loss	(1,951)

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2017 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	March 31, 2017
Foreign exchange contracts	Prepaid expenses and other	$14	$161
Foreign exchange contracts	Accrued Liabilities	(243)	(123)
Interest rate swap	Other Assets	1,234	1,394
Interest rate swap	Accrued Liabilities	(554)	(1,808)
Cross currency swap	Prepaid expenses and other	2,304	3,237
Cross currency swap	Accrued liabilities	(1,507)	(121)
Cross currency swap	Other non current liabilities	(30,782)	(7,459)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	March 31, 2017
Foreign exchange contracts	Prepaid expenses and other	$7	$2
Foreign exchange contracts	Accrued Liabilities	(27)	(22)

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

The outstanding principal balance of the New Term Loan was $390,463,000 as of December 31, 2017. The Company made $1,113,000 of required principal payments and $13,700,000 of additional principal payments on the New Term Loan during the quarter ended December 31, 2017 and $3,338,000 of required principal payments and $38,700,000 of additional principal payments on the New Term Loan during the nine months ended December 31, 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $5,590,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of December 31, 2017. The outstanding letters of credit as of December 31, 2017 consisted of $1,024,000 in commercial letters of credit and $4,566,000 of standby letters of credit.

The gross balance of deferred financing costs on the New Term Loan was $14,690,000 as of December 31, 2017 and March 31, 2017. The accumulated amortization balances were $1,924,000 and $350,000 as of December 31, 2017 and March 31, 2017, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of December 31, 2017 and March 31, 2017, which is included in other assets. The accumulated amortization balances were $511,000 and $93,000 as of December 31, 2017 and March 31, 2017, respectively. The net balance at December 31, 2017 includes $645,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility.

The Company has a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $193,000 and $551,000 as of December 31, 2017 and March 31, 2017 respectively, are included in senior debt in the consolidated balance sheets. $134,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2017, unsecured credit lines totaled approximately $5,038,000, of which $0 was drawn. In addition, unsecured lines of $16,751,000 were available for bank guarantees issued in the normal course of business of which $10,238,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2017 10-K for further information on its debt arrangements.

9.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension (benefit) cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Service costs	$235	$308	$1,491	$1,209
Interest cost	3,982	4,111	12,438	12,343
Expected return on plan assets	(5,181)	(5,604)	(16,124)	(16,841)
Net amortization	696	735	2,325	2,325
Settlement	—	—	—	247
Curtailment	5	—	5	—
Net periodic pension (benefit) cost	$(263)	$(450)	$135	$(717)

As part of the acquisition of STAHL, the Company became the sponsor of STAHL's pension plan ("STAHL's Plan"), a single-employer defined benefit plan. STAHL's Plan provides benefits to certain current and former employees of STAHL and has been closed to new members since January 1, 1997. The net periodic pension (benefit) cost, shown above, for the three and nine months ended December 31, 2017 includes a cost related to the STAHL Plan of $616,000 and $1,807,000, respectively.

During the nine months ended December 31, 2017, the Company completed negotiations with one of its labor unions which resulted in an amendment to one of its pension plans. Further, the Company decided to amend one of its other domestic pension plans during the quarter. As a result of these amendments, the Company remeasured the pension obligation and net periodic pension cost and recognized a $5,000 curtailment loss. The weighted average expected long-term rate of return on plan assets decreased due to the remeasurement and is expected to be 6.56% for fiscal 2018. These amendments had an immaterial impact on the condensed consolidated statement of operations and retained earnings and reduced the pension obligation by $7,099,000 (offset in accumulated other comprehensive loss before income tax effects) during the current quarter.

The Company currently plans to contribute approximately $11,370,000 to its pension plans in fiscal 2018.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended		Nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest cost	$35	$31	$105	$114
Amortization of plan net losses	—	(19)	—	—
Net periodic postretirement cost	$35	$12	$105	$114

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2017 10-K.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Numerator for basic and diluted earnings per share:
Net income	$(10,565)	$505	$13,599	$13,722

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	23,007	20,239	22,778	20,192
Effect of dilutive employee stock options and other share-based awards	—	251	425	208
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	23,007	20,490	23,203	20,400

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

Stock options, restricted stock units, and performance shares with respect to 1,393,000 common shares for the three months ended December 31, 2017 were not included in the computation of diluted loss per share because they were antidilutive as a result of the Company's net loss attributed to the enactment of the Tax Cuts and Jobs Act (the Act).

Stock options and performance shares with respect to 68,000 common shares for the nine months ended December 31, 2017, and 274,000 and 554,000 common shares for the three and nine months ended December 31, 2016, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. For the three and nine months ended December 31, 2017 an additional 127,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

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

During the first nine months of fiscal 2018 and 2017, there were 343,000 and 23,000 shares of stock, respectively, issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2017, 162,502 shares of restricted stock units vested and were issued.

On January 29, 2018 the Company's Board of Directors declared a dividend of $0.04 per common share. The dividend will be paid on February 20, 2018 to shareholders of record on February 9, 2018. The dividend payment is expected to be approximately $921,000.

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,130,000 as of December 31, 2017, of which $9,630,000 is included in Other non current liabilities and $3,500,000 included in Accrued liabilities.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 5).

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

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2018.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,000,000 and $7,700,000 using actuarial parameters of continued claims for a period of 37 years from December 31, 2017.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,284,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2017. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered. In July 2017, the Company received a $1,741,000 settlement payment, net of legal fees, from one of its insurance carriers as partial reimbursement for asbestos-related expenses.  This partial payment has been recorded as a gain in cost of products sold. In February 2018, an additional settlement payment of $621,000 was received from another insurance carrier as partial reimbursement for asbestos-related expenses. The Company is continuing its actions to recover further past costs and to cover future costs.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,731,000, which has been reflected as a liability in the consolidated financial statements as of December 31, 2017. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,115,000 which has been reflected as a liability in the consolidated financial statements at December 31, 2017.

Litigation-Other
In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,300,000 (Euro 1,900,000) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately $3,100,000 (Euro 2,600,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $8,000,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,400,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority had until October 2017 to appeal this decision. In October 2017, Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2005/2006. In November 2017 Magnetek filed a memorandum with the Italian Revenue Service and the Italian Supreme Court in response to the appeal made by the tax authority. The Company believes it will be successful and does not expect to incur a liability related to these assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2018.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and off-site locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2018. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $447,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.
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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking.  Magnetek intends to continue to vigorously prosecute its declaratory judgment action and to defend against Monsanto’s action against it.  As of December 31, 2017 the Company has recorded $400,000 for legal costs incurred to date and expected to be incurred related to this matter. We cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional costs related to such matters, if any, will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company has recorded total liabilities of $833,000 for all environmental matters in the consolidated financial statements as of December 31, 2017 on an undiscounted basis.

12.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 213% and 67% in the quarters ended December 31, 2017 and December 31, 2016, respectively and 65% and 36% for the nine-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. Income tax expense as a percentage of income from continuing operations for the three and nine months ended December 31, 2017 were increased by 200 and 48 percentage points, respectively, as a result of accounting for the enactment of the Act on December 22, 2017, as discussed further below.

Income tax expense for the three and nine months ended December 31, 2016 was impacted by certain non-deductible STAHL related acquisition costs of $3,140,000 increasing the effective tax rate for the quarter and nine-months period by 29 and 2 percentage points, respectively.

The Company estimates that the effective tax rate related to continuing operations will be approximately 51% to 55% for fiscal 2018 which has been increased by approximately 36% due to the Act.

In the third quarter, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from the enactment of the Act on December 22, 2017. The rate change is administratively effective at the beginning of the Company’s fiscal year, resulting in a blended rate for the annual period. As a result, the blended statutory tax rate for fiscal 2018 is 31.5%.

The Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act at this time; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continue to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which it was able to determine a reasonable estimate, the Company recognized a provisional amount of $18,628,000, which is included as a component of income tax expense on the Company's condensed consolidated statement of operations and retained earnings for the fiscal 2018.

Provisional amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was $16,128,000.

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) that it previously deferred from US income taxes. The Company recorded a provisional amount for its one-time transition tax liability for its foreign subsidiaries, resulting in an increase in income tax expense of $2,500,000. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

13.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine-month period ended December 31, 2017 are as follows (in thousands):

	Three months ended December 31, 2017
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$883	$(63,888)	$(16,334)	$(3,200)	$(82,539)
Other comprehensive income (loss) before reclassification	81	3,992	2,124	(3,379)	2,818
Amounts reclassified from other comprehensive loss	—	435	—	3,702	4,137
Net current period other comprehensive income (loss)	81	4,427	2,124	323	6,955
Ending balance net of tax	$964	$(59,461)	$(14,210)	$(2,877)	$(75,584)

	Nine months ended December 31, 2017
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$694	$(62,716)	$(30,364)	$(5,078)	$(97,464)
Other comprehensive income (loss) before reclassification	270	1,810	16,154	(20,154)	(1,920)
Amounts reclassified from other comprehensive loss	—	1,445	—	22,355	23,800
Net current period other comprehensive income (loss)	270	3,255	16,154	2,201	21,880
Ending balance net of tax	$964	$(59,461)	$(14,210)	$(2,877)	$(75,584)

Details of amounts reclassified out of AOCL for the three-month period ended December 31, 2017 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$701	(1)
	701	Total before tax
	(266)	Tax benefit
	$435	Net of tax

Change in derivatives qualifying as hedges
	$160	Cost of products sold
	1,481	Interest expense
	3,295	Foreign currency
	4,936	Total before tax
	(1,234)	Tax benefit
	$3,702	Net of tax

Details of amounts reclassified out of AOCL for the nine-month period ended December 31, 2017 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$2,330	(1)
	2,330	Total before tax
	(885)	Tax benefit
	$1,445	Net of tax

Change in derivatives qualifying as hedges
	$108	Cost of products sold
	2,169	Interest expense
	27,529	Foreign currency
	29,806	Total before tax
	(7,451)	Tax benefit
	$22,355	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

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

In November 2017, the FASB issued ASU No. 2017-14, "Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue From Contracts With Customers (Topic 606)." The standard amends various paragraphs in ASC 220, ASC 605, and ASC 606 that contains SEC guidance, specifically Staff Accounting Bulletin No. 116 (SAB 116). The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact the standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard effective April 1, 2017. Refer to Note 12 for further information regarding the impact of the standard in the three and nine months ended December 31, 2017.

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

Our revenue base is geographically diverse with approximately 47% derived from customers outside the U.S. for the nine months ended December 31, 2017. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. As in the past, we monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduced defects, shortened lead times, improved inventory turns and on-time deliveries, reduced warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our “Lean” efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to “Lean,” we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management. We are also pursuing cost reduction opportunities to enhance future margins.

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

Results of Operations

Three Months Ended December 31, 2017 and December 31, 2016

Net sales in the fiscal 2018 quarter ended December 31, 2017 were $208,725,000, up $56,228,000 or 36.9% from the fiscal 2017 quarter ended December 31, 2016 net sales of $152,497,000. Net sales were positively impacted $42,576,000 by the STAHL acquisition, $9,440,000 due to increased sales volume, and $553,000 by price increases. Foreign currency translation favorably impacted sales by $3,659,000 for the three months ended December 31, 2017.

Gross profit in the fiscal 2018 quarter ended December 31, 2017 was $69,045,000, an increase of $24,224,000 or 54.0% from the fiscal 2017 quarter ended December 31, 2016 gross profit of $44,821,000. Gross profit margin increased to 33.1% in the fiscal 2018 three months ended from 29.4% in fiscal 2017. The increase in gross profit was due to $15,070,000 from our STAHL acquisition, $3,079,000 in increased volume, $286,000 of price increases net of material inflation, $2,175,000 in decreased product liability costs, and $2,708,000 in increased productivity net of other cost changes, offset by $50,000 in STAHL integration costs that are classified as cost of products sold. The translation of foreign currencies had a $956,000 favorable impact on gross profit in the three months ended December 31, 2017.

Selling expenses were $25,467,000 and $17,988,000 in the fiscal 2018 and 2017 third quarters ended December 31, 2017 and 2016, respectively. As a percentage of consolidated net sales, selling expenses were 12.2% and 11.8% in the fiscal 2018 and 2017 three months ended December 31, 2017 and 2016. STAHL contributed an additional $5,269,000 in selling expense and $81,000 of integration costs were incurred related to the acquisition of STAHL that are classified as selling expense for the three months ended December 31, 2017. The remainder of the increase is largely due to the transition to a new warehouse in North America. Foreign currency translation had a $508,000 unfavorable impact on selling expenses.

General and administrative expenses were $22,204,000 and $17,206,000 in the fiscal 2018 and 2017 third quarters ended December 31, 2017 and 2016, respectively. As a percentage of consolidated net sales, general and administrative expenses were 10.6% and 11.3% in the fiscal 2018 and 2017 three months ended December 31, 2017 and 2016. STAHL contributed an additional $2,733,000 in general and administrative expense and $2,875,000 of integration costs were incurred related to the acquisition of STAHL that are classified as general and administrative expense, offset by $3,140,000 in of STAHL related acquisition costs incurred in the three months ended fiscal 2017. Additionally, $1,040,000 in legal costs were incurred related to an insurance recovery legal action in the three months ended December 31, 2017. The remainder of the increase is largely due to higher annual incentive plan costs expected in fiscal 2018 compared to fiscal 2017. Foreign currency translation had a $230,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $3,293,000 and $2,545,000 in the fiscal 2018 and 2017 third quarters ended December 31, 2017 and 2016, respectively. As a percentage of consolidated net sales, research and development expenses were 1.6% and 1.7% in the fiscal 2018 and 2017 three months ended December 31, 2017 and 2016. STAHL contributed an additional $472,000 to research and development expenses for the three months ended December 31, 2017. The remainder of the increase relates to global initiatives to develop new products.

Amortization of intangibles was $3,908,000 and $1,765,000 in the fiscal 2018 and 2017 third quarters ended December 31, 2017 and 2016, respectively. The increase relates to amortization of intangibles acquired in the STAHL acquisition.

Interest and debt expense was $4,864,000 in the third quarters ended December 31, 2017 compared to $2,299,000 in the quarter ended December 31, 2016. The increase in interest and debt expense relates to increased borrowings used to fund the purchase of STAHL.

Investment income of $53,000 and $61,000 in the fiscal 2018 and 2017 third quarters ended December 31, 2017 and 2016, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 213% and 67% in the quarter ended December 31, 2017 and December 31, 2016, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. Income tax expense as a percentage of income from continuing operations for the three months ended December 31, 2017 increased by 200 percentage points as a result of accounting for the enactment of the Tax Cuts and Jobs Act (the Act).

In the third quarter, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from the enactment of the Act on December 22, 2017. The rate change is administratively effective at the beginning of the Company’s fiscal year, resulting in a blended rate for the annual period. As a result, the blended statutory tax rate for fiscal 2018 is 31.5%.

The Act requires companies to remeasure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The Company recognized a provisional amount of $18,628,000, which is included as a component of income tax expense on the Company's condensed consolidated statement of operations and retained earnings for the fiscal 2018. See Note 12 for additional information regarding how the provisional amount was calculated.

Included within the estimated provisional amount described above is a one-time transition tax on the Company's total foreign post-1986 earnings and profits (E&P) that it previously deferred from US income taxes of $2,500,000. The transition tax on the Company's foreign E&P is payable over an 8-year period (8% in each of the first five years, 15% in year six, 20% in year seven, and 25% in year 8). The balance of the provisional amount recorded is a result of remeasuring the Company's deferred tax assets and liabilities at the new U.S. Federal statutory tax rate.

We estimate that the effective tax rate related to continuing operations will be approximately 51% to 55% for fiscal 2018 which has been increased by approximately 36% due to the Act.

Nine Months Ended December 31, 2017 and December 31, 2016

Net sales in the fiscal 2018 nine months ended December 31, 2017 were $625,279,000, up $171,844,000 or 37.9% from the fiscal 2017 nine months ended December 31, 2016 net sales of $453,435,000. Net sales were positively impacted $131,104,000 by the STAHL acquisition, $33,849,000 due to increased sales volume, and $1,867,000 by price increases. Foreign currency translation favorably impacted sales by $5,024,000 for the nine months ended December 31, 2017.

Gross profit in the fiscal 2018 nine months ended December 31, 2017 was $209,972,000, an increase of $67,375,000 or 47.2% from the fiscal 2017 nine months ended December 31, 2016 gross profit of $142,597,000. Gross profit margin increased to 33.6% in the fiscal 2018 nine months ended from 31.4% in fiscal 2017. The increase in gross profit was due to $48,175,000 from our STAHL acquisition, $10,535,000 in increased volume, $1,146,000 of price increases net of material inflation, $3,049,000 in decreased product liability costs, $1,741,000 due to a partial insurance settlement, and $1,645,000 in increased productivity net of other manufacturing cost changes, offset by $271,000 in STAHL integration costs that are classified as cost of products sold. The translation of foreign currencies had a $1,355,000 favorable impact on gross profit in the nine months ended December 31, 2017.

Selling expenses were $74,309,000 and $55,834,000 in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016, respectively. As a percentage of consolidated net sales, selling expenses were 11.9% and 12.3% in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016. STAHL contributed an additional $16,179,000 in selling expense and $437,000 of integration costs were incurred related to the acquisition of STAHL that are classified as selling expense, offset by $247,000 in expenses that did not reoccur related to the Canadian lump sum pension settlement for the nine months ended December 31, 2017. The remainder of the increase is largely due to the transition to a new warehouse in North America. Foreign currency translation had a $713,000 unfavorable impact on selling expenses.

General and administrative expenses were $60,403,000 and $44,820,000 in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.7% and 9.9% in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016. STAHL contributed an additional $8,553,000 in general and administrative expense and $4,138,000 of integration costs were incurred related to the acquisition of STAHL that are classified as general and administrative expense, offset by $3,140,000 in STAHL related acquisition costs incurred in the nine months ended fiscal 2017. Additionally, $2,592,000 in legal costs were incurred related to an insurance recovery legal action and $400,000 in expected litigation costs for a former subsidiary of Magnetek in the nine months ended December 31, 2017. The remainder of the increase is largely due to higher annual incentive plan costs expected in fiscal 2018 compared to fiscal 2017. Foreign currency translation had a $299,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $9,938,000 and $7,526,000 in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016, respectively. As a percentage of consolidated net sales, research and development expenses were 1.6% and 1.7% in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016. STAHL contributed an additional $1,494,000 to research and development expenses and Magnetek increased its research and development costs by $146,000 for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. The remainder of the increase relates to global initiatives to develop new products.

Amortization of intangibles was $11,547,000 and $5,280,000 in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016, respectively. The increase relates to amortization of intangibles acquired in the STAHL acquisition.

Interest and debt expense was $15,072,000 in the nine months ended December 31, 2017 compared to $7,398,000 in the nine months ended December 31, 2016. The increase in interest and debt expense relates to increased borrowings used to fund the purchase of STAHL.

Investment income of $161,000 and $366,000 in the fiscal 2018 and 2017 nine months ended December 31, 2017 and 2016, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 65% and 36% in the nine months ended December 31, 2017 and December 31, 2016, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. Income tax expense as a percentage of income from continuing operations for the nine months ended December 31, 2017 increased by 48 percentage points as a result of accounting for the enactment of the Act. Refer to Note 12 for additional information regarding the Company's accounting for the Act.

We estimate that the effective tax rate related to continuing operations will be approximately 51% to 55% for fiscal 2018.

Liquidity and Capital Resources

Cash and cash equivalents totaled $64,598,000 at December 31, 2017, a decrease of $12,993,000 from the March 31, 2017 balance of $77,591,000.

Cash flow from operating activities

Net cash provided by operating activities was $51,243,000 for the nine months ended December 31, 2017 compared with net cash provided by operating activities of $48,520,000 for the nine months ended December 31, 2016. Net income of $13,599,000, non-cash adjustments to net income of $53,290,000, and an increase in trade accounts payable of $389,000 contributed the most to cash provided by operating activities for the the nine months ended December 31, 2017. This was offset by an increase in trade accounts receivable of $6,516,000, an increase in inventory of $6,456,000, and a net decrease in accrued expenses and non-current liabilities of $5,726,000. The net decrease in accrued expenses and non-current liabilities primarily consists of $4,347,000 in contributions to the Magnetek pension plan and a $2,000,000 contribution to one of the Company's domestic pension plans.

The net cash provided by operating activities for the nine months ended December 31, 2016 consisted of net income of $13,722,000, non-cash adjustments to net income of $24,864,000, net collections on trade accounts receivable of $6,909,000, and a reduction in inventory of $5,267,000. This increase in cash was offset by a decrease in trade accounts payable and non-current liabilities of $5,465,000 and $8,239,000, respectively. The reduction in non-current liabilities was primarily due to contributions made to the Magnetek pension plan as well as certain legal settlements paid.

Cash flow from investing activities

Net cash used by investing activities was $26,950,000 for the nine months ended December 31, 2017 compared with net cash used by investing activities of $8,138,000 for the nine months ended December 31, 2016. The most significant use of cash used by investing activities was $14,750,000 in net cash paid to the former owner of STAHL related to a profit sharing agreement, net of a purchase price working capital refund. Capital expenditures for the nine months ended December 31, 2017 totaled $9,384,000. Further, the Company paid cash for an investment accounted for under the equity method in the amount of $3,359,000.

The net cash used by investing activities for the nine months ended December 31, 2016 is primarily from capital expenditures of $11,274,000 and the acquisition of Ergomatic of which $588,000 was paid during the nine months ended December 31, 2016. Additionally, the Company paid $6,370,000 for a foreign currency option agreement to offset the change in value of the purchase price of STAHL due to a change in foreign exchange rates. Offsetting this use of cash are proceeds from the sale of marketable equity securities of $10,336,000.

Cash flow from financing activities

Net cash used for financing activities was $43,081,000 for the nine months ended December 31, 2017 compared with net cash used for financing activities of $36,506,000 for the nine months ended December 31, 2016. The most significant uses of cash were repayments on debt of $45,050,000 of which $42,038,000 is principal payments on our Term Loan. The remaining net cash used for financing activities for the nine months ended December 31, 2017 primarily relates to dividends paid of $2,737,000 offset by $4,706,000 in net inflows from stock related transactions, which includes $5,961,000 in stock options exercised.

The most significant uses of cash for the nine months ended December 31, 2016 were repayments on our revolving credit facility of $23,500,000 and repayments on our other long term debt totaling $9,792,000, of which $9,375,000 is a scheduled principal payment on our Replaced Term Loan. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. This cash was classified as other assets on the Company's balance sheet and was classified as a use of cash for financing activities. The remaining net cash used for financing activities for the nine months ended December 31, 2016 primarily relates to dividends paid of $2,421,000 and $205,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Facilities will be sufficient to fund our ongoing operations and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of December 31, 2017, $58,761,000 of cash and cash equivalents were held by foreign subsidiaries. The Company is evaluating the possibility of repatriating foreign cash as a result of the Act.

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

The outstanding principal balance of the New Term Loan was $390,463,000 as of December 31, 2017. The Company made $1,113,000 of required principal payments and $13,700,000 of additional principal payments on the New Term Loan during the quarter ended December 31, 2017 and $3,338,000 of required principal payments and $38,700,000 of additional principal payments on the New Term Loan during the nine months ended December 31, 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $5,590,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of December 31, 2017. The outstanding letters of credit as of December 31, 2017 consisted of $1,024,000 in commercial letters of credit and $4,566,000 of standby letters of credit.

The gross balance of deferred financing costs on the New Term Loan was $14,690,000 as of December 31, 2017 and March 31, 2017. The accumulated amortization balances were $1,924,000 and $350,000 as of December 31, 2017 and March 31, 2017, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of December 31, 2017 and March 31, 2017, which is included in other assets. The accumulated amortization balances were $511,000 and $93,000 as of December 31, 2017 and March 31, 2017, respectively. The net balance at December 31, 2017 includes $645,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility.

The Company has a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $193,000 and $551,000 as of December 31, 2017 and March 31, 2017 respectively, are included in senior debt in the consolidated balance sheets. $134,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's condensed consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2017, unsecured credit lines totaled approximately $5,038,000, of which $0 was drawn. In addition, unsecured lines of $16,751,000 were available for bank guarantees issued in the normal course of business of which $10,238,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2017 and December 31, 2016 were $9,384,000 and $11,274,000, respectively. We expect capital expenditures for fiscal 2018 to range from approximately $13,000,000 to $15,000,000, excluding acquisitions and strategic alliances.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,689,000 and $331,930,000, respectively, at December 31, 2017. STAHL has been determined to be part of the Rest of Products reporting unit.

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

Item 4.    Controls and Procedures

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2017, formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets December 31, 2017 and March 31, 2017;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine months ended December 31, 2017 and 2016;

(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2017 and 2016

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: February 6, 2018	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)