Form 10-K
period 2018-03-31
COLUMBUS MCKINNON CORP
filed 2018-05-30
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2017 (the second fiscal quarter in which this Form 10-K relates) was approximately $868 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 25, 2018 was 23,090,255 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2018 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2018 Annual Report on Form 10-K

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

PART I

Item 1.        Business

General

Columbus McKinnon is a leading worldwide designer, manufacturer and marketer of motion control products, technologies, systems and services that efficiently and ergonomically move, lift, position and secure materials. Key products include hoists, cranes, actuators, rigging tools, light rail work stations, and digital power and motion control systems. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how. Our products are used for mission critical industrial applications where we have established trusted brands with significant customer retention. Our targeted market verticals includes general industrial, construction and infrastructure, mining, oil & gas, energy, aerospace, transportation, automotive, heavy equipment manufacturing and entertainment.

In the U.S., we are the market leader for hoists and material handling drive systems, our principal line of products, as well as certain chain, forged fittings, and actuator products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse, and well-established distribution channels and our commitment to product innovation and quality. We believe the breadth of our product offering and expansive distribution channels provide us a strategic advantage in our markets. Additionally, we believe we are the market leader for manual hoist and actuator products in Europe. Our market leadership and strong brands enable us to sell more products than our competition through our extensive distribution channels in the U.S. and Europe. The acquisition of STAHL CraneSystems (STAHL) in fiscal 2017, which is well renowned for its custom engineering of lifting solutions and hoisting technology, advanced our position as a global leader in the production of explosion-protected hoists. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation, as well as process industries such as chemical and pharmaceuticals.

Our business strategy, Blueprint 2021, is a three-phased strategy to increase the earnings power of the company and transform us into a growth-oriented industrial technology company. The goal of our strategy is to increase our earnings power and expand EBITDA margins, as well as improve our Return on Invested Capital. Phase I, which began early in fiscal 2018, was focused on attaining operational control and instilling a performance based culture to drive results. We formed four teams of cross-functional experts (tiger teams) to address specific areas:

•	Grow the North American core business,

•	Leverage the Magnetek acquisition,

•	Create value with the STAHL acquisition, and

•	Pay down debt incurred as a result of the STAHL acquisition.

We also instituted a new operating system, Earnings Power Acceleration or “E-PAS™.” E-PAS™ includes a set of tools that we will use to improve the efficiency of our business and deliver meaningful profit improvement.

We completed Phase I during fiscal 2018. In doing so, we believe we grew market share in the U.S. and achieved $6 million of synergies related to the STAHL acquisition. In addition, we introduced several new products incorporating smart hoist technologies and repaid $60 million of our long-term debt.

We began Phase II of the strategy in November 2017. This phase is focused on operational excellence and profitable growth and is about simplifying the business structure and product platforms, improving operating performance, and focusing our R&D expenditures to grow profitably. Investment in R&D will advance our smart hoist technology and enhance our customers’ digital experience so we can capitalize on the automation megatrend. We expect to double R&D expenditures by fiscal 2021 from fiscal 2017 levels, including approximately $5 million related to STAHL. Research and development costs were $13,617,000, $10,482,000, and $7,393,000 in fiscal years 2018, 2017, and 2016, respectively.

Phase III of the strategy is centered on business development including the assessment of our current product portfolio as well as an acquisition strategy to advance our transformation into a leading industrial technology company. Our acquisitions of Magnetek, Inc. and STAHL and our efforts to leverage their technology are well aligned with our transformation efforts. We have demonstrated our ability to acquire companies and achieve significant synergies and growth. We will look for acquisitions in the material handling and motion control markets. We believe the automation megatrend will provide a deep pipeline of attractive, high margin companies that will continue to transform us.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in industrial capacity utilization, industrial production, and general economic activity indicators, like GDP growth. Both U.S. and Eurozone capacity utilization are leading market indicators for our Company.

 Business Description

ASC Topic 280 “Segment Reporting” establishes the standards for reporting information about operating segments in financial statements.   We provide our products and services through one operating and reportable segment.

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, industrial crane systems such as steel bridge, gantry, and jib cranes, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters and tire shredders; power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and to a lesser extent, directly to end-users. The acquisition of STAHL brings market leadership with independent crane builders and EPC firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater, and sporting venues.

Products

Of our fiscal 2018 sales, $443,433,000 or 53% were U.S. and $395,986,000 or 47% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2018 and 2017:

	Fiscal Years Ended March 31,
	2018	2017
Hoists	63%	56%
Chain and rigging tools	10	11
Digital power control and delivery systems	10	12
Actuators and rotary unions	9	11
Industrial cranes	4	5
Elevator application drive systems	3	3
Other	1	2
	100%	100%

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

Industrial Cranes -   We participate in the crane industry, predominately in the U.S. market, but also globally in certain product offerings, through our offering of overhead steel jib and gantry cranes.  Our products are marketed under the Unified, CES, Abell-Howe, and Washington Equipment brands. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists, and other crane components. We also manufacture and market overhead aluminum light rail workstations primarily used in automotive and other industrial applications.

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

Crane End-Users -   We market and sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builder, Crane Equipment & Service, Inc. (“CES”). CES includes the Abell-Howe and Washington Equipment brands. CES designs, manufactures, installs, and services a variety of cranes with capacities up to 100 tons.

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 18 chain repair service stations and over 221 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

OEM/Government Distribution Channels -    This channel consists of:

—
OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning, and special purpose applications.

—
Government agencies, including the U.S. and Canadian Navies and Coast Guards, that primarily purchase load securing chain and forged attachments. We also provide our products to the U.S. and other governments for a variety of military applications.

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

Backlog

Our backlog of orders at March 31, 2018 was approximately $177,387,000 compared to approximately $154,450,000 at March 31, 2017. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog can reflect the project oriented nature of certain aspects of our business.

Competitive Conditions

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

We believe we have leading U.S. market share in various products categories including: hoists, trolleys and components, AC and DC material handling drives, screw jacks, tire shredders, and elevator DC drives. These product categories represent 64% of our U.S. net sales.

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

Employees

At March 31, 2018, we had 3,328 employees globally. Approximately 10% of our employees are represented under three separate U.S. or Canadian collective bargaining agreements which terminate at various times between May 2020 and September 2021. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We have good relationships with our employees and positive, productive relationships with our unions. The risk of employee or union led disruption in production is remote.

Raw Materials and Components

Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources.  We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our global purchasing group to take advantage of volume discounts.  We have historically passed on materials price increases to our channel partners and end-user customers.  We continue to monitor our costs and reevaluate our pricing policies.  Our ability to pass on these increases is determined by market conditions.  Although raw materials and some components such as motors, bearings, gear reducers, steel and aluminum enclosures and wire harnesses, castings, electro-mechanical components, and standard variable drives are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products.

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

We notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and the State accepted our proposal.  We investigated under the supervision of a DENR Registered Environmental Consultant (“the REC”) and have commenced voluntary clean-up at the facility. At this time, additional remediation costs are not expected to be material and are fully reserved.

We have been a part of the Pendleton Site PRP Group since about 1993.  Many years ago, we sent pickle liquor wastes from Tonawanda, NY to the Pendleton Site for treatment and disposal.  The Pendleton Site PRP Group signed an Order on Consent with the NYS DEC in 1996 and the cleanup was concluded in the early 2000s.  The Order on Consent required a post-construction operation and maintenance period of 30 years and we are required to pay our share of the costs associated with the operation and maintenance period.  The total annual costs are approximately $50,000 of which we pay 13.4% or $6,700.  Reserves on the books are sufficient to cover these costs for the remainder of the operations and maintenance period.

Our subsidiary Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2018. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. The DEP then requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has implemented the work plan and has recorded a liability of $283,000 related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking.  Magnetek intends to continue to vigorously prosecute its declaratory judgment action and to defend against Monsanto’s action against it.  As of March 31, 2018 the Company has recorded $400,000 for legal costs incurred to date and expected to be incurred related to this matter. We cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional costs related to such matters, if any, will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

For all of the currently known environmental matters, we have accrued as of March 31, 2018 a total of $1,029,000 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

In connection with the acquisition of STAHL, we assumed an unfunded pension obligation which will further require cash flow to pay benefit obligations as they become due.

The STAHL pension obligation assumed in the acquisition is an unfunded pension plan valued at $85,851,000 at March 31, 2018. Therefore, the Company will be required to make current and future benefit payment obligations in addition to payments required to pay down other long term borrowings.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2018, approximately 47% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 15 to our March 31, 2018 consolidated financial statements included in Item 8 of this form 10K.

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

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $395,986,000 in our fiscal year ended March 31, 2018) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

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

Our revolving credit facility and Term Loan contain a financial leverage covenant and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage ratio in our bank credit facility. Other material adverse changes in our business could cause us to be in default of our debt covenants. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our indebtedness.

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

We have entered into employment agreements with the following senior management personnel: Werner Wagner (our STAHL Managing Director) and Mark D. Morelli (our President and CEO).

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Getzville, New York (an owned property) and, as of March 31, 2018, conducted our principal manufacturing at the following facilities:

	Location	Products/Operations	Square Footage	Owned or Leased
1	Kunzelsau, Germany	Hoists	345,000	Leased
2	Wadesboro, NC	Hoists	180,000	Owned
3	Lexington, TN	Chain	164,000	Owned
4	Asia operation:
	Hangzhou, China	Hoists	70,000	Owned
	Hangzhou, China	Hoists	82,000	Owned
5	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
6	Menomonee Falls, WI	Power control systems	144,000	Leased
7	Tennessee forging operation:
	Chattanooga, TN	Forged attachments	81,000	Owned
	Chattanooga, TN	Forged attachments	59,000	Owned
8	Wuppertal, Germany	Hoists	124,000	Leased
9	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
10	Damascus, VA	Hoists	97,000	Owned
11	Eureka, IL	Cranes	91,000	Owned
12	Ohio hoist operation:
	Salem, OH	Hoists	49,000	Leased
	Lisbon, OH	Hoists	37,000	Owned
13	Hamm, Germany	Lifting tools and forged parts	82,000	Owned
14	Chester, England	Plate clamps	56,000	Owned
15	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
16	Howell, MI	Overhead light rail workstations	35,000	Leased
17	Sarasota, FL	Tire shredders	25,000	Owned
18	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
19	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

In addition, we have a total of 45 sales offices, distribution centers, and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

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

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers of those policies to recover past expenses and to recover future costs incurred. The Company recovered $2,362,000 from insurance carriers during fiscal 2018. When the Company resolves this legal action, it is expected that an additional gain will be recorded for previously expensed cost that is recovered.

See Note 15 to our March 31, 2018 consolidated financial statements for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2018, there were 381 holders of record of our common stock.

During fiscal 2018, the Company declared quarterly cash dividends totaling $3,903,000. On March 26, 2018, the Company's Board of Directors declared regular quarterly dividends of $0.05 per common share. The dividend was paid on May 14, 2018 to shareholders of record on May 4, 2018 and totaled approximately $1,150,000.

Our current credit agreement allows, but limits our ability to pay dividends.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market.

	Price Range of Common Stock
Year Ended March 31, 2017	High	Low
First Quarter	$17.05	$13.93
Second Quarter	18.54	14.34
Third Quarter	27.59	17.18
Fourth Quarter	28.63	24.05
Year Ended March 31, 2018
First Quarter	$28.98	$23.54
Second Quarter	37.74	24.12
Third Quarter	40.20	36.18
Fourth Quarter	44.31	34.60

On May 25, 2018 the closing price of our common stock on the Nasdaq Global Select Market was $37.75 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2013 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$250
$200
$150
$100
$50
$0
3/13
3/14
3/15
3/16
3/17
3/18
Columbus McKinnon Corporation
S&P Smallcap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Selected Financial Data

The consolidated balance sheets as of March 31, 2018 and 2017, and the related statements of operations, cash flows, and shareholders’ equity for each of the three years ended March 31, 2018 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	(In million's, except per share data)
	2018	2017	2016	2015	2014
Statements of Operations Data:
Net sales	$839.4	$637.1	$597.1	$579.6	$583.3
Cost of products sold	554.8	444.2	409.8	398.0	402.2
Gross profit	284.6	192.9	187.3	181.6	181.1
Selling expenses	102.0	77.3	72.9	69.8	69.0
General and administrative expenses (1)	83.4	69.9	61.4	49.7	50.3
Research and development expenses (1)	13.6	10.5	7.4	5.2	5.5
Impairment of intangible asset	—	1.1	—	—	—
Amortization of intangibles	15.6	8.1	5.0	2.3	2.0
Income (loss) from operations	70.0	26.0	40.6	54.6	54.3
Interest and debt expense	19.7	11.0	7.9	12.4	13.5
Cost of debt refinancing	—	1.3	—	8.6	—
Other (income) and expense, net	0.6	0.7	1.1	(2.4)	(1.9)
Income (loss) before income taxes	49.7	13.0	31.6	36.0	42.7
Income tax expense (benefit)	27.6	4.0	12.0	8.8	12.3
Net income (loss)	$22.1	$9.0	$19.6	$27.2	$30.4
Diluted earnings (loss) per share from continuing operations	$0.95	$0.43	$0.96	$1.34	$1.52
Basic earnings (loss) per share from continuing operations	$0.97	$0.44	$0.98	$1.36	$1.55
Weighted average shares outstanding – assuming dilution	23.3	20.9	20.3	20.2	20.0

Weighted average shares outstanding – basic	22.8	20.6	20.1	19.9	19.7

Balance Sheet Data (at end of period):
Total assets	$1,142.4	$1,113.8	$772.9	$566.1	$596.9
Total debt (2)	363.3	421.3	267.6	126.5	150.5
Total debt, net of cash and cash equivalents	300.3	343.7	216.0	63.5	38.2
Total shareholders’ equity	408.2	341.4	286.3	268.7	291.3

Other Data:
Net cash provided by operating activities	69.7	60.5	52.6	38.3	29.5
Net cash used in investing activities	(32.3)	(224.0)	(203.2)	(34.1)	(40.4)
Net cash provided by (used in) financing activities	(59.5)	190.1	137.0	(48.4)	1.7
Capital expenditures	(14.5)	(14.4)	(22.3)	(17.2)	(20.8)

(1)
For its fiscal 2018 financial statements, the Company has reclassified research and development expenses previously recorded in general and administrative expense into a separate line item on the consolidated statements of operations. All periods presented above have been revised to reflect this presentation. Please refer to Note 2 of the Company's financial statements for additional information regarding research and development expenses.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 143-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives to increase earnings power include operational excellence and profitable growth. In accordance with Blueprint 2021, we are simplifying the business structure and product platforms, improving operating performance, and focusing our R&D expenditures to grow profitably. Shareholder value will be enhanced by expanding EBITDA margins and return on invested capital (ROIC).

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

Our revenue base is geographically diverse with approximately 47% derived from customers outside the U.S. for the year ended March 31, 2018. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including industrial production, energy costs, steel price fluctuations, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

From a strategic perspective, we are leveraging our recent acquisitions and investing in new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting, and sling chain, forged attachments, actuators, and digital power and motion control systems for the material handling industry. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including general industrial, energy, automotive, heavy OEM, entertainment, and construction and infrastructure.

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase operating margins as well as further improve our productivity and competitiveness. We have specific initiatives related to improved customer satisfaction, reduced defects, shortened lead times, improved inventory turns and on-time deliveries, reduced warranty costs, and improved working capital utilization. The initiatives are being driven by the implementation of our operating system E-PAS™. We are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management. We are also pursuing cost reduction opportunities to enhance future margins.

We continuously monitor market prices of steel. We purchase approximately $25,000,000 to $30,000,000 of steel annually in a variety of forms including rod, wire, bar, structural, and other forms of steel. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral.

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increasing productivity of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we execute our long-term growth strategy, we are supported by our solid free cash flow as well as our liquidity position and flexible debt structure.

RESULTS OF OPERATIONS

Fiscal 2018 Compared to 2017

Fiscal 2018 sales were $839,419,000, an increase of 31.8%, or $202,296,000 compared with fiscal 2017 sales of $637,123,000. Sales for the year were positively impacted by $144,670,000 due to our acquisition of STAHL, $40,993,000 due to an increase in sales volume, and $2,529,000 by price increases.  Favorable foreign currency translation increased sales by $14,104,000.

Our gross profit was $284,574,000 and $192,932,000 or 33.9% and 30.3% of net sales in fiscal 2018 and 2017, respectively.  The fiscal 2018 increase in gross profit of $91,642,000 or 47.5% is the result of $53,794,000 from the acquisition of STAHL, $4,828,000 in increased productivity and favorable manufacturing costs, $1,361,000 of price increases net of material inflation, $13,227,000 in increased volume, $2,964,000 in decreased product liability costs, $8,852,000 in STAHL inventory amortization related to purchase accounting adjustments incurred in fiscal 2017 that did not reoccur in fiscal 2018, a $2,362,000 increase due to an insurance settlement, offset by $307,000 in STAHL integration costs that are classified as cost of products sold. The translation of foreign currencies had a $4,561,000 favorable impact on gross profit for the year ended March 31, 2018.

Selling expenses were $101,956,000 and $77,319,000, or 12.1% of net sales in fiscal years 2018 and 2017. STAHL contributed an additional $18,396,000 in selling expense and $616,000 of integration costs were incurred related to the acquisition of STAHL that are classified as selling expense, offset by $247,000 in expense that did not reoccur related to the Canadian lump sum pension settlement in the year ended March 31, 2018. The remainder of the increase is largely due to the increase in sales volume, additional marketing expenses, and the transition to a new warehouse in North America.  Additionally, foreign currency translation had a $2,151,000 unfavorable impact on selling expenses.

General and administrative expenses were $83,350,000 and $69,928,000 or 9.9% and 11.0% of net sales in fiscal 2018 and 2017, respectively. The fiscal 2018 increase was primarily the result of the STAHL acquisition which added $9,477,000 in recurring general and administrated expenses and $7,840,000 of integration costs were incurred related to the acquisition of STAHL that are classified as general and administrative expense, offset by $8,815,000 in STAHL related acquisition and integration costs incurred in the year ended March 31, 2017. Additionally, $1,589,000 in net legal costs were incurred for a legal action against our product liability insurance carriers, $400,000 in expected litigation costs for a former subsidiary of Magnetek, $619,000 in debt repricing fees, offset by CEO retirement and search costs of $3,085,000 that did not reoccur in fiscal 2018. The remainder of the increase is largely due to higher annual incentive plan costs expected in fiscal 2018 compared to fiscal 2017. Foreign currency translation had a $1,178,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $13,617,000 and $10,482,000 in fiscal 2018 and 2017, respectively. As a percentage of consolidated net sales, research and development expenses were 1.6% in fiscal 2018 and 2017. STAHL contributed an additional $1,683,000 to research and development expenses in the year ended March 31, 2018. The remainder of the increase relates to global initiatives to develop new products.

Impairment of intangible assets of $1,125,000 in fiscal 2017 relates to the impairment of the indefinite-lived trademark of STB. After performing our annual indefinite-lived intangible asset impairment test, the Company determined that the indefinite-lived STB intangible trademark asset was fully impaired due to lower revenue and resulting cash flows than projected at the time of the acquisition. No impairment was recorded in fiscal 2018.

Amortization of intangibles was $15,552,000 and $8,105,000 in fiscal 2018 and 2017, respectively. The increase relates to additional amortization of intangibles related to the STAHL acquisition.

Interest and debt expense was $19,733,000 and $10,966,000 in fiscal 2018 and 2017, respectively. The increase in interest and debt expense relates to additional debt to fund the STAHL acquisition.

The fiscal 2017 debt extinguishment costs of $1,303,000 relates to the write off of unamortized deferred financing costs associated with our previous term loan and revolving credit facility refinanced as part of the STAHL acquisition. This transaction is discussed in more detail in the Liquidity and Capital Resources section. There were no debt extinguishment costs recorded in fiscal 2018.

Investment income of $157,000 and $462,000, in fiscal 2018 and 2017, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange loss was $1,539,000 and $1,232,000 in fiscal 2018 and 2017, respectively, as a result of foreign currency volatility related to foreign currency denominated sales and purchases and intercompany debt.

Other income, net, includes various non-operating income and expense related activities. The balance was $701,000 and $93,000 in fiscal 2018 and 2017, respectively.

Income tax expense as a percentage of income from continuing operations before income tax expense was 55.6% and 31.0% in fiscal 2018 and 2017, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. Income tax expense as a percentage of income from continuing operations for fiscal 2018 increased by $17,602,000 or 35 percentage points as a result of accounting for the enactment of the Tax Cuts and Jobs Act (the Act).

The Company revised its annual effective rate to reflect a change in the U.S. federal statutory rate from 35% to 21%, resulting from the enactment of the Act on December 22, 2017. The rate change is administratively effective upon enactment, resulting in a blended rate for fiscal year 2018. As a result, the U.S. blended statutory tax rate for fiscal 2018 is 31.55%.

The Act requires companies to remeasure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The Company recognized a provisional amount of $17,602,000, which is included as a component of income tax expense on the Company's statement of operations for fiscal 2018. See Note 16 for additional information regarding how the provisional amount was calculated.

Included within the provisional amount, as described above, is a one-time transition tax on the Company's total foreign post-1986 earnings and profits (E&P) that it previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability for its foreign subsidiaries, resulting in an increase in income tax expense of $1,500,000. The one-time transition tax is payable over an 8-year period (8% in each of the first five years, 15% in year six, 20% in year seven, and 25% in year 8). The difference between the provisional amount, as noted above, and the one-time transition tax relates to remeasuring the Company's deferred tax assets and liabilities at the new U.S. Federal statutory tax rate.

Fiscal 2017 Compared to 2016

Fiscal 2017 sales were $637,123,000, an increase of 6.7%, or $40,020,000 compared with fiscal 2016 sales of $597,103,000. Sales for the year were positively impacted by $64,993,000 due to acquisitions and $730,000 by price increases. Sales for the year were negatively impacted $20,638,000 due to a decrease in sales volume. Unfavorable foreign currency translation reduced sales by $5,065,000.

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

Selling expenses were $77,319,000 and $72,858,000 or 12.1% and 12.2% of net sales in fiscal years 2017 and 2016, respectively. The acquisitions of STAHL and Magnetek which added an incremental $7,947,000 in selling expense for the year ended March 31, 2017. The fiscal 2016 consolidation of two warehouses and the closure of another added $859,000 in the prior year, which did not recur in fiscal 2017. Additionally, foreign currency translation had a $589,000 favorable impact on selling expenses.

General and administrative expenses were $69,928,000 and $61,418,000 or 11.0% and 10.3% of net sales in fiscal 2017 and 2016, respectively. The fiscal 2017 increase was primarily the result of our recent acquisitions of STAHL and Magnetek which added $2,272,000 in recurring general and administrated expenses. STAHL acquisition and integration costs of $8,815,000 offset prior year non-recurring Magnetek acquisition and severance costs of $8,046,000, netting to a $769,000 increase in fiscal 2017. Additional increase to general and administrative expenses were the result of CEO retirement and search costs of $3,085,000 and additional legal costs incurred for a legal action against our prior product liability insurance carriers of $1,359,000. Foreign currency translation had a $371,000 favorable impact on general and administrative expenses.

Research and development expenses were $10,482,000 and $7,393,000 in fiscal 2017 and 2016, respectively. As a percentage of consolidated net sales, research and development expenses were 1.6% and 1.2% in fiscal 2017 and 2016. The fiscal 2017 increase was primarily the result of our recent acquisitions of STAHL and Magnetek which added $2,006,000 in research and development expenses. The remainder of the increase relates to global initiatives to develop new products.

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

Investment income of $462,000 and $796,000 in fiscal 2017 and 2016, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

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

Income tax expense as a percentage of income from continuing operations before income tax expense was 31.0% and 38.1% in fiscal 2017 and 2016, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The effective tax rate for the fiscal 2017 was affected unfavorably by 16.3 percentage points due to non-deductible STAHL acquisition costs which were offset by 11.3 percentage points due to the reversal of a deferred tax asset valuation allowance within our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $63,021,000, $77,591,000, and $51,603,000 at March 31, 2018, 2017, and 2016, respectively.

Cash flow provided by operating activities

Net cash provided by operating activities was $69,661,000, $60,450,000, and $52,645,000 in fiscal 2018, 2017, and 2016, respectively. In fiscal 2018, in addition to net income and non-cash adjustments to net income, net cash provided by operating activities increased as a result of an increase in accrued liabilities of $11,918,000 (of which approximately $7,900,000 is due to additional annual incentive plan accruals), offset by an increase in inventories and decrease in non-current liabilities of $12,249,000 and $16,700,000, respectively. The decrease in non-current liabilities was primarily due to $11,211,000 in contributions made to our pension plans.

In addition to net income and non-cash adjustments to net income in fiscal 2017, net cash provided by operating activities increased as a result of an overall decrease in inventories of $8,173,000, excluding the effects of acquisitions. This increase in cash was offset by a decrease in accrued liabilities and non-current liabilities of $2,380,000 and $3,085,000, respectively. The decrease in non-current liabilities was primarily due to $6,140,000 in contributions made to our pension plans, excluding the effects of acquisitions.

Cash flow used by investing activities

Net cash used by investing activities was $32,298,000, $224,039,000, and $203,229,000 in fiscal 2018, 2017, and 2016, respectively. In fiscal 2018, the most significant use of cash used by investing activities was $14,750,000 in net cash paid to the former owner of STAHL related to a profit sharing agreement, net of a purchase price working capital refund. Capital expenditures for fiscal 2018 totaled $14,515,000. Further, the Company paid cash for an investment accounted for under the equity method in the amount of $3,359,000. Offsetting these uses of cash is $326,000 in net cash proceeds from the sale of marketable equity securities.

The most significant use of cash for investing activities in fiscal 2017 relates to our acquisition of STAHL which totaled $218,846,000, net of cash acquired. Capital expenditures for fiscal 2017 totaled $14,368,000. Offsetting these uses of cash is $10,765,000 in net cash proceeds from the sale of marketable equity securities.

Cash flow (used) provided by financing activities

Net cash provided (used) by financing activities was $(59,502,000), $190,121,000, and $137,003,000 in fiscal 2018, 2017, and 2016, respectively. In fiscal 2018, the most significant uses of cash were repayments on debt of $60,144,000, of which $57,037,000 was principal payments on our Term Loan, and $619,000 in fees paid for the debt repricing. The remaining net cash used for financing activities primarily relates to dividends paid of $3,658,000 and $1,413,000 in net outflows from stock related transactions, offset by $6,332,000 in proceeds from the exercise of stock options.

The most significant sources of cash in fiscal 2017 were borrowings under our New Credit Facility of $445,000,000 and the issuance of additional equity resulting in gross proceeds of approximately $50,000,000 which were used to repay the previous credit facility and fund the STAHL acquisition. The Company paid $19,409,000 in debt and equity related fees related to these transactions. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. This cash was classified as other assets on the Company's balance sheet and was classified as a use of cash for financing activities. The remaining net cash used for financing activities in fiscal 2017 primarily relates to dividends paid of $3,326,000 and $1,265,000 from stock related transactions, offset by $439,000 in proceeds from the exercise of stock options.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restriction exists in accessing cash held by our non-U.S. subsidiaries.  As of March 31, 2018, $52,636,000 of cash and cash equivalents were held by foreign subsidiaries. The Company is evaluating the possibility of repatriating foreign cash as a result of the Act.

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

As described in Note 2, on January 31, 2017 the Company entered into a New Credit Agreement ("New Credit Agreement") and $545,000,000 of new debt facilities ("New Facilities") in connection with the STAHL acquisition. The New Facilities consisted of a New Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("New Term Loan"). Proceeds from the New Facilities were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company's Replaced Revolving Credit Facility and Replaced Term Loan. The New Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2018 the Company has not drawn from the Revolver.

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

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2017 the covenant is not triggered. Had we been required to determine the covenant ratio as of March 31, 2018, we would have been in compliance with the covenant provisions.

The New Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The New Credit Agreement allows, but limits our ability to pay dividends.

On February 26, 2018, the Company amended the New Credit Agreement (known as the "Amended Credit Agreement"). The Amended Credit Agreement has the same terms mentioned above except for a reduction in interest rates. The applicable rate for the repriced term loan was reduced from 3.00% to 2.50%. The Company has accounted for the Amended Credit Agreement as a debt modification, therefore, debt repricing fees incurred in fiscal 2018 were expensed as general and administrative expenses and the deferred financing fees incurred as part of the New Credit Agreement (discussed below) remain unchanged.

As mentioned above, on January 31, 2017 the Company borrowed $445,000,000 under the New Term Loan. The Company repaid the amount outstanding for the Replaced Revolving Credit Facility and Replaced Term Loan ($131,500,000 and $103,125,000, respectively) plus $652,000 in accrued interest and fees. The cost of debt refinancing on the Company's consolidated statement of operations includes the write-off of previously unamortized deferred financing costs and other expenses of $1,303,000 in fiscal 2017.

The outstanding balance of the New Term Loan was $375,463,000 and $432,500,000 as of March 31, 2018 and 2017, respectively. The Company made $57,037,000 of principal payment on the New Term Loan during fiscal 2018 and $9,375,000 of principal payments on the Replaced Term Loan and $12,500,000 of principal payment on the New Term Loan during fiscal 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the New Revolving Credit Facility and $4,478,000 outstanding letters of credit as of March 31, 2018. The outstanding letters of credit at March 31, 2018 consisted of $745,000 in commercial letters of credit and $3,733,000 of standby letters of credit.

In connection with the acquisition of STAHL, the Company assumed a loan that STAHL CraneSystems Shanghai Co Ltd ("STAHL China") entered into on November 22, 2016 with Dalian Konecranes Co Ltd ("Konecranes"). The principal amount loaned to STAHL China in the amount of 18,000,000 Yuan (approximately $2,608,000 as of March 31, 2017) was used to meet working capital needs. The annual interest rate was 4.35% with an original maturity date of February 24, 2017. The term of the loan was extended through a loan amendment with a new maturity date of May 24, 2017. Therefore, this loan was classified in current portion of long-term debt at March 31, 2017. The Company repaid the loan in full in fiscal 2018.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2018 and 2017. The accumulated amortization balances were $2,447,000 and $350,000 as of March 31, 2018 and 2017, respectively. All of the deferred financing costs on the Replaced Term Loan were extinguished and are included in the cost of debt refinancing on the Company's consolidated statement of operations as of March 31, 2017.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility are included in other assets is $2,789,000 as of March 31, 2018 and March 31, 2017. The accumulated amortization balances were $651,000 and $93,000 as of March 31, 2018 and March 31, 2017 respectively. The balance includes $605,000 and $763,000 as of March 31, 2018 and March 31, 2017, respectively, related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility. These balances are classified in other assets since no funds were drawn on the New Revolving Credit Facility in fiscal 2018 and 2017.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, North Carolina under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $98,000 and $551,000 as of March 31, 2018 and 2017, respectively, are included in senior debt in the consolidated balance sheets. $64,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2018, unsecured credit lines totaled approximately $5,176,000, of which $0 was drawn. In addition, unsecured lines of $17,877,000 were available for bank guarantees issued in the normal course of business of which $11,668,000 was utilized.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2018, by period of estimated payments due:

	Total	Fiscal 2019	Fiscal 2020- Fiscal 2021	Fiscal 2022- Fiscal 2023	More Than Five Years
Long-term debt obligations (a)	$375.5	$4.5	$8.9	$8.9	$353.2
Operating lease obligations (b)	39.5	10.2	12.7	7.8	8.8
Purchase obligations (c)	—	—	—	—	—
Interest obligations (d)	121.8	18.0	35.6	35.0	33.2
Letter of credit obligations	4.5	1.4	3.1	—	—
Bank guarantees	11.7	11.7	—	—	—
Uncertain tax positions	0.6	0.6	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	224.0	—	17.8	55.3	150.9
Total	$777.6	$46.4	$78.1	$107.0	$546.1

(a)	As described in Note 11 to consolidated financial statements.

(b)	As described in Note 17 to consolidated financial statements.

(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our cancelable open purchase orders to be executed in the normal course of business approximate $54 million.

(d)
Estimated for our Term Loan and Revolving Credit Facility and interest rate swaps as described in Note 9 and Note 11 to our consolidated financial statements. Calculated using a Eurocurrency rate of 2.30% plus an applicable margin of 2.50%.

(e)	For additional details, see Note 10 to our consolidated financial statements. Excludes uncertain tax positions of $0.1 million shown separately above.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, and enhance safety. Our capital expenditures for fiscal 2018, 2017, and 2016 were $14,515,000, $14,368,000, and 22,320,000 respectively. Excluded from fiscal 2018 capital expenditures is $0, $0, and $1,638,000 in property, plant and equipment purchases included in accounts payable at March 31, 2018, 2017, and 2016, respectively. We expect capital expenditure spending in fiscal 2019 to range between $15,000,000 and $20,000,000, excluding acquisitions and strategic alliances.

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

Pension and Other Postretirement Benefits.    The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 12 to our fiscal 2018 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs. Changes in these assumptions can result in the calculation of different plan expense and liability amounts.  Further, actual experience can differ from the assumptions and these differences are typically accounted for as actuarial gains or losses that are amortized over future periods.

The weighted average pension discount rate assumptions of 3.49%, 3.65%, and 4.30%, as of March 31, 2018, 2017, and 2016, respectively, are based on long-term AA rated corporate and municipal bond rates. The weighted average expected long term rate of return on plan assets assumptions of 6.77%, 7.23%, and 7.22% for the years ended March 31, 2018, 2017, and 2016, respectively, is based on the targeted plan asset allocation which follows a sliding risk scale based on funding levels (approximately 46% - 42% equities and 54% - 58% fixed income) and their long-term historical returns. Our under-funded status for all pension plans as of March 31, 2018 and 2017 was $135,539,000 and $150,431,000, or 29.3% and 31.9% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2018 and 2017 were approximately $11,211,000 and $6,140,000, respectively. The under-funded status may result in future pension expense increases.  Pension expense (benefit) for the March 31, 2019 fiscal year is expected to approximate a benefit of ($602,000), compared to fiscal 2018 expense of $690,000.  The benefit expected in fiscal 2019 is the result of amendments to two of the Company's U.S pension plans which froze benefits. Pension funding contributions for the March 31, 2019 fiscal year are expected to approximate $11,353,000. The weighted-average compensation increase assumption of 0.39%, 0.39%, and 0.44% as of March 31, 2018, 2017, and 2016, respectively is based on expected wage trends and historical patterns.

The healthcare costs inflation assumptions of 6.3%, 6.5%, and 6.8% for fiscal 2018, 2017, and 2016, respectively, are based on anticipated trends.  While the healthcare inflation rate assumptions have been decreasing, healthcare costs continue to outpace inflation in the U.S.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $347,434,000 as of March 31, 2018 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have four reporting units, only two of which have goodwill. Duff-Norton and Rest of Products reporting units have goodwill totaling $9,721,000, and $337,713,000, respectively, at March 31, 2018.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. We also proceed to the quantitative model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 28, 2018 and determined that it was not more likely than not that the fair value of each of our reporting units was less than that its applicable carrying value. Accordingly, we did not perform the quantitative goodwill impairment test for any of our reporting units during fiscal 2018.

We further test our indefinite-lived intangible asset balance of $48,874,000 consisting of trademarks on our recent acquisitions on an annual basis for impairment. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we proceed to a quantitative impairment test. We performed the qualitative assessment as of February 28, 2018 and determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than that its applicable carrying value, other than Magnetek's indefinite-lived trademark. We proceeded to the quantitative test for this intangible asset. The methodology used to value the Magnetek indefinite-lived trademark is the relief from royalty method. If the recorded book value of the trademark is in excess of the calculated fair value, an impairment is indicated. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing the analysis, it was determined that the fair value of the Magnetek indefinite-lived trademark exceeded its carrying value, and as such, no other impairment was recorded.

Purchase Price Allocations for Business Combinations. During the fiscal year ended March 31, 2017, we completed a business combination for a total purchase price of $248,246,000. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and assigned value to trademarks and trade names, customer relationships, favorable supply agreements, backlog, and technology. We estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models and estimates of replacement cost. These valuations support the conclusion that identifiable intangible assets had a value of $143,039,000. The resulting goodwill was $150,386,000.

Assigning value to intangible assets requires estimates used in projecting relevant future cash flows and estimates of replacement costs, in addition to estimating useful lives of such assets.

Accounts Receivable Reserves.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts, and analyzing the accounts receivable aging. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  At March 31, 2018 the allowance for doubtful accounts totaled $3,520,000.

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

Balance as of March 31, 2018
Property, plant and equipment, net	$113.1
Acquired intangibles with estimable useful lives	214.9
Other assets	17.8

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

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 21 to the accompanying consolidated financial statements included in this March 31, 2018 10-K report.

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

In fiscal 2018, 47% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our fiscal year 2017 acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $15,200,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,000,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. The notional amount of these derivatives is $215,130,000, and all of the contracts mature by January 31, 2022. From its March 31, 2018 balance of accumulated other comprehensive gain (loss), or “AOCL,” the Company expects to reclassify approximately $132,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.
The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,500,000 and all of the contracts mature by June 30, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $13,474,000 and all contracts mature by March 31, 2019. From its March 31, 2018 balance of AOCL, the Company expects to reclassify approximately $10,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company entered into two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $229,830,000 as of March 31, 2018. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2018 balance of AOCL, the Company expects to reclassify approximately $503,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2018:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1917, but we are unable to determine the specific year.

Buffalo, New York
May 30, 2018

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,021	$77,591
Trade accounts receivable, less allowance for doubtful accounts ($3,520 and $2,676, respectively)	127,806	111,569
Inventories	152,886	130,643
Prepaid expenses and other	16,582	21,147
Total current assets	360,295	340,950
Net property, plant, and equipment	113,079	113,028
Goodwill	347,434	319,299
Other intangibles, net	263,764	256,183
Marketable securities	7,673	7,686
Deferred taxes on income	32,442	61,857
Other assets	17,759	14,840
Total assets	$1,142,446	$1,113,843
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$46,970	$40,994
Accrued liabilities	99,963	97,397
Current portion of long-term debt	60,064	52,568
Total current liabilities	206,997	190,959
Senior debt, less current portion	33	41
Term loan and revolving credit facility	303,221	368,710
Other non-current liabilities	223,966	212,783
Total liabilities	734,217	772,493
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 23,045,479 and 22,565,613 shares issued and outstanding	230	226
Additional paid-in capital	269,360	258,853
Retained earnings	197,897	179,735
Accumulated other comprehensive loss	(59,258)	(97,464)
Total shareholders’ equity	408,229	341,350
Total liabilities and shareholders’ equity	$1,142,446	$1,113,843

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$839,419	$637,123	$597,103
Cost of products sold	554,845	444,191	409,840
Gross profit	284,574	192,932	187,263
Selling expenses	101,956	77,319	72,858
General and administrative expenses	83,350	69,928	61,418
Research and development expenses	13,617	10,482	7,393
Impairment of intangible asset	—	1,125	—
Amortization of intangibles	15,552	8,105	5,024
Income from operations	70,099	25,973	40,570
Interest and debt expense	19,733	10,966	7,904
Cost of debt refinancing	—	1,303	—
Investment (income) loss, net	(157)	(462)	(796)
Foreign currency exchange loss (gain), net	1,539	1,232	2,215
Other (income) expense, net	(701)	(93)	(377)
Income from continuing operations before income tax expense	49,685	13,027	31,624
Income tax expense	27,620	4,043	12,045
Net income	$22,065	$8,984	$19,579

Average basic shares outstanding	22,841	20,591	20,079
Average diluted shares outstanding	23,335	20,888	20,315

Basic income per share	$0.97	$0.44	$0.98

Diluted income per share	$0.95	$0.43	$0.96

Dividends declared per common share	$0.17	$0.16	$0.16

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2018	2017	2016
	(In thousands)
Net income	$22,065	$8,984	$19,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,717	(9,379)	3,650
Pension liability adjustments, net of taxes of $(4,981), $(6,043), and $4,635	12,047	9,453	(5,394)
Other post retirement obligations adjustments, net of taxes of $(153), $(317), and $(372)	484	524	604
Split-dollar life insurance arrangement adjustments, net of taxes of $(70), $(82), and $(66)	206	131	105
Change in derivatives qualifying as hedges, net of taxes of $(1,519), $900, and $430	3,563	(3,514)	(1,031)
Change in investments:
Unrealized holding (loss) gain arising during the period, net of taxes of $(124), $(93), and $43	189	173	(79)
Reclassification adjustment for gain included in net income, net of taxes of $0, $56, and $83	—	(105)	(154)
Net change in unrealized gain (loss) on investments	189	68	(233)
Total other comprehensive income (loss)	38,206	(2,717)	(2,299)
Comprehensive income	$60,271	$6,267	$17,280

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2015	$200	$203,156	$157,811	$(92,448)	$268,719
Net income 2016	—	—	19,579	—	19,579
Dividends declared	—	—	(3,217)	—	(3,217)
Change in foreign currency translation adjustment	—	—	—	3,650	3,650
Change in net unrealized gain on investments, net of tax of $126	—	—	—	(233)	(233)
Change in derivatives qualifying as hedges, net of tax of $430	—	—	—	(1,031)	(1,031)
Change in pension liability and postretirement obligations, net of tax of $4,197	—	—	—	(4,685)	(4,685)
Stock compensation - directors	—	440	—	—	440
Stock options exercised, 16,033 shares	1	242	—	—	243
Stock compensation expense	—	3,623	—	—	3,623
Tax effect of exercise of stock options	—	118	—	—	118
Shares retired	—	(10)	—	—	(10)
Restricted stock units released, 75,370 shares, net of shares withheld for minimum statutory tax obligation	—	(887)	—	—	(887)
Balance at March 31, 2016	$201	$206,682	$174,173	$(94,747)	$286,309
Net income 2017	—	—	8,984	—	8,984
Dividends declared	—	—	(3,422)	—	(3,422)
Change in foreign currency translation adjustment	—	—	—	(9,379)	(9,379)
Change in net unrealized gain on investments, net of tax of $(37)	—	—	—	68	68
Change in derivatives qualifying as hedges, net of tax of $900	—	—	—	(3,514)	(3,514)
Change in pension liability and postretirement obligations, net of tax of $(6,442)	—	—	—	10,108	10,108
Stock compensation - directors	—	440	—	—	440
Stock options exercised, 27,848 shares	2	439	—	—	441
Stock compensation expense	—	5,474	—	—	5,474
Tax effect of exercise of stock options	—	(197)	—	—	(197)
Issuance of 2,273,000 shares of common stock in January 2017 offering at $22.00 per share, net of issuance costs of $2,700	23	47,283	—	—	47,306
Restricted stock units released, 154,897 shares, net of shares withheld for minimum statutory tax obligation	—	(1,268)	—	—	(1,268)
Balance at March 31, 2017	$226	$258,853	$179,735	$(97,464)	$341,350
Net income 2018	—	—	22,065	—	22,065
Dividends declared	—	—	(3,903)	—	(3,903)
Change in foreign currency translation adjustment	—	—	—	21,717	21,717
Change in net unrealized gain on investments, net of tax of $(124)	—	—	—	189	189
Change in derivatives qualifying as hedges, net of tax of $(1,519)	—	—	—	3,563	3,563
Change in pension liability and postretirement obligations, net of tax of $(5,205)	—	—	—	12,737	12,737
Stock compensation - directors	—	430	—	—	430
Stock options exercised, 363,091 shares	4	6,328	—	—	6,332
Stock compensation expense	—	5,156	—	—	5,156
Restricted stock units released, 116,775 shares, net of shares withheld for minimum statutory tax obligation	—	(1,407)	—	—	(1,407)
Balance at March 31, 2018	$230	$269,360	$197,897	$(59,258)	$408,229
 See accompanying notes.

COLUMBUS McKINNON CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2018	2017	2016
Operating activities:	(In thousands)
Net income	$22,065	$8,984	$19,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,136	25,162	20,531
Deferred income taxes and related valuation allowance	19,968	489	7,336
Loss on sale of real estate/investments and other	47	14	34
Cost of debt repricing/refinancing	619	1,303	—
Impairment of tangible assets	—	—	429
Amortization of deferred financing costs and discount on debt	2,681	1,015	600
Stock-based compensation	5,586	5,914	4,063
Purchase accounting adjustment related to working capital amortization	—	8,852	—
Net loss on foreign exchange option	—	1,590	—
Impairment of intangible asset	—	1,125	—
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(9,308)	(785)	12,409
Inventories	(12,249)	8,173	2,483
Prepaid expenses and other	1,727	6,121	(375)
Other assets	3,338	(3,044)	3,179
Trade accounts payable	3,833	1,002	(5,308)
Accrued liabilities	11,918	(2,380)	(5,799)
Non-current liabilities	(16,700)	(3,085)	(6,516)
Net cash provided by operating activities	69,661	60,450	52,645
Investing activities:
Proceeds from sales of marketable securities	653	12,336	5,869
Purchases of marketable securities	(327)	(1,571)	(4,311)
Capital expenditures	(14,515)	(14,368)	(22,320)
Net loss on foreign exchange option	—	(1,590)	—
Purchases of businesses, net of cash acquired	—	(218,846)	(182,467)
Net payment to former STAHL owner	(14,750)	—	—
Cash paid for equity investment	(3,359)	—	—
Net cash used for investing activities	(32,298)	(224,039)	(203,229)
Financing activities:
Proceeds from the issuance of common stock	6,332	50,439	242
Payment of dividends	(3,658)	(3,326)	(3,212)
Restricted cash related to purchase of business	—	(588)	—
Net borrowings (repayments) under lines of credit	—	(155,000)	154,057
Repayment of debt	(60,144)	(125,730)	(13,187)
Proceeds from issuance of long term debt	—	445,000	—
Fees related to debt repricing/refinancing and equity offerings	(619)	(19,409)	—
Other	(1,413)	(1,265)	(897)
Net cash (used for) provided by financing activities	(59,502)	190,121	137,003
Effect of exchange rate changes on cash	7,569	(544)	2,128
Net change in cash and cash equivalents	(14,570)	25,988	(11,453)
Cash and cash equivalents at beginning of year	77,591	51,603	63,056
Cash and cash equivalents at end of year	$63,021	$77,591	$51,603

Supplementary cash flows data:
Interest paid	$18,914	$10,633	$7,649
Income taxes paid, net of refunds	$706	$1,893	$4,175
Property, plant and equipment purchases included in trade accounts payable	$—	$—	$1,638
Non cash release of restricted cash	$294	$—	$822
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

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During fiscal 2018, approximately 53% of sales were to customers in the United States.

2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $2,683,000, $1,748,000, and $1,690,000 in fiscal 2018, 2017, and 2016, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 10% of the Company’s employees are represented by three separate U.S. collective bargaining agreements which expire May 2020, April 2021, and September 2021.

Consolidation

These consolidated financial statements include the accounts of the Company and its global subsidiaries; all significant intercompany accounts and transactions have been eliminated.

Equity Method Investment

The Company has an investment in Eastern Morris Cranes Company Limited (EMC) whose principal activity is to manufacture various electrical overhead traveling cranes. This investment represents a minority ownership interest that is accounted for under the equity method of accounting since the Company has significant influence over the investee. As a result, the Company records its portion of the gains and losses incurred by this entity in Investment (income) loss in the consolidated statements of operations.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates during the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss (gain). There were net losses, including changes in the fair value of derivatives, on foreign currency transactions of approximately $1,539,000, $1,232,000, and $2,215,000 in fiscal 2018, 2017, and 2016, respectively.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  The Company’s one segment is subdivided into four reporting units. Further, as discussed in Note 21, in January 2017 the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)," which removes the requirement to compare the implied fair value of goodwill with its carrying value amount as part of step two of the goodwill test. Therefore, an impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value (step one).

When the Company evaluates the potential for goodwill impairment, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, the Company performs a quantitative test.

To perform the quantitative impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate, and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

The Company performed its qualitative assessment as of February 28, 2018 and determined that the quantitative goodwill impairment test was not required for both the Rest of Products reporting unit and the Duff-Norton reporting unit. Based on various conditions in the current fiscal year, such as the Company's financial performance, macroeconomic conditions, and other company specific events, the Rest of Products and Duff Norton reporting units' fair value was likely not less than its applicable carrying value. See Note 8 for further discussion of goodwill and intangible assets.

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

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics, and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses management estimates, discounted cash flow calculations, and appraisals where necessary. No impairment was recorded related to long-lived assets in the current year.

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

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our acquisitions) are tested for impairment on an annual basis. When the Company evaluates the potential for impairment of intangible assets, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, it was determined that the fair value of trademarks exceeded their book values, and as such, no impairment was recorded.

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 30% and 29% of inventories at March 31, 2018 and March 31, 2017, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results. Included within other assets is a building that is held for sale in the amount of $425,000 at March 31, 2018 and 2017. The building was closed as part of the Company's fiscal 2010 restructuring activities. During the year ended March 31, 2018 the Company did not change the assets held for sale value.

Research and Development

For its fiscal 2018 financial statements, the Company has reclassified research and development (R&D) expenses previously recorded in general and administrative expense into a separate line item on the consolidated statements of operations. All periods presented have been revised to reflect this presentation. With the acquisitions of Magnetek in September 2015 and STAHL CraneSystems (“STAHL”) in January 2017, the Company expects R&D costs to factor more prominently in our cost structure. Therefore, the new presentation of R&D costs provides transparency into these costs. Consistent with prior periods, the Company continues to account for R&D expenses in accordance with the provisions of ASC 730 and are expensed as incurred.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” This standard requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on the grant date fair value of the award.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense depending on the nature of the service of the employee receiving the award.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. See Note 14 for further discussion of stock-based compensation.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Warranties

The Company offers warranties for certain products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year, and for certain products, a lifetime warranty. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim. Changes in the Company’s product warranty accrual are as follows:

	March 31,
	2018	2017
Balance at beginning of year	$4,081	$1,229
Accrual for warranties issued	2,716	1,988
Warranties settled	(3,006)	(2,084)
Warranties assumed in STAHL acquisition	—	2,948
Balance at end of year	$3,791	$4,081

3.    Acquisitions

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

In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. Of this amount, $294,000 was paid to the seller in July 2017 and the remaining $294,000 is expected to be paid in July 2018. The Company has recorded short term restricted cash on its consolidated balance sheets of $294,000 within prepaid expenses and a short term liability of $294,000 within accrued liabilities at March 31, 2018.

The allocation of the purchase price to the assets and liabilities of Ergomatic is now complete as the measurement period has closed. The identifiable intangible assets acquired primarily includes engineered drawings of $677,000 with an estimated useful life of 20 years. The assignment of the purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Working capital	$212
Property, plant, and equipment	246
Intangible assets	717
Total purchase consideration	$1,175

On January 31, 2017, the Company completed its acquisition of STAHL for $217,773,000, net of cash acquired. STAHL is a leading manufacturer of explosion-protected hoists and crane components as well as provides custom engineered lifting solutions and hoisting technology with annual sales of approximately $170,000,000. STAHL serves independent crane builders and Engineering Procurement and Construction (EPC) firms, providing products to a variety of end markets including automotive, general manufacturing, oil & gas, steel & concrete, power generation, as well as process industries such as chemical and pharmaceuticals.

The results of STAHL included in the Company’s consolidated financial statements from the date of acquisition are net sales and income (loss) from operations of $24,682,000 and ($6,022,000), respectively for the year ended March 31, 2017 and $173,166,000 and $18,553,000, respectively for the year ended March 31, 2018. STAHL's loss from operations for the year ended March 31,

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

2017 includes acquisition-related inventory amortization of $8,852,000. These costs have been included in cost of goods sold. Acquisition expenses incurred by the Company total $8,454,000 and were all incurred in fiscal 2017 and have been recorded in general and administrative expenses. Additionally, in fiscal 2018 the Company incurred $8,763,000 in STAHL integration costs.

To finance the STAHL acquisition, the Company, completed securing a $545,000,000 debt facility (New Facilities) with JPMorgan Chase Bank, N.A. (JP Morgan Chase Bank). The New Facilities consist of a New Revolving Facility in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan. Proceeds from the New Facility were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company’s existing Term Loan and Credit Facility. During fiscal 2018 and 2017 the Company had not drawn on the New Revolving Facility and had repaid $57,037,000 and $12,500,000, respectively on the 1st Lien Term Loan. Please refer to Note 11 for additional information related to the Company's debt facilities.

In addition to the debt borrowing described above, the Company entered into an agreement to sell in aggregate 2,273,000 shares of Common Shares to the following purchasers: Adage Capital Management, LP; Heights Capital Management, Inc.; and UBS O'Connor LLC. The sale of the shares closed on January 30, 2017 at a price per Common Share of $22.00, generating gross proceeds of approximately $50,000,000. The purchase agreement for the shares required the Company to file an initial registration statement registering the common shares issued to the purchasers for resale. The filing of the registration statement was completed and declared effective on April 28, 2017.

The allocation of the purchase price to the assets and liabilities of STAHL is now complete as the measurement period has closed. The excess consideration of $150,386,000 recorded as goodwill reflects an increase of $64,000 from that which was recorded as of March 31, 2017. The increase is due to an adjustment to the amount allocated to STAHL's other assets and other liabilities offset by a decrease due to a payment received in the first quarter of fiscal 2018 from the prior owner of STAHL as a result of a working capital true up. The identifiable intangible assets acquired include customer relationships of $120,220,000, trademark and trade names of $18,191,000, patents and technology of $2,660,000, and other intangibles totaling $1,968,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 16 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes.

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows:

Cash	$30,473
Working capital	18,593
Property, plant, and equipment	14,234
Intangible assets	143,039
Other assets	233
Other liabilities	(75,162)
Deferred taxes, net	(33,550)
Goodwill	150,386
Total	$248,246

For each of the Company's acquisitions disclosed, goodwill represents future economic benefits arising from other assets acquired that do not meet the criteria for separate recognition apart from goodwill, including assembled workforce, growth opportunities, and increased presence in the markets served by the acquired companies.

Included within accrued liabilities at March 31, 2017 is $14,103,000 due to the former owner of STAHL related to a profit distribution agreement in place prior to the acquisition. This was paid to the former owner during the first quarter of fiscal 2018.

See Note 4 for assumptions used in determining the fair values of of the intangible assets acquired.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions had occurred as of April 1, 2016. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of April 1, 2016 and are not necessarily indicative of future results of the combined companies (in thousands, except per share data):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2018	2017
Net sales	$839,419	$777,847
Net income	$22,065	$20,699
Net income per share - Basic	$0.97	$0.92
Net income per share - Diluted	$0.95	$0.91

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

The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's annuity contract is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in other assets on the Company's consolidated balance sheet. The Company uses quoted prices in an inactive market when valuing its term loan and, consequently, the fair value is based on Level 2 inputs. The carrying value of the Company’s senior debt approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, its fair value is based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$7,673	$7,673	$—	$—
Annuity contract	2,575	—	2,575	—
Derivative assets (liabilities):
Foreign exchange contracts	107	—	107	—
Interest rate swap asset	3,961	—	3,961	—
Cross currency swap liability	(40,237)	—	(40,237)	—
Cross currency swap asset	2,204	—	2,204	—

Disclosed at fair value:
Term loan	$(378,504)	$—	$(378,504)	$—
Senior debt	(98)	—	(98)	—

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$7,686	$7,686	$—	$—
Annuity contract	2,898	—	2,898	—
Derivative assets (liabilities):
Foreign exchange contracts	18	—	18	—
Interest rate swap liability	(1,808)	—	(1,808)	—
Interest rate swap asset	1,394	—	1,394	—
Cross currency swap liability	(7,580)	—	(7,580)	—
Cross currency swap asset	3,237	—	3,237	—
Disclosed at fair value:
Term loan	$(436,555)	$—	$(436,555)	$—
Senior debt	(3,159)	—	(3,159)	$—

The Company did not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2018, the term loan, revolving credit facility, and senior debt have been recorded at carrying value which approximates fair value.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Fiscal 2018 Non-Recurring Measurements

During fiscal 2018, the Company terminated certain employees in connection with its overall STAHL integration plan. The Company incurred $4,163,000 in severance and other employee termination costs. The costs incurred were calculated at fair value on a non-recurring basis using Level 3 inputs which included expected payments. Of this, $1,809,000 is unpaid and included within accrued liabilities on the Company's consolidated balance sheets.

During fiscal 2018 the Company performed a qualitative analysis of the fair value of its Rest of Products and Duff-Norton reporting units for its goodwill impairment testing. The qualitative analysis did not require the use of non-recurring fair value measurements. A similar qualitative analysis was also performed for the Company's STAHL and Unified Industries indefinite-lived intangible assets.

The Company performed a quantitative analysis to evaluate whether the indefinite-lived intangible assets of Magnetek were impaired. In performing this analysis, a royalty rate of 2.7% and a discount rate of 10.0% was used.

Fiscal 2017 Non-Recurring Measurements

Assets and liabilities that were measured on a non-recurring basis during fiscal 2017 include assets and liabilities acquired in connection with the acquisition of STAHL and Ergomatic described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the excess earnings approach, cost approach, relief from royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

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

Additional assets and liabilities that were measured on a non-recurring basis during fiscal 2017 include the net assets of the Company’s Rest of Products and Duff-Norton reporting units. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

The fiscal 2017 Step 1 goodwill impairment test consisted of determining a fair value of the Company’s Rest of Products and Duff-Norton reporting units on a quantitative basis. The fair value for the Company’s Rest of Products and Duff-Norton reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of its Rest of Products and Duff-Norton reporting units, using Level 3 inputs. To estimate the fair value of the Rest of Products and Duff-Norton reporting units, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.

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

After performing the valuation above, the Company determined that the indefinite-lived STB intangible trademark asset was fully impaired in fiscal 2017. The impairment was due to lower cash flows and royalty rates than at the time of the acquisition. The total impairment loss of $1,125,000 was recorded within intangible asset impairment on the Company's statement of operations.

See Note 8 for additional discussion on the Company's goodwill impairment assessment and the conclusions reached.

5.     Inventories

Inventories consisted of the following:

	March 31,
	2018	2017
At cost—FIFO basis:
Raw materials	$84,492	$74,716
Work-in-process	43,140	39,117
Finished goods	40,321	33,666
	167,953	147,499
LIFO cost less than FIFO cost	(15,067)	(16,856)
Net inventories	$152,886	$130,643

There were LIFO liquidations resulting in $547,000 and $384,000 of additional income in fiscal 2017 and 2016 income, respectively. LIFO liquidations were not material during fiscal 2018.

6.     Marketable Securities and Other Investments

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  We also consider the nature of the underlying investments, our intent and ability to hold the investments until their market values recover, and other market conditions in making this assessment. Based on this assessment, no other-than-temporary impairment charge has been recorded during fiscal 2018, 2017, or 2016.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

During fiscal 2017, CMIC obtained approval from the New York State Department of Finance Services to loan up to $10,000,000 to the Company based on arms-length terms and conditions.  CMIC initially loaned $6,000,000 to the Company during fiscal 2017. To fund this intercompany loan, CMIC sold a portion of its marketable security portfolio with a cost of $5,938,000 and a fair value of $6,000,000 resulting in a realized gain of $62,000. During fiscal 2018 the loan was increased to $10,000,000 to settle intercompany payables due to CMIC.

The following is a summary of available-for-sale securities at March 31, 2018 (In thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,149	$588	$64	$7,673

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2018 are as follows (In thousands):

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,859	$26
Securities in a continuous loss position for more than 12 months	1,285	38
	$3,144	$64

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses, and other factors and determined that the unrealized losses at March 31, 2018 were temporary in nature.

Net realized gains and losses related to sales of marketable securities are included in investment (income) loss in the consolidated statements of operations. There were no material net realized gains and losses in fiscal 2018. Net realized gains were $161,000, and $235,000, in fiscal years 2017 and 2016, respectively.

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

Net unrealized gains included in the balance sheet amounted to $524,000 at March 31, 2018 and $211,000 at March 31, 2017. The amounts, net of related deferred tax liabilities of $110,000 and $74,000 at March 31, 2018 and 2017, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

On December 21, 2017, the Company purchased a 49% ownership of Eastern Morris Cranes Company Limited (EMC), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, for $3,359,000. This represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment value was increased for the Company's ownership percentage of income earned by EMC during the fiscal year. The investment's carrying value as of March 31, 2018 is $3,404,000 and has been accounted for as an equity method investment. It is presented in other assets in the consolidated balance sheet. The March 31, 2018 trade accounts receivable balance due from EMC is $4,930,000 and is comprised of amounts due for the sale of goods and services in the ordinary course of business. In trade accounts payable there is $196,000 due to EMC as of March 31, 2018 for services performed.

7.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2018	2017
Land and land improvements	$7,031	$6,585
Buildings	42,330	41,536
Machinery, equipment, and leasehold improvements	275,685	221,569
Construction in progress	13,461	10,543
	338,507	280,233
Less accumulated depreciation	225,428	167,205
Net property, plant, and equipment	$113,079	$113,028

Buildings include assets recorded under capital leases amounting to $4,838,000 as of March 31, 2018 and 2017.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $1,434,000 and $1,017,000 as of March 31, 2018 and 2017, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $4,329,000 and $3,953,000 at March 31, 2018 and 2017, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $20,584,000, $17,057,000, and $15,507,000 for the years ended March 31, 2018, 2017, and 2016, respectively.

Gross property, plant, and equipment includes capitalized software costs of $38,937,000 and $34,386,000 at March 31, 2018 and 2017, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $17,754,000 and $14,792,000 at March 31, 2018 and 2017, respectively.  Amortization expense on capitalized software costs was $3,151,000, $4,357,000, and $2,085,000 during the years ended March 31, 2018, 2017, and 2016, respectively.

During fiscal year 2019, the Company initiated a process to sell the assets of two of its product lines. The assets of these product lines totaled $4,701,000 at March 31, 2018. The asset sales are expected to be completed within the next 12 months.

8.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units as of March 31, 2018 and 2017.  Only two of the four reporting units carried goodwill at March 31, 2018 and March 31, 2017. The Duff-Norton reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,721,000 and $9,555,000 at March 31, 2018 and 2017, respectively, and the Rest

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $337,713,000 and $309,744,000 at March 31, 2018 and 2017, respectively. During fiscal 2017 STAHL was determined to be part of the Rest of Products reporting unit.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, we proceed to a quantitative impairment test. We performed the qualitative assessment as of February 28, 2018 and determined that it was not more likely than not that the fair value of each of our reporting units was less than their applicable carrying value. Accordingly, we did not perform the quantitative goodwill impairment test for any of our reporting units during fiscal 2018.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we proceed to a quantitative impairment test. We performed the qualitative assessment as of February 28, 2018 and determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than that its applicable carrying value, other than Magnetek's indefinite-lived trademark. We proceeded to the quantitative test for this intangible asset. The methodology used to value the Magnetek indefinite-lived trademark is the relief from royalty method. If the recorded book value of the trademark is in excess of the calculated fair value, an impairment is indicated. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing the analysis, it was determined that the fair value of the Magnetek indefinite-lived trademark exceeded its carrying value, and as such, no impairment was recorded.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the years ended March 31, 2018 and 2017 is as follows:

Balance at April 1, 2016	$170,716
Acquisition of STAHL (See Note 3)	150,322
Currency translation	(1,739)
Balance at March 31, 2017	$319,299
STAHL measurement period adjustment (see Note 3)	64
Currency translation	28,071
Balance at March 31, 2018	$347,434

Goodwill is recognized net of accumulated impairment losses of $107,000,000 as of March 31, 2018 and 2017, respectively. There were no goodwill impairment losses recorded in fiscal 2018, 2017, or 2016.

Intangible assets at March 31, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,875	$(3,299)	$2,576
Indefinite-lived trademark	48,874	—	48,874
Customer relationships	199,045	(27,887)	171,158
Acquired technology	46,898	(7,436)	39,462
Other	3,936	(2,242)	1,694
Balance at March 31, 2018	$304,628	$(40,864)	$263,764

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Intangible assets at March 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,151	$(2,616)	$2,535
Indefinite-lived trademark	46,018	—	46,018
Customer relationships	177,983	(14,873)	163,110
Acquired technology	46,574	(4,603)	41,971
Other	3,471	(922)	2,549
Balance at March 31, 2017	$279,197	$(23,014)	$256,183

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows.  The weighted-average amortization periods are 17 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a book value of $48,874,000 have an indefinite useful life and are therefore not being amortized. Total amortization expense was $15,552,000, $8,105,000, and $5,024,000 for fiscal 2018, 2017, and 2016, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $16,000,000.

Intangible assets are recognized net of accumulated impairment losses of $1,125,000 as of March 31, 2018 and 2017, respectively.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with four counterparties as of March 31, 2018.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of March 31, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2018, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2018 fair values reflected in the table below. During the year ended March 31, 2018, the Company was not in default of any of its derivative obligations.

As of March 31, 2018 and 2017, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $215,130,000, and all of the contracts mature by January 31, 2022. From its March 31, 2018 balance of AOCL, the Company expects to reclassify approximately $132,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,500,000 and all of the contracts mature by June 30, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $13,474,000 and all contracts mature by March 31, 2019. From its March 31, 2018 balance of AOCL, the Company expects to reclassify approximately $10,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $229,830,000 as of March 31, 2018. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2018 balance of AOCL, the Company expects to reclassify approximately $503,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the consolidated statements of operations for the years ended March 31, 2018, 2017, and 2016 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2018	Foreign exchange contracts	$(219)	Cost of products sold	$(196)
2018	Interest rate swap	$1,339	Interest expense	$(1,879)
2018	Cross currency swap	$(24,838)	Foreign currency exchange loss (gain)	$(25,206)

2017	Foreign exchange contracts	$200	Cost of products sold	$(40)
2017	Interest rate swap	$281	Interest expense	$(819)
2017	Cross currency swap	$(3,686)	Foreign currency exchange loss (gain)	$1,168

2016	Foreign exchange contracts	$(186)	Cost of products sold	$74
2016	Interest rate swap	$(2,025)	Interest Expense	$(1,254)

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
March 31,
2018	Foreign currency exchange loss (gain)	$(11)
2017	Foreign currency exchange loss (gain)	$(110)
2016	Foreign currency exchange loss (gain)	$32

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of March 31, 2018 and 2017 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2018	2017
Foreign exchange contracts	Prepaid expenses and other	$213	$161
Foreign exchange contracts	Accrued Liabilities	(75)	(123)
Interest rate swap	Prepaid expenses and other	662	—
Interest rate swap	Other Assets	3,299	1,394
Interest rate swap	Accrued Liabilities	—	(1,808)
Cross currency swap	Prepaid expenses and other	2,204	3,237
Cross currency swap	Accrued liabilities	(2,028)	(121)
Cross currency swap	Other non current liabilities	(38,209)	(7,459)

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2018	2017
Foreign exchange contracts	Prepaid expenses and other	$—	$2
Foreign exchange contracts	Accrued Liabilities	(31)	(22)

10.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2018	2017
Accrued payroll	$37,391	$25,151
Accrued income taxes payable	5,568	2,287
Accrued health insurance	1,606	2,982
Accrued general and product liability costs	3,500	3,500
Customer advances, deposits, and rebates	18,911	19,210
Profit sharing	—	14,103
Other accrued liabilities	32,987	30,164
	$99,963	$97,397

Accrued liabilities at March 31, 2017 included $14,103,000 due to the former owner of STAHL related to a profit distribution agreement in place prior to the acquisition. This liability was paid in full during fiscal 2018.

Consolidated other non-current liabilities of the Company consisted of the following:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2018	2017
Accumulated postretirement benefit obligation	$2,835	$3,615
Accrued general and product liability costs	10,082	9,835
Accrued pension cost	131,725	147,121
Cross currency swap	38,209	7,459
Deferred income tax	30,262	28,689
Other non-current liabilities	10,853	16,064
	$223,966	$212,783

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

11.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2018	2017
Capital lease obligations	$98	$551
Total senior debt	98	551
Debt assumed in the acquisition of STAHL	—	2,608
Term loan	375,463	432,500
Unamortized deferred financing costs, net	(12,243)	(14,340)
Total debt	363,318	421,319
Less: current portion	60,064	52,568
Total debt, less current portion	$303,254	$368,751

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

As described in Note 2, on January 31, 2017 the Company entered into a New Credit Agreement ("New Credit Agreement") and $545,000,000 of new debt facilities ("New Facilities") in connection with the STAHL acquisition. The New Facilities consist of a New Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("New Term Loan"). Proceeds from the New Facilities were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company's Replaced Revolving Credit Facility and Replaced Term Loan. The New Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2018 the Company has not drawn from the Revolver.

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

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2017 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions as of March 31, 2018 and 2017.

The New Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The New Credit Agreement allows, but limits our ability to pay dividends.

On February 26, 2018, the Company amended the New Credit Agreement (known as the "Amended Credit Agreement"). The Amended Credit Agreement has the same terms mentioned above except for a reduction in interest rates. The applicable rate for the repriced term loan was reduced from 3.00% to 2.50%. The Company has accounted for the Amended Credit Agreement as a debt modification, therefore, debt repricing fees incurred in fiscal 2018 were expensed as general and administrative expenses and the deferred financing fees incurred as part of the New Credit Agreement (discussed below) remain unchanged.

As mentioned above, on January 31, 2017 the Company borrowed $445,000,000 under the New Term Loan. The Company repaid the amount outstanding for the Replaced Revolving Credit Facility and Replaced Term Loan ($131,500,000 and $103,125,000, respectively) plus $652,000 in accrued interest and fees. The cost of debt refinancing on the Company's consolidated statement of operations includes the write-off of previously unamortized deferred financing costs and other expenses of $1,303,000 in fiscal 2017.

The outstanding balance of the New Term Loan was $375,463,000 and $432,500,000 as of March 31, 2018 and 2017, respectively. The Company made $57,037,000 of principal payment on the New Term Loan during fiscal 2018 and $9,375,000 of principal payments on the Replaced Term Loan and $12,500,000 of principal payment on the New Term Loan during fiscal 2017. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the New Revolving Credit Facility and $4,478,000 outstanding letters of credit as of March 31, 2018. The outstanding letters of credit at March 31, 2018 consisted of $745,000 in commercial letters of credit and $3,733,000 of standby letters of credit.

In connection with the acquisition of STAHL, the Company assumed a loan that STAHL CraneSystems Shanghai Co Ltd ("STAHL China") entered into on November 22, 2016 with Dalian Konecranes Co Ltd ("Konecranes"). The principal amount loaned to STAHL China in the amount of 18,000,000 Yuan (approximately $2,608,000 as of March 31, 2017) was used to meet working capital needs. The annual interest rate was 4.35% with an original maturity date of February 24, 2017. The term of the loan was extended through a loan amendment with a new maturity date of May 24, 2017. Therefore, this loan was classified in current portion of long-term debt at March 31, 2017. The Company repaid the loan in full in fiscal 2018.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2018 and 2017. The accumulated amortization balances were $2,447,000 and $350,000 as of March 31, 2018 and 2017, respectively. All of the deferred financing costs on the Replaced Term Loan were extinguished and are included in the cost of debt refinancing on the Company's consolidated statement of operations as of March 31, 2017.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The gross balance of deferred financing costs associated with the New Revolving Credit Facility and Replaced Revolving Credit Facility are included in other assets is $2,789,000 as of March 31, 2018 and March 31, 2017. The accumulated amortization balances were $651,000 and $93,000 as of March 31, 2018 and March 31, 2017 respectively. The balance includes $605,000 and $763,000 as of March 31, 2018 and March 31, 2017, respectively, related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the New Revolving Credit Facility. These balances are classified in other assets since no funds were drawn on the New Revolving Credit Facility in fiscal 2018 and 2017.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, North Carolina under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital lease obligations of $98,000 and $551,000 as of March 31, 2018 and 2017, respectively, are included in senior debt in the consolidated balance sheets. $64,000 of the capital lease liability has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

The principal payments obligated to be made as of March 31, 2018 on the above debt are as follows:

FY 2019	$4,515
FY 2020	4,483
FY 2021	4,450
FY 2022	4,450
FY 2023	4,450
Thereafter	353,213
$375,561

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2018, unsecured credit lines totaled approximately $5,176,000, of which $0 was drawn. In addition, unsecured lines of $17,877,000 were available for bank guarantees issued in the normal course of business of which $11,668,000 was utilized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$471,871	$421,147
Benefit obligation assumed in STAHL acquisition	—	72,638
Service cost	2,580	1,779
Interest cost	16,488	16,648
Actuarial (gain) loss	(2,467)	(4,475)
Benefits paid	(35,888)	(31,757)
Settlement	(65)	(883)
Curtailment	(4,082)	—
Foreign exchange rate changes	13,847	(3,226)
Benefit obligation at end of year	$462,284	$471,871

Change in plan assets:
Fair value of plan assets at beginning of year	$321,440	$317,868
Actual gain (loss) on plan assets	29,930	30,164
Employer contribution	11,211	6,140
Benefits paid	(35,888)	(31,757)
Settlement	(65)	(883)
Foreign exchange rate changes	117	(92)
Fair value of plan assets at end of year	$326,745	$321,440

Funded status	$(135,539)	$(150,431)
Unrecognized actuarial loss	65,832	83,030
Unrecognized prior service cost	—	8
Net amount recognized	$(69,707)	$(67,393)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2018	2017
Accrued liabilities	$(3,814)	$(3,310)
Other non-current liabilities	(131,725)	(147,121)
Accumulated other comprehensive loss, before tax	65,832	83,038
Net amount recognized	$(69,707)	$(67,393)

In fiscal 2019, an estimated net loss of $2,379,000 and no prior service costs for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Net periodic pension cost included the following components:

	2018	2017	2016
Service costs—benefits earned during the period	$2,580	$1,779	$2,187
Interest cost on projected benefit obligation	16,488	16,648	13,926
Expected return on plan assets	(21,483)	(22,428)	(19,783)
Net amortization	3,083	3,190	10
Curtailment	5	—	—
Settlement	—	247	—
Other	17	(57)	2,452
Net periodic pension cost (benefit)	$690	$(621)	$(1,208)

During the second quarter of fiscal 2018, the Company amended two of its domestic pension plans. As a result of these amendments, the Company remeasured the pension obligation and net periodic pension cost and recognized a $5,000 curtailment loss. These amendments reduced the pension obligation by $4,082,000 (offset in accumulated other comprehensive loss before income tax effects) during fiscal 2018.

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2018	2017
Projected benefit obligation	$462,284	$471,871
Fair value of plan assets	326,745	321,440

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2018	2017
Accumulated benefit obligation	$457,323	$463,412
Fair value of plan assets	326,745	321,440

Unrecognized gains and losses are amortized through March 31, 2018 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2018	2017	2016
Discount rate	3.49%	3.65%	4.30%
Expected long-term rate of return on plan assets	6.77%	7.23%	7.22%
Rate of compensation increase	0.39%	0.39%	0.44%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2019	2018	2017
Equity securities	46% - 42%	46%	69%
Fixed income	54% - 58%	54%	31%
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The Company's policy is to de-risk the portfolio by increasing liability-hedging investments as the pension liability funded status increases, which is known as the glide path method. Within the table above, cash equivalents are categorized as fixed income as they earn lower returns than equity securities which includes alternative real estate funds (shown in the fair value tables below).

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $11,353,000 to its pension plans in fiscal 2019.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2019	$26,964
2020	27,493
2021	27,781
2022	27,925
2023	28,332
2024-2028	138,531

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$4,111	$5,144
Interest cost	126	152
Actuarial gain	(642)	(841)
Benefits paid	(311)	(344)
Benefit obligation at end of year	$3,284	$4,111

Funded status	$(3,284)	$(4,111)
Unrecognized actuarial gain	(660)	(23)
Net amount recognized	$(3,944)	$(4,134)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2018	2017
Accrued liabilities	$(449)	$(519)
Other non-current liabilities	(2,835)	(3,592)
Accumulated other comprehensive gain, before tax	(660)	(23)
Net amount recognized	$(3,944)	$(4,134)

In fiscal 2019, an estimated loss of $47,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2018, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2018	2017	2016
Interest cost	$126	$152	$189
Net amortization	(5)	—	89
Net periodic postretirement benefit cost	$121	$152	$278

For measurement purposes, healthcare costs are assumed to increase 6.25% in fiscal 2019, grading down over time to 5.0% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 3.75% and 3.60% as of March 31, 2018 and 2017, respectively.

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2019	$458
2020	422
2021	376
2022	342
2023	317
2024-2028	1,186

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement obligation	161	(147)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2018 was $226,000 and the liability at March 31, 2018 is $4,457,000 with $4,320,000 included in other non-current liabilities and $137,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $3,060,000 and $2,917,000 at March 31, 2018 and 2017, respectively.  The balance is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $4,198,000, $3,543,000, and $3,485,000 for the years ended March 31, 2018, 2017, and 2016, respectively. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2018 contributions.

Fair Values of Plan Assets

The Company classified its investments within the categories of equity securities, fixed income securities, alternative real estate, and cash equivalents, as the Company’s management bases its investment objectives and decisions from these four categories.  The Company’s investment policy is to use its glide-path method to de-risk the portfolio by increasing liability-hedging investments as the pension liability funded status increases.

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2018	2017
Asset categories:
Equity securities	$136,777	$220,497
Fixed income securities	174,359	99,700
Alternative real estate	13,230	—
Cash equivalents	2,379	1,243
Total	$326,745	$321,440

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 4. The fair values by category of inputs as of March 31, 2018 and March 31, 2017 were as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2018:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$58,433	$78,344	$—	$—	$136,777
Fixed income securities	34,620	—	121,271	18,468	174,359
Alternative real estate	8,945	4,285	—	—	13,230
Cash equivalents	—	2,379	—	—	2,379
Total	$101,998	$85,008	$121,271	$18,468	$326,745

(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value. These equity investments were purchased in the current year therefore, not shown in the prior year table below.

	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2017:	(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$149,435	$71,062	$—	$220,497
Fixed income securities	32,010	49,524	18,166	99,700
Cash equivalents	1,243	—	—	1,243
Total	$182,688	$120,586	$18,166	$321,440

During fiscal 2018, the Company sold a portion of equity and fixed income securities categorized as level 1 and level 2 in the prior year. These funds were reinvested in equity, fixed income, and alternative real estate investment funds categorized as level 1 and level 2 as of March 31, 2018. A portion of these funds are valued using the NAV practical expedient as the fair value is not publicly available.

Level 1 securities consist of mutual funds with quoted market prices.

The Level 2 fixed income securities are investments in a combination of funds whose underlying investments are in a variety of fixed income securities including foreign and domestic corporate bonds, securities issued by the U.S. government, U.S. and foreign government obligations, and other similar fixed income investments. The fair values of the underlying investments in these funds are generally based on independent broker dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings. The fair values of these funds are determined based on their net asset values which are published daily.  We are not aware of any significant restrictions on the issuances or redemption of shares of these funds

Fair value of Level 3 fixed income securities at the beginning of the year was $18,166,000. During fiscal 2018 fixed income securities earned investment return of $670,000 and had disbursements of $368,000 resulting in an ending balance of $18,468,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements, and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

13.     Employee Stock Ownership Plan (ESOP)

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015 the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2018, 2017, or 2016.

At March 31, 2018 and 2017, 308,000 and 366,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2018 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

14.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  There were no stock options and performance shares excluded from the computation of diluted earnings per share for fiscal 2018 because they were antidilutive. Stock options and performance shares with respect to 340,000 and 282,000 common shares were not included in the computation of diluted earnings per share for fiscal 2017 and 2016, respectively, because they were antidilutive. For the year ended March 31, 2018 an additional 127,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2018	2017	2016
Net income (loss)	$22,065	$8,984	$19,579

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	22,841	20,591	20,079
Effect of dilutive employee stock options, RSU's and performance shares	494	297	236

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	23,335	20,888	20,315

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 13).

During fiscal 2018, the Company adopted ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU No. 2016-09). Among other modifications to accounting for stock based compensation, this ASU requires that assumed proceeds from excess tax benefits and deficiencies are no longer included in the calculation of weighted-average diluted common stock outstanding and are recorded as income tax expense or benefit in the statement of operations. Refer to Note 16 for the impact the adoption had on the Company's financial statements.

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

Stock based compensation expense was $5,586,000, $5,914,000, and $4,063,000 for fiscal 2018, 2017, and 2016, respectively.

Stock compensation expense is included in cost of goods sold, selling, and general and administrative expenses depending on the nature of the service of the employee receiving the award. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

On July 18, 2016, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“LTIP” or the "Plan") which replaced the 2010 Long Term Incentive Plan.  The Company grants share based compensation to eligible participants under the 2016 LTIP. The total number of shares of common stock with respect to which awards may be granted under the plan is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.  As of March 31, 2018, 903,975 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2018 is as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2015	612,149	$18.86
Granted	157,999	24.94
Exercised	(16,033)	15.07
Cancelled	(35,314)	21.90
Outstanding at March 31, 2016	718,801	20.13	6.64	$465
Granted	398,945	17.00
Exercised	(27,848)	15.76
Cancelled	(26,004)	19.06
Outstanding at March 31, 2017	1,063,894	19.10	6.98	$6,477
Granted	227,783	24.33
Exercised	(363,091)	17.43
Cancelled	(6,136)	19.83
Outstanding at March 31, 2018	922,450	21.04	7.56	$13,654
Exercisable at March 31, 2018	306,218	$20.84	5.94	$4,585

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2018. The aggregate intrinsic value of outstanding options as of March 31, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 922,450 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 306,218 exercisable options that were in-the-money at that date. The Company's closing stock price was $35.84 as of March 31, 2018. The total intrinsic value of stock options exercised was $5,851,000, $252,000, and $81,000 during fiscal 2018, 2017, and 2016, respectively.

The grant date fair value of options that vested was $7.42, $8.56, and $8.85 during fiscal 2018, 2017, and 2016, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2018 and 2017 was approximately $6,332,000 and $439,000, respectively. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2018, $2,515,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.7 years.

Exercise prices for options outstanding as of March 31, 2018, ranged from $13.10 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2018:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	397,220	$15.55	6.92
$20.01 to 30.00	525,230	25.19	8.04
	922,450	$21.04	7.56

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides certain information with respect to stock options exercisable at March 31, 2018:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price
$10.01 to $20.00	159,766	$16.13
$20.01 to $30.00	146,452	26.04
	306,218	$20.84

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $7.66, $5.59, and $8.58 for options granted during fiscal 2018, 2017, and 2016, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2018, 2017, and 2016:

	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Assumptions:
Risk-free interest rate	1.42%	1.07%	0.82%
Dividend yield	0.66%	0.98%	0.60%
Volatility factor	0.343	0.379	0.391
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2018, 2017, and 2016 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted stock units for employees prior to fiscal 2018 vest ratably based on service one-third after each of years three, four, and five. Beginning in fiscal 2018 restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2018 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2015	181,015	$20.99
Granted	287,585	19.86
Vested	(87,380)	20.20
Forfeited	(9,718)	22.65
Unvested at March 31, 2016	371,502	$20.26
Granted	171,407	18.06
Vested	(162,502)	19.93
Forfeited	(10,151)	22.81
Unvested at March 31, 2017	370,256	$19.32
Granted	120,271	29.38
Vested	(157,448)	20.39
Forfeited	(12,954)	17.99
Unvested at March 31, 2018	320,125	$22.62

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2018 is $4,994,000 and is expected to be recognized over a weighted average period of 2.4 years.  The fair value of restricted stock units that vested during the year ended March 31, 2018 and 2017 was $3,210,000 and $3,238,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2018, 2017, and 2016. Performance shares granted are based upon the Company’s Consolidated Net Revenue for the two year period ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively. Fiscal year 2018, 2017, and 2016 performance based nonvested shares are recognized as compensation expense based upon their grant date fair value.  This expense is recognized ratably over the three year period that these shares are restricted.  During fiscal 2017, the Company determined that the fiscal year 2017 and 2016 performance shares would not vest due to the performance condition not being met.

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2018 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2015	113,447	$23.35
Granted	41,504	24.94
Vested	(53,298)	19.25
Forfeited	—	—
Unvested at March 31, 2016	101,653	$26.15
Granted	77,349	15.69
Vested	(25,148)	26.79
Forfeited	(35,001)	27.12
Unvested at March 31, 2017	118,853	$18.92
Granted	49,221	25.28
Forfeited	(41,504)	24.94
Unvested at March 31, 2018	126,570	$19.42

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company had $946,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2018 as the performance criteria is not expected to be met.

Directors Stock

During fiscal 2018, 2017, and 2016, a total of 16,667, 27,960, and 19,384 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $25.80, $15.74, and $22.70 for fiscal 2018, 2017, and 2016, respectively. The expense related to the shares for fiscal 2018, 2017, and 2016 was $430,000 for each of the three years.

Shareholder Rights Plan

On March 29, 2018 the Company announced that its Board of Directors had amended the Company's Shareholder Rights Plan, which accelerated the expiration of the Company's preferred share purchase rights to March 31, 2018. Prior to its expiration, preferred share purchase right holders could exercise their rights if a person or group acquired 20% or more of the Company’s common shares or announced a tender offer for 20% or more of the common shares.

Dividends

On March 26, 2018 the Company's Board of Directors approved payment of a quarterly dividend of $0.05 per common share, representing an annual dividend rate of $0.20 per share. The dividend was paid on May 14, 2018 to shareholders of record on May 4, 2018 and totaled approximately $1,150,000.

15.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,582,000 and $13,335,000 of which $10,082,000 and $9,835,000 are included in Other non current liabilities and $3,500,000 in Accrued liabilities for both years as of March 31, 2018 and 2017, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2018	2017	2016
Accrued general and product liability, beginning of year	$13,335	$14,535	$12,530
Add provision for claims	3,965	7,223	5,277
Additional product liability assumed from Magnetek	—	—	1,523
Deduct payments for claims	(3,718)	(8,423)	(4,795)
Accrued general and product liability, end of year	$13,582	$13,335	$14,535

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Along with other manufacturing companies, the Company is subject to various federal, state, and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2019.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,000,000 and $7,700,000 using actuarial parameters of continued claims for a period of 37 years from March 31, 2018.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,235,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2018. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,273,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2018. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following loss contingencies relate to the Company's Magnetek subsidiary:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,074,000 which has been reflected as a liability in the consolidated financial statements at March 31, 2018.

Litigation-Other
In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy with fiscal residence in Italy and, therefore, is subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,300,000 (Euro 1,900,000) were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties together with interest in the amount of approximately $3,200,000 (Euro 2,600,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. The tax authority in Arezzo, Italy issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believes the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015.

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $8,300,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,500,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority had until October 2017 to appeal this decision. In October 2017, Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2005/2006. In November 2017 Magnetek filed a memorandum with the Italian Revenue Service and the Italian Supreme Court in response to the appeal made by the tax authority. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal 2002/2003. The tax court rejected the appeal of the tax authority and canceled the notice of assessment for fiscal 2002/2003. The tax authority may appeal this decision before the Italian Supreme Court by October 15, 2018. The Company believes it will be successful and does not expect to incur a liability related to these assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during fiscal year 2018.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2018. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties, and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $283,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking.  Magnetek intends to continue to vigorously prosecute its declaratory judgment action and to defend against Monsanto’s action against it.  As of March 31, 2018 the Company has recorded $400,000 for legal costs incurred to date and expected to be incurred related to this matter. We cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional costs related to such matters, if any, will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company has recorded total liabilities of $804,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2018 on an undiscounted basis.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

16.     Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act tax reform legislation (the Act), which among other matters reduced the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, under the Act, the Company revalued its ending U.S. net deferred tax assets and recognized a provisional $16,102,000 tax expense in the Company’s consolidated statement of operations for the fiscal year 2018.

The Act implements a territorial tax system and imposes a one-time transition tax based on the Company's total post-1986 earnings and profits (E&P) that it previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability for its foreign subsidiaries, resulting in an increase in income tax expense of $1,500,000. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.
The Company originally recorded a provisional amount for its one-time transition tax liability of $2,500,000 recorded at December 31, 2017. Upon further analysis of certain aspects of the Act and refinement of our calculations for these foreign subsidiaries during the three months ended March 31, 2018, we decreased that provisional amount by $1,000,000, which is included as a component of income tax expense.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the one-time transition tax, withholding tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended March 31, 2018. Our preliminary estimate of the one-time transition tax and the re-measurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Act may require further adjustments and changes in our estimates.

The final determination of the one-time transition tax and the re-measurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Act.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2018	2017	2016
Statutory federal income tax rate (1)	31.55%	35.00%	35.00%
Expected tax at statutory rate	$15,676	$4,560	$11,068
Effect of Tax Reform Act (2)	17,602	—	—
State income taxes net of federal benefit	(37)	893	717
Foreign taxes less than statutory federal rate	(2,667)	(1,921)	(2,370)
Permanent items	(2,220)	2,521	1,187
Valuation allowance	(104)	(829)	2,860
(Utilization)/Expiration of foreign tax credits	—	—	(945)
Research and development credits	(612)	(643)	(200)
Other	(18)	(538)	(272)
Actual tax provision expense	$27,620	$4,043	$12,045

(1) For fiscal 2018, represents the blended rate of 35 percent for the first three quarters of the fiscal year and 21 percent for the fourth quarter.
(2) Represents the discrete expense of the one-time transition tax ($1,500,000) and the remeasurement of our net U.S. deferred tax assets at the new lower U.S. corporate income tax rate ($16,102,000).

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2018	2017	2016
Current income tax expense (benefit):
United States Federal	$1,109	$41	$1,905
State taxes	402	217	441
Foreign	6,141	3,296	2,363
Deferred income tax expense (benefit):
United States	21,177	5,797	7,235
Foreign	(1,209)	(5,308)	101
	$27,620	$4,043	$12,045

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2018	2017
Deferred tax assets:
Federal net operating loss carryforwards	$26,450	$50,786
State and foreign net operating loss carryforwards	10,376	12,151
Employee benefit plans	28,390	42,694
Insurance reserves	3,578	5,355
Accrued vacation and incentive costs	4,625	3,984
Federal tax credit carryforwards	2,476	1,601
Equity compensation	2,285	3,711
Other	3,666	5,330
Valuation allowance	(4,671)	(4,585)
Deferred tax assets after valuation allowance	77,175	121,027
Deferred tax liabilities:
Property, plant, and equipment	(2,785)	(4,016)
Intangible assets	(72,210)	(83,843)
Total deferred tax liabilities	(74,995)	(87,859)
Net deferred tax assets (liabilities)	$2,180	$33,168

The net deferred tax asset decreased in fiscal 2018 primarily as a result of the revaluation of the U.S. deferred tax assets and liabilities to the lower U.S. federal tax rate provided in the Act, discussed above.

The gross amount of the Company’s deferred tax assets were $81,846,000 and $125,612,000 at March 31, 2018 and 2017, respectively.

The valuation allowance includes $3,837,000, $4,370,000, and $3,426,000 related to foreign net operating losses at March 31, 2018, 2017, and 2016, respectively. The decrease in the foreign valuation allowance is primarily due to the use of net operating losses which had valuation allowances recorded against them for certain foreign subsidiaries of the Company.  The Company’s foreign subsidiaries have net operating loss carryforwards that expire in periods ranging from five years to indefinite.

The federal net operating losses arose from the acquisition of Magnetek and have expiration dates ranging from 2020 through 2035. The state net operating losses have expiration dates ranging from 2019 through 2038.  The federal tax credits have expiration dates ranging from 2036 to indefinite.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2018	2017
Net non-current deferred tax assets	$32,442	$61,857
Net non-current deferred tax liabilities	(30,262)	(28,689)
Net deferred tax assets (liabilities)	$2,180	$33,168

Net non-current deferred tax liabilities are included in other non-current liabilities.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Income from continuing operations before income tax expense includes foreign subsidiary income of $25,144,000, $3,071,000, and $5,448,000 for the years ended March 31, 2018, 2017, and 2016, respectively. As of March 31, 2018, the Company had unrecognized deferred tax liabilities related to approximately $120,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the U.S. with the exception of the current earnings from two foreign subsidiaries. Any repatriation of these amounts would not be expected to result in a material increase to income tax expense. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

During fiscal 2018, the Company adopted ASU No. 2016-09. There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2018 and 2017. The tax effect to the Company from these share transactions during fiscal 2018 was a (reduction to) income tax expense of ($1,230,000). Prior to the adoption of this ASU, in fiscal 2017 the tax effect to the Company from these transactions, recorded in additional paid-in capital rather than recognized as a (reduction to) income tax expense, was $(197,000).

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2018	2017	2016
Beginning balance	$975	$1,092	$1,833
Additions for tax positions of the current year	444	—	—
Reductions for prior year tax positions	—	—	—
Settlements	—	—	(771)
Foreign currency translation	20	(9)	30
Lapses in statutes of limitation	(847)	(108)	—
Ending balance	$592	$975	$1,092

The Company had $33,000 and $21,000 accrued for the payment of interest and penalties at March 31, 2018 and 2017, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2018 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions. The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for fiscal 2015 resulting in no adjustments. The Company has no current U.S. income tax examinations or audits.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2015 and in Germany for tax years prior to March 31, 2011. The Company has a current tax examination in Germany for fiscal years 2012 to 2014.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitation prior to March 31, 2019.

17.     Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2018, 2017, and 2016 was $13,020,000, $9,216,000, and $7,532,000, respectively. The fiscal 2018 increase is largely due to the transition to and rental of a new warehouse in North America. The following amounts represent future minimum payment commitments as of March 31, 2018 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2019	8,412	1,776	10,188
2020	5,741	1,316	7,057
2021	4,789	847	5,636
2022	3,800	421	4,221
2023	3,242	309	3,551
Thereafter	8,463	303	8,766
Total	$34,447	$4,972	$39,419

18.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2018	2017	2016
Net sales:
United States	$455,483	$408,911	$382,923
Europe	316,694	169,074	151,702
Canada	20,672	19,718	20,750
Asia Pacific	19,082	13,857	14,310
Latin America	27,488	25,563	27,418
Total	$839,419	$637,123	$597,103

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

	Year Ended March 31,
	2018	2017	2016
Total assets:
United States	$477,712	$474,440	$519,168
Europe	613,842	581,981	199,385
Canada	7,469	9,825	9,665
Asia Pacific	23,630	23,260	21,481
Latin America	19,793	24,337	23,152
Total	$1,142,446	$1,113,843	$772,851

	Year Ended March 31,
	2018	2017	2016
Long-lived assets:
United States	$293,576	$301,715	$308,504
Europe	421,183	377,285	78,831
Canada	1,172	1,156	1,129
Asia Pacific	6,847	6,853	7,683
Latin America	1,499	1,501	1,488
Total	$724,277	$688,510	$397,635

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2018	2017	2016
Hoists	$532,925	$357,447	$351,965
Chain and rigging tools	79,884	71,832	75,432
Industrial cranes	35,071	29,151	30,526
Actuators and rotary unions	71,525	67,468	63,923
Digital power control and delivery systems	84,565	78,660	50,361
Elevator application drive systems	24,423	21,998	14,554
Other	11,026	10,567	10,342
Total	$839,419	$637,123	$597,103

19.     Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2018 and 2017:

	Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Net sales	$203,726	$212,828	$208,725	$214,140
Gross profit	69,308	71,619	69,045	74,602
Income (loss) from operations	20,015	19,587	14,173	16,324
Net income (loss)	$11,656	$12,508	$(10,565)	$8,466

Net income (loss) per share – basic	$0.52	$0.55	$(0.46)	$0.37

Net income (loss) per share – diluted	$0.51	$0.54	$(0.46)	$0.36

	Three Months Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Net sales	$149,013	$151,925	$152,497	$183,688
Gross profit	48,047	49,729	44,821	50,335
Income from operations	11,201	12,619	5,317	(3,164)
Net income (loss)	$6,401	$6,816	$505	$(4,738)

Net income (loss) per share – basic	$0.32	$0.34	$0.02	$(0.22)

Net income (loss) per share – diluted	$0.32	$0.33	$0.02	$(0.22)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2018	2017
Foreign currency translation adjustment – net of tax	$(8,647)	$(30,364)
Pension liability – net of tax	(49,889)	(61,936)
Postretirement obligations – net of tax	1,372	888
Split-dollar life insurance arrangements – net of tax	(1,462)	(1,668)
Derivatives qualifying as hedges – net of tax	(1,515)	(5,078)
Net unrealized investment gain – net of tax	883	694
Accumulated other comprehensive loss	$(59,258)	$(97,464)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(6,848,000), $(5,579,000), and $4,753,000 for fiscal 2018, 2017, and 2016 respectively.  Refer to Note 16 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the Act as described in Note 16, the Company recorded as an offsetting entry a ($9,477,000) stranded tax effect in the minimum pension liability component, ($194,000) stranded tax effect in the split dollar life insurance arrangement component, and a ($88,000) stranded tax effect in the net unrealized investment gain component of other comprehensive income. The stranded tax effect related to the other post retirement obligations component was not material.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $10,006,000 stranded tax effect in the minimum pension liability component, $935,000 stranded tax effect in the other post retirement obligations component, $747,000 stranded tax effect in the split dollar life insurance arrangement component, and a $557,000 stranded tax effect in the net unrealized investment gain component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $534,000 stranded tax effect in the minimum pension liability component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2006, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations.

The stranded tax effects described above are in accordance with ASC Topic 740, “Income Taxes” even though the impact of the act and the deferred tax asset valuation allowance described above were initially established as an adjustment to comprehensive income. This amount will remain indefinitely as a component of accumulated other comprehensive loss. As described in Note 21, the Company is evaluating the impact ASU 2018-02 will have accumulated other comprehensive income. Refer to Note 21 for additional information.

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2018	2017	2016
Net unrealized investment gain (loss) at beginning of year	$694	$626	$859
Unrealized holdings gain (loss) arising during the period	189	173	(79)
Reclassification adjustments for gain included in earnings	—	(105)	(154)
Net change in unrealized gain (loss) on investments	189	68	(233)
Net unrealized investment gain at end of year	$883	$694	$626

Changes in accumulated other comprehensive income by component for the year ended March 31, 2018 are as follows (in thousands):

	March 31, 2018
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$694	$(62,716)	$(30,364)	$(5,078)	(97,464)
Other comprehensive income (loss) before reclassification	189	10,722	21,717	(23,718)	8,910
Amounts reclassified from other comprehensive loss to net income	—	2,015	—	27,281	29,296
Net current period other comprehensive (loss) income	189	12,737	21,717	3,563	38,206
Ending balance	$883	$(49,979)	$(8,647)	$(1,515)	$(59,258)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2018 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$3,100	(1)
	3,100	Total before tax
	(1,085)	Tax benefit
	$2,015	Net of tax

Change in derivatives qualifying as hedges
	$264	Cost of products sold
	2,530	Interest expense
	33,935	Foreign currency
	36,729	Total before tax
	(9,448)	Tax benefit
	$27,281	Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 12 — Pensions and Other Benefit Plans for additional details.)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

21.     Effects of New Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." This ASU adds guidance to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118 (codified as SEC SAB Topic 5.EE, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”). The standard is effective upon issuance. Refer to Note 16 for further information regarding the impact of the standard.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact the standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. This ASU and various other amendments below which clarify the new revenue standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

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

The new revenue standard is effective for the Company on April 1, 2018 and the Company plans to adopt using the modified retrospective method whereas prior periods are not restated. We have evaluated revenue from contracts with customers and have concluded that the new standard will not have a material impact on the Company's financial statements at transition. Therefore, we do not expect to record a material cumulative catch up adjustment to retained earnings for revenue differences identified due to the timing or amount of revenue. We have updated our policies and internal control framework and implemented additional controls to facilitate accounting for certain projects under the new standard, specifically for certain rail and road and other custom projects in the EMEA region. Lastly, the Company is still evaluating the impact of certain disclosures which are required under the new standard during the first quarter in fiscal 2019.

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

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)." The standard removes the requirement to compare the implied fair value of goodwill with its carrying value amount as part of step 2 of the goodwill test. Therefore, the impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value. The ASU is effective prospectively for fiscal years beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed after January 1, 2017. The Company has adopted this standard effective April 1, 2017. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard effective April 1, 2017. Refer to Note 14 for further information regarding the impact of the standard in fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements and internal control framework and have started gathering lease agreements in order to compile a complete list. Information about our undiscounted future lease payments and the timing of those payments is included in Note 17.

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2018, 2017, and 2016
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition	Deductions		Balance at End of Period
Year ended March 31, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,676	$1,184	$153	$—	$493	(1)	$3,520
Deferred tax asset valuation allowance	4,585	(104)	190	—	—		4,671
Total	$7,261	$1,080	$343	$—	$493		$8,191
Reserves on balance sheet:
Accrued general and product liability costs	$13,335	$3,965	$—	$—	$3,718	(2)	$13,582
Year ended March 31, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,177	$484	$1,368	$—	$1,353	(1)	$2,676
Deferred tax asset valuation allowance	4,131	(829)	547	736	—		4,585
Total	$6,308	$(345)	$1,915	$736	$1,353		$7,261
Reserves on balance sheet:
Accrued general and product liability costs	$14,535	$7,223	$—	$—	$8,423	(2)	$13,335
Year ended March 31, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,155	$(13)	$401	$—	$366	(1)	$2,177
Deferred tax asset valuation allowance	1,977	2,860	(706)	—	—		4,131
Total	$4,132	$2,847	$(305)	$—	$366		$6,308
Reserves on balance sheet:
Accrued general and product liability costs	$12,530	$5,277	$—	$1,523	$4,795	(2)	$14,535

_________________

(1)	Uncollectible accounts written off, net of recoveries

(2)	Insurance claims and expenses paid

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control over Financial Reporting

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Columbus McKinnon Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”) of the Company and our report dated May 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Buffalo, New York
May 30, 2018

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2018 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2018 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2018 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2018 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2018 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	84

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

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K dated March 29, 2018).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995.)

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

#10.51	Fourth amended and restated credit agreement dated as of December 31, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2010)

#10.52	2010 Long Term Incentive Plan effective July 26, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 12, 2010.

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

#10.62	2016 Long Term Incentive Plan effective August 3, 2016 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 3, 2016.

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

Date: May 30, 2018
COLUMBUS McKINNON CORPORATION

	By:	/s/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark D. Morelli	President, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2018
Mark D. Morelli

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 30, 2018
Gregory P. Rustowicz

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	May 30, 2018

Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	May 30, 2018

Richard H. Fleming

/s/ Liam G. McCarthy	Director	May 30, 2018

Liam G. McCarthy

/s/ Heath A. Mitts	Director	May 30, 2018

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	May 30, 2018

Nicholas T. Pinchuk

/s/ Stephen Rabinowitz	Director	May 30, 2018

Stephen Rabinowitz

/s/ Kathryn V. Roedel	Director	May 30, 2018

Kathryn V. Roedel

/s/ R. Scott Trumbull	Director	May 30, 2018

R. Scott Trumbull