Form 10-Q
period 2018-06-30
COLUMBUS MCKINNON CORP
filed 2018-07-31
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

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

The number of shares of common stock outstanding as of July 26, 2018 was: 23,272,187 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2018

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$57,131	$63,021
Trade accounts receivable	129,815	127,806
Inventories	155,662	152,886
Prepaid expenses and other	16,805	16,582
Total current assets	359,413	360,295
Property, plant, and equipment, net	104,456	113,079
Goodwill	330,368	347,434
Other intangibles, net	249,659	263,764
Marketable securities	7,565	7,673
Deferred taxes on income	33,585	32,442
Other assets	22,505	17,759
Total assets	$1,107,551	$1,142,446

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$43,416	$46,970
Accrued liabilities	92,300	99,963
Current portion of long term debt	60,046	60,064
Total current liabilities	195,762	206,997
Senior debt, less current portion	43	33
Term loan and revolving credit facility	293,746	303,221
Other non current liabilities	208,432	223,966
Total liabilities	697,983	734,217
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 23,247,262 and 23,045,479 shares issued and outstanding	232	230
Additional paid in capital	273,789	269,360
Retained earnings	206,491	197,897
Accumulated other comprehensive loss	(70,944)	(59,258)
Total shareholders' equity	409,568	408,229
Total liabilities and shareholders' equity	$1,107,551	$1,142,446

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands, except per share data)
Net sales	$224,992	$203,726
Cost of products sold	145,345	134,737
Gross profit	79,647	68,989

Selling expenses	25,567	23,800
General and administrative expenses	21,826	18,953
Research and development expenses	3,748	2,922
Held for sale impairment	11,100	—
Amortization of intangibles	3,903	3,719
	66,144	49,394

Income from operations	13,503	19,595
Interest and debt expense	4,607	5,141
Investment (income) loss	(268)	(62)
Foreign currency exchange (gain) loss	(276)	324
Other (income) expense, net	(40)	(559)
Income before income tax expense	9,480	14,751
Income tax expense	1,774	3,095
Net income	7,706	11,656
Change in accounting principle	888	—
Retained earnings - beginning of period	197,897	179,735
Retained earnings - end of period	$206,491	$191,391

Average basic shares outstanding	23,115	22,580
Average diluted shares outstanding	23,610	23,028

Basic income per share:	$0.33	$0.52

Diluted income per share:	$0.33	$0.51

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Net income	$7,706	$11,656
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,246)	9,117
Change in derivatives qualifying as hedges, net of taxes of $55, $(522)	(164)	1,964
Change in pension liability and postretirement obligation, net of taxes of $(211), $279	608	(1,049)
Adjustments for unrealized gain (loss) on investments (See Note 6):
Unrealized holding gain (loss) arising during the period, net of taxes of $0, $(25)	—	94
Net change in unrealized gain (loss) on investments	—	94
Total other comprehensive income (loss)	(10,802)	10,126
Comprehensive income (loss)	$(3,096)	$21,782

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,706	$11,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,832	8,660
Deferred income taxes and related valuation allowance	(2,084)	1,856
Net (gain) loss on sale of real estate, investments and other	(16)	—
Stock based compensation	1,335	1,069
Amortization of deferred financing costs and discount on debt	665	664
Impairment of business classified as held for sale	11,100	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(5,553)	(5,092)
Inventories	(8,088)	(506)
Prepaid expenses and other	(296)	(1,977)
Other assets	374	2,271
Trade accounts payable	(2,488)	(1,298)
Accrued liabilities	(2,684)	2,644
Non-current liabilities	(685)	(5,507)
Net cash provided by operating activities	8,118	14,440

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	260	138
Purchases of marketable securities	(150)	(47)
Capital expenditures	(2,338)	(1,928)
Proceeds from sale of real estate	176	—
Net payments to former STAHL owner	—	(14,750)
Net cash used for investing activities	(2,052)	(16,587)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	3,641	29
Repayment of debt	(10,000)	(13,874)
Payment of dividends	(1,153)	(902)
Other	(550)	(255)
Net cash used for financing activities	(8,062)	(15,002)
Effect of exchange rate changes on cash	(3,894)	4,171
Net change in cash and cash equivalents	(5,890)	(12,978)
Cash, cash equivalents, and restricted cash at beginning of year	63,565	78,428
Cash, cash equivalents, and restricted cash at end of period	$57,675	$65,450

Supplementary cash flow data:
Interest paid	$4,308	$4,630
Income taxes paid (refunded), net	$531	$887
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2018, the results of its operations for the three month periods ended June 30, 2018 and June 30, 2017, and cash flows for the three months ended June 30, 2018 and June 30, 2017, have been included. Results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. The balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2018.

The Company is a leading global designer, manufacturer and marketer of hoists, actuators, cranes, rigging tools, digital power control systems, and other material handling products, which efficiently and safely move, lift, position, and secure materials. Key products include hoists, rigging tools, cranes and crane components, actuators, digital power control and delivery systems, elevator application drive systems, and explosion-protected hoists.

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During the three month period ended June 30, 2018, approximately 53% of sales were to customers in the United States.

2.    Acquisitions and Disposals

As part of our business strategy, Blueprint 2021, the Company has started the process to sell its Tire Shredder business, its crane builder business, Crane Equipment and Service Inc., and Stahlhammer Bommern GmbH, its European forging business acquired in 2014 (the "Held for Sale Businesses") as they are no longer considered part of the core business or a strategic fit with the Company's long-term growth and operational objectives. The Company is actively pursuing the sale of the Held for Sale Businesses and expects the sale of each business to occur in fiscal 2019. As such, the three businesses met the criteria as being held for sale as of June 30, 2018 in accordance with Accounting Standards Codification (“ASC”) 360-10-45-9, "Property, Plant, and Equipment." The businesses are not deemed significant to be considered discontinued operations.

When businesses or assets groups meet the criteria as held for sale, they are recorded at the lesser of their carrying value or fair value less cost to sell. As a result, the Company recorded an impairment loss in the amount of $11,100,000 presented as Held for sale impairment on the Condensed Consolidated Statements of Operations and Retained Earnings during the three months ended June 30, 2018 to reduce the carrying value of these asset groups to their fair values less estimated costs to sell. The amount of the loss was determined based on the fair value calculation described in Note 4. The Company will update the analysis each reporting period as additional information becomes available. Additionally, net sales and pre-tax income (loss) for the combined Held for Sale Businesses was $11,104,000 and $8,426,000 and $660,000 and ($59,000) for the three months ended June 30, 2018 and June 30, 2017, respectively.

The following table represents the carrying amounts of the businesses classified as held for sale before impairment (in thousands):

June 30, 2018
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$66
Trade accounts receivable	1,706
Inventories	11,209
Prepaid expenses and other	182
Total current assets	13,163
Property, plant, and equipment, net	14,594
Goodwill	7,443
Other intangibles, net	1,915
Deferred taxes on income	211
Total assets	$37,326

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
Trade accounts payable	$1,259
Accrued liabilities	2,125
Total current liabilities	3,384
Other non current liabilities	1,713
Total liabilities	5,097
Total shareholder's equity	32,229
Total liabilities and shareholder's equity	$37,326

3.    Revenue Recognition

Transition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 requires the recognition of revenue when control transfers under the terms of the contract to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard became effective for the Company on April 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard using the modified retrospective method to contracts not completed at the date of adoption and prior period results have not been retrospectively adjusted to give effect to the adoption of ASC 606. The adoption of this standard did not have a material impact on the timing or amount of revenue or costs recognized by the Company, therefore no cumulative effect or catch up adjustment to the opening balance of retained earnings was recorded. Further, disclosures of what our revenues and costs would have been for the period ended June 30, 2018 under legacy U.S. GAAP have not been disclosed as there are no material differences between the reported results under the new standard and those that would have been reported under legacy U.S. GAAP.

The core principle under ASC 606 is for revenue to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps:

1) Identifying contracts with customers

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. In applying this guidance, the Company also considers whether any significant financing components exist.

4) Allocate the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company determines whether it satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer. Examples of control are using the asset to produce goods or services, enhancing the value of other assets, settling liabilities, and holding or selling the asset. For over time recognition, ASC 606 requires the Company to select a single revenue recognition method for the performance obligation that faithfully depicts the Company’s performance in transferring control of the goods and services. The guidance allows entities to choose between either an input method or an output method to measure progress toward complete satisfaction of a performance obligation.

Performance obligations

The Company has contracts with customers for standard products and custom engineered products and determines when and how to recognize revenue for each performance obligation based on the nature and type of contract following the five steps above.

Revenue from contracts with customers for standard products is recognized when legal title and significant risk and rewards has transferred to the customer, which is generally at the time of shipment. This is the point in time when control is deemed to transfer to the customer. The Company sells standard products to customers utilizing purchase orders. Payment terms for these types of contracts generally require payment within 30-60 days. Each standard product is deemed to be a single performance obligation and the amount of revenue recognized is based on the negotiated price. The transaction price for standard products is based on the price reflected in each purchase order. Sales incentives are offered to customers who purchase standard products and include offers such as volume-based discounts, rebates for priority customers, and discounts for early cash payments. These sales incentives are accounted for as variable consideration included in the transaction price. Accordingly, the Company reduces revenue for these incentives in the period which the sale occurs and is based on the most likely amount method for estimating the amount of consideration the Company expects to receive. These sales incentive estimates are updated each reporting information as additional information becomes available.

The Company also sells custom engineered products and services which are contracts that are typically completed within one quarter but can extend beyond one year in duration. For custom engineered products, the transaction price is based upon the price stated in the contract. The company generally recognizes revenue for customer engineered products upon satisfaction of its performance obligation under the contract which typically coincides with project completion which is when the products and services are controlled by the customer. Control is typically achieved at the later of when legal title and significant risk and rewards have transferred to the customer or the customer has accepted the asset. These contracts often require either up front or installment payments. These types of contracts are generally accounted for as one performance obligation as the products and services are not separately identifiable. The promised services (such as inspection, commissioning, and installation) are essential in order for the delivered product to operate as intended on the customer’s site and the services are therefore highly interrelated with product functionality. Further, the Company determined that while there is no alternative use for most custom engineered products, the Company does not have an enforceable right to payment (which must include a reasonable profit margin) for performance completed to date in order to meet the over time revenue recognition criteria. Therefore, the total contract price is recognized at a point in time (when the contract is complete). Variable consideration has not been identified as a significant component of transaction price for custom engineered products and services.

Sales and other taxes collected with revenue are excluded from revenue, consistent with the previous revenue standard. Shipping and handling costs incurred prior to shipment are considered activities required to fulfill the Company’s promise to transfer goods, and do not qualify as a separate performance obligation. Additionally, the Company offers standard warranties which are typically 12 months in duration for standard products and 24 to 36 months for custom engineered products. These types of warranties are included in the purchase price of the product and are deemed to be assurance-type warranties which are not accounted for as a separate performance obligation. Other performance obligations included in a contract (such as drawings, owner’s manuals, and training services) are immaterial in the context of the contract and are not recognized as a separate performance obligation.

Reconciliation of contract balances

The Company records a contract liability when cash is received prior to recording revenue. Some standard contracts require a down payment while most custom engineered contracts require installment payments. Installment payments for the custom engineered contracts typically require a portion due at inception while the remaining payments are due upon completion of certain performance milestones. For both types of contracts, these contract liabilities, referred to as customer advances, are recorded at the time payment is received and are included in Accrued liabilities on the Condensed Consolidated Balance Sheets. When the related performance obligation is satisfied and revenue is recognized, the contract liability is released into income.

The following table illustrates the balance and related activity for customer advances in the three months ending June 30, 2018 (in thousands):

Customer advances (contract liabilities)
March 31, 2018, beginning balance	$15,909
Additional customer advances received	10,390
Revenue recognized from customer advances	(10,186)
Other (1)	(789)
June 30, 2018, ending balance	$15,324

(1) Other includes the impact of foreign currency translation

As of June 30, 2018, the Company has not recognized revenue prior to the right to invoice the customer in accordance with the contract terms. As such, there are no contract asset balances, which represent costs in excess of billings, as of the date of adoption of ASC 606 or as of June 30, 2018.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the three months ending June 30, 2018 (in thousands):

Three months ended
Net Sales by Product Grouping	June 30, 2018
Industrial Products	$98,535
Crane Solutions	$97,502
Engineered Products	$17,683
All other	$11,272
Total	$224,992

Industrial products include: manual chain hoists, electrical chain hoists, rigging/ clamps, industrial winches, and high capacity hooks. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, jib cranes, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuations systems. The All other product grouping primarily includes: tire shredders, overhead bridge, jib and gantry cranes, and other standard motion control products.

Practical expedients

Incremental costs to obtain a contract incurred by the Company primarily relate to sales commissions for contracts with a duration of one year or less. Therefore, these costs are expensed as incurred and are and recorded in Selling Expense on the Condensed Consolidated Statements of Operations.

Unsatisfied performance obligations for contracts with an expected length of one year or less are not disclosed. Further, revenue from contracts with customers do not include a significant financing component as payment is generally expected within one year from when the performance obligation is controlled by the customer.

4.    Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.

ASC 820-10-35-37 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the valuation techniques that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is separated into three levels based on the reliability of inputs as follows:

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,565	$7,565	$—	$—
Annuity contract	2,554	—	2,554	—
Derivative Assets (Liabilities):
Foreign exchange contracts	4	—	4	—
Interest rate swap asset	4,893	—	4,893	—
Cross currency swap liability	(28,374)	—	(28,374)	—
Cross currency swap asset	2,360	—	2,360	—

Disclosed at fair value:
Term loan	$(368,423)	$—	$(368,423)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,673	$7,673	$—	$—
Annuity contract	2,575	—	2,575	—
Derivative assets (liabilities):
Foreign exchange contracts	107	—	107	—
Interest rate swap asset	3,961	—	3,961	—
Cross currency swap liability	(40,237)	—	(40,237)	—
Cross currency swap asset	2,204	—	2,204	—

Disclosed at fair value:
Term loan	$(378,504)	$—	$(378,504)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2018, the term loan has been recorded at carrying value which approximates fair value.

Market gains, interest, and dividend income on marketable securities are recorded in investment (income) loss.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive loss, to the extent that the derivative qualifies as a hedge under the provisions of ASC Topic 815. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.

During fiscal 2019, the Company terminated certain employees in connection with its overall STAHL integration plan. For the quarter ended June 30, 2018 the Company incurred $1,602,000 in severance and other employee termination costs. The costs incurred were calculated at fair value on a non-recurring basis using Level 3 inputs which included expected payments. Of the severance and other termination costs accrued in fiscal 2018, $2,114,000 is unpaid at June 30, 2018 and included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

As described in Note 2, the Company has classified the assets and liabilities of certain businesses as held for sale. As a result of this classification during the quarter, the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit (representing the hoist, chain, forgings design, digital power, motion control, manufacturing, and distribution businesses). The net assets of the Rest of Products reporting unit were measured on a non-recurring basis as of May 31, 2018 in order to perform the interim Step 1 goodwill impairment test.

The interim Step 1 goodwill impairment test consisted of determining the fair value of the Rest of Products reporting units on a quantitative basis. The fair value for the Company’s Rest of Products reporting unit cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value using Level 3 inputs. To estimate the fair value of the Rest of Products reporting unit, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.

The compound annual growth rate for revenue during the first five years of the projections was approximately 3.75%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the reporting unit was determined to be 11.1% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. The interim Step 1 goodwill impairment test for Rest of Products did not indicate that goodwill was impaired.

The Company is required to record assets and liabilities of its Held for Sale Businesses at the lower of their carrying amount or fair value less cost to sell. For the purposes of this analysis, fair value is based on the estimated selling price of the assets held for sale. Based on this analysis, the Company recorded an $11,100,000 impairment charge on its Held for Sale Businesses. Refer to Note 2 for additional details.

Please refer to the 2018 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2018 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	March 31, 2018
At cost - FIFO basis:
Raw materials	$87,466	$84,492
Work-in-process	40,543	43,140
Finished goods	41,792	40,321
Total at cost FIFO basis	169,801	167,953
LIFO cost less than FIFO cost	(14,139)	(15,067)
Net inventories	$155,662	$152,886

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” adopted by the Company on April 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. There is no longer an available-for-sale classification for equity securities or certain mutual funds (such as bond funds and fixed-income funds) with readily determinable fair values. As such, the Company’s marketable securities (both equity and fixed income securities) are no longer classified as available-for-sale securities. The Company's marketable securities are still recorded at their fair values, however, gains and losses are realized within Investment (income) loss on the Condensed Consolidated Statements of Operations and Retained Earnings. The Company adopted this standard on a modified retrospective basis. A cumulative effect adjustment of $888,000 was recorded to the beginning balance of Retained earnings with an offset to Accumulated other comprehensive loss. The impact on earnings for unrealized gains were not material in the three months ended June 30, 2018.

Consistent with prior periods, the estimated fair value is based on quoted market prices at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in Investment (income) loss in the Condensed Consolidated Statements of Operations and Retained Earnings.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and product liability insurance claims filed through CM Insurance Company, Inc. ("CMIC"), a wholly owned captive insurance subsidiary. The marketable securities are not available for general working capital purposes.

Net realized gains related to sales of marketable securities were not material in the three months ended June 30, 2018 and June 30, 2017, respectively.

The following is a summary of available-for-sale securities at March 31, 2018 (in thousands, prior to the adoption of ASU 2016-01):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,149	$588	$64	$7,673

On December 21, 2017, the Company purchased a 49% ownership interest in Eastern Morris Cranes Company Limited (EMC), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, for $3,359,000. This represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment value was increased for the Company's ownership percentage of income earned by EMC during the fiscal year. The investment's carrying value as of June 30, 2018 is $3,442,000 and has been accounted for as an equity method investment. It is presented in other assets in the condensed consolidated balance sheets. The June 30, 2018 trade accounts receivable balance due from EMC is $4,830,000 and is comprised of amounts due for the sale of goods and services in the ordinary course of business. The amount in trade accounts payable is not material as of June 30, 2018.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of June 30, 2018 and March 31, 2018.   Only two of the four reporting units carried goodwill at June 30, 2018 and March 31, 2018. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,657,000 and $9,721,000 at June 30, 2018 and March 31, 2018, respectively, and the Rest of Products reporting unit (representing the hoist, chain, forgings design, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $320,711,000 and $337,713,000 at June 30, 2018 and March 31, 2018, respectively.

Refer to the 2018 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

As described in Note 2, the Company has classified the assets and liabilities of certain businesses as held for sale. As a result of this classification during the quarter, the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit. The net assets of the Rest of Products reporting unit were measured on a non-recurring basis in order to perform a Step 1 goodwill impairment test. The interim Step 1 goodwill impairment test for Rest of Products did not indicate that goodwill was impaired.

The Company is required to record assets and liabilities of its Held for Sale Businesses at the lower of their carrying amount or fair value less cost to sell. Based on this analysis, the Company recorded an $11,100,000 loss on its Held for Sale Businesses, of which $6,174,000 was recorded as a reduction to goodwill.

A summary of changes in goodwill during the three months ended June 30, 2018 is as follows (in thousands):

Balance at April 1, 2018	$347,434
Held for Sale Impairment (see Note 2)	(6,174)
Currency translation	(10,892)
Balance at June 30, 2018	$330,368

Goodwill is recognized net of accumulated impairment losses of $113,174,000 and $107,000,000 as of June 30, 2018 and March 31, 2018, respectively. The increase at June 30, 2018 relates to the assets held for sale as described above.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,448	$(4,078)	$2,370	$5,875	$(3,299)	$2,576
Indefinite lived trademark	47,776	—	47,776	48,874	—	48,874
Customer relationships	188,093	(28,483)	159,610	199,045	(27,887)	171,158
Acquired technology	46,831	(8,245)	38,586	46,898	(7,436)	39,462
Other	3,569	(2,252)	1,317	3,936	(2,242)	1,694
Total	$292,717	$(43,058)	$249,659	$304,628	$(40,864)	$263,764

Customer relationships with a gross carrying amount of $2,815,000 and accumulated amortization of $957,000 have been written off in connection with the $11,100,000 loss on the Held for Sale Businesses described above. Further, other intangible assets with a gross carrying amount of $226,000 and accumulated amortization of $211,000 have also been written off as a result of the assets held for sale.

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 14 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a carrying value of $47,776,000 as of June 30, 2018 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $3,903,000 and $3,719,000 for the three month periods ended June 30, 2018 and 2017, respectively. The increase relates to amortization of intangible assets acquired in the STAHL acquisition. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense is approximately $16,000,000 for fiscal years 2019 through 2022.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with four counterparties as of June 30, 2018.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2018, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2018 fair values reflected in the table below. During the three months ended June 30, 2018, the Company was not in default of any of its derivative obligations.

As of June 30, 2018, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $210,913,000, and all of the contracts mature by January 31, 2022. From its June 30, 2018 balance of AOCL, the Company expects to reclassify approximately $854,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.

The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,508,000, and all of the contracts mature by September 30, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $12,887,000 and all contracts mature by June 30, 2019. From its June 30, 2018 balance of AOCL, the Company expects to reclassify approximately $98,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $223,163,000 as of June 30, 2018. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in current period interest expense. From its June 30, 2018 balance of AOCL, the Company expects to reclassify approximately $708,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
June 30, 2018	Foreign exchange contracts	$(94)	Cost of products sold	$(98)
June 30, 2018	Interest rate swaps	875	Interest expense	118
June 30, 2018	Cross currency swaps	9,013	Foreign currency exchange loss (gain)	9,939

June 30, 2017	Foreign exchange contracts	(206)	Cost of products sold	28
June 30, 2017	Interest rate swap	(1,271)	Interest expense	(628)
June 30, 2017	Cross currency swaps	(9,444)	Foreign currency exchange loss (gain)	(12,285)

The following is the effect of derivative instruments on the condensed consolidated statements of operations and retained earnings for the three months ended June 30, 2018 and 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
June 30, 2018	Foreign currency exchange gain/loss	$34
June 30, 2017	Foreign currency exchange gain/loss	1

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of June 30, 2018 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2018	March 31, 2018
Foreign exchange contracts	Prepaid expenses and other	$165	$213
Foreign exchange contracts	Accrued liabilities	(164)	(75)
Interest rate swap	Prepaid expenses and other	931	662
Interest rate swap	Other assets	3,962	3,299
Cross currency swap	Prepaid expenses and other	2,360	2,204
Cross currency swap	Accrued liabilities	(1,221)	(2,028)
Cross currency swap	Other non current liabilities	(27,153)	(38,209)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2018	March 31, 2018
Foreign exchange contracts	Prepaid expenses and other	$12	$—
Foreign exchange contracts	Accrued Liabilities	(9)	(31)

9.    Debt

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of new debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). Proceeds from the Facilities were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company's previous revolving credit facility

("Replaced Revolving Credit Facility") and senior secured Term Loan ("Replaced Term Loan"). The Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022.

The outstanding principal balance of the Term Loan was $365,463,000 as of June 30, 2018. The Company repaid $10,000,000, $1,113,000 of required principal payments and $8,887,000 of additional principal payments, on the Term Loan during the quarter ended June 30, 2018. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $4,478,000 in outstanding letters of credit issued against the Revolving Credit Facility as of June 30, 2018. The outstanding letters of credit as of June 30, 2018 consisted of $745,000 in commercial letters of credit and $3,733,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of June 30, 2018 and March 31, 2018. The accumulated amortization balances were $2,973,000 and $2,447,000 as of June 30, 2018 and March 31, 2018, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of June 30, 2018 and March 31, 2018, which is included in other assets. The accumulated amortization balances were $790,000 and $651,000 as of June 30, 2018 and March 31, 2018, respectively. The net balance at June 30, 2018 includes $566,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the Revolving Credit Facility.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2018, unsecured credit lines totaled approximately $4,906,000, of which $0 was drawn. In addition, unsecured lines of $13,764,000 were available for bank guarantees issued in the normal course of business of which $7,824,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2018 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three months ended
	June 30, 2018	June 30, 2017
Service costs	$269	$615
Interest cost	3,884	4,208
Expected return on plan assets	(4,637)	(5,469)
Net amortization	589	806
Net periodic pension (benefit) cost	$105	$160

The Company adopted ASU 2017-07 in the first quarter ended June 30, 2018. The service cost component of net periodic benefit cost above is recorded in Cost of products sold, Selling expense, and General and administrative expenses within the Condensed Consolidated Statements of Operations and Retained Earnings, while the remaining components are recorded to Other (income) expense, net. The prior year amounts have been reclassified to provide comparable presentation in line with the guidance based on amounts previously disclosed for the various components of net periodic pension (benefit) cost.

The Company currently plans to contribute approximately $11,154,000 to its pension plans in fiscal 2019.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three months ended
	June 30, 2018	June 30, 2017
Interest cost	$29	$35
Amortization of plan net losses	(12)	—
Net periodic postretirement cost	$17	$35

Similar to net periodic pension cost above, the prior year net periodic postretirement benefit cost has been reclassified to provide comparable presentation in line with ASU 2017-07.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2018 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2018	June 30, 2017
Numerator for basic and diluted earnings per share:
Net income	$7,706	$11,656

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	23,115	22,580
Effect of dilutive employee stock options and other share-based awards	495	448
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	23,610	23,028

Stock options and performance shares with respect to 504,000 common shares for the three months ended June 30, 2017 were not included in the computation of diluted earnings per share because they were antidilutive. There were no such shares excluded for the three months ended June 30, 2018. For the three months ended June 30, 2018 an additional 161,000 in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

During fiscal 2017, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“2016 LTIP”).  The Company grants share based compensation to eligible participants under the 2016 LTIP.  The total number of shares of common stock with respect to which awards may be granted under the plan is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.

During the first three months of fiscal 2019, there were 162,000 shares of stock, respectively, issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2018, 157,000 shares of restricted stock units vested and were issued.

On July 23, 2018 the Company's Board of Directors declared a dividend of $0.05 per common share. The dividend will be paid on August 20, 2018 to shareholders of record on August 10, 2018. The dividend payment is expected to be approximately $1,160,000.

Refer to the Company’s consolidated financial statements included in its 2018 10-K for further information on its earnings per share and stock plans.

12.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $14,160,000 as of June 30, 2018, of which $10,589,000 is included in Other non current liabilities and $3,571,000 included in Accrued liabilities.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 5).

The per occurrence limits on the self-insurance for general and product liability coverage to the Company through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2019.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company utilizes an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance.

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of June 30, 2018 a total of $1,118,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2019.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,000,000 and $7,700,000 using actuarial parameters of continued claims for a period of 37 years from June 30, 2018.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,063,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2018. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,588,000, which has been reflected as a liability in the consolidated financial statements as of June 30, 2018. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,038,000 which has been reflected as a liability in the consolidated financial statements at June 30, 2018.

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

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,800,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,300,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority had until October 2017 to appeal this decision. In October 2017, Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2005/2006. In November 2017 Magnetek filed a memorandum with the Italian Revenue Service and the Italian Supreme Court in response to the appeal made by the tax authority. The Company believes it will be successful and does not expect to incur a liability related to these assessments. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal 2002/2003. The tax court rejected the appeal of the tax authority and canceled the notice of assessment for fiscal 2002/2003. The tax authority may appeal this decision before the Italian Supreme Court by October 15, 2018. The Company believes it will be successful and does not expect to incur a liability related to these assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2019.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and off-site locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2019. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $238,000 at June 30, 2018, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking.  Magnetek intends to continue to vigorously prosecute its declaratory judgment action and to defend against Monsanto’s action against it.  As of June 30, 2018 the Company has recorded a reserve of $235,000 at June 30, 2018 for legal costs incurred to date and expected to be incurred related to this matter. We cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional legal costs related to such matters will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company has recorded total liabilities of $724,000 for all environmental matters related to Magnetek in the consolidated financial statements as of June 30, 2018 on an undiscounted basis.

13.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 19% and 21% in the quarters ended June 30, 2018 and June 30, 2017, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 23% for fiscal 2019.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law. On this day, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the one-time transition tax, withholding tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended March 31, 2018. The preliminary estimate of the one-time transition tax and the re-measurement of our deferred tax assets and liabilities is subject to the finalization of the Company's analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Reform Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns, U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Reform Act may require further adjustments and changes in our estimates.

The Company has elected to account for Global Intangible Low Taxed Income ("GILTI") tax in the period in which it is incurred, and therefore has not recorded any deferred tax impacts of GILTI in its consolidated financial statements for the year ended March 31, 2018, or during the quarter ended June 30, 2018. We have made progress in our calculations to reasonably estimate that the effect on our annual effective tax rate will not be material.

The final determination of the one-time transition tax and the re-measurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Reform Act.

Refer to the Company’s consolidated financial statements included in its 2018 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended June 30, 2018 are as follows (in thousands):

	Three months ended June 30, 2018
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$888	$(49,984)	$(8,647)	$(1,515)	$(59,258)
Other comprehensive income (loss) before reclassification		185	(11,246)	9,794	(1,267)
Amounts reclassified from other comprehensive loss	—	428	—	(9,959)	(9,531)
Net current period other comprehensive income (loss)	—	613	(11,246)	(165)	(10,798)
Adoption of ASU 2016-01 (See Note 6)	(888)	—	—	—	(888)
Ending balance net of tax	$—	$(49,371)	$(19,893)	$(1,680)	$(70,944)

Details of amounts reclassified out of AOCL for the three-month period ended June 30, 2018 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$577	(1)
	577	Total before tax
	(149)	Tax benefit
	$428	Net of tax

Change in derivatives qualifying as hedges
	$131	Cost of products sold
	(158)	Interest expense
	(13,267)	Foreign currency
	(13,294)	Total before tax
	3,335	Tax expense
	$(9,959)	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

15.    Effects of New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting (Topic 550 and 718)." The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees (accounted for under ASC 550) would be aligned with the requirements for share-based payments granted to employees (accounted for under ASC 718). The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted no earlier than when the entity adopts ASC 606. We do not anticipate that this standard will have a material effect on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)." The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within the fiscal year, with early adoption permitted. The Company adopted this standard effective April 1, 2018 and the standard did not have a significant impact on the Company's consolidated financial statements.

On April 1, 2018, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." The standard requires the current-service-cost component be disaggregated from the other components of net benefit cost. The current-service-cost is now presented with current compensation costs for related employees and the other components of net benefit cost is presented in Other (income) expense, net. In accordance with the ASU, the Company adopted the standard on a retrospective basis to all periods presented. As a result, the Company reclassified other components of net periodic benefit cost from Cost of products sold and General and administrative expenses to Other (income) expense, net in the amount of $420,000 on the Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended June 30, 2017. As a basis for the retrospective application of the ASU, the practical expedient was applied which permits the use of amounts disclosed for the various components of net periodic benefit cost in Note 10.

In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (Topic 606)." The standard clarifies the scope of nonfinancial asset derecognition to include in-substance nonfinancial assets thereby requiring the nonfinancial asset to be derecognized in a partial sale transactions when the company no longer has a controlling financial interest in a subsidiary and control of the asset is transferred in accordance with ASC 606. The ASU amends industry specific guidance to align with the new revenue standard (ASC 606). The effective date is aligned with the new revenue standard, which is effective for fiscal years beginning after December 15, 2017. The Company adopted this standard effective April 1, 2018 and the standard did not have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business (Topic 805)." The amendment narrows the definition of a business as the guidance requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not a business. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this standard effective April 1, 2018 and the standard did not have a significant impact on the Company's consolidated financial statements.

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

The Company adopted this standard effective April 1, 2018. The following table provides a reconciliation of Cash and cash equivalents and Restricted Cash reported within the Condensed Consolidated Balance Sheets that agree to the total of the amount presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents at end of period, shown in the Condensed Consolidated Balance Sheets	$57,131	$64,613
Restricted cash within Prepaid expenses and other	294	587
Restricted cash within Other assets	250	250
Total Cash, cash equivalents, and restricted cash at end of period, shown in the Condensed Consolidated Statements of Cash Flows	$57,675	$65,450

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)." The standard requires immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective April 1, 2018 and the standard did not have a significant impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The standard clarifies the classification of certain cash receipts and cash payments in the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective April 1, 2018 and the standard did not have a significant impact on the Company's Condensed Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements and have started gathering lease agreements in order to compile a complete list. Information about our undiscounted future lease payments and the timing of those payments is included in Note 17 of our 2018 10-K.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including the Company's marketable securities. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. The Company adopted this standard effective April 1, 2018 and was applied on a modified retrospective basis through a cumulative effect adjustment of $888,000 to the beginning balance of retained earnings. Refer to Note 6 for additional information.

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

Our revenue base is geographically diverse with approximately 47% derived from customers outside the U.S. for the three months ended June 30, 2018. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including trade tariffs, industrial production, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Results of Operations

Three Months Ended June 30, 2018 and June 30, 2017

Net sales in the fiscal 2019 quarter ended June 30, 2018 were $224,992,000, up $21,266,000 or 10.4% from the fiscal 2018 quarter ended June 30, 2017 net sales of $203,726,000. Net sales were positively impacted $14,043,000 due to increased sales volume and $1,967,000 by price increases. Foreign currency translation favorably impacted sales by $5,256,000 for the three months ended June 30, 2018.

Gross profit in the fiscal 2019 quarter ended June 30, 2018 was $79,647,000, an increase of $10,658,000 or 15.4% from the fiscal 2018 quarter ended June 30, 2017 gross profit of $68,989,000. Gross profit margin increased to 35.4% in the fiscal 2019 three months ended from 33.9% in fiscal 2018. The increase in gross profit was due $3,997,000 in increased volume, $1,476,000 of price increases net of material inflation, and $3,787,000 in increased productivity net of other cost changes, offset by $117,000 in increased STAHL integration costs compared to the prior year that are classified as cost of products sold and $60,000 in increased product liability costs. The translation of foreign currencies had a $1,575,000 favorable impact on gross profit in the three months ended June 30, 2018.

Selling expenses were $25,567,000 and $23,800,000 in the fiscal 2019 and 2018 first quarters ended June 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, selling expenses were 11.4% and 11.7% in the fiscal 2019 and 2018 three months ended June 30, 2018 and 2017. STAHL integration costs that are classified as selling expenses increased $538,000 in the three months ended June 30, 2018. Foreign currency translation had a $713,000 unfavorable impact on selling expenses.

General and administrative expenses were $21,826,000 and $18,953,000 in the fiscal 2019 and 2018 first quarters ended June 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.7% and 9.3% in the three months ended June 30, 2018 and 2017. Compensation and benefits costs increased $1,327,000, environmental remediation costs increased $331,000, and STAHL integration costs that are classified as general and administrative expense increased $80,000 in the three months ended fiscal 2018. Foreign currency translation had a $369,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $3,748,000 and $2,922,000 in the fiscal 2019 and 2018 first quarters ended June 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, research and development expenses were 1.7% and 1.4% in the fiscal 2019 and 2018 three months ended June 30, 2018 and 2017. The increase primarily relates to global initiatives to develop new products.

A held for sale impairment in the amount of $11,100,000 was recorded in the first quarter ended June 30, 2018 as a result of the Company actively pursuing the sale of its Held for Sale Businesses. No held for sale impairment was recorded in the first quarter ended June 30, 2017.

Amortization of intangibles remained relatively consistent at $3,903,000 and $3,719,000 in the fiscal 2019 and 2018 first quarters ended June 30, 2018 and 2017, respectively.

Interest and debt expense was $4,607,000 in the first quarters ended June 30, 2018 compared to $5,141,000 in the quarter ended June 30, 2017 and primarily related to interest and debt expense on the Company's Term Loan and lower average borrowings outstanding during the fiscal 2019 period.

Investment income of $268,000 and $62,000 in the first quarters ended June 30, 2018 and 2017, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 19% and 21% in the quarters ended June 30, 2018 and June 30, 2017, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

The Company estimate that the effective tax rate related to continuing operations will be approximately 21% to 23% for fiscal 2019.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $57,675,000 at June 30, 2018, a decrease of $5,890,000 from the March 31, 2018 balance of $63,565,000.

Cash flow from operating activities

Net cash provided by operating activities was $8,118,000 for the three months ended June 30, 2018 compared with net cash provided by operating activities of $14,440,000 for the three months ended June 30, 2017. Net income of $7,706,000 and non-cash adjustments to net income of $19,832,000 contributed the most to cash provided by operating activities for the the three months ended June 30, 2018. This was offset by an increase in trade accounts receivable of $5,553,000, an increase in inventory of $8,088,000, a decrease in trade accounts payable of $2,488,000, and a decrease in accrued expenses and non-current liabilities of $3,369,000. The net decrease in accrued expenses and non-current liabilities primarily consists of the fiscal 2018 annual incentive plan payments offset by fiscal 2019 incentive plan accruals and income tax accruals.

The net cash provided by operating activities for the three months ended June 30, 2017 consisted of net income of $11,656,000 and non-cash adjustments to net income of $12,249,000. This was offset by an increase in trade accounts receivable of $5,092,000, a decrease in trade accounts payable of $1,298,000, and a net decrease in accrued expenses and non-current liabilities of $2,863,000. The reduction in accrued expenses and non-current liabilities was primarily due to contributions of $1,153,000 made to the Magnetek pension plan.

Cash flow from investing activities

Net cash used by investing activities was $2,052,000 for the three months ended June 30, 2018 compared with net cash used by investing activities of $16,587,000 for the three months ended June 30, 2017. The most significant use of cash used by investing activities was $2,338,000 in capital expenditures.

The net cash used by investing activities for the three months ended June 30, 2017 is primarily from $14,750,000 in net cash paid to the former owner of STAHL related to a profit sharing agreement, net of a purchase price working capital refund. Capital expenditures for the three months ended June 30, 2017 totaled $1,928,000.

Cash flow from financing activities

Net cash used for financing activities was $8,062,000 for the three months ended June 30, 2018 compared with net cash used for financing activities of $15,002,000 for the three months ended June 30, 2017. The most significant use of cash was a $10,000,000 repayment on our Term Loan, offset by $3,091,000 in net inflows from stock related transactions, which includes proceeds of $3,641,000 from stock options exercised.

The most significant uses of cash for the three months ended June 30, 2017 were repayments on our Term Loan of $11,113,000 as well as repayment of a $2,656,000 loan to STAHL's former parent. The remaining net cash used for financing activities for the three months ended June 30, 2017 relates to dividends paid of $902,000 and $226,000 in net outflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Facilities will be sufficient to fund our ongoing operations and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of June 30, 2018, $50,741,000 of cash and cash equivalents were held by foreign subsidiaries. The Company is evaluating the possibility of repatriating foreign cash as a result of the Act.

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of new debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). Proceeds from the Facilities were used to fund the STAHL acquisition, pay fees and expenses associated with the acquisition, and refinance the Company's previous revolving credit facility ("Replaced Revolving Credit Facility") and senior secured Term Loan ("Replaced Term Loan"). The Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022.

The outstanding principal balance of the Term Loan was $365,463,000 as of June 30, 2018. The Company repaid $10,000,000, $1,113,000 of required principal payments and $8,887,000 of additional principal payments, on the Term Loan during the quarter ended June 30, 2018. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $4,478,000 in outstanding letters of credit issued against the Revolving Credit Facility as of June 30, 2018. The outstanding letters of credit as of June 30, 2018 consisted of $745,000 in commercial letters of credit and $3,733,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of June 30, 2018 and March 31, 2018. The accumulated amortization balances were $2,973,000 and $2,447,000 as of June 30, 2018 and March 31, 2018, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility and Replaced Revolving Credit Facility is $2,789,000 as of June 30, 2018 and March 31, 2018, which is included in other assets. The accumulated amortization balances were $790,000 and $651,000 as of June 30, 2018 and March 31, 2018, respectively. The net balance at June 30, 2018 includes $566,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the Revolving Credit Facility.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2018, unsecured credit lines totaled approximately $4,906,000, of which $0 was drawn. In addition, unsecured lines of $13,764,000 were available for bank guarantees issued in the normal course of business of which $7,824,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2018 and June 30, 2017 were $2,338,000 and $1,928,000, respectively. We expect capital expenditures for fiscal 2019 to range from approximately $15,000,000 to $20,000,000, excluding acquisitions and strategic alliances.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,657,000 and $320,711,000, respectively, at June 30, 2018.

During the three months ended June 30, 2018, certain of the Company's businesses met the criteria as held for sale. As a result, during the quarter the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit. The interim Step 1 goodwill impairment test for Rest of Products did not indicate that goodwill was impaired.

The Company was also required to record its Held for Sale Businesses at the lower of their carrying amount or fair value less cost to sell. Based on this analysis, the Company recorded an $11,100,000 loss on its Held for Sale Businesses of which $6,174,000 was a reduction to goodwill.

Refer to our 2018 10-K for additional information regarding our annual goodwill impairment process.

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

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 15 to the accompanying consolidated financial statements included in this quarterly report on form 10-Q.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of fiscal 2018.

Item 4.    Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2018 10-K for the year ended March 31, 2018 other than the following which has been amended:

Our future operating results may be affected by price fluctuations and trade tariffs in steel, aluminum, and other raw materials purchased to create our products. We may not be able to pass on increases in raw material costs to our customers.

The primary raw materials used in our chain, forging and crane building operations are steel, aluminum, and other raw materials such as motors, electrical and electronic components, castings and machined parts and components. These industries are highly cyclical and at times pricing and availability can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs, and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices and new trade tariffs, competitive conditions will determine how much of the price increases we can pass on to our customers. During historical rising cost periods, we were generally successful in adding and maintaining a surcharge to the prices of our high steel content products or incorporating them into price increases, with a goal of margin neutrality. In the future, to the extent we are unable to pass on any steel, aluminum, or other raw material price increases to our customers, our profitability could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018 formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets June 30, 2018 and March 31, 2018;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended June 30, 2018 and 2017

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2018 and 2017

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: July 31, 2018	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)