Form 10-Q
period 2018-09-30
COLUMBUS MCKINNON CORP
filed 2018-10-30
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of October 25, 2018 was: 23,345,882 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2018

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$57,681	$63,021
Trade accounts receivable	132,098	127,806
Inventories	158,313	152,886
Prepaid expenses and other	17,020	16,582
Total current assets	365,112	360,295
Property, plant, and equipment, net	102,255	113,079
Goodwill	329,062	347,434
Other intangibles, net	244,928	263,764
Marketable securities	7,229	7,673
Deferred taxes on income	33,093	32,442
Other assets	22,324	17,759
Total assets	$1,104,003	$1,142,446

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$41,380	$46,970
Accrued liabilities	95,607	99,963
Current portion of long term debt	60,039	60,064
Total current liabilities	197,026	206,997
Senior debt, less current portion	—	33
Term loan and revolving credit facility	279,270	303,221
Other non current liabilities	203,422	223,966
Total liabilities	679,718	734,217
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 23,345,797 and 23,045,479 shares issued and outstanding	233	230
Additional paid in capital	275,594	269,360
Retained earnings	221,239	197,897
Accumulated other comprehensive loss	(72,781)	(59,258)
Total shareholders' equity	424,285	408,229
Total liabilities and shareholders' equity	$1,104,003	$1,142,446

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands, except per share data)
Net sales	$217,142	$212,828	$442,134	$416,554
Cost of products sold	141,242	141,491	286,587	276,228
Gross profit	75,900	71,337	155,547	140,326

Selling expenses	24,515	25,042	50,082	48,842
General and administrative expenses	19,688	19,433	41,514	38,386
Research and development expenses	3,118	3,723	6,866	6,645
Held for sale impairment	—	—	11,100	—
Amortization of intangibles	3,754	3,920	7,657	7,639
	51,075	52,118	117,219	101,512

Income from operations	24,825	19,219	38,328	38,814
Interest and debt expense	4,248	5,067	8,855	10,208
Investment (income) loss	(111)	(46)	(379)	(108)
Foreign currency exchange (gain) loss	507	69	231	393
Other (income) expense, net	(307)	(429)	(347)	(988)
Income before income tax expense	20,488	14,558	29,968	29,309
Income tax expense	4,576	2,050	6,350	5,145
Net income	15,912	12,508	23,618	24,164
Dividends declared	(1,164)	(910)	(1,164)	(910)
Change in accounting principle	—	—	888	—
Retained earnings - beginning of period	206,491	191,391	197,897	179,735
Retained earnings - end of period	$221,239	$202,989	$221,239	$202,989

Average basic shares outstanding	23,272	22,746	23,194	22,663
Average diluted shares outstanding	23,721	23,142	23,621	23,013

Basic income per share:	$0.68	$0.55	$1.02	$1.07

Diluted income per share:	$0.67	$0.54	$1.00	$1.05

Dividends declared per common share	$0.05	$0.04	$0.05	$0.04

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Net income	$15,912	$12,508	$23,618	$24,164
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,320)	4,913	(12,566)	14,030
Change in derivatives qualifying as hedges, net of taxes of $182, $44, $237, $(967)	(544)	(86)	(708)	1,878
Change in pension liability and postretirement obligation, net of taxes of $(9), $63, $(220), $604	26	(123)	634	(1,172)
Adjustments for unrealized gain (loss) on investments (See Note 6):
Unrealized holding gain (loss) arising during the period, net of taxes of $0, $(49), $0, $(97)	—	95	—	189
Net change in unrealized gain (loss) on investments	—	95	—	189
Total other comprehensive income (loss)	(1,838)	4,799	(12,640)	14,925
Comprehensive income (loss)	$14,074	$17,307	$10,978	$39,089

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
OPERATING ACTIVITIES:
Net income	$23,618	$24,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,862	17,755
Deferred income taxes and related valuation allowance	(1,768)	2,635
Net (gain) loss on sale of real estate, investments and other	(42)	(2)
Stock based compensation	3,094	2,951
Amortization of deferred financing costs and discount on debt	1,328	1,327
Impairment of business classified as held for sale	11,100	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(8,236)	(10,098)
Inventories	(11,531)	(2,230)
Prepaid expenses and other	(906)	916
Other assets	487	2,463
Trade accounts payable	(4,268)	(307)
Accrued liabilities	1,511	3,452
Non-current liabilities	(3,660)	(8,243)
Net cash provided by operating activities	27,589	34,783

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	598	138
Purchases of marketable securities	(59)	(225)
Capital expenditures	(4,847)	(6,082)
Proceeds from sale of real estate	176	—
Net payments to former STAHL owner	—	(14,750)
Payment of restricted cash to former owner (see note 2)	(294)	(294)
Net cash used for investing activities	(4,426)	(21,213)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	3,708	5,594
Repayment of debt	(25,051)	(30,131)
Payment of dividends	(2,317)	(1,814)
Other	(566)	(1,276)
Net cash used for financing activities	(24,226)	(27,627)
Effect of exchange rate changes on cash	(4,571)	5,628
Net change in cash and cash equivalents	(5,634)	(8,429)
Cash, cash equivalents, and restricted cash at beginning of year	63,565	78,428
Cash, cash equivalents, and restricted cash at end of period	$57,931	$69,999

Supplementary cash flow data:
Interest paid	$7,393	$9,366
Income taxes paid (refunded), net	$1,993	$(139)
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2018

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2018, the results of its operations for the three and six month periods ended September 30, 2018 and September 30, 2017, and cash flows for the six months ended September 30, 2018 and September 30, 2017, have been included. Results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. The balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2018.

The Company is a leading global designer, manufacturer and marketer of hoists, actuators, rigging tools, digital power control systems, and other material handling products, which efficiently and safely move, lift, position, and secure materials. Key products include hoists, rigging tools, crane components, actuators, digital power control and delivery systems, elevator application drive systems, and explosion-protected hoists.

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. During both the three and six month periods ended September 30, 2018, approximately 54% of sales were to customers in the United States.

2.    Acquisitions and Disposals

On July 15, 2016, the Company purchased 100% of the assets of Ergomatic Products LLC ("Ergomatic"), a designer and manufacturer of ergonomic lift assists, articulating arms, torque tubes, and pneumatic control systems for material handling and tool suspension applications. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. The amounts withheld were classified as restricted cash at that time. Of this amount, $294,000 was paid to the seller in July 2017 and the remaining $294,000 was paid in July 2018.

As part of our business strategy, Blueprint 2021, in the first quarter of fiscal 2019 the Company started the process to sell its Tire Shredder business, its crane builder business, Crane Equipment and Service Inc., and Stahlhammer Bommern GmbH, its European forging business acquired in 2014 (the "Held for Sale Businesses") as they are no longer considered part of the core business or a strategic fit with the Company's long-term growth and operational objectives. During the current quarter ended September 30, 2018, the Company continued to actively pursue the sale of the Held for Sale Businesses and expects the sale of each business to occur in fiscal 2019. As such, the three businesses met the criteria as being held for sale as of September 30, 2018 in accordance with Accounting Standards Codification (“ASC”) 360-10-45-9, "Property, Plant, and Equipment." The businesses are not deemed significant to be considered discontinued operations.

When businesses or assets groups meet the criteria as held for sale, they are recorded at the lesser of their carrying value or fair value less cost to sell. As a result, the Company recorded an impairment loss in the amount of $11,100,000 presented as Held for sale impairment on the Condensed Consolidated Statements of Operations and Retained Earnings during the six months ended September 30, 2018 to reduce the carrying value of these asset groups to their fair values less estimated costs to sell. The loss was recorded in the first quarter of fiscal 2019 with no additional loss recorded during the second quarter. The amount of the loss was determined based on the fair value calculation described in Note 4. The Company will continue to update the analysis each reporting period as additional information becomes available. Additionally, net sales and pre-tax income for the combined Held for Sale Businesses was $9,463,000 and $20,900,000 and $1,455,000 and $2,116,000 for the three and six months ended September 30, 2018 and $10,358,000 and $19,042,000 and $508,000 and $449,000 for the three and six months ended September 30, 2017, respectively.

The following table represents the carrying amounts of the businesses classified as held for sale before impairment (in thousands):

September 30, 2018
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$522
Trade accounts receivable	3,880
Inventories	11,875
Prepaid expenses and other	544
Total current assets	16,821
Property, plant, and equipment, net	14,925
Goodwill	7,392
Other intangibles, net	1,902
Deferred taxes on income	211
Total assets	$41,251

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
Trade accounts payable	$1,541
Accrued liabilities	2,341
Total current liabilities	3,882
Other non current liabilities	1,843
Total liabilities	5,725
Total shareholder's equity	35,526
Total liabilities and shareholder's equity	$41,251

Additionally as part of the business strategy, the Company announced on October 26, 2018 that it plans to consolidate its hoist manufacturing facility in Salem, Ohio into the Lisbon, Ohio and Wadesboro, NC facilities early in fiscal 2020. The Company is still gathering all necessary information to determine the accounting impact of the facility consolidation and expects to do so in the third quarter of fiscal 2019.

3.    Revenue Recognition

Transition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 requires the recognition of revenue when control transfers under the terms of the contract to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard became effective for the Company on April 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard using the modified retrospective method to contracts not completed at the date of adoption and prior period results have not been retrospectively adjusted to give effect to the adoption of ASC 606. The adoption of this standard did not have a material impact on the timing or amount of revenue or costs recognized by the Company, therefore no cumulative effect or catch up adjustment to the opening balance of retained earnings was recorded. Further, disclosures of what our revenues and costs would have been for the three and six months ended September 30, 2018 under legacy U.S. GAAP have not been disclosed as there are no material differences between the reported results under the new standard and those that would have been reported under legacy U.S. GAAP.

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

The following table illustrates the balance and related activity for customer advances in the six months ending September 30, 2018 (in thousands):

Customer advances (contract liabilities)
March 31, 2018, beginning balance	15,909
Additional customer advances received	23,111
Revenue recognized from customer advances	(21,013)
Other (1)	(930)
September 30, 2018, ending balance	$17,077

(1) Other includes the impact of foreign currency translation

As of September 30, 2018, the Company has not recognized revenue prior to the right to invoice the customer in accordance with the contract terms. As such, there are no contract asset balances, which represent costs in excess of billings, as of the date of adoption of ASC 606 or as of September 30, 2018.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the three and six months ending September 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
Net Sales by Product Grouping	September 30, 2018	September 30, 2018
Industrial Products	$97,202	$195,737
Crane Solutions	$89,640	$187,142
Engineered Products	$20,464	$38,147
All other	$9,836	$21,108
Total	$217,142	$442,134

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

Practical expedients

Incremental costs to obtain a contract incurred by the Company primarily relate to sales commissions for contracts with a duration of one year or less. Therefore, these costs are expensed as incurred and are recorded in Selling Expenses on the Condensed Consolidated Statements of Operations.

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,229	$7,229	$—	$—
Annuity contract	2,227	—	2,227	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(250)	—	(250)	—
Interest rate swap asset	5,369	—	5,369	—
Cross currency swap liability	(27,537)	—	(27,537)	—
Cross currency swap asset	2,368	—	2,368	—

Disclosed at fair value:
Term loan	$(351,987)	$—	$(351,987)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,673	$7,673	$—	$—
Annuity contract	2,575	—	2,575	—
Derivative assets (liabilities):
Foreign exchange contracts	107	—	107	—
Interest rate swap asset	3,961	—	3,961	—
Cross currency swap liability	(40,237)	—	(40,237)	—
Cross currency swap asset	2,204	—	2,204	—

Disclosed at fair value:
Term loan	$(378,504)	$—	$(378,504)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At September 30, 2018, the Term loan has been recorded at carrying value which approximates fair value.

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

During fiscal 2019, the Company terminated certain employees in connection with its overall STAHL integration plan. For the six months ended September 30, 2018 the Company incurred $1,602,000 in severance and other employee termination costs, all of which were incurred in the first quarter. The costs incurred were calculated at fair value on a non-recurring basis using Level 3 inputs which included expected payments. Of the severance and other termination costs previously accrued, $839,000 is unpaid at September 30, 2018 and included within accrued liabilities on the Company's Condensed Consolidated Balance Sheet.

As described in Note 2, the Company has classified the assets and liabilities of certain businesses as held for sale. As a result of this classification during the first quarter of fiscal 2019, the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit (representing the hoist, chain, forgings design, digital power, motion control, manufacturing, and distribution businesses). The net assets of the Rest of Products reporting unit were measured on a non-recurring basis as of May 31, 2018 in order to perform the interim Step 1 goodwill impairment test.

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

The compound annual growth rate for revenue during the first five years of the projections was approximately 3.75%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the Rest of Products reporting unit was determined to be 11.1% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. The interim Step 1 goodwill impairment test for the Rest of Products reporting unit did not indicate that goodwill was impaired.

The Company is required to record assets and liabilities of its Held for Sale Businesses at the lower of their carrying amount or fair value less cost to sell. For the purposes of this analysis, fair value is based on the estimated selling price of the assets held for sale. Based on this analysis, the Company recorded an $11,100,000 impairment charge on its Held for Sale Businesses during the first six months of fiscal 2019. This charge was fully incurred during the first quarter of fiscal 2019. Refer to Note 2 for additional details.

Please refer to the 2018 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2018 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	March 31, 2018
At cost - FIFO basis:
Raw materials	$90,695	$84,492
Work-in-process	42,812	43,140
Finished goods	39,534	40,321
Total at cost FIFO basis	173,041	167,953
LIFO cost less than FIFO cost	(14,728)	(15,067)
Net inventories	$158,313	$152,886

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” adopted by the Company on April 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. There is no longer an available-for-sale classification for equity securities or certain mutual funds (such as bond funds and fixed-income funds) with readily determinable fair values. As such, the Company’s marketable securities (both equity and fixed income securities) are no longer classified as available-for-sale securities. The Company's marketable securities are still recorded at their fair values, however, gains and losses are realized within Investment (income) loss on the Condensed Consolidated Statements of Operations and Retained Earnings. The Company adopted this standard on a modified retrospective basis. A cumulative effect adjustment of $888,000 was recorded on April 1, 2018 to the beginning balance of Retained earnings with an offset to Accumulated other comprehensive loss. The impact on earnings for unrealized gains were not material in the three and six months ended September 30, 2018.

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

Net realized gains related to sales of marketable securities were not material in the three and six months ended September 30, 2017.

The following is a summary of available-for-sale securities at March 31, 2018 (in thousands, prior to the adoption of ASU 2016-01):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,149	$588	$64	$7,673

On December 21, 2017, the Company purchased a 49% ownership interest in Eastern Morris Cranes Company Limited (EMC), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, for $3,359,000. This represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment value was increased for the Company's ownership percentage of income earned by EMC during the fiscal year. The investment's carrying value as of September 30, 2018 is $3,404,000 and has been accounted for as an equity method investment. It is presented in other assets in the Condensed Consolidated Balance Sheets. The September 30, 2018 trade accounts receivable balance due from EMC is $3,940,000 and is comprised of amounts due for the sale of goods and services in the ordinary course of business. The amount in trade accounts payable is not material as of September 30, 2018.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has four reporting units as of September 30, 2018 and March 31, 2018.   Only two of the four reporting units carried goodwill at September 30, 2018 and March 31, 2018. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,649,000 and $9,721,000 at September 30, 2018 and March 31, 2018, respectively, and the Rest of Products reporting unit (representing the hoist, chain, forgings design, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $319,413,000 and $337,713,000 at September 30, 2018 and March 31, 2018, respectively.

Refer to the 2018 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

As described in Note 2, the Company has classified the assets and liabilities of certain businesses as held for sale. As a result of this classification during fiscal 2019. the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit. This analysis was performed during the first quarter of fiscal 2019. The net assets of the Rest of Products reporting unit were measured on a non-recurring basis in order to perform a Step 1 goodwill impairment test. The interim Step 1 goodwill impairment test for Rest of Products did not indicate that goodwill was impaired.

The Company is required to record assets and liabilities of its Held for Sale Businesses at the lower of their carrying amount or fair value less cost to sell. Based on this analysis, the Company recorded an $11,100,000 impairment charge on its Held for Sale Businesses during the six months ended September 30, 2018, of which $6,174,000 was recorded as a reduction to goodwill during the first quarter of fiscal 2019, with no additional reduction to goodwill recorded during the second quarter.

A summary of changes in goodwill during the six months ended September 30, 2018 is as follows (in thousands):

Balance at April 1, 2018	$347,434
Held for Sale Impairment (see Note 2)	(6,174)
Currency translation	(12,198)
Balance at September 30, 2018	$329,062

Goodwill is recognized net of accumulated impairment losses of $113,174,000 and $107,000,000 as of September 30, 2018 and March 31, 2018, respectively. The increase at September 30, 2018 relates to the assets held for sale as described above.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,407	$(4,123)	$2,284	$5,875	$(3,299)	$2,576
Indefinite lived trademark	47,639	—	47,639	48,874	—	48,874
Customer relationships	187,098	(30,972)	156,126	199,045	(27,887)	171,158
Acquired technology	46,811	(8,971)	37,840	46,898	(7,436)	39,462
Other	3,585	(2,546)	1,039	3,936	(2,242)	1,694
Total	$291,540	$(46,612)	$244,928	$304,628	$(40,864)	$263,764

Customer relationships with a gross carrying amount of $2,815,000 and accumulated amortization of $957,000 have been written off during the first six months of fiscal 2019, in connection with the $11,100,000 impairment charge on the Held for Sale Businesses described above. Further, other intangible assets with a gross carrying amount of $226,000 and accumulated amortization of $211,000 have also been written off during the first six months of fiscal 2019 as a result of the assets held for sale.

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 14 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a carrying value of $47,639,000 as of September 30, 2018 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $3,754,000 and $3,920,000 for the three month periods ended September 30, 2018 and 2017, respectively. Total amortization expense was $7,657,000 and $7,639,000 for the six month periods ended September 30, 2018 and 2017, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense is approximately $15,000,000 for fiscal years 2019 through 2023.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with four counterparties as of September 30, 2018.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2018, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2018 fair values reflected in the table below. During the six months ended September 30, 2018, the Company was not in default of any of its derivative obligations.

As of September 30, 2018, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $206,695,000, and all of the contracts mature by January 31, 2022. From its September 30, 2018 balance of AOCL, the Company expects to reclassify approximately $853,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.

The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,484,000, and all of the contracts mature by December 31, 2018. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $12,202,000 and all contracts mature by September 30, 2019. From its September 30, 2018 balance of AOCL, the Company expects to reclassify approximately $203,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $216,495,000 as of September 30, 2018. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in current period interest expense. From its September 30, 2018 balance of AOCL, the Company expects to reclassify approximately $946,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations and Retained Earnings for the three months ended September 30, 2018 and 2017 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
September 30, 2018	Foreign exchange contracts	$(103)	Cost of products sold	$(2)
September 30, 2018	Interest rate swaps	492	Interest expense	130
September 30, 2018	Cross currency swaps	634	Foreign currency exchange loss (gain)	1,438

September 30, 2017	Foreign exchange contracts	(212)	Cost of products sold	11
September 30, 2017	Interest rate swap	407	Interest expense	112
September 30, 2017	Cross currency swaps	(6,049)	Foreign currency exchange loss (gain)	(5,891)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
September 30, 2018	Foreign currency exchange gain/loss	$(41)
September 30, 2017	Foreign currency exchange gain/loss	11

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations and Retained Earnings for the six months ended September 30, 2018 and 2017 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
September 30, 2018	Foreign exchange contracts	$(197)	Cost of products sold	$(100)
September 30, 2018	Interest rate swaps	1,367	Interest expense	248
September 30, 2018	Cross currency swaps	9,647	Foreign currency exchange loss (gain)	11,377

September 30, 2017	Foreign exchange contracts	(418)	Cost of products sold	39
September 30, 2017	Interest rate swap	(864)	Interest expense	(516)
September 30, 2017	Cross currency swaps	(15,493)	Foreign currency exchange loss (gain)	(18,176)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
September 30, 2018	Foreign currency exchange gain/loss	$(7)
September 30, 2017	Foreign currency exchange gain/loss	12

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of September 30, 2018 (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	March 31, 2018
Foreign exchange contracts	Prepaid expenses and other	$26	$213
Foreign exchange contracts	Accrued liabilities	(239)	(75)
Interest rate swap	Prepaid expenses and other	1,245	662
Interest rate swap	Other assets	4,124	3,299
Cross currency swap	Prepaid expenses and other	2,368	2,204
Cross currency swap	Accrued liabilities	(1,231)	(2,028)
Cross currency swap	Other non current liabilities	(26,306)	(38,209)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	March 31, 2018
Foreign exchange contracts	Accrued Liabilities	(37)	(31)

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

The outstanding principal balance of the Term Loan was $350,463,000 as of September 30, 2018. The Company made $1,113,000 of required principal payments and $13,887,000 of additional principal payments during the quarter ended September 30, 2018 and $2,226,000 of required principal payments and $22,774,000 of additional principal payments on the Term Loan during the six months ended September 30, 2018. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $4,792,000 in outstanding letters of credit issued against the Revolver as of September 30, 2018. The outstanding letters of credit as of September 30, 2018 consisted of $886,000 in commercial letters of credit and $3,906,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of September 30, 2018 and March 31, 2018. The accumulated amortization balances were $3,498,000 and $2,447,000 as of September 30, 2018 and March 31, 2018, respectively.

The gross balance of deferred financing costs associated with the Revolver and Replaced Revolving Credit Facility is $2,789,000 as of September 30, 2018 and March 31, 2018, which is included in other assets. The accumulated amortization balances were $930,000 and $651,000 as of September 30, 2018 and March 31, 2018, respectively. The net balance at September 30, 2018 includes $526,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the Revolver.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2018, unsecured credit lines totaled approximately $4,873,000, of which $0 was drawn. In addition, unsecured lines of $13,534,000 were available for bank guarantees issued in the normal course of business of which $7,956,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2018 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service costs	$267	$641	$536	$1,256
Interest cost	3,880	4,248	7,765	8,456
Expected return on plan assets	(4,605)	(5,474)	(9,242)	(10,943)
Net amortization	589	823	1,178	1,630
Net periodic pension (benefit) cost	$131	$238	$237	$399

The Company adopted ASU 2017-07 in the first quarter of fiscal 2019. The service cost component of net periodic benefit cost above is recorded in Cost of products sold, Selling expense, and General and administrative expenses within the Condensed Consolidated Statements of Operations and Retained Earnings, while the remaining components are recorded to Other (income) expense, net. The prior year amounts have been reclassified to provide comparable presentation in line with the guidance in ASU 2017-07 based on amounts previously disclosed for the various components of net periodic pension (benefit) cost.

The Company currently plans to contribute approximately $11,127,000 to its pension plans in fiscal 2019.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest cost	$28	$35	$57	$70
Amortization of plan net losses	(12)	—	(24)	—
Net periodic postretirement cost	$16	$35	$33	$70

Similar to net periodic pension cost above, the prior year net periodic postretirement benefit cost has been reclassified to provide comparable presentation in line with ASU 2017-07.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2018 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator for basic and diluted earnings per share:
Net income	$15,912	$12,508	$23,618	$24,164

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	23,272	22,746	23,194	22,663
Effect of dilutive employee stock options and other share-based awards	449	396	427	350
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	23,721	23,142	23,621	23,013

Stock options and performance shares with respect to 134,000 common shares for the three and six months ended September 30, 2018, and 283,000 and 428,000 common shares for the three and six months ended September 30, 2017, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. For the three and six months ended September 30, 2018, an additional 161,000 contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

During fiscal 2017, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“2016 LTIP”).  The Company grants share based compensation to eligible participants under the 2016 LTIP.  The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.

During the first six months of fiscal 2019 and 2018, there were 166,000 shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2018, 157,000 shares of restricted stock units vested and were issued.

On October 22, 2018 the Company's Board of Directors declared a dividend of $0.05 per common share. The dividend will be paid on November 19, 2018 to shareholders of record on November 9, 2018. The dividend payment is expected to be approximately $1,170,000.

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $13,938,000 as of September 30, 2018, of which $10,365,000 is included in Other non current liabilities and $3,573,000 included in Accrued liabilities.  The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 6).

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

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of September 30, 2018 a total of $1,116,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2019.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,000,000 and $7,700,000 using actuarial parameters of continued claims for a period of 37 years from September 30, 2018.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,897,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2018. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered. In July 2017 and August 2018, the Company received settlement payments of $1,741,000 and $120,000, respectively, net of legal fees, from one of its insurance carriers as partial reimbursement for asbestos-related expenses.  These partial payments have been recorded as gains in cost of products sold. In February 2018 and June 2018 additional settlement payments of $621,000 and $9,000, respectively, were received from another insurance carrier as partial reimbursement for asbestos-related expenses. The Company is continuing its actions to recover further past costs and to cover future costs.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,629,000, which has been reflected as a liability in the consolidated financial statements as of September 30, 2018. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $1,000,000 which has been reflected as a liability in the consolidated financial statements at September 30, 2018.

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

In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,800,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,200,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority had until October 2017 to appeal this decision. In October 2017, Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2005/2006. In November 2017 Magnetek filed a memorandum with the Italian Revenue Service and the Italian Supreme Court in response to the appeal made by the tax authority. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal 2002/2003. In October 2018 Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2002/2003.

The Company believes it will be successful and does not expect to incur a liability related to these assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first six months of fiscal year 2019.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and off-site locations. Its remediation activities as a potentially responsible party were not material in the first six months of fiscal year 2019. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of

Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $186,000 at September 30, 2018 related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $324,000 for all environmental matters related to Magnetek in the consolidated financial statements as of September 30, 2018 on an undiscounted basis.

In September of 2017, Magnetek received a request for defense and indemnification from Monsanto Company, Pharmacia, LLC, and Solutia, Inc. (collectively, “Monsanto”) with respect to: (1) lawsuits brought by plaintiffs claiming that Monsanto manufactured polychlorinated biphenyls ("PCBs"), exposure to which allegedly caused injury to plaintiffs; and (2) lawsuits brought by municipalities and municipal entities claiming that Monsanto should be responsible for a variety of damages due to the presence of PCBs in bodies of water in those municipalities and/or in water treated by those municipal entities.  Monsanto claims to be entitled to defense and indemnification from Magnetek under a so-called “Special Undertaking” apparently executed by Universal in January of 1972, which purportedly required Universal to defend and indemnify Monsanto from liabilities “arising out of or in connection with the receipt, purchase, possession, handling, use, sale or disposition of” PCBs by Universal.

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

As of September 30, 2018 the Company has recorded a reserve of $300,000 for legal costs incurred to date and expected to be incurred related to this matter.

13.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 22% and 14% in the quarters ended September 30, 2018 and September 30, 2017, respectively, and 21% and 18% for the six-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 23% for fiscal 2019.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law. On this day, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the one-time transition tax, withholding tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended March 31, 2018. The preliminary estimate of the one-time transition tax and the re-measurement of our deferred tax assets and liabilities is subject to the finalization of the Company's analysis related to certain matters, such as developing interpretations of the provisions of the Tax Reform Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns, U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Reform Act may require further adjustments and changes in our estimates.

The Company has elected to account for Global Intangible Low Taxed Income ("GILTI") tax in the period in which it is incurred, and therefore has not recorded any deferred tax impacts of GILTI in its consolidated financial statements for the year ended March 31, 2018, or during the quarter ended September 30, 2018. We have made progress in our calculations to reasonably estimate the effect of the GILTI tax and have included it in our annual effective tax rate.

The final determination of the one-time transition tax and the re-measurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Reform Act.

Refer to the Company’s consolidated financial statements included in its 2018 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and six-month period ended September 30, 2018 are as follows (in thousands):

	Three months ended September 30, 2018
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$—	$(49,371)	$(19,893)	$(1,680)	$(70,944)
Other comprehensive income (loss) before reclassification	—	(403)	(1,320)	1,023	(700)
Amounts reclassified from other comprehensive loss	—	429	—	(1,566)	(1,137)
Net current period other comprehensive income (loss)	—	26	(1,320)	(543)	(1,837)
Adoption of ASU 2016-01 (See Note 6)	—	—	—	—	—
Ending balance net of tax	$—	$(49,345)	$(21,213)	$(2,223)	$(72,781)

	Six months ended September 30, 2018
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$888	$(49,984)	$(8,647)	$(1,515)	$(59,258)
Other comprehensive income (loss) before reclassification	—	(218)	(12,566)	10,817	(1,967)
Amounts reclassified from other comprehensive loss	—	857	—	(11,525)	(10,668)
Net current period other comprehensive income (loss)	—	639	(12,566)	(708)	(12,635)
Adoption of ASU 2016-01 (See Note 6)	(888)	—	—	—	(888)
Ending balance net of tax	$—	$(49,345)	$(21,213)	$(2,223)	$(72,781)

Details of amounts reclassified out of AOCL for the three-month period ended September 30, 2018 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$577	(1)
	577	Total before tax
	(148)	Tax benefit
	$429	Net of tax

Change in derivatives qualifying as hedges
	$3	Cost of products sold
	(174)	Interest expense
	(1,920)	Foreign currency
	(2,091)	Total before tax
	525	Tax expense
	$(1,566)	Net of tax

Details of amounts reclassified out of AOCL for the six-month period ended September 30, 2018 are as follows (in thousands)

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on condensed consolidated statement of operations and retained earnings
Net amortization of prior service cost and pension settlement
	$1,154	(1)
	1,154	Total before tax
	(297)	Tax benefit
	$857	Net of tax

Change in derivatives qualifying as hedges
	$133	Cost of products sold
	(331)	Interest expense
	(15,187)	Foreign currency
	(15,385)	Total before tax
	3,860	Tax expense
	$(11,525)	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 9 — Net Periodic Benefit Cost for additional details.)

15.    Effects of New Accounting Pronouncements

In August 2018, the U.S. Securities and Exchange Commission (SEC) issued its rule Disclosure Update and Simplification (DUSTR) to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The DUSTR is part of the SEC’s overall project to improve disclosure effectiveness and is intended to simplify compliance without significantly altering the total mix of information provided to investors. In a limited number of situations, the DUSTR expanded the disclosure requirements. For example, an analysis of changes in stockholders’ equity will now be required for the current and comparative quarter and year-to-date interim periods. The DUSTR rules will become effective on November 5, 2018 and must be applied to any filings after that date. In September 2018, the SEC staff issued a Compliance and Disclosure Interpretation (C&DI) that provides an extended transition period for companies to comply with the new interim disclosure requirement regarding changes in stockholders’ equity. The SEC staff stated it would not object to a registrant waiting to comply until its Form 10-Q for the quarter that begins after the effective date. The Company expects to adopt this rule in the third quarter of fiscal 2019.

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350)." The ASU amends ASC 350 to include in its scope implementation costs of a Cloud Computing Arrangement (CCA) that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted the standard on a prospective basis effective July 1, 2018. The standard did not have a material impact on the financial statements as of September 30, 2018.

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plan (Topic 715)." The ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans such as a narrative description describing the reasons for significant gains and losses affecting the benefit obligation for the period and the removal of disclosing amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We anticipate this standard will change the disclosures in the Net Periodic Benefit Cost footnote in the Company's Form 10-K upon adoption.

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)." The ASU changes the fair value measurement disclosure requirements including new, eliminated, and modified disclosure requirements of ASC 820. For instance, the ASU requires the addition of disclosures for Level 3 fair value measurements with unrealized gains and losses included in other comprehensive income and disclosure of the range of the weighted average used to develop significant unobservable inputs for Level 3 measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted for any eliminated or modified disclosures. We anticipate this standard will modify the disclosures in the Derivative Instruments footnote upon adoption.

In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." Under the ASU, entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and nonlease components when certain conditions are met. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted no earlier than when the entity adopts ASC 842.

In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842." Under the ASU, various aspects within ASC 842 were improved, such as the rate implicit in the lease, lessee's reassessment of lease classification, lease term and purchase option, as well as many others aspects of the guidance. The ASU is effective when the entity adopts ASC 842.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The Company expects to adopt ASC 842 in fiscal 2020.
We are currently evaluating the impact that the standard will have on our consolidated financial statements and have continued gathering lease agreements in order to compile a complete list. Information about our undiscounted future lease payments and the timing of those payments is included in Note 17 of our 2018 10-K.

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements." The ASU amendments represent changes to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (Codification). The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment, however, many of the amendments in the ASU have transition guidance with effective dates for fiscal years beginning after December 15, 2018 for public business entities. We are currently evaluating the impact the standard will have on our consolidated financial statements.

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

On April 1, 2018, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." The standard requires the current-service-cost component be disaggregated from the other components of net benefit cost. The current-service-cost is now presented with current compensation costs for related employees and the other components of net benefit cost is presented in Other (income) expense, net. In accordance with the ASU, the Company adopted the standard on a retrospective basis to all periods presented. As a result, the Company reclassified other components of net periodic benefit cost from Cost of products sold and General and administrative expenses to Other (income) expense, net in the amount of $368,000 and $788,000 on the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six months ended September 30, 2017. As a basis for the retrospective application of the ASU, the practical expedient was applied which permits the use of amounts disclosed for the various components of net periodic benefit cost in Note 10.

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

The Company adopted this standard effective April 1, 2018. The following table provides a reconciliation of Cash and cash equivalents and Restricted Cash reported within the Condensed Consolidated Balance Sheets that agree to the total of the amount presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents at end of period, shown in the Condensed Consolidated Balance Sheets	$57,681	$69,455
Restricted cash within Prepaid expenses and other	—	294
Restricted cash within Other assets	250	250
Total Cash, cash equivalents, and restricted cash at end of period, shown in the Condensed Consolidated Statements of Cash Flows	$57,931	$69,999

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

We are a leading worldwide designer, manufacturer, and marketer of material handling products, systems and services which efficiently and safely move, lift, position, and secure materials. Key products include hoists, rigging tools, digital power control systems, and actuators. We are focused on serving commercial and industrial applications that require safety and productivity in moving material provided by our superior design and engineering know-how.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 143-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives to increase earnings power include operational excellence and profitable growth. In accordance with our Blueprint 2021 strategy, we are simplifying the business structure and product platforms, improving operating performance, and focusing our R&D expenditures to grow profitably. Shareholder value will be enhanced by expanding EBITDA margins and return on invested capital (ROIC).

Our revenue base is geographically diverse with approximately 46% derived from customers outside the U.S. for the six months ended September 30, 2018. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase operating margins as well as further improve our productivity and competitiveness. We have specific initiatives to reduce quote lead-times, improve on-time deliveries, reduce warranty costs, and improve material and plant productivity. The initiatives are being driven by the implementation of our business operating system E-PAS™. We are working to achieve these strategic initiatives through product simplification, operational excellence, and profitable growth initiatives. We believe these initiatives will enhance future margins.

We continuously monitor market prices of steel. We purchase approximately $25,000,000 to $30,000,000 of steel annually in a variety of forms including rod, wire, bar, structural, and other forms of steel. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. However, as a result of the recent trade tariff actions with China, the Company has estimated its fiscal 2019 exposure to be approximately $2,000,000 as a result of the trade tariffs which will result in increased cost of products sold based on today's regulations. The Company is monitoring the impact of tariffs and is actively working to mitigate this impact through material productivity actions and pricing strategies.

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

Results of Operations

Three Months Ended September 30, 2018 and September 30, 2017

Net sales in the fiscal 2019 quarter ended September 30, 2018 were $217,142,000, up $4,314,000 or 2.0% from the fiscal 2018 quarter ended September 30, 2017 net sales of $212,828,000. Net sales were positively impacted $4,357,000 due to increased sales volume and $2,119,000 by price increases. Foreign currency translation unfavorably impacted sales by $2,162,000 for the three months ended September 30, 2018.

Gross profit in the fiscal 2019 quarter ended September 30, 2018 was $75,900,000, an increase of $4,563,000 or 6.4% from the fiscal 2018 quarter ended September 30, 2017 gross profit of $71,337,000. Gross profit margin increased to 35.0% in the fiscal 2019 three months ended September 30, 2018 from 33.5% in fiscal 2018. The increase in gross profit was due to $2,857,000 in increased volume, $1,340,000 of price increases net of material inflation, $2,449,000 in increased productivity net of other cost changes, $52,000 in STAHL integration costs in the prior year that did not reoccur in the current year that are classified as cost of products sold, and $225,000 in decreased product liability costs. These gross profit increases are offset by $1,741,000 due to a product liability insurance recovery settlement that was received in the prior year. The translation of foreign currencies had a $619,000 unfavorable impact on gross profit in the three months ended September 30, 2018.

Selling expenses were $24,515,000 and $25,042,000 in the fiscal 2019 and 2018 second quarters ended September 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, selling expenses were 11.3% and 11.8% in the fiscal 2019 and 2018 three months ended September 30, 2018 and 2017. Foreign currency translation had a $264,000 favorable impact on selling expenses.

General and administrative expenses were $19,688,000 and $19,433,000 in the fiscal 2019 and 2018 second quarters ended September 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, general and administrative expenses was 9.1% in both the three months ended September 30, 2018 and 2017. The increase in general and administrative expenses was primarily due to higher incentive compensation accruals of $972,000, offset by $534,000 of STAHL integration costs that are classified as general and administrative expense and a $300,000 net reduction in legal costs for a former subsidiary of Magnetek involved in a litigation matter. Additionally, $1,323,000 in legal costs were incurred in the prior year related to an insurance recovery legal action, offset by $659,000 incurred in the three months ended September 30, 2018. The remaining increase is related to higher compensation costs and general inflation. Foreign currency translation had a $152,000 favorable impact on general and administrative expenses.

Research and development expenses were $3,118,000 and $3,723,000 in the fiscal 2019 and 2018 second quarters ended September 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, research and development expenses were 1.4% and 1.7% in the fiscal 2019 and 2018 three months ended September 30, 2018 and 2017. The decrease primarily relates to reduced expenditures for new product development.

Amortization of intangibles remained relatively consistent at $3,754,000 and $3,920,000 in the fiscal 2019 and 2018 second quarters ended September 30, 2018 and 2017, respectively.

Interest and debt expense was $4,248,000 in the second quarters ended September 30, 2018 compared to $5,067,000 in the quarter ended September 30, 2017 and primarily related to interest and debt expense on the Company's Term Loan and lower average borrowings outstanding during the fiscal 2019 period.

Investment income of $111,000 and $46,000 in the second quarters ended September 30, 2018 and 2017, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 22% and 14% in the quarters ended September 30, 2018 and September 30, 2017, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The percentage for the three months ended September 30, 2017 was reduced 11 percentage points due to the income tax impact of stock based compensation activity as a result of the Company's adoption of ASU No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 23% for fiscal 2019.

Six Months Ended September 30, 2018 and September 30, 2017

Net sales in the fiscal 2019 six months ended September 30, 2018 were $442,134,000, up $25,580,000 or 6.1% from the fiscal 2018 six months ended September 30, 2017 net sales of $416,554,000. Net sales were positively impacted $18,400,000 due to increased sales volume and $4,086,000 by price increases. Foreign currency translation favorably impacted sales by $3,094,000 for the six months ended September 30, 2018.

Gross profit in the fiscal 2019 six months ended September 30, 2018 was $155,547,000, an increase of $15,221,000 or 10.8% from the fiscal 2018 six months ended September 30, 2017 gross profit of $140,326,000. Gross profit margin increased to 35.2% in the fiscal 2019 six months ended September 30, 2018 from 33.7% in fiscal 2018. The increase in gross profit was due to $6,854,000 in increased volume, $2,816,000 of price increases net of material inflation, $6,236,000 in increased productivity net of other cost changes, and $165,000 in decreased product liability costs, offset by $65,000 in increased STAHL integration costs compared to the prior year that are classified as cost of products sold and $1,741,000 due to a product liability insurance recovery settlement that was received in the prior year. The translation of foreign currencies had a $956,000 favorable impact on gross profit in the six months ended September 30, 2018.

Selling expenses were $50,082,000 and $48,842,000 in the fiscal 2019 and 2018 six months ended September 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, selling expenses were 11.3% and 11.7% in the fiscal 2019 and 2018 six months ended September 30, 2018 and 2017. STAHL integration costs that are classified as selling expenses increased $455,000 in the six months ended September 30, 2018. Foreign currency translation had a $449,000 unfavorable impact on selling expenses.

General and administrative expenses were $41,514,000 and $38,386,000 in the fiscal 2019 and 2018 six months ended September 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.4% and 9.2% in the six months ended September 30, 2018 and 2017. The increase in general and administrative expenses was due to higher incentive compensation accruals of $1,774,000 and increased environmental remediation costs of $331,000, offset by $454,000 of STAHL integration costs that are classified as general and administrative expense and a $300,000 net reduction in legal costs for a former subsidiary of Magnetek involved in a litigation matter. Additionally, $1,552,000 in legal costs were incurred in the prior year related to an insurance recovery legal action, offset by $659,000 of incurred legal costs in the six months ended September 30, 2018. The remaining increase is related to higher compensation costs and general inflation. Foreign currency translation had a $217,000 unfavorable impact on general and administrative expenses.

Research and development expenses remained relatively consistent in the amount of $6,866,000 and $6,645,000 in the fiscal 2019 and 2018 six months ended September 30, 2018 and 2017, respectively. As a percentage of consolidated net sales, research and development expenses was 1.6% in both the fiscal 2019 and 2018 six months ended September 30, 2018 and 2017.

A held for sale impairment in the amount of $11,100,000 was recorded in the six months ended September 30, 2018 as a result of the Company actively pursuing the sale of its Held for Sale Businesses. No held for sale impairment was recorded in the six months ended September 30, 2017.

Amortization of intangibles remained relatively consistent at $7,657,000 and $7,639,000 in the fiscal 2019 and 2018 six months ended September 30, 2018 and 2017, respectively.

Interest and debt expense was $8,855,000 in the six months ended September 30, 2018 compared to $10,208,000 in the six months ended September 30, 2017 and primarily related to interest and debt expense on the Company's Term Loan and lower average borrowings outstanding during the fiscal 2019 period.

Investment income of $379,000 and $108,000 in the six months ended September 30, 2018 and 2017, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Income tax expense as a percentage of income from continuing operations before income tax expense was 21% and 18% in the six months ended September 30, 2018 and September 30, 2017, respectively. Typically these percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The percentage for the six months ended September 30, 2017 was reduced 5 percentage points due to the income tax impact of stock based compensation activity as a result of the Company's adoption of ASU No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 23% for fiscal 2019.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $57,931,000 at September 30, 2018, a decrease of $5,634,000 from the March 31, 2018 balance of $63,565,000.

Cash flow from operating activities

Net cash provided by operating activities was $27,589,000 for the six months ended September 30, 2018 compared with net cash provided by operating activities of $34,783,000 for the six months ended September 30, 2017. Net income of $23,618,000 and non-cash adjustments to net income of $30,574,000 contributed the most to cash provided by operating activities for the the six months ended September 30, 2018. This was offset by an increase in trade accounts receivable of $8,236,000, an increase in inventory of $11,531,000, a decrease in trade accounts payable of $4,268,000, and a decrease in accrued expenses and non-current liabilities of $2,149,000. The net decrease in accrued expenses primarily consists of the fiscal 2018 annual incentive plan payments offset by fiscal 2019 incentive plan accruals, increased customer deposits, and income tax accruals. The net decrease in non-current liabilities is largely due to U.S. pension plan contributions of $3,750,000.

The net cash provided by operating activities for the six months ended September 30, 2017 consisted of net income of $24,164,000 and non-cash adjustments to net income of $24,666,000. This was offset by an increase in trade accounts receivable of $10,098,000, a decrease in trade accounts payable of $307,000, and a net decrease in accrued expenses and non-current liabilities of $4,791,000. The reduction in accrued expenses and non-current liabilities was primarily due to contributions of $3,195,000 made to the Magnetek pension plan.

Cash flow from investing activities

Net cash used for investing activities was $4,426,000 for the six months ended September 30, 2018 compared with net cash used by investing activities of $21,213,000 for the six months ended September 30, 2017. The most significant use of cash used by investing activities in the fiscal 2019 period was $4,847,000 in capital expenditures.

The net cash used by investing activities for the six months ended September 30, 2017 is primarily from $14,750,000 in net cash paid to the former owner of STAHL related to a profit sharing agreement, net of a purchase price working capital refund. Capital expenditures for the six months ended September 30, 2017 totaled $6,082,000.

Cash flow from financing activities

Net cash used for financing activities was $24,226,000 for the six months ended September 30, 2018 compared with net cash used for financing activities of $27,627,000 for the six months ended September 30, 2017. The most significant uses of cash were $25,051,000 in repayments on our Term Loan and dividends paid in the amount of $2,317,000, offset by $3,142,000 in net inflows from stock related transactions, which includes proceeds of $3,708,000 from stock options exercised.

The most significant uses of cash for the six months ended September 30, 2017 were repayments on our Term Loan of $30,131,000. The remaining net cash used for financing activities for the six months ended September 30, 2017 relates to dividends paid of $1,814,000 and $4,318,000 in net outflows from stock related transactions, which includes proceeds of $5,594,000 from stock options exercised.

We believe that our cash on hand, cash flows, and borrowing capacity under our Facilities will be sufficient to fund our ongoing operations and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of September 30, 2018, $49,942,000 of cash and cash equivalents were held by foreign subsidiaries. The Company is evaluating the possibility of repatriating foreign cash as a result of the Tax Reform Act.

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

The outstanding principal balance of the Term Loan was $350,463,000 as of September 30, 2018. The Company made $1,113,000 of required principal payments and $13,887,000 of additional principal payments during the quarter ended September 30, 2018 and $2,226,000 of required principal payments and $22,774,000 of additional principal payments on the Term Loan during the six months ended September 30, 2018. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $60,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's consolidated balance sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $4,792,000 in outstanding letters of credit issued against the Revolver as of September 30, 2018. The outstanding letters of credit as of September 30, 2018 consisted of $886,000 in commercial letters of credit and $3,906,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of September 30, 2018 and March 31, 2018. The accumulated amortization balances were $3,498,000 and $2,447,000 as of September 30, 2018 and March 31, 2018, respectively.

The gross balance of deferred financing costs associated with the Revolver and Replaced Revolving Credit Facility is $2,789,000 as of September 30, 2018 and March 31, 2018, which is included in other assets. The accumulated amortization balances were $930,000 and $651,000 as of September 30, 2018 and March 31, 2018, respectively. The net balance at September 30, 2018 includes $526,000 related to the Replaced Revolving Credit Facility as certain lenders in the Replaced Revolving Credit Facility participate in the Revolver.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2018, unsecured credit lines totaled approximately $4,873,000, of which $0 was drawn. In addition, unsecured lines of $13,534,000 were available for bank guarantees issued in the normal course of business of which $7,956,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2018 and September 30, 2017 were $4,847,000 and $6,082,000, respectively. We expect capital expenditures for fiscal 2019 of approximately $15,000,000.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases. With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers.  We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases.  Further, recent trade tariffs with China are expected to increase our material costs at a rate greater than recent historical inflation. We will continue to monitor our costs and reevaluate our pricing policies.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit had goodwill totaling $9,649,000 and $319,413,000, respectively, at September 30, 2018.

During the three months ended June 30, 2018, certain of the Company's businesses met the criteria as held for sale. As a result, during the quarter ended June 30, 2018 the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit. The interim Step 1 goodwill impairment test for the Rest of Products reporting unit did not indicate that goodwill was impaired. No new indicators of impairment were identified in the three months ended September 30, 2018 and an impairment test was not performed.

The Company was also required to record its Held for Sale Businesses at the lower of their carrying amount or fair value less cost to sell. Based on this analysis, the Company recorded an $11,100,000 impairment charge on its Held for Sale Businesses during the first six months of fiscal 2019 of which $6,174,000 was a reduction to goodwill. This charge was fully incurred during the first quarter of fiscal 2019.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, facility consolidations and other restructurings, our asbestos-related liability, the integration of acquisitions, and other factors disclosed in our periodic reports filed with the SEC. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of fiscal 2018.

Item 4.    Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2018 10-K for the year ended March 31, 2018 other than the following which has been amended:

Our future operating results may be affected by price fluctuations and trade tariffs on steel, aluminum, and other raw materials purchased to manufacture our products. We may not be able to pass on increases in raw material costs to our customers.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2018 formatted in XBRL, as follows:

(i) Condensed Consolidated Balance Sheets September 30, 2018 and March 31, 2018;

(ii) Condensed Consolidated Statements of Operations and Retained Earnings for the three and six months ended September 30, 2018 and 2017

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017;

(iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2018 and 2017

(v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: October 30, 2018	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)