Form 10-K
period 2019-03-31
COLUMBUS MCKINNON CORP
filed 2019-05-29
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2018 (the second fiscal quarter in which this Form 10-K relates) was approximately $919 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 17, 2019 was 23,403,782 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2019 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2019 Annual Report on Form 10-K

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

PART I

Item 1.        Business

General

Columbus McKinnon is a leading worldwide designer, manufacturer and marketer of motion control products, technologies, systems and services that efficiently and ergonomically move, lift, position and secure materials. Key products include hoists, rigging tools, digital power control systems, and actuators. The Company is focused on commercial and industrial applications that require safety and productivity in moving material provided by our superior design and engineering know-how. Our products are used for mission critical industrial applications where we have established trusted brands with significant customer retention. Our targeted market verticals include general industrial, construction and infrastructure, mining, oil & gas, energy, aerospace, transportation, automotive, heavy equipment manufacturing and entertainment.

In the U.S., we are the market leader for hoists and material handling digital power control systems, our principal line of products, as well as certain chain, forged fittings, and actuator products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse, and well-established distribution channels and our commitment to product innovation and quality. We believe the breadth of our product offering and expansive distribution channels provide us a strategic advantage in our markets. Additionally, we believe we are the market leader for manual hoist and actuator products in Europe. Our market leadership and strong brands enable us to sell more products than our competition through our extensive distribution channels in the U.S. and Europe. The acquisition of STAHL CraneSystems ("STAHL") in fiscal 2017, which is well renowned for its custom engineering lifting solutions and hoisting technology, advanced our position as a global leader in the production of explosion-protected hoists. STAHL serves independent crane builders and Engineering Procurement and Construction ("EPC") firms, providing products to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation, as well as process industries such as chemical and pharmaceuticals.

Our Blueprint for Growth Strategy is a three-phased strategy to increase the earnings power of the Company and transform us into a growth-oriented industrial technology company. The goal of our strategy is to increase our earnings power and expand EBITDA margins, as well as improve our Return on Invested Capital. Phase I, which began early in fiscal 2018, was focused on attaining operational control and instilling a performance based culture to drive results.

We completed Phase I during fiscal 2018. In doing so, we believe we grew market share in the U.S. and achieved $6 million of synergies related to the STAHL acquisition. In addition, we introduced several new products incorporating smart hoist technologies and repaid $60 million of our long-term debt.

We began Phase II of the strategy in November 2017. This phase is about simplifying the business utilizing our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Investment in R&D will advance our smart hoist technology and enhance our customers’ digital experience so we can capitalize on the automation megatrend. We expect to double R&D expenditures by fiscal 2021 from fiscal 2017 levels, including approximately $5 million related to STAHL. Research and development costs were $13,491,000, $13,617,000, and $10,482,000 in fiscal years 2019, 2018, and 2017, respectively.

In addition to restructuring our organization to simplify how we do business, we have divested three businesses, which were not a fit with our product offerings and strategy. In March 2019, the Company announced that it had completed the divestiture of these three businesses that it had identified as not being core to its growth strategy through its simplification process. The Tire Shredder business was sold in December 2018. The remaining two businesses, which were sold in February 2019, included Crane Equipment and Service, Inc. and Stahlhammer Bommern GmbH.

Phase III of the strategy is centered on evolving the business model including optimizing our current product portfolio as well as pursuing acquisitions to advance our transformation into a leading industrial technology company. Our acquisitions of Magnetek, Inc. and STAHL and our efforts to leverage their technology are well aligned with our transformation efforts. We have demonstrated our ability to acquire companies and achieve significant synergies and growth. We will look for acquisitions in the material handling and motion control markets. We believe the automation megatrend will provide a deep pipeline of attractive, high margin companies that will continue to transform us.

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

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; and below-the-hook special purpose lifters; power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and to a lesser extent, directly to end-users. The acquisition of STAHL brings market leadership with independent crane builders and EPC firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater, and sporting venues.

Products

Of our fiscal 2019 sales, $473,809,000, or 54%, were U.S. and $402,473,000 or 46% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2019 and 2018:

	Fiscal Years Ended March 31,
	2019	2018
Hoists	62%	63%
Chain and rigging tools	10	10
Digital power control and delivery systems	11	10
Actuators and rotary unions	9	9
Industrial cranes	4	4
Elevator application drive systems	3	3
Other	1	1
	100%	100%

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

In addition, we manufacture carbon steel forged and stamped products, such as load binders, logging tools, and other securing devices, for sale to the industrial and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets, and Original Equipment Manufacturers ("OEMs").

Digital Power Control and Delivery Systems - Through our Magnetek brand, we are a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. We are a major supplier in North America of power and motion control systems, which include AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific systems solutions.

We are also a leading independent supplier of AC and DC digital motion control systems for underground coal mining equipment. Our systems are used in coal hauling vehicles, shuttle cars, scoops, and other heavy mining equipment.

Actuators and Rotary Unions -    Through our Duff-Norton and Pfaff brands, we design and manufacture industrial components such as mechanical and electromechanical actuators and rotary unions. Actuators are linear motion devices used in a variety of industries, including the transportation, paper, steel, energy, aerospace, and many other commercial industries. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber, and plastic.

Elevator Application Drive Systems - Through our Magnetek brand we also design, build, sell, and support elevator application-specific drive products that efficiently deliver power used to control motion, primarily in high-rise, high-speed elevator applications. We are recognized as an industry leader for DC high-performance elevator drives, as well as for AC drives used with low- and high-performance traction elevators, due to our extensive application expertise and product reliability. Our elevator product offerings are comprised of highly integrated subsystems and drives, sold mainly to elevator OEMs. In addition, our product options include a number of regenerative controls for both new building installations and elevator modernization projects that help building owners save energy.

Distribution and Markets

Our distribution channels include a variety of commercial distributors. In addition, we sell aluminum light rail systems as well as certain motion technology products directly to end-users. The following describes our global distribution channels:

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

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 23 chain repair service stations and over 221 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Independent Crane Builders and Engineering Procurement and Construction ("EPC") firms -   In addition to the Distribution channels mentioned above, STAHL sells explosion-protected hoists and custom engineered non-standard hoists to independent crane builders and EPC firms. Independent crane builders are lifting solution developers and final crane assemblers that source hoists as components. EPC firms are responsible for project management or construction management of production facilities that purchase lifting solutions from crane and hoist builders.

Backlog

Our backlog of orders at March 31, 2019 was approximately $161,456,000 compared to approximately $177,387,000 at March 31, 2018. The decrease is largely a result of divestitures and changing foreign currency rates. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog can reflect the project oriented nature of certain aspects of our business.

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

We believe we have leading U.S. market share in various products categories including: hoists, trolleys and components, AC and DC material handling drives, screw jacks, and elevator DC drives. These product categories represent 65% of our U.S. net sales.

Major competitors for hoists are Konecranes, which acquired Terex's Material Handling and Part Solutions business segment, and Kito (and its U.S. subsidiary Harrington); for chain are Campbell Chain, Peerless Chain Company (acquired by Kito), and American Chain and Cable Company; for digital power control systems are Konecranes, Power Electronics International, Inc., Cattron Group International (a division of Laird Technologies), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, KEB GmbH, and Fujitec; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes and a variety of independent crane builders; and for actuators and rotary unions are Deublin, Joyce-Dayton, and Nook Industries.

Employees

At March 31, 2019, we had 3,128 employees globally. Approximately 10% of our employees are represented under three separate U.S. collective bargaining agreements which terminate at various times between May 2020 and September 2021. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We have good relationships with our employees and positive, productive relationships with our unions. The risk of employee or union led disruption in production is remote.

Raw Materials and Components

Our principal raw materials and components are steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources.  We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our global purchasing group to take advantage of volume discounts. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral. In addition, as a result of the recent trade tariff actions with China, the Company determined its fiscal 2019 exposure for tariffs to be approximately $1,700,000 which resulted in increased cost of products sold. The Company is monitoring the impact of tariffs and is actively working to mitigate this impact through material productivity actions and pricing strategies. For all other raw materials and components, our ability to pass on these increases is determined by market conditions.  Although raw materials and some components (such as motors, bearings, gear reducers, steel and aluminum enclosures and wire harnesses, castings, electro-mechanical components, and standard variable drives) are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products.

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state, and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall comply, and all of our employees have the duty to comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements.  Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows.

We have been a part of the Pendleton Site PRP Group since about 1993.  Many years ago, we sent pickle liquor wastes from Tonawanda, NY to the Pendleton Site for treatment and disposal.  The Pendleton Site PRP Group signed an Order on Consent with the NYS DEC in 1996 and the cleanup was concluded in the early 2000s.  The Order on Consent required a post-construction operation and maintenance period of 30 years and we are required to pay our share of the costs associated with the operation and maintenance period.  Our share of these costs is 13.4% and reserves on the books are sufficient to cover these costs for the remainder of the operations and maintenance period.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. The DEP then requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has implemented the work plan and has recorded a liability of $456,000 as of March 31, 2019 related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, we have accrued as of March 31, 2019 a total of $1,075,000 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking.  Magnetek intends to continue to vigorously prosecute its declaratory judgment action and to defend against Monsanto’s action against it.  As of March 31, 2019 the Company has recorded $100,000 for legal costs related to this matter. We cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional costs related to such matters, if any, will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Our industry is affected by changes in economic conditions outside our control, which can result in a general decrease in product demand from our customers. Such economic developments, like Brexit or the China trade wars, may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to maintain our revenue and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenue as a result of decreased demand may also reduce our planned growth and otherwise hinder our ability to improve our performance in connection with our long term strategy.

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

The increased amount of long term borrowings required the Company to dedicate a large portion of its cash flow to the servicing and repayment of its outstanding indebtedness.  While the indebtedness has significantly declined, we continue to pay down debt with free cash flow thereby reducing funds available for other operating activities, which could adversely affect our investments in our business

In connection with the acquisition of STAHL, we assumed an unfunded pension obligation which will further require cash flow to pay benefit obligations as they become due.

The STAHL pension obligation assumed in the acquisition is an unfunded pension plan valued at $80,877,000 at March 31, 2019. Therefore, the Company will be required to make current and future benefit payment obligations in addition to payments required to pay down other long term borrowings.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2019, approximately 46% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of internet technology adoption and infrastructure and our ability to enforce contracts and our intellectual property rights in foreign jurisdictions. Additionally there are risks associated with fundamental changes to international markets, such as those that may occur as a result of the United Kingdom's potential withdrawal from the European Union ("Brexit"). Brexit may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets, which we may be unable to effectively manage.
In addition, our success in international expansion could be limited by barriers to international expansion such as adverse tax consequences and export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenue.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2019 consolidated financial statements included in Item 8 of this form 10K.

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

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $402,473,000 in our fiscal year ended March 31, 2019) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Getzville, New York (an owned property) and, as of March 31, 2019, conducted our principal manufacturing at the following facilities:

	Location	Products/Operations	Square Footage	Owned or Leased
1	Kunzelsau, Germany	Hoists	345,000	Leased
2	Wadesboro, NC	Hoists	180,000	Owned
3	Lexington, TN	Chain	164,000	Owned
	Asia operation:
4	Hangzhou, China	Hoists	70,000	Owned
5	Hangzhou, China	Hoists	82,000	Owned
6	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
7	Menomonee Falls, WI	Power control systems	144,000	Leased
	Tennessee forging operation:
8	Chattanooga, TN	Forged attachments	81,000	Owned
9	Chattanooga, TN	Forged attachments	59,000	Owned
10	Wuppertal, Germany	Hoists	124,000	Leased
11	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
12	Damascus, VA	Hoists	97,000	Owned
13	Brighton, MI	Overhead light rail workstations	71,000	Leased
14	Lisbon, OH	Hoists	37,000	Owned
15	Chester, England	Plate clamps	56,000	Owned
16	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
17	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
18	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

In addition, we have a total of 49 sales offices, distribution centers, and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

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

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered. During fiscal 2019 and fiscal 2018, the Company received settlement payments $484,000 and $2,362,000, respectively, net of legal fees, from its insurance carriers as partial reimbursement for asbestos-related expenses.  These partial payments have been recorded as gains in cost of products sold. The Company is continuing its actions to recover further past costs and to cover future costs.

See Note 16 to our March 31, 2019 consolidated financial statements for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2019, there were 407 holders of record of our common stock.

During fiscal 2019, the Company declared quarterly cash dividends totaling $4,903,000. On March 26, 2019, the Company's Board of Directors declared regular quarterly dividends of $0.06 per common share. The dividend was paid on May 13, 2019 to shareholders of record on May 3, 2019 and totaled approximately $1,405,000.

Our current credit agreement allows, but limits our ability to pay dividends.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2014 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$200
$150
$100
$50
$0
3/14
3/15
3/16
3/17
3/18
3/19
Columbus McKinnon Corporation
S&P Smallcap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Selected Financial Data

The consolidated balance sheets as of March 31, 2019 and 2018, and the related statements of operations, cash flows, and shareholders’ equity for each of the three years ended March 31, 2019 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	(In million's, except per share data)
	2019	2018	2017 (4)	2016	2015
Statements of Operations Data:
Net sales	$876.3	$839.4	$637.1	$597.1	$579.6
Cost of products sold (1)	571.3	554.4	444.2	411.5	398.5
Gross profit	305.0	285.0	192.9	185.6	181.1
Selling expenses	97.9	102.0	77.3	72.9	69.8
General and administrative expenses (1) (2)	83.6	85.6	72.1	62.9	49.7
Research and development expenses (2)	13.5	13.6	10.5	7.4	5.2
Impairment of intangible asset	—	—	1.1	—	—
Net loss on sales of businesses	25.7	—	—	—	—
Amortization of intangibles	14.9	15.6	8.1	5.0	2.3
Income (loss) from operations	69.4	68.2	23.8	37.4	54.1
Interest and debt expense	17.1	19.7	11.0	7.9	12.4
Cost of debt refinancing	—	—	1.3	—	8.6
Other (income) and expense, net (1)	(0.6)	(1.2)	(1.5)	(2.1)	(2.9)
Income (loss) before income taxes	52.9	49.7	13.0	31.6	36.0
Income tax expense (benefit)	10.3	27.6	4.0	12.0	8.8
Net income (loss)	$42.6	$22.1	$9.0	$19.6	$27.2

Basic earnings (loss) per share	$1.83	$0.97	$0.44	$0.98	$1.36
Diluted earnings (loss) per share	$1.80	$0.95	$0.43	$0.96	$1.34
Weighted average shares outstanding – basic	23.3	22.8	20.6	20.1	19.9
Weighted average shares outstanding – assuming dilution	23.7	23.3	20.9	20.3	20.2

Balance Sheet Data (at end of period):
Total assets	$1,061.6	$1,142.4	$1,113.8	$772.9	$566.1
Total debt (3)	300.3	363.3	421.3	267.6	126.5
Total debt, net of cash and cash equivalents	229.2	300.3	343.7	216.0	63.5
Total shareholders’ equity	431.2	408.2	341.4	286.3	268.7

Other Data:
Net cash provided by operating activities	79.5	69.7	60.5	52.6	38.3
Net cash provided by (used in) investing activities	2.5	(32.6)	(224.0)	(203.2)	(34.1)
Net cash provided by (used in) financing activities	(67.8)	(59.5)	190.7	137.0	(48.4)
Capital expenditures	(12.3)	(14.5)	(14.4)	(22.3)	(17.2)

(1)
The Company adopted ASU 2017-07 in the first quarter of fiscal 2019. The service cost component of net periodic benefit cost above is recorded in Cost of products sold, Selling expense, and General and administrative expenses while the remaining components are recorded to Other (income) expense, net. The prior year amounts have been reclassified to provide comparable presentation in line with the guidance in ASU 2017-07 based on amounts previously disclosed for the various components of net periodic pension cost (benefit).

(2)
Beginning in fiscal 2018, the Company reclassified research and development expenses previously recorded in general and administrative expense into a separate line item on the consolidated statements of operations. All prior periods presented above have been revised to reflect this presentation. Please refer to Note 2 of the Company's financial statements for additional information regarding research and development expenses.

(3)	Total debt includes all debt, including the current portion, notes payable, term loan, and subordinated debt.

(4)	The Company acquired STAHL in fiscal 2017 which was deemed to be a significant acquisition.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 144-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. In accordance with our Blueprint for Growth Strategy, we are simplifying the business utilizing our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Shareholder value will be enhanced by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 46% derived from customers outside the U.S. for the year ended March 31, 2019. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase operating margins as well as further improve our productivity and competitiveness. We have specific initiatives to reduce quote lead-times, improve on-time deliveries, reduce warranty costs, and improve material and factory productivity. The initiatives are being driven by the implementation of our business operating system E-PAS™. We are working to achieve these strategic initiatives through business simplification, operational excellence, and profitable growth initiatives. We believe these initiatives will enhance future operating margins.

We continuously monitor market prices of steel. We purchase approximately $25,000,000 to $30,000,000 of steel annually in a variety of forms including rod, wire, bar, structural, and other forms of steel. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral. However, as a result of the recent trade tariff actions with China, the Company determined its fiscal 2019 exposure for tariffs to be approximately $1,700,000 which resulted in increased cost of products sold. The Company is monitoring the impact of tariffs and is actively working to mitigate this impact through material productivity actions and pricing strategies.

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

RESULTS OF OPERATIONS

Fiscal 2019 Compared to 2018

Fiscal 2019 sales were $876,282,000, an increase of 4.4%, or $36,863,000 compared with fiscal 2018 sales of $839,419,000. Sales for the year were positively impacted by $39,761,000 due to increased sales volume and $10,628,000 by price increases, offset by $5,957,000 in prior year sales from sold businesses.  Unfavorable foreign currency translation decreased sales by $7,569,000.

Our gross profit was $304,997,000 and $285,061,000 or 34.8% and 34.0% of net sales in fiscal 2019 and 2018, respectively.  The fiscal 2019 increase in gross profit of $19,936,000 or 7.0% is the result of $12,986,000 in increased volume, $8,573,000 in increased productivity and favorable manufacturing costs, $6,476,000 of price increases net of material inflation, and $1,078,000 in decreased product liability costs. These increases were offset by a prior year insurance settlement for $2,362,000 which did not reoccur in the current year, $1,717,000 in increased tariffs, $1,473,000 in costs incurred to consolidate the Salem, Ohio facility, and $1,223,000 in gross profit from sold businesses. The translation of foreign currencies had a $2,423,000 unfavorable impact on gross profit for the year ended March 31, 2019.

Selling expenses were $97,925,000 and $101,956,000, or 11.2% and 12.1% of net sales in fiscal years 2019 and 2018. Selling expenses from sold businesses decreased selling expenses by $346,000 in fiscal 2019.  Additionally, foreign currency translation had a $1,016,000 favorable impact on selling expenses. The remaining decrease is largely due to lower warehouse and personnel costs.

General and administrative expenses were $83,567,000 and $85,605,000 or 9.5% and 10.2% of net sales in fiscal 2019 and 2018, respectively. The fiscal 2019 decrease was due to a $7,031,000 net reduction of STAHL integration costs that are classified as general and administrative expense, a $1,666,000 net decrease in legal costs for an insurance recovery legal action, a $300,000 net reduction in legal costs for a former subsidiary of Magnetek involved in a litigation matter, and $619,000 in debt repricing fees incurred in the prior year. These decreases were offset by higher incentive compensation and stock compensation expense of $1,347,000, $2,317,000 in costs incurred to execute the Company's Blueprint for Growth Strategy, and increased environmental remediation accruals of $585,000. The remaining increases in general and administrative expense relates to investments in various initiatives and general inflation. Foreign currency translation had a $495,000 favorable impact on general and administrative expenses.

Research and development expenses were $13,491,000 and $13,617,000 in fiscal 2019 and 2018, respectively. As a percentage of consolidated net sales, research and development expenses were 1.5% and 1.6% in fiscal 2019 and 2018. The decrease is attributable to prior year expenses incurred by the sold business in the amount of $119,000.

A Net loss on sales of businesses in the amount of $25,672,000 was recorded in the year ended March 31, 2019. Included in the Net loss on sales of businesses is a loss on Crane Equipment and Service Inc. and Stahlhammer Bommern GmbH in the amount of $26,731,000, offset by a gain on the sale of the Tire Shredder business in the amount of $1,059,000 during the twelve months ended March 31, 2019. Included in the Net loss on sales of businesses were impairment charges of $27,753,000 recorded in fiscal 2019.

Amortization of intangibles remained relatively consistent at $14,900,000 and $15,552,000 in fiscal 2019 and 2018, respectively. The decrease is primarily related to foreign currency translation.

Interest and debt expense was $17,144,000 and $19,733,000 in fiscal 2019 and 2018, respectively, and primarily related to a decrease in interest and debt expense on the Company's Term Loan due to lower average borrowings outstanding during the fiscal 2019 period.

Investment income of $727,000 and $157,000, in fiscal 2019 and 2018, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7. In accordance with ASU 2016-01, investment income for fiscal 2019 included net unrealized gains of marketable securities of $183,000.

Foreign currency exchange loss was $843,000 and $1,539,000 in fiscal 2019 and 2018, respectively, as a result of foreign currency volatility related to foreign currency denominated sales and purchases and intercompany debt.

Other income, net, was $716,000 and $2,469,000 in fiscal 2019 and 2018, respectively. This includes components of pension expense (all except service costs, described in Note 13) and various non-operating income and expense related activities.

Income tax expense as a percentage of income from continuing operations before income tax expense was 19.5% and 55.6% in fiscal 2019 and 2018, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The effective tax rate for fiscal 2019 was affected favorably by 6.2 percentage points by certain favorable permanent adjustments, including generation and utilization of certain foreign tax credits, and by 2.8 percentage points by the reduction of the Company's one-time transition tax on earnings of certain foreign subsidiaries to zero. These favorable effects were offset unfavorably by 7.6 percentage points related to certain non-deductible losses on the sale of businesses.

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

Our gross profit was $285,061,000 and $192,885,000 or 34.0% and 30.3% of net sales in fiscal 2018 and 2017, respectively.  The fiscal 2018 increase in gross profit of $92,176,000 or 47.8% is the result of $53,794,000 from the acquisition of STAHL, $5,362,000 in increased productivity and favorable manufacturing costs, $1,361,000 of price increases net of material inflation, $13,227,000 in increased volume, $2,964,000 in decreased product liability costs, $8,852,000 in STAHL inventory amortization related to purchase accounting adjustments incurred in fiscal 2017 that did not reoccur in fiscal 2018, a $2,362,000 increase due to an insurance settlement, offset by $307,000 in STAHL integration costs that are classified as cost of products sold. The translation of foreign currencies had a $4,561,000 favorable impact on gross profit for the year ended March 31, 2018.

Selling expenses were $101,956,000 and $77,319,000 or 12.1% of net sales in fiscal years 2018 and 2017. STAHL contributed an additional $18,396,000 in selling expense and $616,000 of integration costs were incurred related to the acquisition of STAHL that are classified as selling expense, offset by $247,000 in expense that did not reoccur related to the Canadian lump sum pension settlement in the year ended March 31, 2018. The remainder of the increase is largely due to the increase in sales volume, additional marketing expenses, and the transition to a new warehouse in North America.  Additionally, foreign currency translation had a $2,151,000 unfavorable impact on selling expenses.

General and administrative expenses were $85,605,000 and $72,129,000 or 10.2% and 11.3% of net sales in fiscal 2018 and 2017, respectively. The fiscal 2018 increase was primarily the result of the STAHL acquisition which added $9,477,000 in recurring general and administrated expenses and $7,840,000 of integration costs were incurred related to the acquisition of STAHL that are classified as general and administrative expense, offset by $8,815,000 in STAHL related acquisition and integration costs incurred in the year ended March 31, 2017. Additionally, $1,589,000 in net legal costs were incurred for a legal action against our product liability insurance carriers, $400,000 in expected litigation costs for a former subsidiary of Magnetek, $619,000 in debt repricing fees, offset by CEO retirement and search costs of $3,085,000 that did not reoccur in fiscal 2018. The remainder of the increase is largely due to higher annual incentive plan costs expected in fiscal 2018 compared to fiscal 2017. Foreign currency translation had a $1,178,000 unfavorable impact on general and administrative expenses.

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

Investment income of $157,000 and $462,000 in fiscal 2018 and 2017, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary.

Foreign currency exchange loss was $1,539,000 and $1,232,000 in fiscal 2018 and 2017, respectively, as a result of foreign currency volatility related to foreign currency denominated purchases and intercompany debt.

Other income, net, includes components of pension expense (all except service costs, described in Note 13) and various non-operating income and expense related activities. The balance was $2,469,000 and $2,341,000 in fiscal 2018 and 2017, respectively.

Income tax expense as a percentage of income from continuing operations before income tax expense was 55.6% and 31.0% in fiscal 2018 and 2017, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. Income tax expense as a percentage of income from continuing operations for fiscal 2018 increased by $17,602,000 or 35 percentage points as a result of accounting for the enactment of the Tax Cuts and Jobs Act ("the Act").

The Company revised its annual effective rate to reflect a change in the U.S. federal statutory rate from 35% to 21%, resulting from the enactment of the Act on December 22, 2017. The rate change is administratively effective upon enactment, resulting in a blended rate for fiscal year 2018. As a result, the U.S. blended statutory tax rate for fiscal 2018 is 31.55%.

The Act requires companies to remeasure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The Company recognized a provisional amount of $17,602,000, which is included as a component of income tax expense on the Company's statement of operations for fiscal 2018. See Note 17 for additional information regarding how the provisional amount was calculated.

Included within the provisional amount, as described above, is a one-time transition tax on the Company's total foreign post-1986 earnings and profits ("E&P") that it previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability for its foreign subsidiaries, resulting in an increase in income tax expense of $1,500,000. The one-time transition tax is payable over an 8-year period (8% in each of the first five years, 15% in year six, 20% in year seven, and 25% in year 8). The difference between the provisional amount, as noted above, and the one-time transition tax relates to remeasuring the Company's deferred tax assets and liabilities at the new U.S. Federal statutory tax rate. The one-time transition tax was subsequently reversed in fiscal 2019 when our provisional accounting under the Act was finalized.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $71,343,000, $63,565,000, and $78,429,000 at March 31, 2019, 2018, and 2017, respectively.

Cash flow from operating activities

Net cash provided by operating activities was $79,499,000, $69,661,000, and $60,450,000 in fiscal 2019, 2018, and 2017, respectively. In fiscal 2019, net income of $42,577,000 and non-cash adjustments to net income of $66,436,000 contributed the most to cash provided by operating activities as well as an increase in trade accounts payable of $3,881,000. The increase in cash was offset by an increase in inventory of $15,411,000, an increase in trade accounts receivable of $11,328,000, and a decrease in accrued expenses and non-current liabilities of $6,759,000. The increase in inventory is due to the Company's initiatives to improve inventory availability. The net decrease in non-current liabilities is largely due to U.S. pension plan contributions of $11,018,000.

In addition to net income and non-cash adjustments to net income in fiscal 2018, net cash provided by operating activities increased from fiscal 2017 as a result of an increase in accrued liabilities of $11,918,000 (of which approximately $7,900,000 is due to additional incentive plan accruals), offset by an increase in inventories and decrease in non-current liabilities of $12,249,000 and $16,700,000, respectively. The decrease in non-current liabilities was primarily due to $11,211,000 in contributions made to our pension plans, excluding the effects of acquisitions.

Cash flow from investing activities

Net cash provided (used) by investing activities was $2,486,000, $(32,592,000), and $(224,039,000) in fiscal 2019, 2018, and 2017, respectively. In fiscal 2019, the most significant source of cash used by investing activities was $14,230,000 in cash received from the Sold Businesses, offset by $12,288,000 in capital expenditures. The Company also received $662,000 in net cash proceeds from the sale of marketable equity securities.

The most significant uses of cash for investing activities in fiscal 2018 related to $14,750,000 in cash paid to the former owner of STAHL related to a profit sharing agreement, net of a purchase price working capital refund, and capital expenditures of $14,515,000. Further, the Company paid cash for an investment accounted for under the equity method in the amount of $3,359,000. Offsetting these uses of cash is $326,000 in net cash proceeds from the sale of marketable equity securities.

Cash flow from by financing activities

Net cash (used) provided by financing activities was $(67,778,000), $(59,502,000), and $190,709,000 in fiscal 2019, 2018, and 2017, respectively. In fiscal 2019, the most significant uses of cash were $65,088,000 in repayments on our Term Loan and dividends paid in the amount $4,652,000, offset by $1,962,000 in net inflows from stock related transactions, which includes proceeds of $4,152,000 from stock options exercised.

The most significant use of cash in fiscal 2018 were repayments on debt of $60,144,000, of which $57,037,000 was principal payments on our Term Loan, and $619,000 in fees paid for the debt repricing. The remaining cash used for financing activities related to dividends paid of $3,658,000, offset by $4,919,000 in net inflows from stock related transactions, which included proceeds of $6,332,000 from stock options exercised.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restriction exists in accessing cash held by our non-U.S. subsidiaries.  As of March 31, 2019, $46,322,000 of cash and cash equivalents were held by foreign subsidiaries.

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2019 the Company has not drawn from the Revolver.

The key terms of the agreement are as follows:

•
Term Loan: An aggregate $445,000,000 1st Lien Term Loan which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow ("ECF") as defined in the Credit Agreement, the ECF Percentage of the Excess Cash Flow for such fiscal year minus optional prepayment of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the Secured Leverage Ratio as of the last day of the fiscal year.

•
Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•
Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the Credit Agreement).

•
Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Loans is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first twelve months.

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2019 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions as of March 31, 2019 and 2018.

The Facility is secured by all U.S. inventory, receivables, equipment, real property, certain subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The Credit Agreement allows, but limits our ability to pay dividends.

On February 26, 2018, the Company amended the Credit Agreement (known as the "Amended Credit Agreement"). The Amended Credit Agreement has the same terms mentioned above except for a reduction in interest rates. The applicable rate for the repriced term loan was reduced from 3.00% to 2.50%. The Company accounted for the Amended Credit Agreement as a debt modification, therefore, debt repricing fees incurred in fiscal 2018 were expensed as General and Administrative expenses and the deferred financing fees incurred as part of the Credit Agreement (discussed below) remain unchanged.

The outstanding balance of the Term Loan was $310,463,000 and $375,463,000 as of March 31, 2019 and 2018, respectively. The Company made $65,000,000 of principal payment on the Term Loan during fiscal 2019 and $57,037,000 of principal payment on the Term Loan during fiscal 2018. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $65,000,000 in total. This amount has been recorded within the current portion of long-term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the Revolving Credit Facility and $17,329,000 outstanding letters of credit as of March 31, 2019. The outstanding letters of credit at March 31, 2019 consisted of $1,236,000 in commercial letters of credit and $16,093,000 of standby letters of credit.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2019 and 2018. The accumulated amortization balances were $4,547,000 and $2,447,000 as of March 31, 2019 and 2018, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is included in other assets is $2,789,000 as of March 31, 2019 and March 31, 2018. The accumulated amortization balance is $1,209,000 and $651,000 as of March 31, 2019 and March 31, 2018 respectively. These balances are classified in Other assets since no funds were drawn on the Revolving Credit Facility in fiscal 2019 and 2018.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2019, unsecured credit lines totaled approximately $2,468,000, of which $0 was drawn. In addition, unsecured lines of $16,437,000 were available for bank guarantees issued in the normal course of business of which $10,275,000 was utilized.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2019, by period of estimated payments due:

	Total	Fiscal 2020	Fiscal 2021- Fiscal 2022	Fiscal 2023- Fiscal 2024	More Than Five Years
Long-term debt obligations (a)	$310.5	$4.5	$8.9	$297.1	$—
Operating lease obligations (b)	43.5	11.4	13.2	8.6	10.3
Purchase obligations (c)	—	—	—	—	—
Interest obligations (d)	70.3	15.9	31.4	23.0	—
Letter of credit obligations	17.3	14.6	2.7	—	—
Bank guarantees	10.3	10.3	—	—	—
Uncertain tax positions	1.0	1.0	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	183.8	—	32.4	14.9	136.5
Total	$636.7	$57.7	$88.6	$343.6	$146.8

(a)	As described in Note 12 to consolidated financial statements.

(b)	As described in Note 18 to consolidated financial statements.

(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our cancelable open purchase orders to be executed in the normal course of business approximate $83 million.

(d)
Estimated for our Term Loan and Revolving Credit Facility and interest rate swaps as described in Note 10 and Note 12 to our consolidated financial statements. Calculated using a Eurocurrency rate of 2.60% plus an applicable margin of 2.50%.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, and enhance safety. Our capital expenditures for fiscal 2019, 2018, and 2017 were $12,288,000, $14,515,000, and $14,368,000 respectively. Excluded from fiscal 2019 capital expenditures is $227,000, $0, and $0 in property, plant and equipment purchases included in accounts payable at March 31, 2019, 2018, and 2017, respectively. We expect capital expenditure spending in fiscal 2020 of approximately $20,000,000, excluding acquisitions and strategic alliances.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $322,816,000 as of March 31, 2019 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have four reporting units, only two of which have goodwill. Duff-Norton and Rest of Products reporting units have goodwill totaling $9,611,000, and $313,205,000, respectively, at March 31, 2019.

Interim Goodwill Impairment Test

During fiscal 2019 we classified the assets and liabilities of certain businesses as held for sale during fiscal 2019. These businesses were sold prior to the end of fiscal 2019. As a result of this interim classification, we determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses). The net assets of the Rest of Products reporting unit were measured on a non-recurring basis as of May 31, 2018 in order to perform the interim quantitative goodwill impairment test.

The interim quantitative goodwill impairment test consisted of determining the fair value of the Rest of Products reporting units on a quantitative basis. To estimate the fair value of the Rest of Products reporting unit, we used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.

The compound annual growth rate for revenue during the first five years of the projections was approximately 3.75%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the Rest of Products reporting unit was determined to be 11.1% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. The interim quantitative goodwill impairment test for the Rest of Products reporting unit did not indicate that goodwill was impaired. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $16,000,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $45,000,000 for the Rest of Products reporting unit. Even with such changes the fair value of the reporting unit would be greater than its net book value, therefore indicating no impairment.

Annual Goodwill Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. We also proceed to the quantitative model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 28, 2019 and determined that it was not more likely than not that the fair value of our Rest of Products unit was less than that its applicable carrying value. Accordingly, we did not perform the quantitative goodwill impairment test for the fiscal 2019 Rest of Products unit as a result of the annual impairment analysis. For our Duff-Norton unit, we decided to perform the quantitative goodwill impairment test due to increases in its net book value since the last time the quantitative test was performed.

In order to perform the quantitative impairment test for the Duff-Norton unit, we use the discounted cash flow method and comparable market method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The discount rates utilized for each reporting unit reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. The comparable market method estimates fair value based on prices obtained in actual transactions. The method consists of examining selling prices for comparable assets. After studying the selling prices, value adjustments are made for any dissimilarities.

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The compound annual growth rate for revenue during the first five years of our projections was approximately 5.83% for the Duff-Norton reporting unit. The terminal value was calculated assuming a projected growth rate of 3.5% after five years for both reporting units. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 12.3% for the Duff-Norton reporting unit. This was estimated initially based on the Company's consolidated weighted-average cost of capital and increased for additional market risk. We also consider any additional risk of the Duff-Norton reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $2,415,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $6,877,000 for the Duff-Norton reporting unit. Even with such changes the fair value of the reporting unit would be greater than its net book value as of February 28, 2019, therefore indicating no impairment.

We further test our indefinite-lived intangible asset balance of $46,981,000 consisting of trademarks on our recent acquisitions on an annual basis for impairment. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we proceed to a quantitative impairment test which includes an assessment using the relief from royalty method. We performed the qualitative assessment as of February 28, 2019 and determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than that its applicable carrying value.

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 22 to the accompanying consolidated financial statements included in this March 31, 2019 10-K report.

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

The Company has estimated its exposure related to these tariffs to be approximately $1,700,000, which will result in increased cost of products sold based on today's regulations. The Company is monitoring the impact of tariffs and is actively working to mitigate this impact through material productivity actions and pricing strategies. We will continue to monitor our costs and reevaluate our pricing policies.

In fiscal 2019, 46% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our fiscal year 2017 acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $10,000,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, excluding the impairment on the held for sale business, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,500,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $198,260,000, and all of the contracts mature by January 31, 2022. From its March 31, 2019 balance of AOCL, the Company expects to reclassify approximately $1,276,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.
The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,461,000 and all of the contracts mature by June 30, 2019. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $11,185,000 and all contracts mature by March 31, 2020. From its March 31, 2019 balance of AOCL, the Company expects to reclassify approximately $1,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $197,160,000 as of March 31, 2019. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. The ineffective portion was not material and was recognized in the current period interest expense. From its March 31, 2019 balance of AOCL, the Company expects to reclassify approximately $565,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2019:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2019, expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 4 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective April 1, 2018.

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

Buffalo, New York
May 29, 2019

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,093	$63,021
Trade accounts receivable, less allowance for doubtful accounts ($3,264 and $3,520, respectively)	129,157	127,806
Inventories	146,263	152,886
Prepaid expenses and other	16,075	16,582
Total current assets	362,588	360,295
Net property, plant, and equipment	87,303	113,079
Goodwill	322,816	347,434
Other intangibles, net	232,940	263,764
Marketable securities	7,028	7,673
Deferred taxes on income	27,707	32,442
Other assets	21,189	17,759
Total assets	$1,061,571	$1,142,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$46,974	$46,970
Accrued liabilities	99,304	99,963
Current portion of long-term debt	65,000	60,064
Total current liabilities	211,278	206,997
Senior debt, less current portion	—	33
Term loan and revolving credit facility	235,320	303,221
Other non-current liabilities	183,814	223,966
Total liabilities	630,412	734,217
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 23,391,101 and 23,045,479 shares issued and outstanding	234	230
Additional paid-in capital	277,518	269,360
Retained earnings	236,459	197,897
Accumulated other comprehensive loss	(83,052)	(59,258)
Total shareholders’ equity	431,159	408,229
Total liabilities and shareholders’ equity	$1,061,571	$1,142,446

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$876,282	$839,419	$637,123
Cost of products sold	571,285	554,358	444,238
Gross profit	304,997	285,061	192,885
Selling expenses	97,925	101,956	77,319
General and administrative expenses	83,567	85,605	72,129
Research and development expenses	13,491	13,617	10,482
Impairment of intangible asset	—	—	1,125
Net loss on sales of businesses	25,672	—	—
Amortization of intangibles	14,900	15,552	8,105
Income from operations	69,442	68,331	23,725
Interest and debt expense	17,144	19,733	10,966
Cost of debt refinancing	—	—	1,303
Investment (income) loss, net	(727)	(157)	(462)
Foreign currency exchange loss (gain), net	843	1,539	1,232
Other (income) expense, net	(716)	(2,469)	(2,341)
Income from continuing operations before income tax expense	52,898	49,685	13,027
Income tax expense	10,321	27,620	4,043
Net income	$42,577	$22,065	$8,984

Average basic shares outstanding	23,276	22,841	20,591
Average diluted shares outstanding	23,660	23,335	20,888

Basic income per share	$1.83	$0.97	$0.44

Diluted income per share	$1.80	$0.95	$0.43

Dividends declared per common share	$0.21	$0.17	$0.16

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2019	2018	2017
	(In thousands)
Net income	$42,577	$22,065	$8,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,708)	21,717	(9,379)
Pension liability adjustments, net of taxes of $2,242, $(4,981), and $(6,043)	(5,711)	12,047	9,453
Other post retirement obligations adjustments, net of taxes of $(126), $(153), and $(317)	475	484	524
Split-dollar life insurance arrangement adjustments, net of taxes of $(18), $(70), and $(82)	69	206	131
Change in derivatives qualifying as hedges, net of taxes of $469, $(1,519), and $900	(1,037)	3,563	(3,514)
Change in investments:
Unrealized holding (loss) gain arising during the period, net of taxes of $0, $(124), and $(93)	—	189	173
Reclassification adjustment for gain included in net income, net of taxes of $0, $0, and $56	—	—	(105)
Net change in unrealized gain (loss) on investments	—	189	68
Total other comprehensive income (loss)	(22,912)	38,206	(2,717)
Comprehensive income	$19,665	$60,271	$6,267

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2016	$201	$206,682	$174,173	$(94,747)	$286,309
Net income 2017	—	—	8,984	—	8,984
Dividends declared	—	—	(3,422)	—	(3,422)
Change in foreign currency translation adjustment	—	—	—	(9,379)	(9,379)
Change in net unrealized gain on investments, net of tax of $(37)	—	—	—	68	68
Change in derivatives qualifying as hedges, net of tax of $900	—	—	—	(3,514)	(3,514)
Change in pension liability and postretirement obligations, net of tax of $(6,442)	—	—	—	10,108	10,108
Stock compensation - directors	—	440	—	—	440
Stock options exercised, 27,848 shares	2	439	—	—	441
Stock compensation expense	—	5,474	—	—	5,474
Tax effect of exercise of stock options	—	(197)	—	—	(197)
Issuance of 2,273,000 shares of common stock in January 2017 offering at $22.00 per share, net of issuance costs of $2,700	23	47,283	—	—	47,306
Restricted stock units released, 154,897 shares, net of shares withheld for minimum statutory tax obligation	—	(1,268)	—	—	(1,268)
Balance at March 31, 2017	$226	$258,853	$179,735	$(97,464)	$341,350
Net income 2018	—	—	22,065	—	22,065
Dividends declared	—	—	(3,903)	—	(3,903)
Change in foreign currency translation adjustment	—	—	—	21,717	21,717
Change in net unrealized gain on investments, net of tax of $(124)	—	—	—	189	189
Change in derivatives qualifying as hedges, net of tax of $(1,519)	—	—	—	3,563	3,563
Change in pension liability and postretirement obligations, net of tax of $(5,205)	—	—	—	12,737	12,737
Stock compensation - directors	—	430	—	—	430
Stock options exercised, 363,091 shares	4	6,328	—	—	6,332
Stock compensation expense	—	5,156	—	—	5,156
Restricted stock units released, 116,775 shares, net of shares withheld for minimum statutory tax obligation	—	(1,407)	—	—	(1,407)
Balance at March 31, 2018	$230	$269,360	$197,897	$(59,258)	$408,229
Net income 2019	—	—	42,577	—	42,577
Dividends declared	—	—	(4,903)	—	(4,903)
Change in accounting principle	—	—	888	—	888
Change in foreign currency translation adjustment	—	—	—	(16,708)	(16,708)
Change in net unrealized gain on investments	—	—	—	(883)	(883)
Change in derivatives qualifying as hedges, net of tax of $469	—	—	—	(1,037)	(1,037)
Change in pension liability and postretirement obligations, net of tax of $2,097	—	—	—	(5,166)	(5,166)
Stock compensation - directors	—	430	—		430
Stock options exercised, 187,907 shares	4	4,148	—		4,152
Stock compensation expense	—	5,768	—		5,768
Restricted stock units released, 157,715 shares, net of shares withheld for minimum statutory tax obligation	—	(2,188)	—		(2,188)
Balance at March 31, 2019	$234	$277,518	$236,459	$(83,052)	$431,159

 See accompanying notes.

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2019	2018	2017
Operating activities:	(In thousands)
Net income	$42,577	$22,065	$8,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,675	36,136	25,162
Deferred income taxes	(958)	19,968	489
Loss on sale of real estate/investments and other	194	47	14
Cost of debt repricing/refinancing	—	619	1,303
Loss on sales of businesses	25,672	—	—
Amortization/write-off of deferred financing costs	2,655	2,681	1,015
Stock-based compensation	6,198	5,586	5,914
Write-off of inventory step-up from purchase of business	—	—	8,852
Net loss on foreign exchange option	—	—	1,590
Write-off of trademark	—	—	1,125
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(11,328)	(9,308)	(785)
Inventories	(15,411)	(12,249)	8,173
Prepaid expenses and other	(128)	1,727	6,121
Other assets	231	3,338	(3,044)
Trade accounts payable	3,881	3,833	1,002
Accrued liabilities	6,397	11,918	(2,380)
Non-current liabilities	(13,156)	(16,700)	(3,085)
Net cash provided by operating activities	79,499	69,661	60,450
Investing activities:
Proceeds from sale of marketable securities	3,266	653	12,336
Purchases of marketable securities	(2,604)	(327)	(1,571)
Capital expenditures	(12,288)	(14,515)	(14,368)
Proceeds from sale of real estate	176	—	—
Net proceeds from the sales of businesses	14,230	—	—
Purchases of businesses, net of cash	—	—	(218,846)
Net payment to former STAHL owner	—	(14,750)	—
Payment of restricted cash to former owner (see note 2)	(294)	(294)	—
Cash paid for equity investment	—	(3,359)	—
Foreign currency option	—	—	(1,590)
Net cash provided by (used for) investing activities	2,486	(32,592)	(224,039)
Financing activities:
Proceeds from issuance of common stock	4,152	6,332	50,439
Payment of dividends	(4,652)	(3,658)	(3,326)
Net borrowings under line-of-credit agreements	—	—	(155,000)
Repayment of debt	(65,088)	(60,144)	(125,730)
Proceeds from issuance of long-term debt	—	—	445,000
Fees related to debt repricing/refinancing and equity offerings	—	(619)	(19,409)
Other	(2,190)	(1,413)	(1,265)
Net cash (used for) provided by financing activities	(67,778)	(59,502)	190,709
Effect of exchange rate changes on cash	(6,429)	7,569	(544)
Net change in cash and cash equivalents	7,778	(14,864)	26,576
Cash, cash equivalents, and restricted cash at beginning of year	63,565	78,429	51,853
Cash, cash equivalents, and restricted cash at end of year	$71,343	$63,565	$78,429
Supplementary cash flows data:
Interest paid	$14,411	$18,914	$10,633
Income taxes paid, net of refunds	$4,840	$706	$1,893
Property, plant and equipment purchases included in trade accounts payable	$227	$—	$—
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation ("the Company") is a leading worldwide designer, manufacturer, and marketer of hoists, actuators, rigging tools, digital power control systems, motion control products, and other technologies, systems, and services that efficiently and ergonomically move, lift, position, and secure materials. Key products include hoists, rigging tools, digital power control systems, actuators, elevator application drive systems, and explosion-protected hoists. The Company is focused on commercial and industrial applications that require safety and productivity in moving material. The Company’s targeted market verticals include general industrial, construction and infrastructure, mining, oil & gas, energy, aerospace, transportation, automotive, heavy equipment manufacturing, and entertainment.

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels and, to a lesser extent, directly to end-users. During fiscal 2019, approximately 54% of sales were to customers in the United States.

2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in Selling expense in the Consolidated Statements of Operations. Advertising expenses were $2,452,000, $2,683,000, and $1,748,000 in fiscal 2019, 2018, and 2017, respectively.

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

Equity Method Investment

The Company has an investment in Eastern Morris Cranes Company Limited ("EMC") whose principal activity is to manufacture various electrical overhead traveling cranes. This investment represents a minority ownership interest that is accounted for under the equity method of accounting since the Company has significant influence over the investee. As a result, the Company records its portion of the gains and losses incurred by this entity in Investment (income) loss in the Consolidated Statements of Operations.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates during the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss (gain).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  As of March 31, 2019, the Company’s one segment is subdivided into two reporting units. Further, the Company adopted ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)," in fiscal 2018, therefore, is no longer required to compare the implied fair value of goodwill with its carrying value amount as part of step two of the goodwill test. An impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value (step one).

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

The Company performed its qualitative assessment as of February 28, 2019 and determined that the quantitative goodwill impairment test was not required for the Rest of Products reporting unit. Based on various conditions in the current fiscal year, such as financial performance, macroeconomic conditions, and other company specific events, the Rest of Products reporting unit's fair value was likely not less than its applicable carrying value. The qualitative assessment for the Duff-Norton reporting unit indicated that a quantitative test should be performed. Based on results of the quantitative impairment test for the Duff-Norton reporting unit, the Company determined the fair value was not less than its carrying value. See Note 9 for further discussion of goodwill and intangible assets.

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of ASC Topic 360 “Property, Plant, and Equipment.” This statement requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group over its remaining useful life. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair values are determined in accordance with ASC 820.

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics, and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses management estimates, discounted cash flow calculations, and appraisals where necessary. Other than the impairment on Held for Sale Businesses, discussed in Note 3, no impairment was recorded related to long-lived assets in the current year.

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

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our acquisitions) are tested for impairment on an annual basis. When the Company evaluates the potential for impairment of intangible assets, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2019, it was determined that the trademarks were not impaired.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost of approximately 36% and 30% of inventories at March 31, 2019 and March 31, 2018, respectively, have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

Marketable Securities

The Company’s marketable securities, which consist of equity and fixed income securities, are recorded at fair value. As described in Note 7, in the first quarter of fiscal 2019 the Company adopted ASU 2016-01 whereas all equity investments (including certain fixed income securities) in unconsolidated entities are measured at fair value through earnings. Therefore, gains and losses on marketable securities are no longer recorded in Shareholders' equity on the Consolidated Balance Sheets, rather, are realized within Investment (income) loss on the Consolidated Statements of Operations. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are also included in Investment (income) loss on the Consolidated Statements of Operations.

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

Research and Development

With the acquisitions of Magnetek in September 2015 and STAHL CraneSystems (“STAHL”) in January 2017, the Company expects research and development ("R&D") costs to factor more prominently into its cost structure. Therefore, R&D costs are presented on the Consolidated Statement of Operations in order to provide transparency into these costs. Consistent with prior periods, the Company continues to account for R&D expenses in accordance with the provisions of ASC 730 and are expensed as incurred.

Revenue Recognition, Accounts Receivable, and Concentration of Credit Risk

As described in Note 4, the Company adopted ASC 606, "Revenue from Contracts with Customers," in fiscal 2019. Revenue from contracts with customers for standard products is recognized when legal title and significant risk and rewards has transferred to the customer, which is generally at the time of shipment. This is the point in time when control is deemed to transfer to the customer. The Company also sells custom engineered products and services which are contracts that are typically completed within one quarter but can extend beyond one year in duration. The Company generally recognizes revenue for customer engineered products upon satisfaction of its performance obligation under the contract which typically coincides with project completion which is when the products and services are controlled by the customer. Control is typically achieved at the later of when legal title and significant risk and rewards have transferred to the customer or the customer has accepted the asset. For both standard products and custom engineered products, the transaction price is based upon the price stated in either the purchase order or contract. Refer to Note 4 for further details.

Additionally, the Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits, and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product.

Shipping and Handling Costs

Shipping and handling costs are a component of cost of products sold.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” This standard requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations based on the grant date fair value of the award.  Stock compensation expense is included in Cost of products sold, Selling, and General and administrative expense depending on the nature of the service of the employee receiving the award.  The Company uses a straight-line method of attributing the value of stock compensation expense, subject to minimum levels of expense, based on vesting. See Note 15 for further discussion of stock-based compensation.

Leases

All leases are reviewed for capital or operating classification at their inception. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term. As a result of ASC 842, "Leases," which is discussed in Note 22 and effective in fiscal 2020, the Company is currently updating existing lease policies to comply with the new standard. In the current year, the Company implemented a policy requiring leases to be centralized and tracked in the Company's leasing software.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The existing policy requiring a classification test prior to commencement in order to determine if the lease is operating or capital is not significantly impacted by the adoption of ASC 842, however, capital leases will be known as finance leases.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Warranties

The Company offers warranties for certain products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. As noted in the Revenue Recognition note (Note 4), the Company offers standard warranties which are typically 12 months in duration for standard products and 24 to 36 months for custom engineered products. These are assurance-type warranties that do not qualify as separate performance obligations under ASC 606. The Company estimates the costs that may be incurred under its standard warranties, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim. Changes in the Company’s product warranty accrual are as follows:

	March 31,
	2019	2018
Balance at beginning of year	$3,791	$4,081
Accrual for warranties issued	3,405	2,716
Warranties settled	(3,625)	(3,006)
Warranties on Sold Businesses (Note 3)	(66)	—
Foreign currency translation	129	—
Balance at end of year	$3,634	$3,791

3.    Acquisitions and Disposals

As part of our business strategy, Blueprint for Growth, in the first quarter of fiscal 2019 the Company started the process to sell its Tire Shredder business, its crane builder business, Crane Equipment and Service Inc., and Stahlhammer Bommern GmbH, its European forging business acquired in 2014 (the "Sold Businesses") as they were no longer considered part of the core business or a strategic fit with the Company's long-term growth and operational objectives. On December 28, 2018, the Company sold its Tire Shredder business and recognized a gain. On February 28, 2019, the Company sold the remaining two businesses, Crane Equipment and Service Inc. and Stahlhammer Bommern GmbH, and recognized a loss. As such, there are no remaining businesses which meet the criteria as being held for sale as of March 31, 2019 in accordance with ASC 360-10-45-9, "Property, Plant, and Equipment." The businesses were not deemed a strategic shift or significant to be considered discontinued operations.

When businesses or asset groups meet the criteria as held for sale, they are recorded at the lesser of their carrying value or fair value less cost to sell. The Company recognized a gain on the sale of its Tire Shredder business in the amount of $1,059,000 during the twelve months ending March 31, 2019, a $44,000 decrease from the third quarter as a result of a final working capital adjustment. The Company recognized a loss on Crane Equipment and Service Inc., and Stahlhammer Bommern GmbH in the amount of $26,731,000 during the twelve months ended March 31, 2019, which is $1,022,000 less than the third quarter estimate primarily as a result of an increase in the previously estimated selling price for one of the businesses. The recognized loss of $26,731,000 recognized during fiscal 2019 includes an impairment loss on the Sold Businesses in the amount of $27,753,000 which was recorded through December 31, 2018. The impairment loss included a $6,174,000 reduction to goodwill, a $1,872,000 reduction to other intangible assets, a $12,830,000 reduction to property, plant, and equipment, and a $6,877,000 reduction to inventory. Both the gain and loss on sale of business were recorded in Net loss on sales of businesses on the Consolidated Statements of Operations and was determined based on the selling price less carrying value, described further in Note 5. Additionally, net sales and pre-tax income (loss) before recognized gain or loss on sales for the three Sold Businesses was $34,195,000 and $3,623,000 for the twelve

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

months ended March 31, 2019, $38,299,000 and $1,373,000 for the twelve months ended March 31, 2018, and $36,055,000 and $(1,212,000) for the twelve months ended March 31, 2017, respectively.

Additionally as part of the business strategy, the Company announced on October 26, 2018 that it plans to consolidate its hoist manufacturing facility in Salem, Ohio into the Lisbon, Ohio and Wadesboro, NC facilities early in fiscal 2020. Consolidation costs of $1,473,000 are included in Cost of Products sold on the Consolidated Statements of Operations during the twelve months ended March 31, 2019, of which $1,007,000 is accrued as of March 31, 2019. Costs incurred include accelerated depreciation, accelerated lease costs, severance and other payroll related costs, and a potential refund of a previously recorded tax credit which may need to be refunded to the state. See Note 5 for further details.

On July 15, 2016, the Company purchased 100% of the assets of Ergomatic Products LLC ("Ergomatic"), a designer and manufacturer of ergonomic lift assists, articulating arms, torque tubes, and pneumatic control systems for material handling and tool suspension applications. In connection with the acquisition of Ergomatic, the Company withheld $588,000 to be paid to the seller upon satisfaction of certain conditions. The amounts withheld were classified as restricted cash at that time. Of this amount,$294,000 was paid to the seller in July 2017 and the remaining $294,000 was paid in July 2018.

4.    Revenue Recognition

Transition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 requires the recognition of revenue when control transfers under the terms of the contract to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The standard became effective for the Company on April 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard using the modified retrospective method to contracts not completed at the date of adoption and prior period results have not been retrospectively adjusted to give effect to the adoption of ASC 606. The adoption of this standard did not have a material impact on the timing or amount of revenue or costs recognized by the Company, therefore no cumulative effect or catch up adjustment to the opening balance of retained earnings was recorded. Further, disclosures of what our revenues and costs would have been during fiscal 2019 under legacy U.S. GAAP have not been disclosed as there are no material differences between the reported results under the new standard and those that would have been reported under legacy U.S. GAAP.

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

Revenue from contracts with customers for standard products is recognized when legal title and significant risk and rewards has transferred to the customer, which is generally at the time of shipment. This is the point in time when control is deemed to transfer to the customer. The Company sells standard products to customers utilizing purchase orders. Payment terms for these types of contracts generally require payment within 30-60 days. Each standard product is deemed to be a single performance obligation and the amount of revenue recognized is based on the negotiated price. The transaction price for standard products is based on the price reflected in each purchase order. Sales incentives are offered to customers who purchase standard products and include offers such as volume-based discounts, rebates for priority customers, and discounts for early cash payments. These sales incentives are accounted for as variable consideration included in the transaction price. Accordingly, the Company reduces revenue for these incentives in the period which the sale occurs and is based on the most likely amount method for estimating the amount of consideration the Company expects to receive. These sales incentive estimates are updated each reporting period as additional information becomes available.

The Company also sells custom engineered products and services which are contracts that are typically completed within one quarter but can extend beyond one year in duration. For custom engineered products, the transaction price is based upon the price stated in the contract. The Company generally recognizes revenue for custom engineered products upon satisfaction of its performance obligation under the contract which typically coincides with project completion which is when the products and services are controlled by the customer. Control is typically achieved at the later of when legal title and significant risk and rewards have transferred to the customer or the customer has accepted the asset. These contracts often require either up front or installment payments. These types of contracts are generally accounted for as one performance obligation as the products and services are not separately identifiable. The promised services (such as inspection, commissioning, and installation) are essential in order for the

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

delivered product to operate as intended on the customer’s site and the services are therefore highly interrelated with product functionality. Further, while there is no alternative use for most custom engineered products, the Company typically does not have an enforceable right to payment (which must include a reasonable profit margin) for performance completed to date in order to meet the over time revenue recognition criteria. Therefore, under these circumstances the total contract price is recognized at a point in time (when the contract is complete). Variable consideration has not been identified as a significant component of transaction price for custom engineered products and services.

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

Reconciliation of contract balances

The Company records a contract liability when cash is received prior to recording revenue. Some standard contracts require a down payment while most custom engineered contracts require installment payments. Installment payments for the custom engineered contracts typically require a portion due at inception while the remaining payments are due upon completion of certain performance milestones. For both types of contracts, these contract liabilities, referred to as customer advances, are recorded at the time payment is received and are included in Accrued liabilities on the Consolidated Balance Sheets. When the related performance obligation is satisfied, the contract liability is released into revenue.

The following table illustrates the balance and related activity for customer advances in fiscal 2019 (in thousands):

Customer advances (contract liabilities)
March 31, 2018, beginning balance	$15,909
Additional customer advances received	39,868
Revenue recognized from customer advances included in the beginning balance	(15,909)
Other revenue recognized from customer advances	(27,247)
Customer deposits on Sold Businesses (Note 3)	(139)
Other (1)	(981)
March 31, 2019, ending balance	$11,501

(1) Other includes the impact of foreign currency translation

As of March 31, 2019, recognized revenue prior to the right to invoice the customer in accordance with the contract terms was not material. As such, there are no material contract asset balances, which represent revenue in excess of billings, as of the date of adoption of ASC 606 or as of March 31, 2019.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the year ending March 31, 2019 (in thousands):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Twelve Months Ended
Net Sales by Product Grouping	March 31, 2019
Industrial Products	$379,845
Crane Solutions	379,836
Engineered Products	82,406
All other	34,195
Total	$876,282

Industrial products include: manual chain hoists, electrical chain hoists, rigging/ clamps, industrial winches, hooks, shackles, and other forged attachments. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuations systems. The All other product grouping includes the Sold Businesses.

Practical expedients

Incremental costs to obtain a contract incurred by the Company primarily relate to sales commissions for contracts with a duration of one year or less. Therefore, these costs are expensed as incurred and are recorded in Selling Expenses on the Consolidated Statements of Operations.

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$7,028	$7,028	$—	$—
Annuity contract	2,285	—	2,285	—
Derivative assets (liabilities):
Foreign exchange contracts	(70)	—	(70)	—
Interest rate swap asset	1,213	—	1,213	—
Cross currency swap liability	(16,184)	—	(16,184)	—
Cross currency swap asset	2,476	—	2,476	—

Disclosed at fair value:
Term loan	$(310,463)	$—	$(310,463)	$—

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

At March 31, 2019, the term loan and revolving credit facility have been recorded at carrying value which approximates fair value.

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

Fiscal 2019 Non-Recurring Measurements

Interim goodwill impairment test:

As described in Note 9, the Company classified the assets and liabilities of certain businesses as held for sale during fiscal 2019. These businesses were sold prior to the end of fiscal 2019. As a result of this interim classification, the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses). The net assets of the Rest of Products reporting unit were measured on a non-recurring basis as of May 31, 2018 in order to perform the interim quantitative goodwill impairment test.

The interim quantitative goodwill impairment test consisted of determining the fair value of the Rest of Products reporting units on a quantitative basis. The fair value for the Company’s Rest of Products reporting unit cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value using Level 3 inputs. To estimate the fair value of the Rest of Products reporting unit, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.

The compound annual growth rate for revenue during the first five years of the projections was approximately 3.75%. The terminal value was calculated assuming a projected growth rate of 3.0% after five years. The estimated weighted-average cost of capital for the Rest of Products reporting unit was determined to be 11.1% based upon an analysis of similar companies and their debt to

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

equity mix, their related volatility and the size of their market capitalization. The interim quantitative goodwill impairment test for the Rest of Products reporting unit did not indicate that goodwill was impaired.

Annual goodwill impairment test:

During fiscal 2019 the Company performed a qualitative analysis of the fair value of its Rest of Products and Duff-Norton reporting units for its annual goodwill impairment testing. The qualitative analysis did not require the use of non-recurring fair value measurements. A similar qualitative analysis was also performed for the Company's STAHL, Magnetek, and Unified Industries indefinite-lived intangible assets. After performing the qualitative analysis, the Company determined that a quantitative analysis was not required for its goodwill and indefinite-lived intangible assets other than for the goodwill of the Duff-Norton reporting unit.

The quantitative goodwill impairment test for the Duff-Norton reporting unit required determining the fair value of the unit. The fair value for the Company’s Duff-Norton reporting unit cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value of the Duff-Norton reporting unit, using Level 3 inputs. To estimate the fair value of the Duff-Norton reporting unit, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.

In performing the above analysis, the compound annual growth rate for revenue during the first five years of the projections was approximately 5.83%. The terminal value was calculated assuming a projected growth rate of 3.5% after five years. The estimated weighted-average cost of capital for the reporting units was determined to be 12.3% based upon an analysis of similar companies and their debt to equity mix, their related volatility, and the size of their market capitalization. After performing the quantitative analysis, the Company concluded that the goodwill of the Duff-Norton reporting unit was not impaired.

Other non-recurring measurements:

During fiscal 2019, the Company initiated the process to close its Salem, Ohio facility and moved its operations to other facilities. In doing so the Company incurred $1,473,000 in costs, of which $436,000 relate to severance and other employee termination costs. The costs incurred were calculated at fair value on a non-recurring basis using Level 3 inputs which included expected payments.

Fiscal 2018 Non-Recurring Measurements

During fiscal 2019 and 2018, the Company terminated certain employees in connection with its overall STAHL integration plan. The Company incurred $5,765,000 in severance and other employee termination costs. The costs incurred were calculated at fair value on a non-recurring basis using Level 3 inputs which included expected payments. Of this, $1,809,000 was unpaid and included within accrued liabilities on the Company's consolidated balance sheets at March 31, 2018. As of March 31, 2019, this has nearly all been paid.

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

6.     Inventories

Inventories consisted of the following:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2019	2018
At cost—FIFO basis:
Raw materials	$88,786	$84,492
Work-in-process	32,547	43,140
Finished goods	40,523	40,321
	161,856	167,953
LIFO cost less than FIFO cost	(15,593)	(15,067)
Net inventories	$146,263	$152,886

There were LIFO liquidations resulting in $109,000 and $547,000 of additional income in fiscal 2019 and 2017 income, respectively. LIFO liquidations were not material during fiscal 2018.

During fiscal year 2019, the Company divested three of its businesses. Net inventories for the three Sold Businesses were $11,534,000 at March 31, 2018.

7.     Marketable Securities and Other Investments

In accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," adopted by the Company on April 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounts) are measured at fair value through earnings. There is no longer an available-for-sale classification for equity securities or certain mutual funds (such as bond funds and fixed-income funds) with readily determinable fair values. As such, the Company's marketable securities (both equity and fixed-income securities) are no longer classified as available-for-sale securities. The Company's marketable securities are still recorded at their fair values, however, gains and losses are realized within Investment (income) loss on the Consolidated Statements of Operations. The Company adopted this standard on a modified retrospective basis. A cumulative effect adjustments of $888,000 was recorded on April 1, 2018 to the beginning balance of Retained Earnings with an offset to Accumulated Other Comprehensive Loss. The impact on earnings was an unrealized loss of $183,000 in the year ended March 31, 2019.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc. ("CMIC"), a wholly owned captive insurance subsidiary. The marketable securities are not available for general working capital purposes.

Net realized gains related to sales of marketable securities were $201,000, $0, and $161,000 in fiscal years 2019, 2018, and 2017, respectively, and are included in Investment (income) loss in the Consolidated Statements of Operations.

The following is a summary of available-for-sale securities at March 31, 2018 (in thousands, prior to the adoption of ASU 2016-01):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$7,149	$588	$64	$7,673

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2018 are as follows (in thousands, prior to the adoption of ASU 2016-01):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$1,859	$26
Securities in a continuous loss position for more than 12 months	1,285	38
	$3,144	$64

Net unrealized gains included in the balance sheet amounted to $524,000 at March 31, 2018. The amounts, net of related deferred tax liabilities of $110,000 at March 31, 2018, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

On December 21, 2017, the Company purchased a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, for $3,359,000. This represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment value was increased for the Company's ownership percentage of income earned by EMC during the fiscal year, offset by changes in foreign currency revaluation. Investment income for the Company's ownership interest in EMC was $449,000 in the twelve months ended March 31, 2019 and was not material for the twelve months ended March 31, 2018. The investment's carrying value as of March 31, 2019 is $3,602,000 and has been accounted for as an equity method investment. It is presented in other assets in the Consolidated Balance Sheets. The March 31, 2019 trade accounts receivable balance due from EMC is $2,986,000 and is comprised of amounts due for the sale of goods and services in the ordinary course of business.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2019	2018
Land and land improvements	$5,105	$7,031
Buildings	39,121	42,330
Machinery, equipment, and leasehold improvements	230,754	275,685
Construction in progress	12,242	13,461
	287,222	338,507
Less accumulated depreciation	199,919	225,428
Net property, plant, and equipment	$87,303	$113,079

The Company no longer has assets recorded under capital leases as of March 31, 2019. Buildings include assets recorded under capital leases amounting to $4,838,000 as of March 31, 2018.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $1,434,000 as of March 31, 2018, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $4,329,000 at March 31, 2018.

Depreciation expense, including amortization of assets recorded under capital leases, was $17,775,000, $20,584,000, and $17,057,000 for the years ended March 31, 2019, 2018, and 2017, respectively.

Gross property, plant, and equipment includes capitalized software costs of $37,832,000 and $38,937,000 at March 31, 2019 and 2018, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $20,225,000 and $17,754,000 at March 31, 2019 and 2018, respectively.  Amortization expense on capitalized software costs was $3,045,000, $3,151,000, and $4,357,000 during the years ended March 31, 2019, 2018, and 2017, respectively.

During fiscal year 2019, the Company divested three of its businesses. The net property, plant, and equipment of these Sold Businesses totaled $15,363,000 at March 31, 2018.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

9.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” At March 31, 2018, the Company had four reporting units. Two of these reporting units were sold in connection with the Sold Businesses described in Note 3. As such, the Company has two reporting units as of March 31, 2019, both of which have goodwill. The Duff-Norton reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,611,000 and $9,721,000 at March 31, 2019 and 2018, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $313,205,000 and $337,713,000 at March 31, 2019 and 2018, respectively.

Fiscal 2019 Interim Impairment Test

During the first quarter of fiscal 2019, the Company classified the assets and liabilities of certain businesses as held for sale. These businesses were sold later in the year which is described in Note 3. As a result of this classification, the Company determined an indicator of impairment existed and was required to perform an interim goodwill impairment test on the Rest of Products goodwill reporting unit. The net assets of the Rest of Products reporting unit were measured on a non-recurring basis in order to perform a quantitative goodwill impairment test. The interim quantitative goodwill impairment test for Rest of Products did not indicate that goodwill was impaired.

The held for sale classification described above further required the Company to assign a portion of goodwill to the business that was a part of the Rest of Products reporting unit based on its relative fair value and to record the assets and liabilities of the businesses held for sale at the lower of their carrying amount or fair value less cost to sell. Based on this analysis, the Company recorded a $6,174,000 goodwill impairment charge at the time the businesses were classified as held for sale.

Fiscal 2019 Annual Goodwill and Intangible Asset Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, we proceed to a quantitative impairment test. To perform the quantitative impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate, and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

We performed the qualitative assessment as of February 28, 2019 and determined that the quantitative goodwill impairment test was not required for the Rest of Products reporting unit. The qualitative assessment for the Duff-Norton reporting unit indicated that a quantitative test should be performed. Based on results of the quantitative impairment test for the Duff-Norton reporting unit, the Company determined the fair value was not less than its carrying value.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2019, it was determined that the trademarks were not impaired.

A summary of changes in goodwill during the years ended March 31, 2019 and 2018 is as follows:

Balance at April 1, 2017	$319,299
STAHL measurement period adjustment	$64
Currency translation	28,071
Balance at March 31, 2018	$347,434
Interim Goodwill Impairment	(6,174)
Currency translation	(18,444)
Balance at March 31, 2019	$322,816

Goodwill is recognized net of accumulated impairment losses of $113,174,000 and $107,000,000 as of March 31, 2019 and 2018, respectively. There was $6,174,000 of goodwill impairment losses recorded in fiscal 2019 related to the interim goodwill impairment test described above and none recorded in 2018 and 2017.

Identifiable intangible assets at March 31, 2019 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,212	$(4,138)	$2,074
Indefinite-lived trademark	46,981	—	46,981
Customer relationships	182,328	(35,344)	146,984
Acquired technology	46,715	(10,412)	36,303
Other	3,254	(2,656)	598
Balance at March 31, 2019	$285,490	$(52,550)	$232,940

Identifiable intangible assets at March 31, 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,875	$(3,299)	$2,576
Indefinite-lived trademark	48,874	—	48,874
Customer relationships	199,045	(27,887)	171,158
Acquired technology	46,898	(7,436)	39,462
Other	3,936	(2,242)	1,694
Balance at March 31, 2018	$304,628	$(40,864)	$263,764

Customer relationships with a gross carrying amount of $2,815,000 and accumulated amortization of $957,000 were written off during fiscal 2019, in connection with the loss on the Sold Businesses discussed in Note 3. Further, other intangible assets with a

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

gross carrying amount of $226,000 and accumulated amortization of $211,000 were also written off during fiscal 2019 as a result of the loss on the Sold Businesses.

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows.  Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. The weighted-average amortization periods are 14 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a book value of $46,981,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $14,900,000, $15,552,000, and $8,105,000 for fiscal 2019, 2018, and 2017, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $13,500,000.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with four counterparties as of March 31, 2019.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of March 31, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2019, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2019 fair values reflected in the table below. During the year ended March 31, 2019, the Company was not in default of any of its derivative obligations.

As of March 31, 2019 and 2018, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $198,260,000, and all of the contracts mature by January 31, 2022. From its March 31, 2019 balance of AOCL, the Company expects to reclassify approximately $1,276,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.
The Company has foreign currency forward agreements in place to offset changes in the value of other intercompany loans to foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $3,461,000 and all of the contracts mature by June 30, 2019. These contracts are marked to market each balance sheet date and are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $11,185,000 and all contracts mature by March 31, 2020. From its March 31, 2019 balance of AOCL, the Company expects to reclassify approximately $1,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $197,160,000 as of March 31, 2019. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2019 balance of AOCL, the Company expects to reclassify approximately $565,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the consolidated statements of operations for the years ended March 31, 2019, 2018, and 2017 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2019	Foreign exchange contracts	$(24)	Cost of products sold	$(16)
2019	Interest rate swap	$(1,275)	Interest expense	$765
2019	Cross currency swap	$18,242	Foreign currency exchange loss (gain)	$17,231

2018	Foreign exchange contracts	$(219)	Cost of products sold	$(196)
2018	Interest rate swap	$1,339	Interest expense	$(1,879)
2018	Cross currency swap	$(24,838)	Foreign currency exchange loss (gain)	$(25,206)

2017	Foreign exchange contracts	$200	Cost of products sold	$(40)
2017	Interest rate swap	$281	Interest expense	$(819)
2017	Cross currency swap	$(3,686)	Foreign currency exchange loss (gain)	$1,168

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
March 31,
2019	Foreign currency exchange loss (gain)	$13
2018	Foreign currency exchange loss (gain)	$(11)
2017	Foreign currency exchange loss (gain)	$(110)

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of March 31, 2019 and 2018 (in thousands):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2019	2018
Foreign exchange contracts	Prepaid expenses and other	$43	$213
Foreign exchange contracts	Accrued Liabilities	(96)	(75)
Interest rate swap	Prepaid expenses and other	743	662
Interest rate swap	Other Assets	470	3,299
Cross currency swap	Prepaid expenses and other	2,476	2,204
Cross currency swap	Accrued liabilities	(774)	(2,028)
Cross currency swap	Other non current liabilities	(15,410)	(38,209)

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2019	2018
Foreign exchange contracts	Accrued Liabilities	(17)	(31)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2019	2018
Accrued payroll	$36,946	$37,391
Accrued income taxes payable	12,864	5,568
Accrued health insurance	2,806	1,606
Accrued general and product liability costs	3,500	3,500
Customer advances, deposits, and rebates	14,922	18,911
Other accrued liabilities	28,266	32,987
	$99,304	$99,963

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2019	2018
Accumulated postretirement benefit obligation	$2,022	$2,835
Accrued general and product liability costs	9,186	10,082
Accrued pension cost	127,373	131,725
Cross currency swap	15,410	38,209
Deferred income tax	20,082	30,262
Other non-current liabilities	9,741	10,853
	$183,814	$223,966

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2019	2018
Capital lease obligations	$—	$98
Total senior debt	—	98
Term loan	310,463	375,463
Unamortized deferred financing costs, net	(10,143)	(12,243)
Total debt	300,320	363,318
Less: current portion	65,000	60,064
Total debt, less current portion	$235,320	$303,254

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2019 the Company has not drawn from the Revolver.

The key terms of the agreement are as follows:

•
Term Loan: An aggregate $445,000,000 1st Lien Term Loan which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow ("ECF") as defined in the Credit Agreement, the ECF Percentage of the Excess Cash Flow for such fiscal year minus optional prepayment of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the Secured Leverage Ratio as of the last day of the fiscal year.

•
Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•
Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the Credit Agreement).

•
Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Loans is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first twelve months.

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

thereafter. As there is no amount drawn on the Revolver as of March 31, 2019 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions as of March 31, 2019 and 2018.

The Facility is secured by all U.S. inventory, receivables, equipment, real property, certain subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The Credit Agreement allows, but limits our ability to pay dividends.

On February 26, 2018, the Company amended the Credit Agreement (known as the "Amended Credit Agreement"). The Amended Credit Agreement has the same terms mentioned above except for a reduction in interest rates. The applicable rate for the repriced term loan was reduced from 3.00% to 2.50%. The Company accounted for the Amended Credit Agreement as a debt modification, therefore, debt repricing fees incurred in fiscal 2018 were expensed as General and Administrative expenses and the deferred financing fees incurred as part of the Credit Agreement (discussed below) remain unchanged.

The outstanding balance of the Term Loan was $310,463,000 and $375,463,000 as of March 31, 2019 and 2018, respectively. The Company made $65,000,000 of principal payment on the Term Loan during fiscal 2019 and $57,037,000 of principal payment on the Term Loan during fiscal 2018. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, plans to pay down $65,000,000 in total. This amount has been recorded within the current portion of long-term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the Revolving Credit Facility and $17,329,000 outstanding letters of credit as of March 31, 2019. The outstanding letters of credit at March 31, 2019 consisted of $1,236,000 in commercial letters of credit and $16,093,000 of standby letters of credit.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2019 and 2018. The accumulated amortization balances were $4,547,000 and $2,447,000 as of March 31, 2019 and 2018, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is included in Other assets is $2,789,000 as of March 31, 2019 and March 31, 2018. The accumulated amortization balance is $1,209,000 and $651,000 as of March 31, 2019 and March 31, 2018 respectively. These balances are classified in Other assets since no funds were drawn on the Revolving Credit Facility in fiscal 2019 and 2018.

The principal payments obligated to be made as of March 31, 2019 on the Term Loan are as follows:

2020	4,450
2021	4,450
2022	4,450
2023	4,450
2024	292,663
Thereafter	—
$310,463

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2019, unsecured credit lines totaled approximately $2,468,000, of which $0 was drawn. In addition, unsecured lines of $16,437,000 were available for bank guarantees issued in the normal course of business of which $10,275,000 was utilized.

13.     Pensions and Other Benefit Plans

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

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$462,284	$471,871
Service cost	1,078	2,580
Interest cost	15,526	16,488
Actuarial (gain) loss	4,074	(2,467)
Benefits paid	(27,068)	(35,888)
Settlement	—	(65)
Curtailment	—	(4,082)
Foreign exchange rate changes	(9,497)	13,847
Benefit obligation at end of year	$446,397	$462,284

Change in plan assets:
Fair value of plan assets at beginning of year	$326,745	$321,440
Actual gain (loss) on plan assets	11,333	29,930
Employer contribution	11,018	11,211
Benefits paid	(27,068)	(35,888)
Settlement	—	(65)
Foreign exchange rate changes	(126)	117
Fair value of plan assets at end of year	$321,902	$326,745

Funded status	$(124,495)	$(135,539)
Unrecognized actuarial loss	73,836	65,832
Net amount recognized	$(50,659)	$(69,707)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2019	2018
Other assets	$6,424	$—
Accrued liabilities	(3,546)	(3,814)
Other non-current liabilities	(127,373)	(131,725)
Accumulated other comprehensive loss, before tax	73,836	65,832
Net amount recognized	$(50,659)	$(69,707)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Other assets are presented separately in fiscal 2019 as one of the Company's U.S. plans is now overfunded, therefore, it is no longer presented as a liability.

In fiscal 2020, an estimated net loss of $2,275,000 and no prior service costs for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:

	2019	2018	2017
Service costs—benefits earned during the period	$1,078	$2,580	$1,779
Interest cost on projected benefit obligation	15,526	16,488	16,648
Expected return on plan assets	(18,454)	(21,483)	(22,428)
Net amortization	2,339	3,083	3,190
Curtailment	—	5	—
Settlement	—	—	247
Other	—	17	(57)
Net periodic pension cost (benefit)	$489	$690	$(621)

The Company adopted ASU 2017-07 in the first quarter of fiscal 2019. The service cost component of net periodic benefit cost above is recorded in Cost of products sold, Selling expense, and General and administrative expenses within the Consolidated Statements of Operations, while the remaining components are recorded to Other (income) expense, net. The prior year amounts have been reclassified to provide comparable presentation in line with the guidance in ASU 2017-07 based on amounts previously disclosed for the various components of net periodic pension cost (benefit).

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2019	2018
Projected benefit obligation	$395,202	$462,284
Fair value of plan assets	264,211	326,745

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2019	2018
Accumulated benefit obligation	$389,509	$457,323
Fair value of plan assets	264,211	326,745

Unrecognized gains and losses are amortized through March 31, 2019 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	2019	2018	2017
Discount rate	3.42%	3.49%	3.65%
Expected long-term rate of return on plan assets	5.77%	6.77%	7.23%
Rate of compensation increase on active plans	0.61%	0.39%	0.39%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2020	2019	2018
Equity securities	40% - 35%	35%	46%
Fixed income	60% - 65%	65%	54%
Total plan assets	100%	100%	100%

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $11,094,000 to its pension plans in fiscal 2020.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2020	$27,018
2021	26,970
2022	27,268
2023	27,622
2024	27,568
2025-2029	134,589

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$3,284	$4,111
Interest cost	92	126
Actuarial gain	(778)	(642)
Benefits paid	(250)	(311)
Benefit obligation at end of year	$2,348	$3,284

Funded status	$(2,348)	$(3,284)
Unrecognized actuarial gain	(1,282)	(660)
Net amount recognized	$(3,630)	$(3,944)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2019	2018
Accrued liabilities	$(326)	$(449)
Other non-current liabilities	(2,022)	(2,835)
Accumulated other comprehensive gain, before tax	(1,282)	(660)
Net amount recognized	$(3,630)	$(3,944)

In fiscal 2020, an estimated gain of $161,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2019, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2019	2018	2017
Interest cost	$92	$126	$152
Net amortization	(156)	(5)	—
Net periodic postretirement benefit cost	$(64)	$121	$152

For measurement purposes, healthcare costs are assumed to increase 6.00% in fiscal 2020, grading down over time to 5.0% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 3.63% and 3.75% as of March 31, 2019 and 2018, respectively.

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2020	$326
2021	302
2022	273
2023	252
2024	233
2025-2029	829

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement obligation	103	(94)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2019 was $178,000 and the liability at March 31, 2019 is $4,543,000 with $4,406,000 included in other non-current liabilities and $137,000 included in accrued liabilities in the consolidated balance sheet.  The cash surrender value of the policies is $3,207,000 and $3,060,000 at March 31, 2019 and 2018, respectively.  The balance is included in other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees and certain international employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $5,260,000, $4,198,000, and $3,543,000 for the years ended March 31, 2019, 2018, and 2017, respectively which are included in Cost of Products Sold, Selling Expenses, and General and Administrative Expenses within the Consolidated Statements of Operations. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2019 contributions.

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

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2019	2018
Asset categories:
Equity securities	$103,017	$136,777
Fixed income securities	205,957	174,359
Alternative real estate	9,978	13,230
Cash equivalents	2,950	2,379
Total	$321,902	$326,745

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2019 and March 31, 2018 were as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2019:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$43,314	$59,703	$—	$—	$103,017
Fixed income securities	45,713	602	153,941	5,701	205,957
Alternative real estate	7,161	2,817	—	—	9,978
Cash equivalents	—	2,950	—	—	2,950
Total	$96,188	$66,072	$153,941	$5,701	$321,902
(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

	Measured at NAV	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2018:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$58,433	$78,344	$—	$—	$136,777
Fixed income securities	34,620	—	121,271	18,468	174,359
Alternative real estate	8,945	4,285	—	—	13,230
Cash equivalents	—	2,379	—	—	2,379
Total	$101,998	$85,008	$121,271	$18,468	$326,745

During fiscal 2019, the Company liquidated a portion of fixed income securities categorized as level 3 in the prior year. These funds were reinvested in fixed income securities categorized as level 1 and level 2 as of March 31, 2019. A portion of these funds are valued using the NAV practical expedient as the fair value is not publicly available. The Company also sold a portion of equity securities categorized as level 1 in the prior year. These funds were reinvested in fixed income funds categorized as level 2 as of March 31, 2019.

Level 1 securities consist of mutual funds with quoted market prices.

The Level 2 fixed income securities are investments in a combination of funds whose underlying investments are in a variety of fixed income securities including foreign and domestic corporate bonds, securities issued by the U.S. government, U.S. and foreign government obligations, and other similar fixed income investments. The fair values of the underlying investments in these funds are generally based on independent broker dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings. The fair values of these funds are determined based on their net asset values which are published daily.  We are not aware of any significant restrictions on the issuances or redemption of shares of these funds

Fair value of Level 3 fixed income securities at the beginning of the year was $18,468,000. During fiscal 2019 fixed income securities earned investment return of $198,000 and had disbursements of $12,965,000, which includes liquidations, resulting in an ending balance of $5,701,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements, and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

14.     Employee Stock Ownership Plan (ESOP)

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015 the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2019, 2018, or 2017.

At March 31, 2019 and 2018, 280,000 and 308,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2019 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 128,000 and 340,000 common shares were not included in the computation of diluted earnings per share for fiscal 2019 and 2018, respectively, because they were antidilutive. For the years ended March 31, 2019 and 2018, an additional 153,000 and 127,000, respectively, in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2019	2018	2017
Net income	$42,577	$22,065	$8,984

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	23,276	22,841	20,591
Effect of dilutive employee stock options, RSU's and performance shares	384	494	297

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	23,660	23,335	20,888

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 14).

During fiscal 2018, the Company adopted ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU No. 2016-09). Among other modifications to accounting for stock based compensation, this ASU requires that assumed proceeds from excess tax benefits and deficiencies are no longer included in the calculation of weighted-average diluted common stock outstanding and are recorded as income tax expense or benefit in the statement of operations. Refer to Note 17 for the impact the adoption had on the Company's financial statements.

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

Stock based compensation expense was $6,198,000, $5,586,000, and $5,914,000 for fiscal 2019, 2018, and 2017, respectively.

Stock compensation expense is included in cost of products sold, selling, and general and administrative expenses depending on the nature of the service of the employee receiving the award. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

On July 18, 2016, the shareholders of the Company approved the 2016 Long Term Incentive Plan (“LTIP” or the "Plan") which replaced the 2010 Long Term Incentive Plan.  The Company grants share based compensation to eligible participants under the 2016 LTIP. The total number of shares of common stock with respect to which awards may be granted under the plan is 2,000,000 including shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.  As of March 31, 2019, 526,213 shares remain for future grants. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

Stock Option Plans

Existing prior to the adoption of the LTIP, the Company maintained two stock option plans, a Non-Qualified Stock Option Plan ("Non-Qualified Plan") and an Incentive Stock Option Plan ("Incentive Plan").  Effective with adoption of the LTIP no new grants can be made from the Non-Qualified Plan or the Incentive Stock Plan.  Options outstanding under the Non-Qualified Plan or the Incentive Stock Plan generally become exercisable over a four-year period at a rate of 25% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the Non-Qualified Plan or the Incentive Stock Plan are exercisable not earlier than one year and not later than ten years from the date such option was granted.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2019 is as follows:

	Shares	Weighted- average Exercise Price per share	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2016	718,801	20.13	6.64	$465
Granted	398,945	17.00
Exercised	(27,848)	15.76
Cancelled	(26,004)	19.06
Outstanding at March 31, 2017	1,063,894	19.10	6.98	$6,477
Granted	227,783	24.33
Exercised	(363,091)	17.43
Cancelled	(6,136)	19.83
Outstanding at March 31, 2018	922,450	21.04	7.56	$13,654
Granted	133,743	38.70
Exercised	(187,907)	22.09
Cancelled	(33,509)	23.94
Outstanding at March 31, 2019	834,777	23.52	7.04	$9,602
Exercisable at March 31, 2019	342,921	$20.71	5.74	$4,686

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2019. The aggregate intrinsic value of outstanding options as of March 31, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 706,752 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 341,420 exercisable options that were in-the-money at that date. The Company's closing stock price was $34.35 as of March 31, 2019. The total intrinsic value of stock options exercised was $3,577,000, $5,851,000, and $252,000 during fiscal 2019, 2018, and 2017, respectively.

The grant date fair value of options that vested was $7.36, $7.42, and $8.56 during fiscal 2019, 2018, and 2017, respectively.

As of March 31, 2019, $2,727,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.5 years.

Exercise prices for options outstanding as of March 31, 2019, ranged from $13.27 to $38.70. The following table provides certain information with respect to stock options outstanding at March 31, 2019:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	317,938	$15.56	5.88
$20.01 to 30.00	388,814	25.02	7.33
$30.01 to $40.00	128,025	38.70	9.04
	834,777	$23.52	7.04

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides certain information with respect to stock options exercisable at March 31, 2019:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price per share
$10.01 to $20.00	172,842	$15.90
$20.01 to $30.00	168,578	25.47
$30.01 to $40.00	1,501	38.70
	342,921	$20.71

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $13.56, $7.66, and $5.59 for options granted during fiscal 2019, 2018, and 2017, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2019, 2018, and 2017:

	Year Ended March 31, 2019	Year Ended March 31, 2018	Year Ended March 31, 2017
Assumptions:
Risk-free interest rate	2.64%	1.42%	1.07%
Dividend yield	0.52%	0.66%	0.98%
Volatility factor	0.352	0.343	0.379
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2019, 2018, and 2017 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2019 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2016	371,502	$20.26
Granted	171,407	18.06
Vested	(162,502)	19.93
Forfeited	(10,151)	22.81
Unvested at March 31, 2017	370,256	$19.32
Granted	136,935	29.38
Vested	(157,448)	20.39
Forfeited	(12,954)	17.99
Unvested at March 31, 2018	336,789	$22.62
Granted	116,942	37.90
Vested	(211,932)	22.66
Forfeited	(11,602)	25.18
Unvested at March 31, 2019	230,197	$30.22

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2019 is $4,564,000 and is expected to be recognized over a weighted average period of 2.6 years.  The fair value of restricted stock units that vested during the year ended March 31, 2019 and 2018 was $4,802,000 and $3,210,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2019, 2018, and 2017. Performance based shares are recognized as compensation expense based upon their grant date fair value and to the extent it is probable that the performance conditions will be met.  This expense is recognized ratably over the three year period that these shares are restricted.  Fiscal 2017 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated Net Sales. During fiscal 2019, the Company determined that the fiscal year 2017 performance shares would not vest due to the performance condition not being met. Fiscal 2018 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated Net Sales. During fiscal 2019, the Company determined that the fiscal year 2018 performance shares were earned based on the performance condition being met. Fiscal 2019 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2020. At this time we believe it is probable that the March 31, 2020 performance condition will be met.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2019 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2016	101,653	$26.15
Granted	77,349	15.69
Vested	(25,148)	26.79
Forfeited	(35,001)	27.12
Unvested at March 31, 2017	118,853	$18.92
Granted	49,221	25.28
Forfeited	(41,504)	24.94
Unvested at March 31, 2018	126,570	$19.42
Granted	34,695	36.43
Forfeited	(7,879)	22.40
Unvested at March 31, 2019	153,386	$23.11

The Company had $2,051,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2019 as the performance criteria is not expected to be met.

Directors Stock

During fiscal 2019, 2018, and 2017, a total of 10,031, 16,667, and 27,960 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $41.88, $25.80, and $15.74 for fiscal 2019, 2018, and 2017, respectively. The expense related to the shares for fiscal 2019, 2018, and 2017 was $430,000 for each of the three years.

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

Dividends

On March 26, 2019 the Company's Board of Directors approved payment of a quarterly dividend of $0.06 per common share, representing an annual dividend rate of $0.24 per share. The dividend was paid on May 13, 2019 to shareholders of record on May 3, 2019 and totaled approximately $1,405,000.

Stock Repurchase Plan

On March 26, 2019, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $20 million of the Company's common stock. No repurchases were made during the year ended March 31, 2019.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $12,686,000 and $13,582,000 of which $9,185,000 and $10,082,000 are included in Other non current liabilities and $3,500,000 in Accrued liabilities for both years as of March 31, 2019 and 2018, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2019	2018	2017
Accrued general and product liability, beginning of year	$13,582	$13,335	$14,535
Add provision for claims	2,887	3,965	7,223
Deduct payments for claims	(3,783)	(3,718)	(8,423)
Accrued general and product liability, end of year	$12,686	$13,582	$13,335

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

Along with other manufacturing companies, the Company is subject to various federal, state, and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company utilizes an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2020.

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of March 31, 2019, a total of $1,075,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2019.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $4,100,000 and $8,000,000 using actuarial parameters of continued claims for a period of 37 years from March 31, 2019.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,697,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2019. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount,

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered. During fiscal 2019 and fiscal 2018, the Company received settlement payments $484,000 and $2,362,000, respectively, net of legal fees, from its insurance carriers as partial reimbursement for asbestos-related expenses.  These partial payments have been recorded as gains in cost of products sold. The Company is continuing its actions to recover further past costs and to cover future costs.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,100,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2019. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following loss contingencies relate to the Company's Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $889,000 which has been reflected as a liability in the consolidated financial statements at March 31, 2019.

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

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during fiscal year 2019.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2019. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties, and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

has recorded a liability of $456,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $595,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2019 on an undiscounted basis.

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

As of March 31, 2019 the Company has recorded a reserve of $100,000 for legal costs incurred to date and expected to be incurred related to this matter.

17.     Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act” or “the Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, assessing a one-time transition tax on a deemed repatriation of non-previously taxed earnings of foreign subsidiaries, and implementing a territorial tax system.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The Act also provides for the foreign-derived intangible income (“FDII”) deduction for corporations that derive gross income from export activities

The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company recorded no additional income tax expense as a result of GILTI for the year ended March 31, 2019. This was primarily the result of the impact of the loss on sale of a foreign subsidiary during the current year. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended March 31, 2019 and 2018.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The BEAT tax had no impact on the Company's consolidated financial statements for the years ended March 31, 2019 and 2018.

The FDII provisions of the Act provide an incentive to domestic corporations in the form of a lower tax rate on income derived from tangible and intangible products and services in foreign markets. This lower tax rate is accomplished via an additional tax deduction based on a percentage of qualifying sales. The FDII deduction provided the Company an additional tax benefit of $945,000 in the year ended March 31, 2019.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

SAB 118 measurement period adjustments

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.

We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities and one-time transition tax. As of December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the Act, the impacts of which are summarized below.
One-time transition tax
The one-time transition tax is based on our total post-1986 earnings and profits ("E&P"), the tax on which we previously substantially deferred from U.S. income taxes under U.S. law. We recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries, resulting in a transition tax liability of $1,500,000 at March 31, 2018.
Upon further analysis of the Act, Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during the quarter ended December 31, 2018. We decreased our March 31, 2018 provisional amount of $1,500,000 to zero, the effect of which is included as a component of income tax expense in fiscal 2019.
Deferred tax assets and liabilities
As of December 31, 2017 we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $16,128,000. Based upon further analysis completed during the measurement period, we reduced this estimate by $26,000 during the year ended March 31, 2018. No further adjustments were made to this provisional amount during the measurement period.
Global intangible low-taxed income

The Company has elected to account for Global Intangible Low Taxed Income ("GILTI") tax in the period in which it is incurred, and therefore has not recorded any deferred tax impacts of GILTI in its consolidated financial statements for the year ended March 31, 2019 or 2018. As noted above, the current year GILTI tax had no effect on our annual effective tax rate.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2019	2018	2017
Statutory federal income tax rate (1)	21.00%	31.55%	35.00%
Expected tax at statutory rate	$11,108	$15,676	$4,560
Effect of Tax Reform Act (2), (3)	(1,500)	17,602	—
State income taxes net of federal benefit	1,728	(37)	893
Foreign taxes at rates other than statutory federal rate	(145)	(2,667)	(1,921)
Net loss on sale of businesses (5)	4,041	—	—
Permanent items	(1,694)	(2,220)	2,521
Valuation allowance (4)	13,190	(104)	(829)
Foreign tax credits (4)	(15,371)	—	—
Research and development credits	(1,411)	(612)	(643)
Other	375	(18)	(538)
Actual tax provision expense	$10,321	$27,620	$4,043

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

(1) For fiscal 2018, represents the blended rate of 35 percent for the first three quarters of the fiscal year and 21 percent for the fourth quarter.
(2) For fiscal 2018, represents the discrete expense of the one-time transition tax ($1,500,000) and the remeasurement of our net U.S. deferred tax assets at the new lower U.S. corporate income tax rate ($16,102,000).
(3) For fiscal 2019, represents the discrete benefit of the reduction of the one-time transition tax of $1,500,000 recorded in fiscal 2018 to zero.
(4) For fiscal 2019, primarily represents foreign tax credits generated by the one-time transition tax calculation and valuation allowance as the Company believes their utilization is uncertain.
(5) For fiscal 2019, represents losses on sales of businesses that are not deductible for income tax purposes.

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2019	2018	2017
Current income tax expense (benefit):
United States Federal	$(1,663)	$1,109	$41
State taxes	394	402	217
Foreign	12,548	6,141	3,296
Deferred income tax expense (benefit):
United States	5,873	21,177	5,797
Foreign	(6,831)	(1,209)	(5,308)
	$10,321	$27,620	$4,043

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2019	2018
Deferred tax assets:
Federal net operating loss carryforwards	$21,990	$26,450
State and foreign net operating loss carryforwards	8,069	10,376
Employee benefit plans	27,955	28,390
Insurance reserves	3,204	3,578
Accrued vacation and incentive costs	4,766	4,625
Federal tax credit carryforwards	17,685	2,476
Equity compensation	2,285	2,285
Other	4,449	3,666
Valuation allowance	(16,881)	(4,671)
Deferred tax assets after valuation allowance	73,522	77,175
Deferred tax liabilities:
Property, plant, and equipment	(2,429)	(2,785)
Intangible assets	(63,468)	(72,210)
Total deferred tax liabilities	(65,897)	(74,995)
Net deferred tax assets (liabilities)	$7,625	$2,180

The net deferred tax asset increased in fiscal 2019 primarily as a result of the amortization of certain intangible assets, offset by the utilization of federal and state net operating losses and the net increase to foreign tax credits after valuation allowance.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The gross amount of the Company’s deferred tax assets were $90,403,000 and $81,846,000 at March 31, 2019 and 2018, respectively.

The valuation allowance includes $$2,372,000, $3,837,000, and $4,370,000 related to foreign net operating losses at March 31, 2019, 2018, and 2017, respectively. The increase in the domestic valuation allowance is primarily due to uncertainty related to the utilization of certain foreign tax credits generated by the one-time transition tax. The decrease in the foreign valuation allowance is primarily due to the use of net operating losses which had valuation allowances recorded against them for certain foreign subsidiaries of the Company.  The Company’s foreign subsidiaries have net operating loss carryforwards that expire in periods ranging from five years to indefinite.

The federal net operating losses arose from the acquisition of Magnetek and have expiration dates ranging from 2020 through 2035. The state net operating losses have expiration dates ranging from 2019 through 2038.  The federal tax credits have expiration dates ranging from 2032 to indefinite.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2019	2018
Net non-current deferred tax assets	$27,707	$32,442
Net non-current deferred tax liabilities	(20,082)	(30,262)
Net deferred tax assets (liabilities)	$7,625	$2,180

Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $14,362,000, $25,144,000, and $3,071,000 for the years ended March 31, 2019, 2018, and 2017, respectively. As of March 31, 2019, the Company had approximately $114,000,000 of undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the U.S. with the exception of the current earnings from two foreign subsidiaries. Any repatriation of these amounts would not be expected to result in a material increase to income tax expense due to the one-time transition tax and the new U.S. territorial tax system. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

During fiscal 2018, the Company adopted ASU No. 2016-09. There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2019 and 2018. The tax effect to the Company from these share transactions during fiscal 2019 and 2018 was a reduction to income tax expense of ($1,129,000) and ($1,230,000), respectively.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2019	2018	2017
Beginning balance	$592	$975	$1,092
Additions for tax positions of the current year	550	444	—
Reductions for prior year tax positions	(141)	—	—
Settlements	—	—	—
Foreign currency translation	(65)	20	(9)
Lapses in statutes of limitation	—	(847)	(108)
Ending balance	$936	$592	$975

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company had $38,000 and $33,000 accrued for the payment of interest and penalties at March 31, 2019 and 2018, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2019 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions. The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for fiscal 2015 resulting in no adjustments. The Company has no current U.S. income tax examinations or audits.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2016 and in Germany for tax years prior to March 31, 2011. The Company has a current tax examination in Germany for fiscal years 2012 to 2014.

The Company anticipates that total unrecognized tax benefits will change due to the expiration of statutes and the enactment of legislation in certain foreign jurisdictions prior to March 31, 2020.

18.     Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2019, 2018, and 2017 was $12,248,000, $13,020,000, and $9,216,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2019 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2020	$10,018	$1,373	$11,391
2021	7,283	318	7,601
2022	5,430	185	5,615
2023	4,806	138	4,944
2024	3,570	52	3,622
Thereafter	10,185	87	10,272
Total	$41,292	$2,153	$43,445

19.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2019	2018	2017
Net sales:
United States	$485,969	$455,483	$408,911
Europe, Middle East, and Africa	323,508	316,694	169,074
Canada	22,206	20,672	19,718
Asia Pacific	17,749	19,082	13,857
Latin America	26,850	27,488	25,563
Total	$876,282	$839,419	$637,123

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

	Year Ended March 31,
	2019	2018	2017
Total assets:
United States	$496,580	$477,712	$474,440
Europe, Middle East, and Africa	515,539	613,842	581,981
Canada	8,688	7,469	9,825
Asia Pacific	22,129	23,630	23,260
Latin America	18,635	19,793	24,337
Total	$1,061,571	$1,142,446	$1,113,843

	Year Ended March 31,
	2019	2018	2017
Long-lived assets:
United States	$282,456	$293,576	$301,715
Europe, Middle East, and Africa	352,313	421,183	377,285
Canada	1,319	1,172	1,156
Asia Pacific	5,781	6,847	6,853
Latin America	1,190	1,499	1,501
Total	$643,059	$724,277	$688,510

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2019	2018	2017
Hoists	$546,924	$532,925	$357,447
Chain and rigging tools	89,215	79,884	71,832
Industrial cranes	30,967	35,071	29,151
Actuators and rotary unions	77,719	71,525	67,468
Digital power control and delivery systems	98,187	84,565	78,660
Elevator application drive systems	25,548	24,423	21,998
Other	7,722	11,026	10,567
Total	$876,282	$839,419	$637,123

20.     Selected Quarterly Financial Data (Unaudited)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Below is selected quarterly financial data for fiscal 2019 and 2018:

	Three Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Net sales	$224,992	$217,142	$217,415	$216,733
Gross profit	79,647	75,900	73,405	76,045
Income from operations	13,503	24,825	6,646	24,468
Net income (loss)	$7,706	$15,912	$(782)	$19,741

Net income (loss) per share – basic	$0.33	$0.68	$(0.03)	$0.84

Net income (loss) per share – diluted	$0.33	$0.67	$(0.03)	$0.83

	Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Net sales	$203,726	$212,828	$208,725	$214,140
Gross profit	69,430	71,778	69,137	74,716
Income from operations	19,595	19,219	13,710	15,807
Net income (loss)	$11,656	$12,508	$(10,565)	$8,466

Net income (loss) per share – basic	$0.52	$0.55	$(0.46)	$0.37

Net income (loss) per share – diluted	$0.51	$0.54	$(0.46)	$0.36

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

21.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2019	2018
Foreign currency translation adjustment – net of tax	$(25,355)	$(8,647)
Pension liability – net of tax	(55,601)	(49,889)
Postretirement obligations – net of tax	1,847	1,372
Split-dollar life insurance arrangements – net of tax	(1,391)	(1,462)
Derivatives qualifying as hedges – net of tax	(2,552)	(1,515)
Net unrealized investment gain – net of tax	—	883
Accumulated other comprehensive loss	$(83,052)	$(59,258)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $2,566,000, $(6,848,000), and $(5,579,000) for fiscal 2019, 2018, and 2017 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the Act as described in Note 17, the Company recorded as an offsetting entry a $(9,477,000) stranded tax effect in the minimum pension liability component and a $(194,000) stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income in fiscal 2018. The stranded tax effect related to the other post retirement obligations component was not material.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $10,006,000 stranded tax effect in the minimum pension liability component, $935,000 stranded tax effect in the other post retirement obligations component and a $747,000 stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations.

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

The stranded tax effects described above are in accordance with ASC Topic 740, “Income Taxes” even though the impact of the act and the deferred tax asset valuation allowance described above were initially established as an adjustment to comprehensive income. This amount will remain indefinitely as a component of accumulated other comprehensive loss. As described in Note 22, the Company is evaluating the impact ASU 2018-02 will have accumulated other comprehensive income. Refer to Note 22 for additional information.

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2019	2018	2017
Net unrealized investment gain (loss) at beginning of year	$888	$699	$631
Unrealized holdings gain (loss) arising during the period	—	189	173
Reclassification adjustments for gain included in earnings	—	—	(105)
Adoption of ASU 2016-01	(888)	—	—
Net change in unrealized gain (loss) on investments	(888)	189	68
Net unrealized investment gain at end of year	$—	$888	$699

Changes in accumulated other comprehensive income by component for the year ended March 31, 2019 are as follows (in thousands):

	March 31, 2019
	Unrealized Investment Gain	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$888	$(49,984)	$(8,647)	$(1,515)	(59,258)
Other comprehensive income (loss) before reclassification	—	(6,720)	(16,708)	16,943	(6,485)
Amounts reclassified from other comprehensive loss to net income	—	1,559		(17,980)	(16,421)
Adoption of ASU 2016-01	(888)	—	—	—	(888)
Net current period other comprehensive (loss) income	(888)	(5,161)	(16,708)	(1,037)	(23,794)
Ending balance net of tax	$—	$(55,145)	$(25,355)	$(2,552)	$(83,052)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2019 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$2,189	(1)
	2,189	Total before tax
	(630)	Tax benefit
	$1,559	Net of tax

Change in derivatives qualifying as hedges
	$23	Cost of products sold
	(1,111)	Interest expense
	(25,024)	Foreign currency
	(26,112)	Total before tax
	8,132	Tax benefit
	$(17,980)	Net of tax

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 — Pensions and Other Benefit Plans for additional details.)

22.     Effects of New Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-01, "Codification Improvements: Leases (Topic 842)." The ASU clarifies transition disclosure requirements, specifically that entities are not subject to the transition disclosure requirements in ASC 250 related to the effect on income of an accounting change on certain interim period information. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted no earlier than when the entity adopts ASC 842.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet as right-of-use ("ROU") assets and leases liabilities. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The Company will adopt ASC 842 in fiscal 2020 using the modified retrospective transition approach whereas prior periods will not be restated, therefore, presented in accordance with the previous lease standard (ASC 840). The Company intends to utilize the transition practical expedients that are permitted with the new standard when elected as a package, which allows the Company to not reassess the lease classification of existing leases. The Company will also elect the practical expedient to not separate lease and nonlease components from the ROU asset and leases liability as well as the practical expedient to not record leases with an initial term of 12 months or less (short-term leases) on the balance sheet. We are currently updating existing lease policies and developing new controls and business processes to comply with the new standard. The Company expects the ROU assets and lease liabilities to be less than 5% of total assets. During the first quarter of fiscal 2020 the Company will finalize its accounting assessment and quantification of the impact on the Company’s financial statements and corresponding disclosures.

In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses." The ASU changes the effective date of ASU 2016-13, Financial Instruments - Credit Losses, to fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact the standard will have on our consolidated financial statements.

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

In August 2018, the U.S. Securities and Exchange Commission ("SEC") issued its rule Disclosure Update and Simplification ("DUSTR") to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The DUSTR is part of the

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

SEC’s overall project to improve disclosure effectiveness and is intended to simplify compliance without significantly altering the total mix of information provided to investors. In a limited number of situations, the DUSTR expanded the disclosure requirements. For example, an analysis of changes in stockholders’ equity will now be required for the current and comparative quarter and year-to-date interim periods. The DUSTR rules became effective on November 5, 2018 and must be applied to any filings after that date. The Company adopted this rule during the quarter ended December 31, 2018.

In August 2018, the FASB issued ASU No. 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350)." The ASU amends ASC 350 to include in its scope implementation costs of a Cloud Computing Arrangement ("CCA") that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted the standard on a prospective basis effective July 1, 2018. The standard did not have a material impact on the financial statements for the twelve months ended as of March 31, 2019.

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

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements." The ASU amendments represent changes to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification ("Codification"). The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment, however, many of the amendments in the ASU have transition guidance with effective dates for fiscal years beginning after December 15, 2018 for public business entities. The standard did not have a material impact on the financial statements for the twelve months ended as of March 31, 2019.

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

On April 1, 2018, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." The standard requires the current-service-cost component be disaggregated from the other components of net benefit cost. The current service cost is now presented with current compensation costs for related employees and the other components of net benefit cost is presented in Other (income) expense, net. In accordance with the ASU, the Company adopted the standard on a retrospective basis to all periods presented. As a result, the Company reclassified other components of net periodic benefit cost from Cost of products sold and General and administrative expenses to Other (income) expense, net in the amount of $1,768,000 and $2,248,000 on the Consolidated Statements of Operations for the twelve months ended March 31, 2018 and 2017, respectively. As a basis for the retrospective application of the ASU, the practical expedient was applied which permits the use of amounts disclosed for the various components of net periodic benefit cost in Note 13.

In February 2017, the FASB issued ASU No. 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (Topic 606)." The standard clarifies the scope of nonfinancial asset derecognition to include in-substance nonfinancial assets thereby requiring the nonfinancial asset to be derecognized in a partial sale transactions when the company no longer has a controlling financial interest in a subsidiary and control of the asset is transferred in accordance with ASC 606. The ASU amends industry specific guidance to align with the new revenue standard (ASC 606). The effective date is aligned with the new revenue standard, which is effective for fiscal years beginning after December 15, 2017. As described in Note 4, the Company adopted this standard effective April 1, 2018 and the standard did not have a significant impact on the Company's consolidated financial statements.

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

The Company adopted this standard effective April 1, 2018. The following table provides a reconciliation of Cash and cash equivalents and Restricted Cash reported within the Consolidated Balance Sheets that agree to the total of the amount presented in the Consolidated Statements of Cash Flows (in thousands):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31, 2019	March 31, 2018	March 31, 2017
Cash and cash equivalents at end of period, shown in the Consolidated Balance Sheets	$71,093	$63,021	$77,591
Restricted cash within Prepaid expenses and other	—	294	588
Restricted cash within Other assets	250	250	250
Total Cash, cash equivalents, and restricted cash at end of period, shown in the Consolidated Statements of Cash Flows	$71,343	$63,565	$78,429

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

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)." The standard clarifies the classification of certain cash receipts and cash payments in the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective April 1, 2018 and the standard did not have a significant impact on the Company's Consolidated Statements of Cash Flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including the Company's marketable securities. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. The Company adopted this standard effective April 1, 2018 and was applied on a modified retrospective basis through a cumulative effect adjustment of $888,000 to the beginning balance of retained earnings. Refer to Note 7 for additional information.

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2019, 2018, and 2017
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition/Divestiture	Deductions		Balance at End of Period
Year ended March 31, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,520	$784	$(112)	$(26)	$902	(1)	$3,264
Deferred tax asset valuation allowance	4,671	13,190	(848)	(132)	—		16,881
Total	$8,191	$13,974	$(960)	$(158)	$902		$20,145
Reserves on balance sheet:
Accrued general and product liability costs	$13,582	$2,887	$—	$—	$3,783	(2)	$12,686
Year ended March 31, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,676	$1,184	$153	$—	$493	(1)	$3,520
Deferred tax asset valuation allowance	4,585	(104)	190	—	—		4,671
Total	$7,261	$1,080	$343	$—	$493		$8,191
Reserves on balance sheet:
Accrued general and product liability costs	$13,335	$3,965	$—	$—	$3,718	(2)	$13,582
Year ended March 31, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,177	$484	$1,368	$—	$1,353	(1)	$2,676
Deferred tax asset valuation allowance	4,131	(829)	547	736	—		4,585
Total	$6,308	$(345)	$1,915	$736	$1,353		$7,261
Reserves on balance sheet:
Accrued general and product liability costs	$14,535	$7,223	$—	$—	$8,423	(2)	$13,335

_________________

(1)	Uncollectible accounts written off, net of recoveries

(2)	Insurance claims and expenses paid

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control over Financial Reporting

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Columbus McKinnon Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated May 29, 2019 expressed an unqualified opinion thereon.

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
May 29, 2019

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2019 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2019 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2019 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2019 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2019 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	88

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

#10.51	2010 Long Term Incentive Plan effective July 26, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 12, 2010.

#10.52
Amendment to the Company’s non-qualified deferred compensation plan, effective January 1, 2013. (incorporated by reference to Exhibit 5.02 of the Company’s Current Report on Form 8-K filed on July 19, 2012)

#10.53
Agreement and Plan of Merger, dated July 26, 2015 and completed on September 2, 2015. (incorporated by reference to Exhibit 2.1 and 2.2 of the Company’s Current Report on Form 8-K filed on September 2, 2015)

#10.54	2016 Long Term Incentive Plan effective August 3, 2016 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 3, 2016.

#10.55
Share Purchase Agreement, dated November 30, 2016 and completed on January 31, 2017. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on January 26, 2017)

#10.56	Credit agreement dated January 31, 2017. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2017)

#10.57	Share Purchase Agreement dated December 18, 2016 and completed on January 30, 2017. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 19, 2016.

#10.58
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

Date: May 29, 2019
COLUMBUS McKINNON CORPORATION

	By:	/s/ Mark D. Morelli
Mark D. Morelli
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark D. Morelli	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2019
Mark D. Morelli

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2019
Gregory P. Rustowicz

/s/ Richard H. Fleming	Chairman of the Board of Directors	May 29, 2019

Richard H. Fleming

/s/ Aziz S. Aghili	Director	May 29, 2019

Aziz S. Aghili

/s/ Liam G. McCarthy	Director	May 29, 2019

Liam G. McCarthy

/s/ Heath A. Mitts	Director	May 29, 2019

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	May 29, 2019

Nicholas T. Pinchuk

/s/ Kathryn V. Roedel	Director	May 29, 2019

Kathryn V. Roedel

/s/ R. Scott Trumbull	Director	May 29, 2019

R. Scott Trumbull

/s/ Ernest R. Verebelyi	Chairman Emeritus	May 29, 2019

Ernest R. Verebelyi