Form 10-Q
period 2019-12-31
COLUMBUS MCKINNON CORP
filed 2020-02-04
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended December 31, 2019
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

If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The number of shares of common stock outstanding as of January 31, 2020 was: 23,699,964 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2019

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$84,014	$71,093
Trade accounts receivable	125,386	129,157
Inventories	135,449	146,263
Prepaid expenses and other	16,890	16,075
Total current assets	361,739	362,588
Property, plant, and equipment, net	81,117	87,303
Goodwill	322,766	322,816
Other intangibles, net	223,206	232,940
Marketable securities	7,370	7,028
Deferred taxes on income	25,117	27,707
Other assets	58,544	21,189
Total assets	$1,079,859	$1,061,571

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$46,317	$46,974
Accrued liabilities	94,205	99,304
Current portion of long term debt	65,000	65,000
Total current liabilities	205,522	211,278
Term loan and revolving credit facility	186,893	235,320
Other non current liabilities	203,078	183,814
Total liabilities	595,493	630,412
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 23,699,431 and 23,391,101 shares issued and outstanding	237	234
Additional paid in capital	284,842	277,518
Retained earnings	284,047	236,459
Accumulated other comprehensive loss	(84,760)	(83,052)
Total shareholders' equity	484,366	431,159
Total liabilities and shareholders' equity	$1,079,859	$1,061,571

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands, except per share data)
Net sales	$199,355	$217,415	$619,676	$659,549
Cost of products sold	131,483	144,010	402,699	430,597
Gross profit	67,872	73,405	216,977	228,952

Selling expenses	23,169	23,858	68,801	73,940
General and administrative expenses	17,960	20,379	56,713	61,893
Research and development expenses	2,628	3,271	8,419	10,137
Net loss on sales of businesses, including impairment	—	15,550	176	26,650
Amortization of intangibles	3,229	3,701	9,708	11,358
	46,986	66,759	143,817	183,978

Income from operations	20,886	6,646	73,160	44,974
Interest and debt expense	3,423	4,330	11,034	13,185
Investment (income) loss	(408)	82	(939)	(297)
Foreign currency exchange (gain) loss	188	(25)	(518)	206
Other (income) expense, net	199	(70)	618	(417)
Income before income tax expense	17,484	2,329	62,965	32,297
Income tax expense	2,234	3,111	12,537	9,461
Net income (loss)	$15,250	$(782)	$50,428	$22,836

Average basic shares outstanding	23,679	23,348	23,581	23,245
Average diluted shares outstanding	24,031	23,348	23,925	23,647

Basic income (loss) per share:	$0.64	$(0.03)	$2.14	$0.98

Diluted income (loss) per share:	$0.63	$(0.03)	$2.11	$0.97

Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Net income (loss)	$15,250	$(782)	$50,428	$22,836
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,479	(2,236)	(1,596)	(14,802)
Change in derivatives qualifying as hedges, net of taxes of $(289), $(30), $34, $206	862	89	(102)	(619)
Change in pension liability and postretirement obligation, net of taxes of $66, $(30), $3, $(249)	(193)	86	(10)	725
Total other comprehensive income (loss)	6,148	(2,061)	(1,708)	(14,696)
Comprehensive income (loss)	$21,398	$(2,843)	$48,720	$8,140

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2019	$234	$277,518	$236,459	$(83,052)	$431,159
Net income	—	—	18,579	—	18,579
Change in foreign currency translation adjustment	—	—	—	1,395	1,395
Change in derivatives qualifying as hedges, net of tax of $252	—	—	—	(758)	(758)
Change in pension liability and postretirement obligations, net of tax of $33	—	—	—	(99)	(99)
Stock options exercised, 102,344 shares	1	979	—	—	980
Stock compensation expense	—	1,556	—	—	1,556
Restricted stock units released, 41,370 shares, net of shares withheld for minimum statutory tax obligation	—	(519)	—	—	(519)
Balance at June 30, 2019	$235	$279,534	$255,038	$(82,514)	$452,293
Net income	—	—	16,599	—	16,599
Dividends declared	—	—	(1,419)	—	(1,419)
Change in foreign currency translation adjustment	—	—	—	(8,470)	(8,470)
Change in derivatives qualifying as hedges, net of tax of $69	—	—	—	(206)	(206)
Change in pension liability and postretirement obligations, net of tax of ($96)	—	—	—	282	282
Stock compensation - directors	—	240	—	—	240
Stock options exercised, 100,482 shares	2	2,802	—	—	2,804
Stock compensation expense	—	1,715	—	—	1,715
Restricted stock units released, 25,245 shares, net of shares withheld for minimum statutory tax obligation	—	(20)	—	—	(20)
Balance at September 30, 2019	$237	$284,271	$270,218	$(90,908)	$463,818
Net income	—	—	15,250	—	15,250
Dividends declared	—	—	(1,421)	—	(1,421)
Change in foreign currency translation adjustment	—	—	—	5,479	5,479
Change in derivatives qualifying as hedges, net of tax of ($289)	—	—	—	862	862
Change in pension liability and postretirement obligations, net of tax of $66	—	—	—	(193)	(193)
Stock compensation - directors	—	110	—	—	110
Stock options exercised, 33,024 shares	—	676	—	—	676
Stock compensation expense	—	(111)	—	—	(111)
Restricted stock units released, 5,865 shares, net of shares withheld for minimum statutory tax obligation	—	(104)	—	—	(104)
Balance at December 31, 2019	$237	$284,842	$284,047	$(84,760)	$484,366

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

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2019	December 31, 2018
	(In thousands)
OPERATING ACTIVITIES:
Net income	$50,428	$22,836
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	21,991	24,763
Deferred income taxes and related valuation allowance	1,247	(2,353)
Net loss (gain) on sale of real estate, investments and other	(602)	109
Stock based compensation	3,510	4,625
Amortization of deferred financing costs	1,782	1,992
Net loss on sales of businesses, including impairment	176	26,650
Non-cash lease expense	6,136	—
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	3,989	(1,407)
Inventories	10,870	(13,043)
Prepaid expenses and other	(3,224)	(103)
Other assets	726	232
Trade accounts payable	(3,013)	(5,330)
Accrued liabilities	(11,458)	3,558
Non-current liabilities	(12,306)	(8,733)
Net cash provided by (used for) operating activities	70,252	53,796

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	4,908	1,238
Purchases of marketable securities	(4,961)	(835)
Capital expenditures	(6,761)	(7,236)
Proceeds from sale of equipment and real estate	51	176
Net (payments) proceeds from the sale of businesses (see note 2)	(214)	5,103
Payment of restricted cash to former owner	—	(294)
Net cash provided by (used for) investing activities	(6,977)	(1,848)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,457	3,708
Repayment of debt	(50,000)	(50,051)
Payment of dividends	(4,245)	(3,484)
Other	(643)	(1,941)
Net cash provided by (used for) financing activities	(50,431)	(51,768)
Effect of exchange rate changes on cash	77	(5,416)
Net change in cash and cash equivalents	12,921	(5,236)
Cash, cash equivalents, and restricted cash at beginning of year	71,343	63,565
Cash, cash equivalents, and restricted cash at end of period	$84,264	$58,329

Supplementary cash flow data:
Interest paid	$8,541	$11,121
Income taxes paid (refunded), net	$3,981	$3,982
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2019

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at December 31, 2019, the results of its operations for the three and nine month periods ended December 31, 2019 and December 31, 2018, and cash flows for the nine months ended December 31, 2019 and December 31, 2018, have been included. Results for the period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. The balance sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2019.

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

The Company’s material handling products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine month periods ended December 31, 2019, sales to customers in the United States were approximately 54% and 55%, respectively.

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

When businesses or asset groups meet the criteria as held for sale, they are recorded at the lesser of their carrying value or fair value less cost to sell. The Company recognized a gain on the sale of its Tire Shredder business in the amount of $1,103,000 during the three months ended December 31, 2018. An impairment loss was recorded on the remaining held for sale businesses in the amount of $27,753,000 during the nine months ended December 31, 2018, of which $16,653,000 was recorded during the three months ended December 31, 2018. The fiscal 2019 third quarter impairment loss of $16,653,000 included a $9,835,000 reduction to property, plant, and equipment and a $6,818,000 reduction to inventory. Both the gain and impairment loss were recorded in Net loss on sales of businesses, including impairment on the Condensed Consolidated Statements of Operations during the nine months ended December 31, 2018 to reduce the carrying value of these asset groups to their fair values less estimated costs to sell. Net sales and pre-tax income for the three Held for Sale Businesses was $8,983,000 and $29,320,000 and $990,000 and $3,106,000 for the three and nine months ended December 31, 2018, respectively. In the nine months ending December 31, 2019, the Company recognized an additional loss of $176,000 as a result of a final working capital adjustment.

For additional information on the sold businesses refer to the Company's 2019 10-K.

As part of its business strategy, the Company is consolidating its manufacturing footprint. The Company previously announced in fiscal 2019 the closure of its Salem, Ohio facility. In fiscal 2020 the Company announced that it plans to consolidate its hoist manufacturing facility in Lisbon, Ohio with its Wadesboro, North Carolina and Damascus, Virginia facilities in fiscal 2021. The Salem, Ohio facility consolidation was completed during the first quarter of fiscal 2020. In total $696,000 and $1,451,000 are included in Cost of products sold on the Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2019, respectively, related to the consolidation of the Lisbon and Salem facilities.

The Company also announced during fiscal 2020 its plan to consolidate two of its Hangzhou, China manufacturing facility into one and reorganize its Asia Pacific operations. $792,000 and $1,253,000 are included in General and administrative expenses and $45,000 and $257,000 are included in Selling expenses on the Consolidated Statements of Operations during the three and nine months ended December 31, 2019, respectively, related to this consolidation.

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

The following table illustrates the balance and related activity for customer advances in the nine months ending December 31, 2019 and December 31, 2018 (in thousands):

Customer advances (contract liabilities)	December 31, 2019	December 31, 2018
March 31, beginning balance	11,501	15,909
Additional customer advances received	26,745	32,552
Revenue recognized from customer advances	(25,773)	(36,024)
Other (1)	27	(1,081)
December 31, ending balance	$12,500	$11,356

(1) Other includes the impact of foreign currency translation

During the nine months ended December 31, 2019, revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $1,679,000 as of December 31, 2019. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Contract assets were not material as of March 31, 2019.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the three and nine months ending December 31, 2019 and December 31, 2018(in thousands):

	Three Months Ended		Nine Months Ended
Net Sales by Product Grouping	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Industrial Products	$84,067	$91,720	$267,459	$288,239
Crane Solutions	92,134	93,190	$287,374	$280,333
Engineered Products	23,134	23,512	$64,795	$61,659
All other	20	8,993	$48	$29,318
Total	$199,355	$217,415	$619,676	$659,549

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

The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's pension-related annuity contract is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in Other assets on the Condensed Consolidated Balance Sheets. The carrying value of the Company’s Term Loan approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,370	$7,370	$—	$—
Annuity contract	2,004	—	2,004	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(155)	—	(155)	—
Interest rate swap liability	(1,258)	—	(1,258)	—
Cross currency swap liability	(12,012)	—	(12,012)	—
Cross currency swap asset	1,485	—	1,485	—

Disclosed at fair value:
Term loan	$(262,416)	$—	$(262,416)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,028	$7,028	$—	$—
Annuity contract	2,285	—	2,285	—
Derivative assets (liabilities):
Foreign exchange contracts	(70)	—	(70)	—
Interest rate swap asset	1,213	—	1,213	—
Cross currency swap liability	(16,184)	—	(16,184)	—
Cross currency swap asset	2,476	—	2,476	—

Disclosed at fair value:
Term loan	$(310,463)	$—	$(310,463)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2019, the Term loan has been recorded at carrying value which approximates fair value.

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

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2019	March 31, 2019
At cost - FIFO basis:
Raw materials	$93,778	$88,786
Work-in-process	24,819	32,547
Finished goods	35,204	40,523
Total at cost FIFO basis	153,801	161,856
LIFO cost less than FIFO cost	(18,352)	(15,593)
Net inventories	$135,449	$146,263

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” adopted by the Company on April 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $67,000 and a loss of $422,000 in the three months ended December 31, 2019 and December 31, 2018, respectively. The impact on earnings for unrealized gains and losses was a gain of $232,000 and a loss of $317,000 in the nine months ended December 31, 2019 and December 31, 2018, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three and nine months ended December 31, 2019 and December 31, 2018, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $3,451,000 and $3,602,000 as of December 31, 2019 and March 31, 2019, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $223,000 and $230,000 in the three months ended December 31, 2019 and December 31, 2018, respectively, and by $515,000 and $402,000 in the nine months ended December 31, 2019 and December 31, 2018, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in October 2019, EMC distributed a cash dividend which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $666,000 in the three and nine months ended December 31, 2019 as it was determined to be a return of the Company's investment. The dividend is included in operating activities on the Condensed Consolidated Statement of Cash Flows under the cumulative earnings approach. The December 31, 2019 trade accounts receivable balance due from EMC is $5,032,000 and is comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has two reporting units as of December 31, 2019 and March 31, 2019.   The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,611,000 at December 31, 2019 and March 31, 2019 and the Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $313,155,000 and $313,205,000 at December 31, 2019 and March 31, 2019, respectively.

Refer to the 2019 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended December 31, 2019.

A summary of changes in goodwill during the nine months ended December 31, 2019 is as follows (in thousands):

Balance at April 1, 2019	$322,816
Currency translation	(50)
Balance at December 31, 2019	$322,766

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of December 31, 2019 and March 31, 2019, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,162	$(4,289)	$1,873	$6,212	$(4,138)	$2,074
Indefinite lived trademark	46,971	—	46,971	46,981	—	46,981
Customer relationships	182,059	(42,341)	139,718	182,328	(35,344)	146,984
Acquired technology	46,619	(12,496)	34,123	46,715	(10,412)	36,303
Other	3,344	(2,823)	521	3,254	(2,656)	598
Total	$285,155	$(61,949)	$223,206	$285,490	$(52,550)	$232,940

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 15 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 6 years for other, and 18 years in total. Trademarks with a carrying value of $46,971,000 as of December 31, 2019 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $3,229,000 and $3,701,000 for the three month periods ended December 31, 2019 and 2018, respectively. Total amortization expense was $9,708,000 and $11,358,000 for the nine month periods ended December 31, 2019 and 2018, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense is approximately $13,000,000 for fiscal years 2020 through 2024.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of December 31, 2019.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2019, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2019 fair values reflected in the table below. During the nine months ended December 31, 2019, the Company was not in default of any of its derivative obligations.

As of December 31, 2019, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has cross currency swap agreements that are designated as cash flow hedges to hedge changes in the value of intercompany loans to a foreign subsidiary due to changes in foreign exchange rates. These intercompany loans are related to the acquisition of STAHL. The notional amount of these derivatives is $185,608,000, and all of the contracts mature by January 31, 2022. From its December 31, 2019 balance of AOCL, the Company expects to reclassify approximately $983,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under these intercompany loans.

The Company has a foreign currency forward agreement in place to offset the change in the value of another intercompany loan to a foreign subsidiary due to a change in a foreign exchange rate. The notional amount of this derivative is $1,527,000, and this contract matures by March 31, 2020. This contract is marked to market each balance sheet date and is not designated as a hedge.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $9,922,000, and all contracts mature by September 30, 2020. From its December 31, 2019 balance of AOCL, the Company expects to reclassify approximately $97,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $173,558,000 as of December 31, 2019. The changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its December 31, 2019 balance of AOCL, the Company expects to reclassify approximately $386,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2019	Foreign exchange contracts	$(90)	Cost of products sold	$49
December 31, 2019	Interest rate swaps	207	Interest expense	—
December 31, 2019	Cross currency swaps	(3,218)	Foreign currency exchange (gain) loss	(4,012)

December 31, 2018	Foreign exchange contracts	300	Cost of products sold	42
December 31, 2018	Interest rate swap	(1,741)	Interest expense	159
December 31, 2018	Cross currency swaps	3,944	Foreign currency exchange (gain) loss	2,213

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2019	Foreign currency exchange (gain) loss	$20
December 31, 2018	Foreign currency exchange (gain) loss	52

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2019 and 2018 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2019	Foreign exchange contracts	$(41)	Cost of products sold	$57
December 31, 2019	Interest rate swaps	(1,519)	Interest expense	359
December 31, 2019	Cross currency swaps	2,386	Foreign currency exchange (gain) loss	512

December 31, 2018	Foreign exchange contracts	103	Cost of products sold	(58)
December 31, 2018	Interest rate swap	(374)	Interest expense	407
December 31, 2018	Cross currency swaps	13,591	Foreign currency exchange (gain) loss	13,590

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2019	Foreign currency exchange (gain) loss	$13
December 31, 2018	Foreign currency exchange (gain) loss	45

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2019	March 31, 2019
Foreign exchange contracts	Prepaid expenses and other	$—	$43
Foreign exchange contracts	Accrued liabilities	(150)	(96)
Interest rate swap	Prepaid expenses and other	—	743
Interest rate swap	Other assets	—	470
Interest rate swap	Accrued liabilities	(507)	—
Interest rate swap	Other non current liabilities	(751)	—
Cross currency swap	Prepaid expenses and other	1,485	2,476
Cross currency swap	Accrued liabilities	(173)	(774)
Cross currency swap	Other non current liabilities	(11,839)	(15,410)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2019	March 31, 2019
Foreign exchange contracts	Accrued Liabilities	(5)	(17)

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

The outstanding principal balance of the Term Loan was $260,463,000 as of December 31, 2019. The Company repaid $20,000,000, which included $1,113,000 of required principal payments and $18,887,000 of additional principal payments, on the Term Loan during the three months ended December 31, 2019. During the nine months ended December 31, 2019 the Company repaid $50,000,000, which included $3,339,000 of required principal payments and $46,661,000 of additional principal payments, on the Term Loan. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, it plans to pay down $65,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $16,057,000 in outstanding letters of credit issued against the Revolver as of December 31, 2019. The outstanding letters of credit as of December 31, 2019 consisted of $343,000 in commercial letters of credit and $15,714,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of December 31, 2019 and March 31, 2019. The accumulated amortization balances were $6,121,000 and $4,547,000 as of December 31, 2019 and March 31, 2019, respectively.

The gross balance of deferred financing costs associated with the Revolver is $2,789,000 as of December 31, 2019 and March 31, 2019, which is included in other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $1,627,000 and $1,209,000 as of December 31, 2019 and March 31, 2019, respectively.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2019, unsecured credit lines totaled approximately $2,466,000, of which $0 was drawn. In addition, unsecured lines of $14,319,000 were available for bank guarantees issued in the normal course of business of which $10,134,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2019 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Service costs	$269	$255	$784	$791
Interest cost	3,701	3,864	11,077	11,629
Expected return on plan assets	(3,971)	(4,594)	(11,917)	(13,836)
Net amortization	573	572	1,714	1,750
Net periodic pension (benefit) cost	$572	$97	$1,658	$334

The Company currently plans to contribute approximately $11,092,000 to its pension plans in fiscal 2020.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest cost	$14	$28	$53	$85
Amortization of plan net losses	(74)	(112)	(154)	(136)
Net periodic postretirement (benefit) cost	$(60)	$(84)	$(101)	$(51)

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2019 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Numerator for basic and diluted earnings per share:
Net income	$15,250	$(782)	$50,428	$22,836

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	23,679	23,348	23,581	23,245
Effect of dilutive employee stock options and other share-based awards	352	—	344	402
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	24,031	23,348	23,925	23,647

Stock options, restricted stock units, and performance shares with respect to 234,000 common shares for the three and nine months ended December 31, 2019 were not included in the computation of diluted income per share because they were antidilutive. Stock options, restricted stock units, and performance shares with respect to 1,267,000 common shares for the three months ended December 31, 2018 were not included in the computation of diluted loss per share because they were antidilutive as a result of the Company's net loss attributed to the net loss recorded on held for sale businesses. Stock options and performance shares with respect to 131,000 common shares for the nine months ended December 31, 2018, were not included in the computation of diluted income per share because they were antidilutive. For the three and nine months ended December 31, 2019, 70,000 contingently issuable common shares were excluded because a performance condition had not yet been met.

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

On December 11, 2019 the Company announced the Chief Executive Officer's ("CEO") intention to resign from his position as President, CEO, and Director effective January 10, 2020. During the quarter ended December 31, 2019 the Company reversed $1,981,000 in stock compensation expense for shares that were forfeited upon the CEO's resignation on January 10, 2020. The amount was recorded as a reduction of General and administrative expenses.

During the first nine months of fiscal 2020, there were 236,000 shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2019, 212,000 shares of restricted stock units vested and were issued.

On January 20, 2020 the Company's Board of Directors declared a dividend of $0.06 per common share. The dividend will be paid on February 18, 2020 to shareholders of record on February 7, 2020. The dividend payment is expected to be approximately $1,425,000.

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

Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $11,781,000 as of December 31, 2019, of which $8,243,000 is included in Other non current liabilities and $3,538,000 included in Accrued liabilities on the Condensed Consolidated Balance Sheet. The liability for accrued general and product liability costs are funded in part by investments in marketable securities (see Note 6).

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

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of December 31, 2019 a total of $1,184,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2020.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $3,600,000 and $6,500,000 using actuarial parameters of continued claims for a period of 37 years from December 31, 2019. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,864,000, which is included in the accrued general and product liability costs in the Condensed Consolidated Balance Sheet as of December 31, 2019. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has engaged in a legal action against the insurance carriers for those policies to recover these expenses and future costs incurred. When the Company resolves this legal action, it is expected that a gain will be recorded for previously expensed cost that is recovered. The Company received settlement payments of $77,000 and $300,000 during the three months ended December 31, 2019 and 2018, respectively, and $366,000 and $430,000 during the nine months ended December 31, 2019 and 2018, respectively, net of legal fees, from its insurance carriers as partial reimbursement for asbestos-related expenses.  These partial payments have been recorded as a reduction of cost of products sold in the Condensed Consolidated Statements of Operations. The Company is continuing its actions to recover further past costs and to cover future costs.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. GAAP approximates $6,033,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2019. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos-related liability including legal costs is estimated to be approximately $767,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at December 31, 2019.

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

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first nine months of fiscal year 2020.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and off-site locations. Its remediation activities as a potentially responsible party were not material in the first nine months of fiscal year 2020. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $409,000 at December 31, 2019 related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $532,000 for all environmental matters related to Magnetek in the consolidated financial statements as of December 31, 2019 on an undiscounted basis.

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

As of December 31, 2019, the Company has recorded a reserve of $75,000 for legal costs expected to be incurred related to this matter.  The Company previously filed suit against Travelers in District Court seeking coverage under insurance policies in the name of Magnetek’s predecessor Universal Manufacturing.  In July 2019, the District Court ruled that Travelers is obligated to defend Magnetek under these policies in connection with Magnetek’s litigation against Monsanto.  The Court held that Monsanto’s claims against Magnetek fall within the insuring agreement of the Travelers policies and that none of the policy exclusions precluded the possibility of coverage.  The Court also held that Travelers prior settlements with other insureds under the policies did not cut off or release Magnetek’s rights under the policies.  Travelers has moved for reconsideration and has sought discovery from Magnetek and Monsanto in connection with that motion, which is not yet decided, and will have a right of appeal after that motion is decided. Subject to any appeal, Travelers will be required to reimburse Magnetek’s defense costs to date, and fund its defense costs moving forward.

The Company is also engaged in similar coverage litigation against Transportation Insurance Company in the Circuit Court of Cook County, Illinois.  The Company has sought a ruling that Transportation Insurance Company is also obligated to reimburse Magnetek’s defense costs to date, and fund its defense costs moving forward.  That motion is not yet fully briefed.

13.    Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 13% and 134% in the quarters ended December 31, 2019 and December 31, 2018, respectively, and 20% and 29% for the nine-month periods then ended, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the three and nine months ended December 31, 2019, income tax expense as a percentage of income from continuing operations was decreased by 11 percentage points and 3 percentage points, respectively, as a result of the utilization of certain foreign tax credits in our fiscal 2019 Federal income tax return filed in January 2020 for which a valuation allowance was previously recorded.

These foreign tax credits had been generated by the one-time transition tax related to the Tax Cuts and Jobs Act, finalized in fiscal 2019. As a result, we recognized an income tax benefit of $1,909,000 during the three months ended December 31, 2019 for the reversal of the valuation allowance on the foreign tax credits utilized in the fiscal 2019 Federal income tax return. We continue to maintain a full valuation allowance on the remaining unutilized foreign tax credits.

For the three and nine months ended December 31, 2018, income tax expense as a percentage of income from continuing operations was increased by 215 percentage points and 15 percentage points, respectively, as a result of recording a valuation allowance against deferred tax assets in connection with the impairment loss on held for sale assets recorded in fiscal 2019. Additionally, income tax expense as a percentage of income from continuing operations for the three and nine months ended December 31, 2018 was decreased by 100 percentage points and 7 percentage points, respectively, as a result of the reversal of valuation allowances in certain foreign jurisdictions and the final accounting for the one-time transition tax pursuant to Staff Accounting Bulletin No. 118 ("SAB 118").

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 22% for fiscal 2020.

Refer to the Company’s consolidated financial statements included in its 2019 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine-month period ended December 31, 2019 are as follows (in thousands):

	Three months ended December 31, 2019
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(54,962)	$(32,430)	$(3,516)	$(90,908)
Other comprehensive income (loss) before reclassification	(567)	5,479	(3,101)	1,811
Amounts reclassified from other comprehensive loss	374	—	3,963	4,337
Net current period other comprehensive income (loss)	(193)	5,479	862	6,148
Ending balance net of tax	$(55,155)	$(26,951)	$(2,654)	$(84,760)

	Nine months ended December 31, 2019
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(55,145)	$(25,355)	$(2,552)	$(83,052)
Other comprehensive income (loss) before reclassification	(1,175)	(1,596)	826	(1,945)
Amounts reclassified from other comprehensive loss	1,165	—	(928)	237
Net current period other comprehensive income (loss)	(10)	(1,596)	(102)	(1,708)
Ending balance net of tax	$(55,155)	$(26,951)	$(2,654)	$(84,760)

Details of amounts reclassified out of AOCL for the three-month period ended December 31, 2019 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement
	$499	(1)
	499	Total before tax
	(125)	Tax (benefit) expense
	$374	Net of tax

Change in derivatives qualifying as hedges
	$(65)	Cost of products sold
	—	Interest expense
	5,357	Foreign currency
	5,292	Total before tax
	(1,329)	Tax (benefit) expense
	$3,963	Net of tax

Details of amounts reclassified out of AOCL for the nine-month period ended December 31, 2019 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement
	$1,560	(1)
	1,560	Total before tax
	(395)	Tax (benefit) expense
	$1,165	Net of tax

Change in derivatives qualifying as hedges
	$(76)	Cost of products sold
	(479)	Interest expense
	(684)	Foreign currency
	(1,239)	Total before tax
	311	Tax (benefit) expense
	$(928)	Net of tax

(1)	These AOCL components are included in the computation of net periodic pension cost. (See Note 10 — Net Periodic Benefit Cost for additional details.)

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

As a result of the adoption of ASC 842, the Company recognized an initial operating lease ROU assets of $35,553,000 on April 1, 2019 with a corresponding lease liability of the same amount. The standard did not materially impact the Company's Condensed Consolidated Statement of Operations or the Condensed Consolidated Statements of Cash Flows for the nine months ending December 31, 2019.

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

As of December 31, 2019, the Company does not have any significant additional operating leases that have not yet commenced.

Significant assumptions or judgments

The discount rate implicit within each lease is generally not readily determinable, therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term, and the currency in which lease payments are made.

The following table presents the weighted average remaining lease term and discount rate:

December 31, 2019
Weighted-average remaining lease term (in years)	7.05
Weighted-average discount rate	4.13%

Amounts recognized on the financial statements

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of December 31, 2019 (in thousands):

	Balance sheet classification	December 31, 2019
Assets	Other assets	$37,729

Current	Accrued liabilities	7,098
Non-current	Other non current liabilities	30,823
Total liabilities		$37,921

Operating lease expense of $2,299,000 and $6,833,000 for the three and nine months ending December 31, 2019 is included in income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the three and nine months ending December 31, 2019.

Other lease disclosures

At December 31, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Year:	December 31, 2019
Remainder of 2020	$2,242
2021	8,097
2022	6,705
2023	6,031
2024	4,687
Thereafter	16,498
Total undiscounted lease payments	$44,260
Less: imputed interest	$6,339
Present value of lease liabilities	$37,921

Supplemental cash flow information related to operating leases is as follows (in thousands):

Nine months ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,636
ROU assets obtained in exchange for new operating lease liabilities	$7,808

16.    Effects of New Accounting Pronouncements

ASU 2019-12 (Topic 740) - Not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" (Topic 740). The standard clarifies, among other topics, that the effects of an enacted change in tax law on taxes currently payable or refundable for the current year be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted for fiscal years, and interim periods within those years. We are currently evaluating the impact the standard will have on our consolidated financial statements.

ASU 2016-13 (Topic 326) - Not yet adopted

In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses." The ASU allows, among other aspects, companies to make accounting policy elections to simplify certain aspects of the presentation and measurement of accrued interest on receivables as well as certain practical expedients for disclosure of accrued interest and financial assets secured by collateral maintenance provisions. The ASU is effective when the entity adopts ASU 2016-13, which is fiscal 2021 for the Company.

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

Other Topics adopted in fiscal 2020

In July 2019, the FASB issued ASU No. 2019-07, "Codification Updates to SEC Sections." The standard aligns the guidance in various SEC sections of the codification with the requirements of certain SEC final rules. The standard became effective upon issuance and the standard did not have a material impact on the financial statements for the nine months ended December 31, 2019.

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting (Topic 550 and 718)." The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees (accounted for under ASC 550) would be aligned with the requirements for share-based payments granted to employees (accounted for under ASC 718). The Company adopted this standard effective April 1, 2019 and the standard did not have a material impact on the financial statements for the nine months ended December 31, 2019.

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

In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities (Topic 815)." The standard better aligns an entity’s financial reporting for hedging relationships with risk management activities and reduces the complexity for the application of hedge accounting. For example, the ASU continues to require an initial prospective quantitative hedge effectiveness assessment and documentation at hedge inception. However, if certain criteria are met, entities can elect to subsequently perform prospective and retrospective effectiveness assessments qualitatively, unless facts and circumstances change, and the hedge effectiveness assessment generally does not need to be completed until the first quarterly hedge effectiveness assessment date (i.e., up to three months). The new standard also removes the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument, including any ineffectiveness, in the same income statement line item in which the earnings effect of the hedged item is reported. The Company adopted this standard effective April 1, 2019 and the standard did not have a material impact on the financial statements for the nine months ended December 31, 2019. The Company adopted the guidance on the modified retrospective basis and did not recognize a cumulative effect adjustment upon adoption as the Company had not recognized ineffectiveness on any of the hedging instruments existing as of the date of adoption.

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

Our revenue base is geographically diverse with approximately 45% derived from customers outside the U.S. for the nine months ended December 31, 2019. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

We continuously monitor market prices of steel. We purchase approximately $25,000,000 to $30,000,000 of steel annually in a variety of forms including rod, wire, bar, structural, and other forms of steel. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral. However, as a result of the recent trade tariff actions with China, the Company has estimated its fiscal 2020 exposure for tariffs to be approximately $2,500,000 which will increase cost of products sold. The Company is monitoring the impact of tariffs and is actively working to mitigate this impact through material productivity actions and pricing strategies.

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

Results of Operations

Three Months Ended December 31, 2019 and December 31, 2018

Net sales in the fiscal 2020 quarter ended December 31, 2019 were $199,355,000, down $18,060,000 or 8.3% from the fiscal 2019 quarter ended December 31, 2018 net sales of $217,415,000. Net sales were negatively impacted by $10,632,000 due to decreased sales volume and $8,983,000 due to sales from businesses that were sold in fiscal 2019, offset by price increases which positively impacted sales by $3,254,000. Foreign currency translation unfavorably impacted sales by $1,699,000 for the three months ended December 31, 2019.

Gross profit in the fiscal 2020 quarter ended December 31, 2019 was $67,872,000, a decrease of $5,533,000 or 7.5% from the fiscal 2019 quarter ended December 31, 2018 gross profit of $73,405,000. Gross profit margin was 34.0% in the fiscal 2020 three months ended December 31, 2019 compared to 33.8% in fiscal 2019. The decrease in gross profit was due to lower sales volume which reduced gross profit by $3,045,000, $2,266,000 in decreased productivity net of other cost changes including higher medical costs of $1,083,000, $1,960,000 in gross profit from sold businesses included in the fiscal 2019 period, $496,000 in costs incurred to close our Ohio facilities, $123,000 in current year severance costs, and $97,000 in increased product liability costs. These gross profit decreases were offset by $2,837,000 of price increases net of material inflation, $117,000 in decreased tariffs, and $77,000 received from insurance settlement. The translation of foreign currencies had a $577,000 unfavorable impact on gross profit in the three months ended December 31, 2019.

Selling expenses were $23,169,000 and $23,858,000 in the fiscal 2020 and 2019 third quarters ended December 31, 2019 and 2018, respectively. As a percentage of consolidated net sales, selling expenses were 11.6% and 11.0% in the fiscal 2020 and 2019 three months ended December 31, 2019 and 2018, respectively. Selling expense decreased by $470,000 from sold businesses, offset by $393,000 in current year severance costs in the three months ended December 31, 2019. Foreign currency translation had a $239,000 favorable impact on selling expenses.

General and administrative expenses were $17,960,000 and $20,379,000 in the fiscal 2020 and 2019 third quarters ended December 31, 2019 and 2018, respectively. As a percentage of consolidated net sales, general and administrative expenses were 9.0% in the three months ended December 31, 2019 and 9.4% in the three months ended December 31, 2018. The decrease in general and administrative expenses was primarily due to $4,262,000 of lower incentive compensation and stock compensation expense including $1,981,000 in stock compensation expense that was reversed for shares that were forfeited upon the Chief Executive Officer's resignation, a $425,000 net reduction in legal costs related to an insurance recovery legal action, and $413,000 from sold businesses. The decrease in general and administrative expense was offset by $792,000 in costs incurred to close a plant in the Asia Pacific region and reorganize the business, $363,000 in tax professional services fees, $232,000 in increased bed debt expense, and $149,000 in increased medical and benefit expenses, in the three months ended December 31, 2019. Foreign currency translation had a $145,000 favorable impact on general and administrative expenses.

Research and development expenses were $2,628,000 and $3,271,000 in the fiscal 2020 and 2019 third quarters ended December 31, 2019 and 2018, respectively. As a percentage of consolidated net sales, research and development expenses were 1.3% and 1.5% in the fiscal 2020 and 2019 three months ended December 31, 2019 and 2018. The reduction in research and development expenses is largely due to lower professional services and other expenses. $70,000 of the decrease in research and development expenses is from sold businesses.

A Net loss on sales of businesses, including impairment in the amount of $15,550,000 was recorded in the nine months ended December 31, 2018 primarily as a result of the company actively pursuing the sale of its Held for Sale Businesses.

Amortization of intangibles was $3,229,000 and $3,701,000 in the fiscal 2020 and 2019 third quarters ended December 31, 2019 and 2018, respectively, with the decrease related to currency and certain intangible assets that are now fully amortized.

Interest and debt expense was $3,423,000 in the third quarters ended December 31, 2019 compared to $4,330,000 in the third quarter ended December 31, 2018 and primarily related to a decrease in interest and debt expense on the Company's Term Loan due to lower average borrowings outstanding during the fiscal 2020 period.

Investment income of $408,000 and investment loss of $82,000 in the third quarters ended December 31, 2019 and 2018, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6.

Income tax expense as a percentage of income from continuing operations before income tax expense was 13% and 134% in the quarters ended December 31, 2019 and December 31, 2018, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the three months ended December 31, 2019, income tax expense as a percentage of income from continuing operations was decreased by 11 percentage points as a result of the utilization of certain foreign tax credits in our fiscal 2019 Federal income tax return filed in January 2020 for which a valuation allowance was previously recorded. These foreign tax credits had been generated by the one-time transition tax related to the Tax Cuts and Jobs Act, finalized in fiscal 2019. As a result, we recognized an income tax benefit of $1,909,000 during the three months ended December 31, 2019 for the reversal of the valuation allowance on the foreign tax credits utilized in the fiscal 2019 Federal income tax return. We continue to maintain a full valuation allowance on the remaining unutilized foreign tax credits.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 22% for fiscal 2020.

Nine Months Ended December 31, 2019 and December 31, 2018

Net sales in fiscal 2020 nine months ended December 31, 2019 were $619,676,000, down $39,873,000 or 6.0% from the fiscal 2019 nine months ended December 31, 2018 net sales of $659,549,000. Net sales were negatively impacted by $29,320,000 due to sales from businesses that were sold in fiscal 2019 and $10,041,000 due to decreased sales volume, offset by price increases which positively impacted sales by $10,336,000. Foreign currency translation unfavorably impacted sales by $10,848,000 for the nine months ended December 31, 2019.

Gross profit in the fiscal 2020 nine months ended December 31, 2019 was $216,977,000, a decrease of $11,975,000 or 5.2% from the fiscal 2019 nine months ended December 31, 2018 gross profit of $228,952,000. Gross profit margin was 35.0% in the fiscal 2020 nine months ended December 31, 2019 compared to 34.7% in fiscal 2019. The decrease in gross profit was due to $6,142,000 in gross profit from sold businesses included in the fiscal 2019 period, $5,750,000 resulting from lower sales volume and unfavorable sales mix, $1,869,000 in decreased productivity net of other cost changes including $2,261,000 of higher medical costs, $1,251,000 in costs incurred to close our Ohio facilities, $1,215,000 in increased tariffs, $322,000 in increased product liability costs, and $263,000 in current year severance costs. These gross profit decreases were offset by $7,875,000 of price increases net of material inflation, $367,000 from an insurance settlement, and $286,000 in STAHL integration costs incurred in the prior year that are classified as cost of products sold. The translation of foreign currencies had a $3,691,000 unfavorable impact on gross profit in the nine months ended December 31, 2019.

Selling expenses were $68,801,000 and $73,940,000 in the nine months ended December 31, 2019 and 2018, respectively. As a percentage of consolidated net sales, selling expenses were 11.1% and 11.2% in the fiscal 2020 and 2019 nine months ended December 31, 2019 and 2018. Selling expense decreased by $1,313,000 from sold businesses, $811,000 in prior year STAHL integration costs that are classified as selling expenses, $550,000 in reduced U.S. warehouse rent expense, and $306,000 lower incentive compensation classified as selling expense, offset by $666,000 in current year severance costs in the in the nine months ended December 31, 2019. Foreign currency translation had a $1,434,000 favorable impact on selling expenses.

General and administrative expenses were $56,713,000 and $61,893,000 in the fiscal fiscal 2020 and 2019 nine months ended December 31, 2019 and 2018, respectively. As a percentage of consolidated net sales, general and administrative expenses decreased to 9.2% in the nine months ended December 31, 2019 from 9.4% in the nine months ended December 31, 2018. The decrease in general and administrative expenses was primarily due to $7,862,000 of lower incentive compensation and stock compensation expense including $1,981,000 in stock compensation expense that was reversed for shares that were forfeited upon the Chief Executive Officer's resignation, $1,340,000 from sold businesses, $809,000 in STAHL integration costs incurred in the prior year that are classified as general and administrative expense, and a $725,000 net reduction in legal costs related to an insurance recovery legal action. The decrease in general and administrative expense was offset by $1,253,000 in costs incurred to close a plant in the Asia Pacific region and reorganize the business, $903,000 in increased bed debt expenses, $844,000 in increased medical and benefit expenses, $425,000 in tax professional services fees, $352,000 in increased environmental costs in the nine months ended December 31, 2019. Foreign currency translation had a $814,000 favorable impact on general and administrative expenses.

Research and development expenses were $8,419,000 and $10,137,000 in the fiscal 2020 and 2019 nine months ended December 31, 2019 and 2018, respectively. As a percentage of consolidated net sales, research and development expenses were 1.4% and 1.5% in the fiscal 2020 and 2019 nine months ended December 31, 2019 and 2018. The reduction in research and development expenses is largely due to lower professional services and other expenses. $277,000 of the decrease in research and development expenses is from sold businesses.

A Net loss on sales of businesses, including impairment in the amount of $176,000 was recorded in the nine months ended December 31, 2019 primarily as a result of a final working capital adjustment. A held for sale impairment in the amount of $26,650,000 was recorded in the nine months ended December 31, 2018 as a result of the company actively pursuing the sale of its Held for Sale Businesses.

Amortization of intangibles was $9,708,000 and $11,358,000 in the fiscal 2020 and 2019 nine months ended December 31, 2019 and 2018, with the decrease related to currency and certain intangible assets that are now fully amortized.

Interest and debt expense was $11,034,000 in the nine months ended December 31, 2019 compared to $13,185,000 in the nine months ended December 31, 2018 and primarily related to a decrease in interest and debt expense on the Company's Term Loan due to lower average borrowings outstanding during the fiscal 2020 period.

Investment income of $939,000 and $297,000 in the nine months ended December 31, 2019 and 2018, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6.

Income tax expense as a percentage of income from continuing operations before income tax expense was 20% and 29% in the nine months ended December 31, 2019 and December 31, 2018, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the nine months ended December 31, 2019, income tax expense as a percentage of income from continuing operations was decreased by 3 percentage points as a result of the utilization of certain foreign tax credits in our fiscal 2019 Federal income tax return filed in January 2020 for which a valuation allowance was previously recorded. These foreign tax credits had been generated by the one-time transition tax related to the Tax Cuts and Jobs Act, finalized in fiscal 2019. As a result, we recognized an income tax benefit of $1,909,000 during the three months ended December 31, 2019 for the reversal of the valuation allowance on the foreign tax credits utilized in the fiscal 2019 Federal income tax return. We continue to maintain a full valuation allowance on the remaining unutilized foreign tax credits.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 22% for fiscal 2020.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $84,264,000 at December 31, 2019, an increase of $12,921,000 from the March 31, 2019 balance of $71,343,000.

Cash flow from operating activities

Net cash provided by operating activities was $70,252,000 for the nine months ended December 31, 2019 compared with net cash provided by operating activities of $53,796,000 for the nine months ended December 31, 2018. Net income of $50,428,000, non-cash adjustments to net income of $34,240,000, a decrease in inventory of $10,870,000, and a decrease in trade accounts receivable of $3,989,000 contributed to the increase in cash provided by operating activities for the the nine months ended December 31, 2019. This increase in cash was offset by a decrease in decrease in trade accounts payable of $3,013,000 and accrued expenses and non-current liabilities of $23,764,000. The decrease in accrued expenses and non-current liabilities primarily consists of the fiscal 2019 annual incentive plan payments offset by fiscal 2020 incentive plan accruals, $7,075,000 in U.S. pension plan contributions paid, and $6,636,000 in cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended December 31, 2019.

The net cash provided by operating activities for the nine months ended December 31, 2018 primarily consisted of net income of $22,836,000 and non-cash adjustments to net income of $55,786,000. This was offset by an increase in inventory of $13,043,000, an increase in trade accounts receivable of $1,407,000, a decrease in trade accounts payable of $5,330,000, and a decrease in accrued expenses and non-current liabilities of $5,175,000. The increase in inventory was due to company initiatives to improve inventory availability and the net decrease in non-current liabilities was largely due to U.S. pension plan contributions of $5,625,000.

Cash flow from investing activities

Net cash used for investing activities was $6,977,000 for the nine months ended December 31, 2019 compared with net cash used by investing activities of $1,848,000 for the nine months ended December 31, 2018. The most significant use of cash used by investing activities in the fiscal 2020 period was $6,761,000 in capital expenditures

The net cash used by investing activities for the nine months ended December 31, 2018 was primarily $7,236,000 in capital expenditures offset by $5,103,000 in cash received from the sale of the Tire Shredder business which was used to make additional principal payments on out Term Loan.

Cash flow from financing activities

Net cash used for financing activities was $50,431,000 for the nine months ended December 31, 2019 compared with net cash used for financing activities of $51,768,000 for the nine months ended December 31, 2018. The most significant uses of cash were $50,000,000 in repayments on our Term Loan and dividends paid in the amount of $4,245,000, offset by $3,814,000 in net inflows from stock related transactions, which includes proceeds of $4,457,000 from stock options exercised.

The most significant uses of cash for the nine months ended December 31, 2018 were $50,051,000 in repayments on our Term Loan and dividends paid in the amount of $3,484,000 offset by $1,767,000 in net inflows from stock related transactions.

We believe that our cash on hand, cash flows, and borrowing capacity under our Facilities will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of December 31, 2019, $60,055,000 of cash and cash equivalents were held by foreign subsidiaries.

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

The outstanding principal balance of the Term Loan was $260,463,000 as of December 31, 2019. The Company repaid $20,000,000, which included $1,113,000 of required principal payments and $18,887,000 of additional principal payments, on the Term Loan during the three months ended December 31, 2019. During the nine months ended December 31, 2019 the Company repaid $50,000,000, which included $3,339,000 of required principal payments and $46,661,000 of additional principal payments, on the Term Loan. The Company is obligated to make $4,450,000 of principal payments over the next 12 months, however, it plans to pay down $65,000,000 in total. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $16,057,000 in outstanding letters of credit issued against the Revolver as of December 31, 2019. The outstanding letters of credit as of December 31, 2019 consisted of $343,000 in commercial letters of credit and $15,714,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of December 31, 2019 and March 31, 2019. The accumulated amortization balances were $6,121,000 and $4,547,000 as of December 31, 2019 and March 31, 2019, respectively.

The gross balance of deferred financing costs associated with the Revolver is $2,789,000 as of December 31, 2019 and March 31, 2019, which is included in other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $1,627,000 and $1,209,000 as of December 31, 2019 and March 31, 2019, respectively.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2019, unsecured credit lines totaled approximately $2,466,000, of which $0 was drawn. In addition, unsecured lines of $14,319,000 were available for bank guarantees issued in the normal course of business of which $10,134,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2019 and December 31, 2018 were $6,761,000 and $7,236,000, respectively. We expect capital expenditures for fiscal 2020 to range from approximately $10,000,000 to $12,000,000, excluding acquisitions and strategic alliances.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have two reporting units, the Duff Norton reporting unit and the Rest of Products reporting unit, which have goodwill totaling $9,611,000 and $313,155,000, respectively, at December 31, 2019.

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

Item 4.    Controls and Procedures

As of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2019 10-K for the year ended March 31, 2019 other than the following which has been added:

Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The interest rate on the Company’s Term Loan and Revolver have a variable component that is based on LIBOR. It is unclear whether new methods of calculating LIBOR will be established if it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. In the future, we may need to renegotiate our Term Loan and Revolver or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2019 formatted in iXBRL, as follows:

(i) Condensed Consolidated Balance Sheets December 31, 2019 and March 31, 2019;

(ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018

(iii) Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2019 and 2018

(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018;

(v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2019 and 2018

(vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	February 4, 2020	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)