Form 10-K
period 2020-03-31
COLUMBUS MCKINNON CORP
filed 2020-05-27
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended March 31, 2020

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2019 (the second fiscal quarter in which this Form 10-K relates) was approximately $859 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 22, 2020 was 23,786,363 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2020 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2020 Annual Report on Form 10-K

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, including the impact of the COVID-19 pandemic, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under “Risk Factors.” We use words like “will,”  “may,”  “should,” “plan,”  “believe,”  “expect,” “anticipate,” “intend,” “future” and other similar expressions to identify forward looking statements.  These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

PART I

Item 1.        Business

General

Columbus McKinnon is a leading worldwide designer, manufacturer and marketer of motion control products, technologies, automated systems and services that efficiently and ergonomically move, lift, position and secure materials. Key products include hoists, crane components, actuators, rigging tools, light rail workstations, and digital power and motion control systems. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how. Our products are used for mission critical industrial applications where we have established trusted brands with significant customer retention. Our targeted market verticals include general industrial, construction and infrastructure, mining, oil & gas, energy, aerospace, transportation, automotive, heavy equipment manufacturing and entertainment.

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

Our Blueprint for Growth Strategy is a three-phased strategy to increase the earnings power of the Company and transform us into a growth-oriented industrial technology company. The goal of our strategy is to increase our earnings power and expand EBITDA margins, as well as improve our Return on Invested Capital. Phase I, which began early in fiscal 2018, was focused on attaining operational control and instilling a performance-based culture to drive results.

We completed Phase I during fiscal 2018. In doing so, we believe we grew market share in the U.S. and achieved $6 million of synergies related to the STAHL acquisition. In addition, we introduced several new products incorporating smart hoist technologies and repaid $60 million of our long-term debt.

We began Phase II of the strategy in November 2017. This phase utilizes our 80/20 process which focuses on business simplification, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Investment in R&D will advance our smart hoist technology and enhance our customers’ digital experience so we can capitalize on the automation megatrend. Research and development costs were $11,310,000, $13,491,000, and $13,617,000 in fiscal years 2020, 2019, and 2018, respectively.

In addition to restructuring our organization to simplify our business, we identified three businesses in our portfolio that were not a fit with our product offerings and strategy. By March 2019, the Company had completed the divestiture of these three businesses. The Tire Shredder business was sold in December 2018. The remaining two businesses, which were sold in February 2019, included Crane Equipment and Service, Inc. and Stahlhammer Bommern GmbH. During fiscal 2020, the Company reduced its manufacturing footprint by completing the closure of one manufacturing facility in Ohio and began consolidation of its remaining facility in Ohio into our remaining U.S. facilities. Similarly, one of our manufacturing facilities in China was closed during fiscal 2020 and its operations were consolidated into our other manufacturing facility in China.

Phase III of the strategy is centered on evolving the business model including optimizing our current product portfolio as well as pursuing acquisitions to advance our transformation into a leading industrial technology company. Our acquisitions of Magnetek, Inc. and STAHL and our efforts to leverage their technology are well aligned with our transformation efforts. We have demonstrated our ability to acquire companies and achieve significant synergies and growth. As we begin Phase III of our strategy, we will look for acquisitions that advance our position as a “lifting specialist” or further our technology in “smart movement”.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in industrial capacity utilization, industrial production, and general economic activity indicators, like GDP growth. Both U.S. and Eurozone capacity utilization are leading market indicators for our Company. Like many global companies, we are being affected by the Novel Coronavirus ("COVID-19"). While the severity and duration of this global pandemic is not known at this time, we are seeking to take all appropriate measures to protect the cash flow and liquidity of the Company. This includes reducing our cost base, reducing working capital needs, and reducing capital expenditures. We have a flexible capital structure composed of a Credit Agreement that includes a Term Loan that requires quarterly principal payments of $1.1 million, and a $100 million Revolving Credit Facility ("Revolver"). Under the Credit Agreement, in addition to other affirmative and negative covenants, we have a financial covenant whereby the total net leverage ratio cannot exceed 3.00: 1.00 and is only tested at the end of the relevant reference period (quarter end) when the Revolver is outstanding. While the Revolver was undrawn as of March 31, 2020 and did not apply, had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions. Subsequent to March 31, 2020, the Company drew $25 million from the Revolver for liquidity and working capital purposes, demonstrating that it has a supportive bank group.

Business Description

ASC Topic 280 “Segment Reporting” establishes the standards for reporting information about operating segments in financial statements. We provide our products and services through one operating and reportable segment.

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; and below-the-hook special purpose lifters; power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors and to a lesser extent, directly to end-users. Our STAHL subsidiary brings market leadership with independent crane builders and EPC firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy-duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater, and sporting venues.

Products

Of our fiscal 2020 sales, $442,623,000, or 55%, were U.S. and $366,539,000 or 45% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2020 and 2019:

	Fiscal Years Ended March 31,
	2020	2019
Hoists	64%	62%
Chain and rigging tools	9	10
Digital power control and delivery systems	12	11
Actuators and rotary unions	10	9
Industrial cranes	2	4
Elevator application drive systems	3	3
Other	—	1
	100%	100%

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

Service-After-Sale Distribution Channel -  Service-after-sale distributors include our authorized network of 23 chain repair service stations and over 227 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Independent Crane Builders and Engineering Procurement and Construction ("EPC") firms -  In addition to the Distribution Channels mentioned above, we sell explosion-protected hoists and custom engineered non-standard hoists to independent crane builders and EPC firms. Independent crane builders are lifting solution developers and final crane assemblers that source hoists as components. EPC firms are responsible for project management or construction management of production facilities that purchase lifting solutions from crane and hoist builders.

Backlog

Our backlog of orders at March 31, 2020 was approximately $131,030,000 compared to approximately $161,456,000 at March 31, 2019. The decrease is a result of declining industrial markets globally due to COVID-19 and changing foreign currency rates. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog can reflect the project-oriented nature of certain aspects of our business.

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

We believe we have leading U.S. market share in various products categories including hoists, trolleys and components, AC and DC material handling drives, screw jacks, and elevator DC drives. These product categories represent 66% of our U.S. net sales.

Major competitors for hoists are Konecranes, which acquired Terex's Material Handling and Port Solutions business segment, and Kito (and its U.S. subsidiary Harrington); for chain are Campbell Chain, Peerless Chain Company (acquired by Kito), and American Chain and Cable Company; for digital power control systems are Konecranes, Power Electronics International, Inc., Cattron Group International (a division of Harbor Group), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Emerson Electric), OMRON Corporation, KEB GmbH, and Fujitec; for forged attachments are The Crosby Group and Brewer Tichner Company; and for actuators and rotary unions are Deublin, Joyce-Dayton, and Nook Industries.

Employees

At March 31, 2020, we had 2,997 employees globally. Approximately 8% of our employees are represented under three separate U.S. collective bargaining agreements which expire April 2021, May 2021, and September 2021. We also have various labor agreements with our non-U.S. employees which we negotiate from time to time. We have good relationships with our employees and positive, productive relationships with our unions. The risk of employee or union led disruption in production is remote.

Raw Materials and Components

Our principal raw materials and components are steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources.  We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our global purchasing group to take advantage of volume discounts. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral. In addition, as a result of the recent trade tariff actions with China, the Company determined its fiscal 2020 exposure for tariffs to be approximately $2,500,000 which resulted in increased cost of products sold. The Company is monitoring the impact of tariffs and is actively working to mitigate this impact through material productivity actions and pricing strategies. For all other raw materials and components, our ability to pass on these increases is determined by market conditions.  Although raw materials and some components (such as motors, bearings, gear reducers, steel and aluminum enclosures and wire harnesses, castings, electro-mechanical components, and standard variable drives) are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. The DEP then requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has implemented the work plan and has recorded a liability of $352,000 as of March 31, 2020 related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, we have accrued as of March 31, 2020 a total of $1,143,000 which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking.  Magnetek intends to continue to vigorously prosecute its declaratory judgment action and to defend against Monsanto’s action against it.  As of March 31, 2020, the Company has recorded $100,000 for legal costs related to this matter. We cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional costs related to such matters, if any, will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Available Information

Our internet address is www.columbusmckinnon.com.  We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.    Risk Factors

Columbus McKinnon is subject to a number of risk factors that could negatively affect our results from business operations or cause actual results to differ materially from those projected or indicated in any forward-looking statement.  Such factors include, but are not limited to, the following:

Adverse changes in global economic conditions may negatively affect our industry, business, and results of operations.

Our industry is affected by changes in economic conditions outside our control, which can result in a general decrease in product demand from our customers. Such economic developments, like Brexit or the China trade wars, may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to maintain our revenue and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenue as a result of decreased demand may also reduce our planned growth and otherwise hinder our ability to improve our performance in connection with our long-term strategy.

The risk related to Novel Coronavirus ("COVID-19") could adversely affect our business.

Our business has been and may continue to be materially and adversely impacted by the effects of the COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments will cause disruption to our domestic and international operations and sales activities. The continued operation of our facilities is subject to local laws and regulations. While all of our facilities have been deemed essential under applicable law there is no guarantee this will continue. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing operations or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could adversely affect our business, operations, and customer relationships. In addition, the COVID-19 or other disease outbreaks will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. In addition, a prolonged disruption from COVID-19 could result in a requirement to record additional reserves against accounts receivable and inventories and impairments of goodwill, intangible assets, and other long lived assets which could have a material impact on our results of operations. There can be no assurance that any decrease in sales resulting from the COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows.

Changes in the method of determining the London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.

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

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2020, approximately 45% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing components in lower cost countries, such as China, Mexico, and Hungary. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of internet technology adoption and infrastructure and our ability to enforce contracts and our intellectual property rights in foreign jurisdictions. Additionally, there are risks associated with fundamental changes to international markets, such as those that may occur as a result of the United Kingdom's withdrawal from the European Union ("Brexit"). Brexit may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets, which we may be unable to effectively manage.
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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2020 consolidated financial statements included in Item 8 of this Form 10-K.

As indicated above, our self-insurance coverage is provided through our captive insurance subsidiary. The reserves of our captive insurance subsidiary are subject to periodic adjustments based upon actuarial evaluations, which adjustments impact our overall results of operations. These periodic adjustments can be favorable or unfavorable.

We are subject to currency fluctuations from our sales outside the U.S.

Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $366,539,000 in our fiscal year ended March 31, 2020) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

Our future operating results may be affected by price fluctuations and trade tariffs on steel, aluminum, and other raw materials purchased to manufacture our products. We may not be able to pass on increases in raw material costs to our customers.

The primary raw materials used in our chain, forging and crane building operations are steel, aluminum, and other raw materials such as motors, electrical and electronic components, castings and machined parts and components. These industries are highly cyclical and at times pricing and availability can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs, and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices and trade tariffs, competitive conditions will determine how much of the price increases we can pass on to our customers. In the future, to the extent we are unable to pass on any steel, aluminum, or other raw material price increases to our customers, our profitability could be adversely affected.

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

Our revolving credit facility and Term Loan contain a financial leverage covenant and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage covenant in our bank credit facility. Other material adverse changes in our business could also cause us to be in default of our debt covenants. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our indebtedness.

Our business operations may be adversely affected by information systems interruptions or intrusion.

We depend on various information technologies throughout our company to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Mark D. Morelli, our former President and CEO, resigned effective January 10, 2020. Our employment agreement with Mr. Morelli was terminated on January 10, 2020 in connection with his resignation. The Board of Directors began an external search for his replacement. Subsequent to his resignation, Richard H. Fleming, Chairman of the Board, was named Interim CEO until a replacement is hired. On May 14, 2020, the Company announced that David J. Wilson has been named President and CEO effective June 1, 2020. The Company has entered into an Employment Agreement and Change in Control agreement with Mr. Wilson which was filed on Form 8-K on May 14, 2020. During the CEO transition, the Company has continued to execute its Blueprint for Growth Strategy and expects to do so going forward.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Getzville, New York (an owned property) and, as of March 31, 2020, conducted our principal manufacturing at the following facilities:

	Location	Products/Operations	Square Footage	Owned or Leased
1	Kunzelsau, Germany	Hoists	345,000	Leased
2	Wadesboro, NC	Hoists	180,000	Owned
3	Lexington, TN	Chain	164,000	Owned
4	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
5	Menomonee Falls, WI	Power control systems	144,000	Leased
	Tennessee forging operation:
6	Chattanooga, TN	Forged attachments	81,000	Owned
7	Chattanooga, TN	Forged attachments	59,000	Owned
8	Wuppertal, Germany	Hoists	124,000	Leased
9	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
10	Damascus, VA	Hoists	97,000	Owned
11	Hangzhou, China	Hoists	82,000	Owned
12	Brighton, MI	Overhead light rail workstations	71,000	Leased
13	Chester, England	Plate clamps	56,000	Owned
14	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
15	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
16	Romeny-sur-Marne, France	Rotary unions	22,000	Owned

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

Item 3.        Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly owned New York State captive insurance subsidiary of which we are the sole policy holder.  The per occurrence limits on the self-insurance for general and product liability coverage were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter.  In addition to the per occurrence limits, our coverage is also subject to an annual aggregate limit, applicable to losses only.  These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2020.  We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

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

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has been engaged in a legal action against the insurance carriers for those policies to recover past expenses and future costs incurred. In March of fiscal 2020, the Company came to a tentative agreement with the insurance carriers to settle its case against them for recovery of past and cost-sharing for future asbestos-related legal defense costs. The settlement is subject to mutual agreement of the terms and conditions in a coverage in place agreement.  The terms of the tentative settlement require the carriers to pay gross defense costs prior to retro-premiums of 65% for future asbestos-related defense costs subject to an annual cap of $1,650,000 for claims covered by the tentative settlement. In addition, a payout of approximately $2,650,000 is expected to be received for past defense costs which will be reduced by contingent legal costs. Further, it is expected that the insurance carriers will accept coverage for indemnity on all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2020. The settlement is expected to be finalized in fiscal 2021. Prior to the settlement agreement, during fiscal 2020 and fiscal 2019, the Company received settlement payments of $381,000 and $484,000, respectively, net of legal fees related to the insurance recovery, from its insurance carriers as partial reimbursement for asbestos-related expenses.  These partial payments have been recorded as gains in cost of products sold.

See Note 16 to our March 31, 2020 consolidated financial statements for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2020, there were 354 holders of record of our common stock.

During fiscal 2020, the Company declared quarterly cash dividends totaling $5,690,000. On March 24, 2020, the Company's Board of Directors declared regular quarterly dividends of $0.06 per common share. The dividend was paid on May 14, 2020 to shareholders of record on May 4, 2020 and totaled approximately $1,430,000.

Our current credit agreement allows the declaration of dividends, but limits our ability to pay dividends.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2015 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$200
$150
$100
$50
$0
3/15
3/16
3/17
3/18
3/19
3/20
Columbus McKinnon Corporation
S&P Smallcap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Selected Financial Data

The consolidated balance sheets as of March 31, 2020 and 2019, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years ended March 31, 2020 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	(In million's, except per share data)
	2020	2019	2018	2017 (4)	2016
Statements of Operations Data:
Net sales	$809.2	$876.3	$839.4	$637.1	$597.1
Cost of products sold (1)	526.0	571.3	554.4	444.2	411.5
Gross profit	283.2	305.0	285.0	192.9	185.6
Selling expenses	91.1	97.9	102.0	77.3	72.9
General and administrative expenses (1) (2)	77.9	83.6	85.6	72.1	62.9
Research and development expenses (2)	11.3	13.5	13.6	10.5	7.4
Impairment of intangible asset	—	—	—	1.1	—
Net loss on sales of businesses, including impairment	0.2	25.7	—	—	—
Amortization of intangibles	12.9	14.9	15.6	8.1	5.0
Income (loss) from operations	89.8	69.4	68.2	23.8	37.4
Interest and debt expense	14.2	17.1	19.7	11.0	7.9
Cost of debt refinancing	—	—	—	1.3	—
Other (income) and expense, net (1)	(1.6)	(0.6)	(1.2)	(1.5)	(2.1)
Income (loss) before income taxes	77.2	52.9	49.7	13.0	31.6
Income tax expense (benefit)	17.5	10.3	27.6	4.0	12.0
Net income (loss)	$59.7	$42.6	$22.1	$9.0	$19.6

Basic earnings (loss) per share	$2.53	$1.83	$0.97	$0.44	$0.98
Diluted earnings (loss) per share	$2.50	$1.80	$0.95	$0.43	$0.96
Weighted average shares outstanding – basic	23.6	23.3	22.8	20.6	20.1
Weighted average shares outstanding – assuming dilution	23.9	23.7	23.3	20.9	20.3

Balance Sheet Data (at end of period):
Total assets (5)	$1,093.3	$1,061.6	$1,142.4	$1,113.8	$772.9
Total debt (3)	251.3	300.3	363.3	421.3	267.6
Total debt, net of cash and cash equivalents	136.9	229.2	300.3	343.7	216.0
Total shareholders’ equity	463.6	431.2	408.2	341.4	286.3

Other Data:
Net cash provided by operating activities	106.8	79.5	69.7	60.5	52.6
Net cash provided by (used in) investing activities	(10.0)	2.5	(32.6)	(224.0)	(203.2)
Net cash provided by (used in) financing activities	(51.6)	(67.8)	(59.5)	190.7	137.0
Capital expenditures	(9.4)	(12.3)	(14.5)	(14.4)	(22.3)

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

(3)	Total debt includes all debt, including the current portion, notes payable, term loan, and subordinated debt.

(4)	The Company acquired STAHL in fiscal 2017 which was deemed to be a significant acquisition.

(5)	Beginning in fiscal 2020, the Company recorded a $38,125,000 right-of-use lease asset in adopting ASU No. 2016-02, "Leases (Topic 842)."

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 145-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. In accordance with our Blueprint for Growth Strategy, we are simplifying the business utilizing our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Shareholder value will be enhanced by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 45% derived from customers outside the U.S. for the year ended March 31, 2020. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

From a strategic perspective, we are leveraging our recent acquisitions and investing in new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments, actuators, and digital power and motion control systems for the material handling industry. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including general industrial, utility, energy, automotive, heavy OEM, entertainment, and construction and infrastructure.

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

We continuously monitor market prices of steel. We purchase approximately $25,000,000 to $30,000,000 of steel annually in a variety of forms including rod, wire, bar, structural, and other forms of steel. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral. However, as a result of the recent trade tariff actions with China, the Company determined its fiscal 2020 exposure for tariffs to be approximately $2,500,000 which resulted in increased cost of products sold. The Company is monitoring the impact of tariffs and is actively working to mitigate this impact through material productivity actions and pricing strategies.

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

Like many global companies, we are being affected by COVID-19. While the severity and duration of this global pandemic is not known at this time, we are seeking to take all appropriate measures to protect the cash flow and liquidity of the Company. This includes reducing our cost base, reducing working capital needs, and reducing capital expenditures. We have a flexible capital structure composed of a Credit Agreement that includes a Term Loan that requires quarterly principal payments of $1.1 million and a $100 million Revolver. Subsequent to March 31, 2020, the Company drew $25 million from the Revolver for liquidity and working capital purposes demonstrating it has a strong, supportive bank group.

RESULTS OF OPERATIONS

Fiscal 2020 Compared to 2019

Fiscal 2020 sales were $809,162,000, a decrease of 7.7%, or $67,120,000 compared with fiscal 2019 sales of $876,282,000. Sales for the year were negatively impacted by $34,195,000 in sales in the previous year from sold businesses and $32,951,000 in decreased sales volume, offset by $13,169,000 in price increases.  Unfavorable foreign currency translation decreased sales by $13,143,000.

Our gross profit was $283,186,000 and $304,997,000 or 35.0% and 34.8% of net sales in fiscal 2020 and 2019, respectively.  The fiscal 2020 decrease in gross profit of $21,811,000 or 7.2% is the result of $14,069,000 in decreased volume, $7,053,000 in gross profit from sold businesses, $3,461,000 in decreased productivity and unfavorable manufacturing costs, $1,327,000 in costs incurred to consolidate the Salem and Lisbon Ohio facilities, $778,000 in increased tariffs, $751,000 in increased severance costs, and $622,000 in increased product liability costs. These decreases were offset by $10,338,000 of price increases net of material inflation and $382,000 received from insurance settlement. The translation of foreign currencies had a $4,470,000 unfavorable impact on gross profit for the year ended March 31, 2020.

Selling expenses were $91,054,000 and $97,925,000, or 11.3% and 11.2% of net sales in fiscal years 2020 and 2019. Selling expenses were lower as a result of $1,468,000 incurred in fiscal 2020 related to sold businesses. In addition, we had $804,000 in lower advertising expenses,$550,000 in reduced U.S. warehouse rent expense, $331,000 lower incentive compensation, and $453,000 in costs incurred to consolidate the Salem and Lisbon Ohio facilities classified as selling expense. These decreases were offset by $299,000 in current year severance costs. Additionally, foreign currency translation had a $1,765,000 favorable impact on selling expenses. The remainder of the decrease is due to lower sales volume.

General and administrative expenses were $77,880,000 and $83,567,000 or 9.6% and 9.5% of net sales in fiscal 2020 and 2019, respectively. The fiscal 2020 decrease in general and administrative expenses was primarily due to $7,540,000 of lower incentive compensation and stock compensation expense including $1,981,000 in stock compensation expense that was reversed in the third quarter of fiscal 2020 for shares that were forfeited upon our Chief Executive Officer's resignation, $1,564,000 from sold businesses, and a $697,000 net reduction in legal costs related to an insurance recovery legal action. The decrease in general and administrative expense was partially offset by $1,528,000 in increased bed debt expenses, $1,455,000 in costs incurred to close a plant in the Asia Pacific region and reorganize the business, $635,000 in tax professional services fees primarily related to a legal entity restructuring, $624,000 in increased medical and benefit expenses, $436,000 of occupancy costs for our center of excellence in North Carolina, and $352,000 in increased environmental costs. Foreign currency translation had a $1,036,000 favorable impact on general and administrative expenses.

Research and development expenses were $11,310,000 and $13,491,000 in fiscal 2020 and 2019, respectively. As a percentage of consolidated net sales, research and development expenses were 1.4% and 1.5% in fiscal 2020 and 2019. The reduction in research and development expenses is largely due to lower professional services and other expenses. $277,000 of the decrease in research and development expenses is from sold businesses.

A Net loss on sales of businesses, including impairment in the amount of $176,000 was recorded as a result of a final working capital adjustment in the year ended March 31, 2020 from businesses that were sold in fiscal 2019.

Amortization of intangibles remained relatively consistent at $12,942,000 and $14,900,000 in fiscal 2020 and 2019, respectively. The decrease is primarily related to foreign currency translation.

Interest and debt expense was $14,234,000 and $17,144,000 in fiscal 2020 and 2019, respectively, and primarily related to a decrease in interest and debt expense on the Company's Term Loan due to lower average borrowings outstanding during the fiscal 2020 period.

Investment income of $891,000 and $727,000, in fiscal 2020 and 2019, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7.

Foreign currency exchange resulted in a gain of $1,514,000 and loss of $843,000 in fiscal 2020 and 2019, respectively, as a result of foreign currency volatility related to foreign currency denominated sales and purchases and intercompany debt.

Other expense was $839,000 in fiscal 2020 and other income was $716,000 in fiscal 2019. This includes components of pension expense (all except service costs, described in Note 13) and various non-operating income and expense related activities.

Income tax expense as a percentage of income from continuing operations before income tax expense was 22.7% and 19.5% in fiscal 2020 and 2019, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

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

Selling expenses were $97,925,000 and $101,956,000 or 11.2% and 12.1% of net sales in fiscal years 2019 and 2018. Selling expenses from sold businesses decreased selling expenses by $346,000 in fiscal 2019. Additionally, foreign currency translation had a $1,016,000 favorable impact on selling expenses. The remaining decrease is largely due to lower warehouse and personnel costs.

General and administrative expenses were $83,567,000 and $85,605,000 or 9.5% and 10.2% of net sales in fiscal 2019 and 2018, respectively. The fiscal 2019 decrease was due to a $7,031,000 net reduction of STAHL integration costs that are classified as general and administrative expense, a $1,666,000 net decrease in legal costs for an insurance recovery legal action, a $300,000 net reduction in legal costs for a former subsidiary of Magnetek involved in a litigation matter, and $619,000 in debt repricing fees incurred in the prior year. These decreases were offset by higher incentive compensation and stock compensation expense of $1,347,000, $2,317,000 in costs incurred to execute the Company's Blueprint for Growth Strategy, and increased environmental remediation accruals of $585,000. The remaining increases in general and administrative expenses relates to investments in various initiatives and general inflation. Foreign currency translation had a $495,000 favorable impact on general and administrative expenses.

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

Interest and debt expense was $17,144,000 and $19,733,000 in fiscal 2019 and 2018, respectively, and primarily related to a decrease in interest and debt expense on the Company's Term Loan due to a lower average borrowings outstanding during the fiscal 2019 period.

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

Income tax expense as a percentage of income from continuing operations before income tax expense was 19.5% and 55.6% in fiscal 2019 and 2018, respectively. These percentages vary from the U.S. statutory rate primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The effective tax rate for fiscal 2019 was affected favorably by 6.2 percentage points by certain favorable permanent adjustments, including generation and utilization of certain foreign tan credits, and by 2.8 percentage points by the reduction of the Company's one-time transition tax on earnings of certain foreign subsidiaries to zero. These favorable effects were offset unfavorably by 7.6 percentage points related to certain non-deductible losses on the sale of businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $114,700,000, $71,343,000, and $63,565,000 at March 31, 2020, 2019, and 2018, respectively.

Cash flow from operating activities

Net cash provided by operating activities was $106,795,000, $79,499,000, and $69,661,000 in fiscal 2020, 2019, and 2018, respectively. In fiscal 2020, net income of $59,672,000 and non-cash adjustments to net income of $51,188,000 contributed the most to cash provided by operating activities as well as a decrease in inventory of $15,752,000, an increase in trade accounts payable of $8,110,000, and a decrease in trade accounts receivable of $2,899,000. The increase in cash was partially offset by a decrease in accrued expenses and non-current liabilities of $27,693,000. The decrease in inventory is due to the Company's initiatives to increase cash flow and improve inventory turns. The decrease in accrued expenses and non-current liabilities primarily consists of the fiscal 2019 annual incentive plan payments offset by fiscal 2020 incentive plan accruals, $10,967,000 in pension plan contributions, and $8,593,000 in cash paid for amounts included in the measurement of operating lease liabilities.

In fiscal 2019, net income of $42,577,000 and non-cash adjustments to net income of $66,436,000 contributed the most to cash provided by operating activities as well as an increase in trade accounts payable of $3,881,000. The increase in cash was offset by an increase in inventory of $15,411,000, an increase in trade accounts receivable of $11,328,000, and a decrease in accrued expenses and non-current liabilities of $6,759,000. The increase in inventory is due to the Company's initiatives to improve inventory availability. The net decrease in non-current liabilities is largely due to pension plan contributions of $11,018,000.

Cash flow from investing activities

Net cash (used) provided by investing activities was $(9,962,000), $2,486,000, and $(32,592,000) in fiscal 2020, 2019, and 2018, respectively. In fiscal 2020, the most significant use of cash in investing activities was $9,432,000 in capital expenditures followed by $367,000 in net cash purchases of marketable equity securities.

In fiscal 2019, the most significant source of cash provided by investing activities was $14,230,000 in cash received from the Sold Businesses, offset by $12,288,000 in capital expenditures. The Company also received $662,000 in net cash proceeds from the sale of marketable equity securities.

Cash flow from by financing activities

Net cash used by financing activities was $51,551,000, $67,778,000, and $59,502,000 in fiscal 2020, 2019, and 2018, respectively. In fiscal 2020, the most significant uses of cash were $51,113,000 in repayments on our Term Loan and dividends paid in the amount $5,670,000, offset by $5,232,000 in net inflows from stock related transactions, which includes proceeds of $6,000,000 from stock options exercised.

In fiscal 2019, the most significant uses of cash were $65,088,000 in repayments on our Term Loan and dividends paid in the amount of $4,652,000, offset by $1,962,000 in net inflows from stock related transactions, which included proceeds of $4,152,000 from stock options exercised.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restriction exists in accessing cash held by our non-U.S. subsidiaries.  As of March 31, 2020, $69,360,000 of cash and cash equivalents were held by foreign subsidiaries.

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2020 the Company has not drawn from the Revolver.

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

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2020 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions as of March 31, 2020 and 2019.

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

The outstanding balance of the Term Loan was $259,350,000 and $310,463,000 as of March 31, 2020 and 2019, respectively. The Company made $51,113,000 of principal payments on the Term Loan during fiscal 2020 and $65,000,000 of principal payments on the Term Loan during fiscal 2019 which is more than the minimum required principal payment the Company is obligated to make. In response to COVID-19 the Company is seeking to take all appropriate measures to protect the cash flow and liquidity of the Company and plans to make minimum required principal payments of $4,450,000 over the next 12 months. As such, only the required principal amount has been recorded within the current portion of long-term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the Revolving Credit Facility and $16,752,000 outstanding letters of credit as of March 31, 2020. The outstanding letters of credit at March 31, 2020 consisted of $898,000 in commercial letters of credit and $15,854,000 of standby letters of credit. Subsequent to March 31, 2020, the Company drew $25,000,000 from the Revolver for liquidity and working capital purposes demonstrating it has a supportive bank group.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2020 and 2019. The accumulated amortization balances were $6,645,000 and $4,547,000 as of March 31, 2020 and 2019, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is included in Other assets is $2,789,000 as of March 31, 2020 and March 31, 2019. The accumulated amortization balance is $1,766,000 and $1,209,000 as of March 31, 2020 and March 31, 2019 respectively. These balances are classified in Other assets since no funds were drawn on the Revolving Credit Facility in fiscal 2020 and 2019.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2020, unsecured credit lines totaled approximately $2,428,000, of which $0 was drawn. In addition, unsecured lines of $14,160,000 were available for bank guarantees issued in the normal course of business of which $9,958,000 was utilized.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2020, by period of estimated payments due:

	Total	Fiscal 2021	Fiscal 2022- Fiscal 2023	Fiscal 2024- Fiscal 2025	More Than Five Years
Long-term debt obligations (a)	$259.4	$4.5	$8.9	$246.0	$—
Operating lease obligations (b)	43.9	8.3	14.6	8.9	12.1
Purchase obligations (c)	—	—	—	—	—
Interest obligations (d)	40.8	10.4	20.3	10.1	—
Letter of credit obligations	16.8	14.4	2.4	—	—
Bank guarantees	10.0	10.0	—	—	—
Uncertain tax positions	0.2	0.2	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	195.9	—	70.7	60.4	64.8
Total	$567.0	$47.8	$116.9	$325.4	$76.9

(a)	As described in Note 12 to consolidated financial statements. Subsequent to March 31, 2020, the Company drew $25 million from the Revolver.

(b)	As described in Note 18 to consolidated financial statements.

(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our cancelable open purchase orders to be executed in the normal course of business approximate $78 million.

(d)
Estimated for our Term Loan and Revolving Credit Facility and interest rate swaps as described in Note 10 and Note 12 to our consolidated financial statements. Calculated using a Eurocurrency rate of 1.45% plus an applicable margin of 2.50%.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, and enhance safety. Our capital expenditures for fiscal 2020, 2019, and 2018 were $9,432,000, $12,288,000, and $14,515,000 respectively. Excluded from fiscal 2020 capital expenditures is $365,000, $227,000, and $0 in property, plant and equipment purchases included in accounts payable at March 31, 2020, 2019, and 2018, respectively. We expect capital expenditure spending in fiscal 2021 of approximately $15,000,000, excluding acquisitions and strategic alliances.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $319,679,000 as of March 31, 2020 is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). The Company has two reporting units, both of which have goodwill. The Duff-Norton and Rest of Products reporting units have goodwill totaling $9,593,000, and $310,086,000, respectively, at March 31, 2020.

Annual Goodwill Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. We also proceed to the quantitative model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 29, 2020 and determined that the quantitative test should be performed for the Rest of Products and Duff-Norton reporting units due to volatility in our stock price and uncertainty in the global economic environment caused by COVID-19. We also performed sensitivities and other analysis and determined it is more likely than not that goodwill is not impaired as of March 31, 2020.

Rest of Products Reporting Unit

In order to perform the quantitative impairment test for the Rest of Products reporting unit, we use the discounted cash flow method and comparable market method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The discount rates utilized for each reporting unit reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. The comparable market method estimates fair value based on prices obtained in actual transactions. The method consists of examining selling prices for comparable assets. After studying the selling prices, value adjustments are made for any dissimilarities.

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The compound annual growth rate for revenue during the first five years of our projections was approximately 1.91% for the Rest of Products reporting unit. The terminal value was calculated assuming a projected growth rate of 3.0% after five years . These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 11.7% for the Rest of Products reporting unit. This was estimated based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Rest of Products reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $8,280,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $26,270,000 for the Rest of Products reporting unit. Even with such changes, the fair value of the reporting unit would be greater than its net book value as of February 29, 2020, therefore indicating no impairment.

Duff-Norton Reporting Reporting Unit

Similar to the Rest of Products reporting unit, we use the discounted cash flow method and comparable market method to estimate fair value for the Duff-Norton reporting unit. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The discount rates reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. The comparable market method estimates fair value based on prices obtained in actual transactions. The method consists of examining selling prices for comparable assets. After studying the selling prices, value adjustments are made for any dissimilarities.

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The compound annual growth rate for revenue during the first five years of our projections was approximately 5.68% for the Duff-Norton reporting unit. The terminal value was calculated assuming a projected growth rate of 3.5% after five years. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 12.2% for the Duff-Norton reporting unit. This was estimated initially based on the Company's consolidated weighted-average cost of capital and increased for additional market risk. We also consider any additional risk of the Duff-Norton reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $2,446,000 and an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $6,929,000 for the Duff-Norton reporting unit. Even with such changes, the fair value of the reporting unit would be greater than its net book value as of February 29, 2020, therefore indicating no impairment.

We further test our indefinite-lived intangible asset balance of $46,670,000 consisting of trademarks on our recent acquisitions on an annual basis for impairment. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value results in impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, we determined that the fair value of these trademarks exceeded their book values, and as such, no other impairment was recorded.

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 22 to the accompanying consolidated financial statements included in this March 31, 2020 10-K report.

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

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases. However, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases. With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases to our customers. We believe we have been successful in instituting price increases to pass on these material cost increases. The company is exposed to trade tariffs with China. The Company monitors the impact of tariffs and actively works to mitigate this impact through material productivity actions and pricing strategies. We will continue to monitor our costs and reevaluate our pricing policies.

We have been and may continue to be materially and adversely impacted by the effects of COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments will cause disruption to our international operations and sales activities. The continued operation of our facilities is subject to local laws and regulations. While all of our facilities have been deemed essential under applicable law there is no guarantee this will continue. Currently, our Brighton, Michigan and Santiago, Mexico facilities are not operating. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing operations or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could adversely affect our business, operations, and customer relationships. In addition, COVID-19 or other disease outbreaks will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows.

In fiscal 2020, 45% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and France and sell our products in approximately 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our fiscal year 2017 acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $10,000,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency, which reduces the impact of a significant change in foreign exchange rates on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,900,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2020, the notional amount of this derivative was $181,390,000, and the contract matures on January 31, 2022. From its March 31, 2020 balance of AOCL, the Company expects to reclassify approximately $1,312,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.
The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $8,422,000 and all contracts mature by December 31, 2020. From its March 31, 2020 balance of AOCL, the Company expects to reclassify approximately $264,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and had a total notional amount of $158,490,000 as of March 31, 2020. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2020 balance of AOCL, the Company expects to reclassify approximately $1,066,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2020:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 27, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective April 1, 2018. As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective April 1, 2019.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
At March 31, 2020, the Company’s goodwill was $319.7 million. As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is qualitatively tested and quantitatively tested, when necessary, for impairment at least annually at the reporting unit level. For its fiscal 2020 annual impairment test, the Company quantitatively tested goodwill impairment for the Rest of Products reporting unit which had goodwill of $310.1 million. In its quantitative test, the Company applied a discounted cash flow method to estimate the fair value of its reporting unit which incorporated various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate.
Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the Rest of Products reporting unit. The fair value estimate for the Rest of Products reporting unit was sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows, in particular changes in the projected revenue growth rates and the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s Rest of Products reporting unit, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used and testing the significant assumptions discussed above and the underlying data used in the impairment analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated the effects of changes to the Company’s business model, customer base or product mix and other factors on the significant assumptions. We assessed the historical accuracy of management’s revenue forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We considered the relationship between the aggregate fair value of the Company’s reporting units and the Company’s market capitalization as of the annual impairment testing date.

Product Liabilities and Related Legal Costs
Description of the Matter
At March 31, 2020 the Company’s liability for asbestos-related product liability claims and related legal costs was $4.8 million. As discussed in Note 16 to the consolidated financial statements, the Company is involved in asbestos-related litigation the cost of which is paid through a wholly-owned captive insurance company.
Auditing management's estimate of its reserves for asbestos-related product liabilities is complex and highly judgmental due to the significant estimation and judgment required in determining the ultimate outcomes of the cases asserted against the Company and in determining the ultimate costs for the Company to defend against such claims. In particular, the estimated product liability reserve is sensitive to significant assumptions such as case dismissal rates, the number of years case activity might continue, legal and other costs to defend claims. The cost to defend claims takes into consideration the extent to which insurance carriers, under pre-existing insurance policies and pursuant to a pending legal settlement, are covering future indemnity payments and sharing in payment of future legal defense costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s product liability estimation process. Our procedures included, among others, testing management’s review of significant assumptions used for purposes of calculating the estimated liability.
To test the estimated liability for asbestos-related product liability claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the asbestos-related claims data underlying the estimated liability. We compared forecasts of legal defense costs and dismissal ratios utilized by management in prior year reserve estimates to actual defense costs incurred and the actual ratios of asbestos claims asserted to claims dismissed. We inspected analyses prepared by the Company to support the current forecasts of defense costs and dismissal ratios. We inspected correspondence from the Company’s internal counsel as to the number and status of outstanding claims asserted and the pending legal settlement with insurance carriers and correspondence from external counsel to corroborate the information provided by management. We involved a specialist to assist with our procedures and to develop an independent range of asbestos-related product liability reserves, which we compared to the Company’s recorded amount.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1917, but we are unable to determine the specific year.

Buffalo, New York
May 27, 2020

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$114,450	$71,093
Trade accounts receivable, less allowance for doubtful accounts ($5,056 and $3,264, respectively)	123,743	129,157
Inventories	127,373	146,263
Prepaid expenses and other	17,180	16,075
Total current assets	382,746	362,588
Net property, plant, and equipment	79,473	87,303
Goodwill	319,679	322,816
Other intangibles, net	217,962	232,940
Marketable securities	7,322	7,028
Deferred taxes on income	26,281	27,707
Other assets	59,809	21,189
Total assets	$1,093,272	$1,061,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$57,289	$46,974
Accrued liabilities	93,585	99,304
Current portion of long-term debt	4,450	65,000
Total current liabilities	155,324	211,278
Term loan and revolving credit facility	246,856	235,320
Other non-current liabilities	227,507	183,814
Total liabilities	629,687	630,412
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 23,771,620 and 23,391,101 shares issued and outstanding	238	234
Additional paid-in capital	287,256	277,518
Retained earnings	290,441	236,459
Accumulated other comprehensive loss	(114,350)	(83,052)
Total shareholders’ equity	463,585	431,159
Total liabilities and shareholders’ equity	$1,093,272	$1,061,571

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2020	2019	2018
	(In thousands, except per share data)
Net sales	$809,162	$876,282	$839,419
Cost of products sold	525,976	571,285	554,358
Gross profit	283,186	304,997	285,061
Selling expenses	91,054	97,925	101,956
General and administrative expenses	77,880	83,567	85,605
Research and development expenses	11,310	13,491	13,617
Net loss on sales of businesses, including impairment	176	25,672	—
Amortization of intangibles	12,942	14,900	15,552
Income from operations	89,824	69,442	68,331
Interest and debt expense	14,234	17,144	19,733
Investment (income) loss, net	(891)	(727)	(157)
Foreign currency exchange loss (gain), net	(1,514)	843	1,539
Other (income) expense, net	839	(716)	(2,469)
Income from continuing operations before income tax expense	77,156	52,898	49,685
Income tax expense	17,484	10,321	27,620
Net income	$59,672	$42,577	$22,065

Average basic shares outstanding	23,619	23,276	22,841
Average diluted shares outstanding	23,855	23,660	23,335

Basic income per share	$2.53	$1.83	$0.97

Diluted income per share	$2.50	$1.80	$0.95

Dividends declared per common share	$0.24	$0.21	$0.17

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2020	2019	2018
	(In thousands)
Net income	$59,672	$42,577	$22,065
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,004)	(16,708)	21,717
Pension liability adjustments, net of taxes of $8,062, $2,242 and $(4,981)	(24,051)	(5,711)	12,047
Other post retirement obligations adjustments, net of taxes of $(35), $(126), and $(153)	104	475	484
Split-dollar life insurance arrangement adjustments, net of taxes of $(17), $(18), and $(70)	51	69	206
Change in derivatives qualifying as hedges, net of taxes of $(565), $469, and $(1,519)	1,602	(1,037)	3,563
Change in investments:
Unrealized holding (loss) gain arising during the period, net of taxes of $0, $0, and $(124)	—	—	189
Net change in unrealized gain (loss) on investments	—	—	189
Total other comprehensive income (loss)	(31,298)	(22,912)	38,206
Comprehensive income	$28,374	$19,665	$60,271

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2017	$226	$258,853	$179,735	$(97,464)	$341,350
Net income 2018	—	—	22,065	—	22,065
Dividends declared	—	—	(3,903)	—	(3,903)
Change in foreign currency translation adjustment	—	—	—	21,717	21,717
Change in net unrealized gain on investments, net of tax of $(124)	—	—	—	189	189
Change in derivatives qualifying as hedges, net of tax of $(1,519)	—	—	—	3,563	3,563
Change in pension liability and postretirement obligations, net of tax of $(5,205)	—	—	—	12,737	12,737
Stock compensation - directors	—	430	—	—	430
Stock options exercised, 363,091 shares	4	6,328	—	—	6,332
Stock compensation expense	—	5,156	—	—	5,156
Restricted stock units released, 116.775 shares, net of shares withheld for minimum statutory tax obligation	—	(1,407)	—	—	(1,407)
Balance at March 31, 2018	$230	$269,360	$197,897	$(59,258)	$408,229
Net income 2019	—	—	42,577	—	42,577
Dividends declared	—	—	(4,903)	—	(4,903)
Change in accounting principle	—	—	888	—	888
Change in foreign currency translation adjustment	—	—	—	(16,708)	(16,708)
Change in net unrealized gain on investments, net of tax of	—	—	—	(883)	(883)
Change in derivatives qualifying as hedges, net of tax of $469	—	—	—	(1,037)	(1,037)
Change in pension liability and postretirement obligations, net of tax of $2,097	—	—	—	(5,166)	(5,166)
Stock compensation - directors	—	430	—	—	430
Stock options exercised, 187,907 shares	4	4,148	—	—	4,152
Stock compensation expense	—	5,768	—	—	5,768
Restricted stock units released, 157,715 shares, net of shares withheld for minimum statutory tax obligation	—	(2,188)	—	—	(2,188)
Balance at March 31, 2019	$234	$277,518	$236,459	$(83,052)	$431,159
Net income 2020	—	—	59,672	—	59,672
Dividends declared	—	—	(5,690)	—	(5,690)
Change in foreign currency translation adjustment	—	—	—	(9,004)	(9,004)
Change in derivatives qualifying as hedges, net of tax of $(565)	—	—	—	1,602	1,602
Change in pension liability and postretirement obligations, net of tax of $8,010	—	—	—	(23,896)	(23,896)
Stock compensation - directors	—	460	—	—	460
Stock options exercised, 296,027 shares	3	5,997	—	—	6,000
Stock compensation expense	—	4,047	—	—	4,047
Restricted stock units released, 82,861 shares, net of shares withheld for minimum statutory tax obligation	1	(766)	—	—	(765)
Balance at March 31, 2020	$238	$287,256	$290,441	$(114,350)	$463,585

 See accompanying notes.

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2020	2019	2018
Operating activities:	(In thousands)
Net income	$59,672	$42,577	$22,065
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	29,126	32,675	36,136
Deferred income taxes and related valuation allowance	7,364	(958)	19,968
Net loss (gain) on sale of real estate, investments and other	(563)	194	47
Cost of debt repricing/refinancing	—	—	619
Net loss on sales of businesses, including impairment	176	25,672	—
Amortization of deferred financing costs	2,655	2,655	2,681
Stock-based compensation	4,507	6,198	5,586
Non-cash lease expense	7,923	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	2,899	(11,328)	(9,308)
Inventories	15,752	(15,411)	(12,249)
Prepaid expenses and other	(3,857)	(128)	1,727
Other assets	724	231	3,338
Trade accounts payable	8,110	3,881	3,833
Accrued liabilities	(14,304)	6,397	11,918
Non-current liabilities	(13,389)	(13,156)	(16,700)
Net cash provided by (used for) operating activities	106,795	79,499	69,661
Investing activities:
Proceeds from sales of marketable securities	5,380	3,266	653
Purchases of marketable securities	(5,747)	(2,604)	(327)
Capital expenditures	(9,432)	(12,288)	(14,515)
Proceeds from sale of equipment and real estate	51	176	—
Net (payments) proceeds from the sales of businesses	(214)	14,230	—
Net payment to former STAHL owner	—	—	(14,750)
Payment of restricted cash to former owner	—	(294)	(294)
Cash paid for equity investment	—	—	(3,359)
Net cash provided by (used for) investing activities	(9,962)	2,486	(32,592)
Financing activities:
Proceeds from issuance of common stock	6,000	4,152	6,332
Payment of dividends	(5,670)	(4,652)	(3,658)
Repayment of debt	(51,113)	(65,088)	(60,144)
Fees related to debt repricing/refinancing and equity offerings	—	—	(619)
Other	(768)	(2,190)	(1,413)
Net cash provided by (used for) financing activities	(51,551)	(67,778)	(59,502)
Effect of exchange rate changes on cash	(1,925)	(6,429)	7,569
Net change in cash and cash equivalents	43,357	7,778	(14,864)
Cash, cash equivalents, and restricted cash at beginning of year	71,343	63,565	78,429
Cash, cash equivalents, and restricted cash at end of year	$114,700	$71,343	$63,565
Supplementary cash flows data:
Interest paid	$11,555	$14,411	$18,914
Income taxes paid, net of refunds	$11,601	$4,840	$706
Property, plant and equipment purchases included in trade accounts payable	$365	$227	$—
Restricted cash presented in Other assets	$250	$250	$—
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

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels and, to a lesser extent, directly to end-users. During fiscal 2020, approximately 55% of sales were to customers in the United States.

2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in Selling expense in the Consolidated Statements of Operations. Advertising expenses were $1,648,000, $2,452,000, and $2,683,000 in fiscal 2020, 2019, and 2018, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 8% of the Company’s employees are represented by three separate U.S. collective bargaining agreements which expire April 2021, May 2021, and September 2021.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  As of March 31, 2020, the Company’s one segment is subdivided into two reporting units. Further, the Company adopted ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)," in fiscal 2018, therefore, is no longer required to compare the implied fair value of goodwill with its carrying value amount as part of step two of the goodwill test. An impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value.

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

To perform the quantitative impairment test, the Company uses the discounted cash flow method and a market-based valuation model to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate, and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

The Company performed its qualitative assessment as of February 29, 2020 and determined that the quantitative goodwill impairment test was required for both the Rest of Products reporting unit and the Duff-Norton reporting unit due to economic conditions at the time of the analysis. Based on results of the quantitative impairment test for the both reporting units, the Company determined the fair value was not less than its carrying value. Refer to Note 5 for valuation techniques and significant inputs and Note 9 for further details.

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

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics,

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses management estimates, discounted cash flow calculations, and appraisals where necessary. There were no impairments recorded related to long-lived assets in the current year.

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

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our acquisitions) are tested for impairment on an annual basis. When the Company evaluates the potential for impairment of intangible assets, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment we determined that economic factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test. We performed the quantitative test as of February 29, 2020 and determined that the trademarks were not impaired. Refer to Note 9 for further details.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost of approximately 36% of inventories at March 31, 2020 and March 31, 2019 have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

Marketable Securities

The Company’s marketable securities, which consist of equity and fixed income securities, are recorded at fair value. Under ASU 2016-01 all equity investments (including certain fixed income securities) in unconsolidated entities are measured at fair value through earnings. Therefore, gains and losses on marketable securities are realized within Investment (income) loss on the Consolidated Statements of Operations. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are also included in Investment (income) loss on the Consolidated Statements of Operations.

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

Research and Development

With the acquisitions of Magnetek in September 2015 and STAHL CraneSystems (“STAHL”) in January 2017, research and development ("R&D") costs factor more prominently into the Company's cost structure. Therefore, R&D costs are presented on the Consolidated Statement of Operations in order to provide transparency into these costs. Consistent with prior periods, the Company continues to account for R&D expenses in accordance with the provisions of ASC 730 and are expensed as incurred.

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

Additionally, the Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits, and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. As a result of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," discussed in Note 22 and effective in fiscal 2021, the Company is currently updating its existing allowance for doubtful accounts policy to comply with the new standard.

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

Leases

All leases are reviewed for operating or finance classification at their inception. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term. As described in Note 18, the Company adopted ASC 842, "Leases," effective April 1, 2019 whereas leases with terms greater than twelve months are recorded on the balance sheet as a right-of-use ("ROU") asset and corresponding lease liability. Refer to Note 18 for further details.

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

	March 31,
	2020	2019
Balance at beginning of year	$3,634	$3,791
Accrual for warranties issued	2,723	3,405
Warranties settled	(2,548)	(3,625)
Warranties on Sold Businesses (Note 3)	—	(66)
Foreign currency translation	(228)	129
Balance at end of year	$3,581	$3,634

3.    Disposals

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

When businesses or asset groups meet the criteria as held for sale, they are recorded at the lesser of their carrying value or fair value less cost to sell. The Company recognized a gain on the sale of its Tire Shredder business in the amount of $1,059,000 during the twelve months ending March 31, 2019, a $44,000 decrease from the third quarter as a result of a final working capital adjustment. The Company recognized a loss on Crane Equipment and Service Inc., and Stahlhammer Bommern GmbH in the amount of $26,731,000 during the twelve months ended March 31, 2019, which is $1,022,000 less than the third quarter estimate primarily as a result of an increase in the previously estimated selling price for one of the businesses. The recognized loss of $26,731,000 recognized during fiscal 2019 includes an impairment loss on the Sold Businesses in the amount of $27,753,000 which was recorded through December 31, 2018. The impairment loss included a $6,174,000 reduction to goodwill, a $1,872,000 reduction to other intangible assets, a $12,830,000 reduction to property, plant, and equipment, and a $6,877,000 reduction to inventory. Both the gain and loss on sale of business were recorded in Net loss on sales of businesses, including impairment on the Consolidated Statements of Operations and was determined based on the selling price less carrying value, described further in Note 5. Additionally, net sales and pre-tax income (loss) before recognized gain or loss on sales for the three Sold Businesses was $34,195,000 and $3,623,000 for the twelve months ended March 31, 2019 and $38,299,000 and $1,373,000 for the twelve months ended March 31, 2018, respectively. In the twelve months ending March 31, 2020, the Company recognized an additional loss of $176,000 as a result of a final working capital adjustment.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

As part of its business strategy, the Company is consolidating its manufacturing footprint. The Company previously announced in fiscal 2019 the closure of its Salem, Ohio facility. In fiscal 2020 the Company announced that it plans to consolidate its hoist manufacturing facility in Lisbon, Ohio with its Wadesboro, North Carolina and Damascus, Virginia facilities in fiscal 2021. The Salem, Ohio facility consolidation was completed during the first quarter of fiscal 2020. In total $2,958,000 and $1,473,000 are included in Cost of products sold on the Consolidated Statements of Operations during the twelve months ended March 31, 2020 and 2019, respectively, related to the consolidation of the Lisbon and Salem facilities. Costs incurred include accelerated depreciation, accelerated lease costs, severance and other payroll related costs, and a potential refund of a previously recorded tax credit which may need to be refunded to the state.

The Company also announced during fiscal 2020 its plan to consolidate two of its Hangzhou, China manufacturing facility into one and reorganize its Asia Pacific operations. $1,455,000 are included in General and administrative expenses and $296,000 are included in Selling expenses on the Consolidated Statements of Operations during the twelve months ended March 31, 2020 related to this consolidation.

4.    Revenue Recognition

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

The following table illustrates the balance and related activity for customer advances in fiscal 2020 and 2019 (in thousands):

Customer advances (contract liabilities)
	March 31,
	2020	2019
Beginning balance	$11,501	$15,909
Additional customer advances received	36,058	39,868
Revenue recognized from customer advances included in the beginning balance	(11,501)	(15,909)
Other revenue recognized from customer advances	(25,037)	(27,247)
Customer deposits on Sold Businesses (Note 3)	—	(139)
Other (1)	(225)	(981)
Ending balance	$10,796	$11,501

(1) Other includes the impact of foreign currency translation

During the twelve months ended March 31, 2020, revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $2,361,000 as of March 31, 2020. Contract assets are included in Prepaid expenses and other assets on the Consolidated Balance Sheets. Contract assets were not material as of March 31, 2019.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the year ending March 31, 2020 (in thousands):

	Twelve Months Ended	Twelve Months Ended
Net Sales by Product Grouping	March 31, 2020	March 31, 2019
Industrial Products	$353,155	$385,639
Crane Solutions	371,974	374,249
Engineered Products	83,977	82,222
All other	56	34,172
Total	$809,162	$876,282

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
The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$7,322	$7,322	$—	$—
Annuity contract	2,059	—	2,059	—
Derivative assets (liabilities):
Foreign exchange contracts	285	—	285	—
Interest rate swap liability	(3,296)	—	(3,296)	—
Cross currency swap liability	(5,254)	—	(5,254)	—
Cross currency swap asset	1,750	—	1,750	—

Disclosed at fair value:
Term loan	$(239,899)	$—	$(239,899)	$—

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

At March 31, 2020, the term loan and revolving credit facility have been recorded at carrying value which approximates fair value.

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

Fiscal 2020 Non-Recurring Measurements

The fair value of the net assets of the Company’s Rest of Products and Duff-Norton reporting units were calculated on a non-recurring basis. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

The fiscal 2020 goodwill impairment test consisted of determining the fair values of the Rest of Products and Duff-Norton reporting units on a quantitative basis. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a blended discounted cash flow and market-based valuation model to estimate the fair value using Level 3 inputs. To estimate the fair values of the Rest of Products and Duff-Norton reporting units, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The estimates used are disclosed below:

	Rest of Products Reporting Unit	Duff-Norton Reporting Unit
Compound annual growth rate	1.91%	5.68%
Terminal value growth rate	3.0%	3.5%
Weighted-average cost of capital	11.7%	12.2%

We further test our indefinite-lived intangible asset balance of $46,670,000 consisting of trademarks on our recent acquisitions on an annual basis for impairment. The methodology used to value trademarks is the relief from royalty method. The recorded

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

book value of these trademarks in excess of the calculated fair value results in impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, we determined that the fair value of these trademarks exceeded their book values, and as such, other impairment was recorded.

6.     Inventories

Inventories consisted of the following:

	March 31,
	2020	2019
At cost—FIFO basis:
Raw materials	$85,452	$88,786
Work-in-process	25,876	32,547
Finished goods	33,216	40,523
	144,544	161,856
LIFO cost less than FIFO cost	(17,171)	(15,593)
Net inventories	$127,373	$146,263

There were LIFO liquidations resulting in $2,805,000 and $109,000 of additional income in fiscal 2020 and 2019 income, respectively.

7.     Marketable Securities and Other Investments

In accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," adopted by the Company on April 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounts) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Consolidated Statements of Operations. The Company adopted this standard on a modified retrospective basis. A cumulative effect adjustment of $888,000 was recorded on April 1, 2018 to the beginning balance of Retained Earnings with an offset to Accumulated Other Comprehensive Loss. The impact on earnings for unrealized gains and losses was a loss of $143,000 and $183,000 in the twelve months ended March 31, 2020 and March 31, 2019, respectively.

Consistent with prior periods, the estimated fair value is based on quoted prices at the balance sheet dates. The cost of securities is based on the specific identification method. Interest and dividend income are included in Investment (income) loss in the Consolidated Statements of Operations.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc. ("CMIC"), a wholly owned captive insurance subsidiary. The marketable securities are not available for general working capital purposes.

Net realized gains related to sales of marketable securities were $50,000, $201,000, and $0 in fiscal years 2020, 2019, and 2018, respectively, and are included in Investment (income) loss in the Consolidated Statements of Operations.

On December 21, 2017, the Company purchased a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Consolidated Balance Sheets in the amount of $3,402,000 and $3,602,000 as of March 31, 2020 and March 31, 2019, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $778,000 and $449,000 in the twelve months ended March 31, 2020 and March 31, 2019, respectively, and is recorded in Investment (income) loss on the Consolidated Statement of Operations. Further, in the twelve months ended March 31, 2020, EMC distributed a cash dividend which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

share of EMC's cash dividend in the amount of $924,000 in the twelve months ended March 31, 2020 as it was determined to be a return on the Company's investment. The dividend is included in operating activities on the Consolidated Statement of Cash Flows under the cumulative earnings approach. The March 31, 2020 and 2019 trade accounts receivable balances due from EMC are $4,166,000 and $2,986,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2020	2019
Land and land improvements	$4,985	$5,105
Buildings	39,930	39,121
Machinery, equipment, and leasehold improvements	228,140	230,754
Construction in progress	12,950	12,242
	286,005	287,222
Less accumulated depreciation	206,532	199,919
Net property, plant, and equipment	$79,473	$87,303

Depreciation expense was $16,184,000, $17,775,000, and $20,584,000 for the years ended March 31, 2020, 2019, and 2018, respectively.

Gross property, plant, and equipment includes capitalized software costs of $37,864,000 and $37,832,000 at March 31, 2020 and 2019, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $22,962,000 and $20,225,000 at March 31, 2020 and 2019, respectively.  Amortization expense on capitalized software costs was $2,937,000, $3,045,000, and $3,151,000 during the years ended March 31, 2020, 2019, and 2018, respectively.

9.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” At March 31, 2018, the Company had four reporting units. Two of these reporting units were sold in connection with the Sold Businesses described in Note 3. As such, the Company has two reporting units as of March 31, 2020, both of which have goodwill. The Duff-Norton reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,593,000 and $9,611,000 at March 31, 2020 and 2019, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $310,086,000 and $313,205,000 at March 31, 2020 and 2019, respectively.

Fiscal 2020 Annual Goodwill and Intangible Asset Impairment Test

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

We performed the qualitative assessment as of February 29, 2020 and determined that the quantitative test should be performed for the Rest of Products and Duff-Norton reporting units due to volatility in our stock price and uncertainty in the global economic environment caused by COVID-19. We also performed sensitivities and other analysis and determined it is more likely than not that goodwill is not impaired as of March 31, 2020.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment we determined that economic factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test. We performed the quantitative test as of February 29, 2020 and determined that the trademarks were not impaired.

Fiscal 2019 Interim Goodwill Impairment Test

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

The held for sale classification described above further required the Company to assign a portion of goodwill to the business that was a part of the Rest of Products reporting unit being sold based on its relative fair value and to record the assets and liabilities of the businesses held for sale at the lower of their carrying amount or fair value less cost to sell. Based on this analysis, the Company recorded a $6,174,000 goodwill impairment charge at the time the businesses were classified as held for sale.

A summary of changes in goodwill during the years ended March 31, 2020 and 2019 is as follows:

Balance at April 1, 2018	$347,434
Interim Goodwill Impairment	$(6,174)
Currency translation	(18,444)
Balance at March 31, 2019	$322,816
Currency translation	(3,137)
Balance at March 31, 2020	$319,679

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of both March 31, 2020 and 2019. There were no goodwill impairment losses recorded in fiscal 2020 and $6,174,000 and $0 recorded in 2019 and 2018, respectively. The goodwill impairment recorded in fiscal 2019 relates to the 2019 interim goodwill impairment test described above and in Note 5.

Identifiable intangible assets at March 31, 2020 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,016	$(4,238)	$1,778
Indefinite-lived trademark	46,670	—	46,670
Customer relationships	179,882	(44,216)	135,666
Acquired technology	46,669	(13,306)	33,363
Other	3,143	(2,658)	485
Balance at March 31, 2020	$282,380	$(64,418)	$217,962

Identifiable intangible assets at March 31, 2019 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,212	$(4,138)	$2,074
Indefinite-lived trademark	46,981	—	46,981
Customer relationships	182,328	(35,344)	146,984
Acquired technology	46,715	(10,412)	36,303
Other	3,254	(2,656)	598
Balance at March 31, 2019	$285,490	$(52,550)	$232,940

Customer relationships with a gross carrying amount of $2,815,000 and accumulated amortization of $957,000 were written off during fiscal 2019, in connection with the loss on the Sold Businesses discussed in Note 3. Further, other intangible assets with a gross carrying amount of $226,000 and accumulated amortization of $211,000 were also written off during fiscal 2019 as a result of the loss on the Sold Businesses.

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows.  Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. The weighted-average amortization periods are 15 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 5 years for other, and 18 years in total. Trademarks with a book value of $46,670,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $12,942,000, $14,900,000, and $15,552,000 for fiscal 2020, 2019, and 2018, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $12,400,000.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of March 31, 2020.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of March 31, 2020, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2020, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2020 fair values reflected in the table below. During the year ended March 31, 2020, the Company was not in default of any of its derivative obligations.

As of March 31, 2020 and 2019, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2020, the notional amount of this derivatives was $181,390,000, and the contract matures on January 31, 2022. From its March 31, 2020 balance of AOCL, the Company expects to reclassify approximately $1,312,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.
The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $8,422,000 and all contracts mature by December 31, 2020. From its March 31, 2020 balance of AOCL, the Company expects to reclassify approximately $264,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and had a total notional amount of $158,490,000 as of March 31, 2020. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2020 balance of AOCL, the Company expects to reclassify approximately $1,066,000 out of AOCL, and into interest expense, during the next 12 months.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is the effect of derivative instruments on the consolidated statements of operations for the years ended March 31, 2020, 2019, and 2018 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2020	Foreign exchange contracts	$303	Cost of products sold	$40
2020	Interest rate swap	$(3,185)	Interest expense	$242
2020	Cross currency swap	$7,654	Foreign currency exchange loss (gain)	$2,888

2019	Foreign exchange contracts	$(24)	Cost of products sold	$(16)
2019	Interest rate swap	$(1,275)	Interest expense	$765
2019	Cross currency swap	$18,242	Foreign currency exchange loss (gain)	$17,231

2018	Foreign exchange contracts	$(219)	Cost of products sold	$(196)
2018	Interest rate swap	$1,339	Interest expense	$(1,879)
2018	Cross currency swap	$(24,838)	Foreign currency exchange loss (gain)	$(25,206)

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
March 31,
2020	Foreign currency exchange loss (gain)	$17
2019	Foreign currency exchange loss (gain)	$13
2018	Foreign currency exchange loss (gain)	$(11)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of March 31, 2020 and 2019 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2020	2019
Foreign exchange contracts	Prepaid expenses and other	$318	$43
Foreign exchange contracts	Accrued Liabilities	(33)	(96)
Interest rate swap	Prepaid expenses and other	—	743
Interest rate swap	Other Assets	—	470
Interest rate swap	Accrued Liabilities	(1,402)	—
Interest rate swap	Other non current liabilities	(1,894)	—
Cross currency swap	Prepaid expenses and other	1,750	2,476
Cross currency swap	Accrued liabilities	—	(774)
Cross currency swap	Other non current liabilities	(5,254)	(15,410)

		Fair Value of Asset (Liability)
		March 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2020	2019
Foreign exchange contracts	Accrued Liabilities	—	(17)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2020	2019
Accrued payroll	$29,966	$36,946
Accrued income taxes payable	11,889	12,864
Accrued health insurance	2,018	2,806
Accrued general and product liability costs	3,500	3,500
Customer advances, deposits, and rebates	13,507	14,922
Current ROU lease liabilities	6,924	—
Other accrued liabilities	25,781	28,266
	$93,585	$99,304

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2020	2019
Accumulated postretirement benefit obligation	$1,617	$2,022
Accrued general and product liability costs	8,444	9,186
Accrued pension cost	149,524	127,373
Cross currency swap	5,254	15,410
Deferred income tax	18,213	20,082
Non-current ROU lease liabilities	31,629	—
Other non-current liabilities	12,826	9,741
	$227,507	$183,814

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2020	2019
Term loan	259,350	310,463
Unamortized deferred financing costs, net	(8,044)	(10,143)
Total debt	251,306	300,320
Less: current portion	4,450	65,000
Total debt, less current portion	$246,856	$235,320

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan has a seven-year term maturing in 2024 and the Revolver has a five-year term maturing in 2022. At March 31, 2020 the Company has not drawn from the Revolver.

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

•
Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2020 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions as of March 31, 2020 and 2019.

The Facility is secured by all U.S. inventory, receivables, equipment, real property, certain subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The Credit Agreement allows the declaration of dividends, but limits our ability to pay dividends.

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

The outstanding balance of the Term Loan was $259,350,000 and $310,463,000 as of March 31, 2020 and 2019, respectively. The Company made $51,113,000 of principal payment on the Term Loan during fiscal 2020 and $65,000,000 of principal payment on the Term Loan during fiscal 2019. The Company is obligated to make $4,450,000 of principal payments over the next 12 months. As previously discussed, in response to COVID-19 the Company is seeking to take all appropriate measures to protect the cash flow and liquidity of the Company. As such, only the required principal amount has been recorded within the current portion of long-term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the Revolving Credit Facility and $16,752,000 outstanding letters of credit as of March 31, 2020. The outstanding letters of credit at March 31, 2020 consisted of $898,000 in commercial letters of credit and $15,854,000 of standby letters of credit. Subsequent to March 31, 2020, the Company drew $25,000,000 from the Revolver for liquidity and working capital purposes.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2020 and 2019. The accumulated amortization balances were $6,645,000 and $4,547,000 as of March 31, 2020 and 2019, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is included in Other assets is $2,789,000 as of March 31, 2020 and March 31, 2019. The accumulated amortization balance is $1,766,000 and $1,209,000 as of March 31, 2020 and March 31, 2019 respectively. These balances are classified in Other assets since no funds were drawn on the Revolving Credit Facility in fiscal 2020 and 2019.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The principal payments obligated to be made as of March 31, 2020 on the Term Loan are as follows:

2021	4,450
2022	4,450
2023	4,450
2024	246,000
Thereafter	—
$259,350

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2020, unsecured credit lines totaled approximately $2,428,000, of which $0 was drawn. In addition, unsecured lines of $14,160,000 were available for bank guarantees issued in the normal course of business of which $9,958,000 was utilized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$446,397	$462,284
Service cost	1,139	1,078
Interest cost	14,759	15,526
Actuarial (gain) loss	26,193	4,074
Benefits paid	(26,852)	(27,068)
Foreign exchange rate changes	(1,770)	(9,497)
Benefit obligation at end of year	$459,866	$446,397

Change in plan assets:
Fair value of plan assets at beginning of year	$321,902	$326,745
Actual gain (loss) on plan assets	7,512	11,333
Employer contribution	10,967	11,018
Benefits paid	(26,852)	(27,068)
Foreign exchange rate changes	(163)	(126)
Fair value of plan assets at end of year	$313,366	$321,902

Funded status	$(146,500)	$(124,495)
Unrecognized actuarial loss	105,878	73,836
Net amount recognized	$(40,622)	$(50,659)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2020	2019
Other assets	$6,587	$6,424
Accrued liabilities	(3,563)	(3,546)
Other non-current liabilities	(149,524)	(127,373)
Accumulated other comprehensive loss, before tax	105,878	73,836
Net amount recognized	$(40,622)	$(50,659)

Other assets are presented separately from pension liabilities as one of the Company's U.S. plans is overfunded.

In fiscal 2021, an estimated net loss of $3,516,000 and no prior service costs for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Net periodic pension cost included the following components:

	2020	2019	2018
Service costs—benefits earned during the period	$1,139	$1,078	$2,580
Interest cost on projected benefit obligation	14,759	15,526	16,488
Expected return on plan assets	(15,887)	(18,454)	(21,483)
Net amortization	2,279	2,339	3,083
Curtailment	—	—	5
Other	—	—	17
Net periodic pension cost (benefit)	$2,290	$489	$690

The Company adopted ASU 2017-07 in the fiscal 2019. The service cost component of net periodic benefit cost above is recorded in Cost of products sold, Selling expense, and General and administrative expenses within the Consolidated Statements of Operations, while the remaining components are recorded to Other (income) expense, net. Fiscal 2018 amounts have been reclassified to provide comparable presentation in line with the guidance in ASU 2017-07 based on amounts previously disclosed for the various components of net periodic pension cost (benefit).

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2020	2019
Projected benefit obligation	$410,181	$395,202
Fair value of plan assets	257,093	264,211

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2020	2019
Accumulated benefit obligation	$401,918	$389,509
Fair value of plan assets	254,508	264,211

Unrecognized gains and losses are amortized through March 31, 2020 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2020	2019	2018
Discount rate	2.79%	3.42%	3.49%
Expected long-term rate of return on plan assets	5.01%	5.77%	6.77%
Rate of compensation increase on active plans	0.59%	0.61%	0.39%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2021	2020	2019
Equity securities	40-30%	33%	35%
Fixed income	60-70%	67%	65%
Total plan assets	100%	100%	100%

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company plans to contribute the minimum amount required (approximately $4,945,000) to its pension plans in fiscal 2021 as a response to COVID-19 but will reassess later in the fiscal year and increase contributions if economic conditions improve.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2021	$26,943
2022	27,052
2023	27,312
2024	27,189
2025	26,965
2026-2030	131,220

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$2,348	$3,284
Interest cost	71	92
Actuarial gain	(340)	(778)
Benefits paid	(192)	(250)
Benefit obligation at end of year	$1,887	$2,348

Funded status	$(1,887)	$(2,348)
Unrecognized actuarial gain	(1,417)	(1,282)
Net amount recognized	$(3,304)	$(3,630)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2020	2019
Accrued liabilities	$(270)	$(326)
Other non-current liabilities	(1,617)	(2,022)
Accumulated other comprehensive gain, before tax	(1,417)	(1,282)
Net amount recognized	$(3,304)	$(3,630)

In fiscal 2021, an estimated gain of $207,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2020, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2020	2019	2018
Interest cost	$71	$92	$126
Net amortization	(205)	(156)	(5)
Net periodic postretirement benefit cost	$(134)	$(64)	$121

For measurement purposes, healthcare costs are assumed to increase 5.75% in fiscal 2021, grading down over time to 5.0% in four years. The discount rate used in determining the accumulated postretirement benefit obligation was 3.17% and 3.63% as of March 31, 2020 and 2019, respectively.

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2021	$274
2022	245
2023	225
2024	206
2025	186
2026-2030	631

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement obligation	78	(71)

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2020 was $145,000 and the liability at March 31, 2020 is $4,631,000 with $4,494,000 included in Other non-current liabilities and $137,000 included in Accrued liabilities in the Consolidated Balance Sheet.  The cash surrender value of the policies is $3,346,000 and $3,207,000 at March 31, 2020 and 2019, respectively.  The balance is included in Other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees and certain international employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $5,239,000, $5,260,000, and $4,198,000 for the years ended March 31, 2020, 2019, and 2018, respectively which are included in Cost of Products Sold, Selling Expenses, and General and Administrative Expenses within the Consolidated Statements of Operations. The Company expects its contributions for the defined contribution plans in future years to remain comparable to its fiscal 2020 contributions.

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

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2020	2019
Asset categories:
Equity securities	$94,336	$103,017
Fixed income securities	199,613	205,957
Alternative real estate	9,401	9,978
Cash equivalents	10,016	2,950
Total	$313,366	$321,902

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2020 and March 31, 2019 were as follows:

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2020:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$42,252	$52,084	$—	$—	$94,336
Fixed income securities	30,598	24,014	139,498	5,503	199,613
Alternative real estate	4,195	5,206	—	—	9,401
Cash equivalents	—	10,016	—	—	10,016
Total	$77,045	$91,320	$139,498	$5,503	$313,366

(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2019:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$43,314	$59,703	$—	$—	$103,017
Fixed income securities	45,713	602	153,941	5,701	205,957
Alternative real estate	7,161	2,817	—	—	9,978
Cash equivalents	—	2,950	—	—	2,950
Total	$96,188	$66,072	$153,941	$5,701	$321,902

(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

Level 1 securities consist of mutual funds with quoted market prices.

The Level 2 fixed income securities are investments in a combination of funds whose underlying investments are in a variety of fixed income securities including foreign and domestic corporate bonds, securities issued by the U.S. government, U.S. and foreign government obligations, and other similar fixed income investments. The fair values of the underlying investments in these funds are generally based on independent broker dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings. The fair values of these funds are determined based on their net asset values which are published daily.  We are not aware of any significant restrictions on the issuances or redemption of shares of these funds

Fair value of Level 3 fixed income securities at the beginning of the year was $5,701,000. During fiscal 2020 fixed income securities earned investment return of $113,000 and had disbursements of $311,000, which includes liquidations, resulting in an ending balance of $5,503,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements, and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

14.     Employee Stock Ownership Plan (ESOP)

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015 the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2020, 2019, or 2018.

At March 31, 2020 and 2019, 234,000 and 280,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2020 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 196,000 and 128,000 common shares were not included in the computation of diluted earnings per share for fiscal 2020 and 2019, respectively, because they were antidilutive. For the years ended March 31, 2020 and 2019, an additional 40,000 and 153,000, respectively, in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2020	2019	2018
Net income	$59,672	$42,577	$22,065

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	23,619	23,276	22,841
Effect of dilutive employee stock options, RSU's and performance shares	236	384	494

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	23,855	23,660	23,335

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

The Company grants share based compensation to eligible participants under the 2016 Long Term Incentive Plan, as Amended and Restated in June 2019 ("2016 LTIP").  The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP were increased by 2,500,000 as a result of the June 2019 amendment. Shares not previously

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans are still available for issuance. Details of the shares granted under these plans are discussed below.
Prior to the adoption of the 2016 LTIP, the Company granted stock awards under the 2010 Long Term Incentive Plan and the 2006 Long Term Incentive Plan, collectively referred to as the “Prior Stock Plans.”

Stock based compensation expense was $4,507,000, $6,198,000, and $5,586,000 for fiscal 2020, 2019, and 2018, respectively.  The decrease in stock based compensation expense in fiscal 2020 is primarily related to shares that were forfeited when the Company's Chief Executive Officer (CEO) resigned on January 10, 2020. The forfeiture resulted in the reversal of $1,981,000 in stock compensation expense during fiscal 2020 recorded as a reduction to General and administrative expenses.

Stock compensation expense is included in cost of products sold, selling, general and administrative, and research and development expenses depending on the nature of the service of the employee receiving the award. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

Under the 2016 LTIP, the total number of shares of common stock with respect to which awards may be granted under the plan is 2,500,000 in addition to shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.  As of March 31, 2020, 3,033,000 shares remain for future grants. The 2016 LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

Under the 2016 LTIP, the granting of awards to employees may take the form of options, restricted shares, and performance shares. The Compensation Committee of our Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted, and the restriction and other terms and conditions of each grant in accordance with terms of the Plan.

In connection with the acquisition of Magnetek, the Company agreed to continue the 2014 Stock Incentive Plan of Magnetek, Inc. (the "Magnetek Stock Plan"). In doing so, the Company has available under the Magnetek Stock Plan 164,461 of the Company's shares which can be granted to certain employees as stock-based compensation.

Stock Option Plans

Options outstanding under the 2016 LTIP generally become exercisable over a four-year period at a rate of 25% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2020 is as follows:

	Shares	Weighted- average Exercise Price per share	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2017	1,063,894	19.10	6.98	$6,477
Granted	227,783	24.33
Exercised	(363,091)	17.43
Cancelled	(6,136)	19.83
Outstanding at March 31, 2018	922,450	21.04	7.56	$13,654
Granted	133,743	38.70
Exercised	(187,907)	22.09
Cancelled	(33,509)	23.94
Outstanding at March 31, 2019	834,777	23.52	7.04	$9,602
Granted	171,515	35.16
Exercised	(296,027)	20.26
Cancelled	(183,471)	31.01
Outstanding at March 31, 2020	526,794	26.53	6.93	$1,518
Exercisable at March 31, 2020	225,337	$22.67	5.74	$858

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2020. The aggregate intrinsic value of outstanding options as of March 31, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 302,505 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 177,251 exercisable options that were in-the-money at that date. The Company's closing stock price was $25.00 as of March 31, 2020. The total intrinsic value of stock options exercised was $5,438,000, $3,577,000, and $5,851,000 during fiscal 2020, 2019, and 2018, respectively.

The grant date fair value of options that vested was $7.43, $7.36, and $7.42 during fiscal 2020, 2019, and 2018, respectively.

As of March 31, 2020, $1,961,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.6 years.

Exercise prices for options outstanding as of March 31, 2020, ranged from $13.43 to $38.70. The following table provides certain information with respect to stock options outstanding at March 31, 2020:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	152,666	$15.56	5.64
$20.01 to 30.00	177,705	$24.89	6.20
$30.01 to $40.00	196,423	$36.59	8.61
	526,794	$26.53	6.93

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides certain information with respect to stock options exercisable at March 31, 2020:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price per share
$10.01 to $20.00	89,764	$15.85
$20.01 to $30.00	115,353	25.19
$30.01 to $40.00	20,220	38.58
	225,337	$22.67

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $12.39, $13.56, and $7.66 for options granted during fiscal 2020, 2019, and 2018, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2020, 2019, and 2018:

	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2018
Assumptions:
Risk-free interest rate	2.23%	2.64%	1.42%
Dividend yield	0.68%	0.52%	0.66%
Volatility factor	0.372	0.352	0.343
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the 2016 LTIP during fiscal 2020, 2019, and 2018 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2020 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2017	370,256	$19.32
Granted	136,935	29.38
Vested	(157,448)	20.39
Forfeited	(12,954)	17.99
Unvested at March 31, 2018	336,789	$22.62
Granted	116,942	37.90
Vested	(211,932)	22.66
Forfeited	(11,602)	25.18
Unvested at March 31, 2019	230,197	$30.22
Granted	151,351	38.40
Vested	(106,792)	31.09
Forfeited	(62,035)	31.61
Unvested at March 31, 2020	212,721	$35.20

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2020 is $4,954,000 and is expected to be recognized over a weighted average period of 2.4 years.  The fair value of restricted stock units that vested during the year ended March 31, 2020 and 2019 was $3,320,000 and $4,802,000, respectively.

Performance Shares

The Company granted performance shares under the 2016 LTIP during fiscal 2020, 2019, and 2018. Performance based shares are recognized as compensation expense based upon their grant date fair value and to the extent it is probable that the performance conditions will be met.  This expense is recognized ratably over the three year period that these shares are restricted.  Fiscal 2017 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated Net Sales. During fiscal 2019, the Company determined that the fiscal year 2017 performance shares would not vest due to the performance condition not being met. Fiscal 2018 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated Net Sales. During fiscal 2019, the Company determined that the fiscal year 2018 performance shares were earned based on the performance condition being met. Fiscal 2019 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2020. During fiscal 2020, the Company determined that the fiscal year 2019 performance shares were earned based on the performance condition being met. Fiscal 2020 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2021. At this time we believe it is probable that the March 31, 2021 performance condition will be met.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2020 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2017	118,853	$18.92
Granted	49,221	25.28
Forfeited	(41,504)	24.94
Unvested at March 31, 2018	126,570	$19.42
Granted	34,695	36.43
Forfeited	(7,879)	22.40
Unvested at March 31, 2019	153,386	$23.11
Granted	38,585	37.67
Forfeited	(125,251)	22.67
Unvested at March 31, 2020	66,720	$32.36

The Company had $1,335,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2020.

Directors Stock

During fiscal 2020, 2019, and 2018, a total of 11,768, 10,031, and 16,667 shares of stock, respectively, were granted under the 2016 LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $39.09, $41.88, and $25.80 for fiscal 2020, 2019, and 2018, respectively. The expense related to the shares for fiscal 2020 was $460,000 and $430,000 for fiscal years 2018 and 2019.

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

Dividends

On March 24, 2020 the Company's Board of Directors approved payment of a quarterly dividend of $0.06 per common share, representing an annual dividend rate of $0.24 per share. The dividend was paid on May 14, 2020 to shareholders of record on May 4, 2020 and totaled approximately $1,430,000.

Stock Repurchase Plan

On March 26, 2019, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $20 million of the Company's common stock. No repurchases were made during the fiscal years ended March 31, 2020 or 2019.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $11,944,000 and $12,686,000 of which $8,444,000 and $9,185,000 are included in Other non current liabilities and $3,500,000 in Accrued liabilities for both years as of March 31, 2020 and 2019, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2020	2019	2018
Accrued general and product liability, beginning of year	$12,686	$13,582	$13,335
Add provision for claims	3,233	2,887	3,965
Deduct payments for claims	(3,975)	(3,783)	(3,718)
Accrued general and product liability, end of year	$11,944	$12,686	$13,582

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

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of March 31, 2020, a total of $1,143,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2020.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $3,800,000 and $6,900,000 using actuarial parameters of continued claims for a period of 37 years from March 31, 2020.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

generally accepted accounting principles approximates $4,753,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2020. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has been engaged in a legal action against the insurance carriers for those policies to recover past expenses and future costs incurred. In March of fiscal 2020, the Company came to a tentative agreement with the insurance carriers to settle its case against them for recovery of past and cost-sharing for future asbestos-related legal defense costs. The settlement is subject to mutual agreement of the terms and conditions in a coverage in place agreement.  The terms of the tentative settlement require the carriers to pay gross defense costs prior to retro-premiums of 65% for future asbestos-related defense costs subject to an annual cap of $1,650,000 for clams covered by the tentative settlement. In addition, a payout of approximately $2,650,000 is expected to be received for past defense costs which will be reduced by contingent legal costs. Further, it is expected that the insurance carriers will accept coverage for indemnity on all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2020. The settlement is expected to be finalized in fiscal 2021. During fiscal 2020 and fiscal 2019, the Company received settlement payments of $381,000 and $484,000, respectively, net of legal fees, from its insurance carriers as partial reimbursement for asbestos-related expenses.  These partial payments have been recorded as gains in cost of products sold.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,423,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2020. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following loss contingencies relate to the Company's Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $768,000 which has been reflected as a liability in the consolidated financial statements at March 31, 2020.

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

The tax authority in Arezzo, Italy also issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 and July 2004 to December 2006 claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. In August 2012, the tax authority in Arezzo, Italy issued notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,500,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,100,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed an appeal of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeal of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decision. In December 2016, Magnetek was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In March 2017, the tax authority rejected the appeal of the assessment for 2005/2006 fiscal year. The tax authority had until October 2017 to appeal this decision. In October 2017, Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2005/2006. In November 2017 Magnetek filed a memorandum with the Italian Revenue Service and the Italian Supreme Court in response to the appeal made by the tax authority. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal 2002/2003. In October 2018 Magnetek was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2002/2003. In November 2018 Magnetek filed a memorandum with the Italian Supreme Court in response to the appeal made by the tax authority.

The Company believes it will be successful and does not expect to incur a liability related to these assessments.

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during fiscal year 2020.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2020. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties, and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $352,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $464,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2020 on an undiscounted basis.

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

As of March 31, 2020 the Company has recorded a reserve of $100,000 for legal costs incurred to date and expected to be incurred related to this matter. The Company previously filed suit against Travelers in District Court seeking coverage under insurance policies in the name of Magnetek’s predecessor Universal Manufacturing.  In July 2019, the District Court ruled that Travelers is obligated to defend Magnetek under these policies in connection with Magnetek’s litigation against Monsanto.  The Court held that Monsanto’s claims against Magnetek fall within the insuring agreement of the Travelers policies and that none of the policy exclusions precluded the possibility of coverage.  The Court also held that Travelers prior settlements with other insureds under the policies did not cut off or release Magnetek’s rights under the policies.  Travelers has moved for reconsideration and has sought discovery from Magnetek and Monsanto in connection with that motion, which is not yet decided, and will have a right of appeal after that motion is decided. Subject to any appeal, Travelers will be required to reimburse Magnetek’s defense costs to date, and fund its defense costs moving forward.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The Act also provides for the foreign-derived intangible income (“FDII”) deduction for corporations that derive gross income from export activities

The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company recorded $525,000 and $0 additional income tax expense as a result of GILTI for the years ended March 31, 2020 and 2019, respectively. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended March 31, 2020 and 2019.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The BEAT tax had no impact on the Company's consolidated financial statements for the years ended March 31, 2020 and 2019.

The FDII provisions of the Act provide an incentive to domestic corporations in the form of a lower tax rate on income derived from tangible and intangible products and services in foreign markets. This lower tax rate is accomplished via an additional tax deduction based on a percentage of qualifying sales. The FDII deduction provided the Company an additional tax benefit of $1,029,000 and $945,000 in the years ended March 31, 2020 and 2019, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. Other tax jurisdictions have enacted similar legislation. The Company is currently evaluating the impact of the CARES Act and other, similar, legislation, but at present does not expect that the provision of the legislation would result in a material income tax benefit.
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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2020	2019	2018
Statutory federal income tax rate (1)	21.00%	21.00%	31.55%
Expected tax at statutory rate	$16,203	$11,108	$15,676
Effect of Tax Reform Act (2), (3)	—	(1,500)	17,602
State income taxes net of federal benefit	1,397	1,728	(37)
Foreign taxes at rates other than statutory federal rate	1,102	(145)	(2,667)
Net loss on sale of businesses (5)	—	4,041	—
Permanent items (8), (9)	266	(1,694)	(2,220)
Valuation allowance (4), (6)	(1,184)	13,190	(104)
Foreign tax credits (4)	—	(15,371)	—
Federal tax credits (7)	(1,903)	(1,376)	(612)
Other	1,603	340	(18)
Actual tax provision expense	$17,484	$10,321	$27,620

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
(6) For fiscal 2020, represents the reversal of a valuation allowance on certain foreign tax credits offset by increases in valuation allowances required in certain foreign jurisdiction.
(7) Federal tax credits include research and development credits and minimum tax credits.
(8) For fiscal 2019, permanent items include a FDII deduction of $945,000.
(9) For fiscal 2020, permanent items include a net GILTI inclusion of $525,000 and a FDII deduction of $1,029,000.

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2020	2019	2018
Current income tax expense (benefit):
United States Federal	$(2,491)	$(1,663)	$1,109
State taxes	626	394	402
Foreign	11,984	12,548	6,141
Deferred income tax expense (benefit):
United States	7,827	5,873	21,177
Foreign	(462)	(6,831)	(1,209)
	$17,484	$10,321	$27,620

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2020	2019
Deferred tax assets:
Federal net operating loss carryforwards	$18,091	$21,990
State and foreign net operating loss carryforwards	7,142	8,069
Employee benefit plans	31,471	27,955
Insurance reserves	3,216	3,204
Accrued vacation and incentive costs	3,218	4,766
Federal tax credit carryforwards	11,922	17,685
ASC 842 Lease Liability	9,048	—
Equity compensation	1,974	2,285
Other	7,319	4,449
Valuation allowance	(15,036)	(16,881)
Deferred tax assets after valuation allowance	78,365	73,522
Deferred tax liabilities:
Property, plant, and equipment	(1,962)	(2,429)
ASC 842 Right-of-Use Asset	(8,938)	—
Intangible assets	(59,397)	(63,468)
Total deferred tax liabilities	(70,297)	(65,897)
Net deferred tax assets (liabilities)	$8,068	$7,625

The net deferred tax asset increased in fiscal 2020 primarily as a result of an increase is accrued employee benefits and the amortization of certain intangible assets, offset by the utilization of federal and state net operating losses and certain tax credits.

The gross amount of the Company’s deferred tax assets were $93,401,000 and $90,403,000 at March 31, 2020 and 2019, respectively.

The valuation allowance includes $2,696,000, $2,372,000, and $3,837,000 related to foreign net operating losses at March 31, 2020, 2019, and 2018, respectively. The Company’s foreign subsidiaries have net operating loss carryforwards that expire in periods ranging from five years to indefinite.

The federal net operating losses arose from the acquisition of Magnetek and have expiration dates ranging from 2021 through 2035 and are subject to certain limitations under U.S. tax law. The state net operating losses have expiration dates ranging from 2020 through 2038.  The federal tax credits have expiration dates ranging from 2032 to indefinite.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2020	2019
Net non-current deferred tax assets	$26,281	$27,707
Net non-current deferred tax liabilities	(18,213)	(20,082)
Net deferred tax assets (liabilities)	$8,068	$7,625

Net non-current deferred tax liabilities are included in other non-current liabilities.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Income from continuing operations before income tax expense includes foreign subsidiary income of $37,577,000, $14,362,000, and $25,144,000 for the years ended March 31, 2020, 2019, and 2018, respectively. As of March 31, 2020, the Company had approximately $137,000,000 of undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the U.S. with the exception of the current earnings from one foreign subsidiary. Any repatriation of these amounts would not be expected to result in a material increase to income tax expense due to the one-time transition tax and the new U.S. territorial tax system. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

During fiscal 2018, the Company adopted ASU No. 2016-09. There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2020 and 2019. The tax effect to the Company from these share transactions during fiscal 2020 and 2019 was a reduction to income tax expense of ($169,000) and ($1,129,000), respectively.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2020	2019	2018
Beginning balance	$936	$592	$975
Additions for tax positions of the current year	—	550	444
Reductions for prior year tax positions	(802)	(141)	—
Foreign currency translation	(2)	(65)	20
Lapses in statutes of limitation	—	—	(847)
Ending balance	$132	$936	$592

The Company had $46,000 and $38,000 accrued for the payment of interest and penalties at March 31, 2020 and 2019, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2020 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions. The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for fiscal 2015 resulting in no adjustments. The Company has no current U.S. income tax examinations or audits.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2016 and in Germany for tax years prior to March 31, 2012. The Company has a current tax examination in Germany for fiscal years 2012 to 2014.

The Company anticipates that total unrecognized tax benefits will change due to the settlement of audits in certain foreign jurisdictions prior to March 31, 2021.

18.     Leases

Transition

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASC 842"). ASC 842 requires the recognition of lease ROU assets and lease liabilities by lessees for those leases classified as operating leases and additional disclosures regarding the nature of the Company's leases, significant judgments made, and amounts recognized in the financial statements relating to those leases. The Company adopted this standard effective April 1, 2019 under the modified retrospective method whereas comparative period information is not restated. In addition, the Company elected the package of practical expedients which permits the Company to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, and to not reassess initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets and made an accounting policy election to not record leases with an initial term of twelve months or less on the balance sheet for all classes of underlying assets.

As a result of the adoption of ASC 842, the Company recognized an initial operating lease ROU assets of $35,553,000 on April 1, 2019 with a corresponding lease liability of the same amount. The standard did not materially impact the Company's Consolidated Statement of Operations or the Consolidated Statements of Cash Flows for the fiscal year ending March 31, 2020.

Nature of leases

The Company's leases are classified as operating leases and consist of manufacturing facilities, sales offices, distribution centers, warehouses, vehicles, and equipment. For leases with terms greater than twelve months, at lease commencement the Company recognizes a ROU asset and a lease liability. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's Consolidated Balance Sheet. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Additionally, because the Company has elected to not separate lease and non-lease components, variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance, and other operating expenses.

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

As of March 31, 2020, the Company does not have any significant additional operating leases that have not yet commenced.

Significant assumptions or judgments

The discount rate implicit within each lease is generally not readily determinable, therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term, and the currency in which lease payments are made.

The following table presents the weighted average remaining lease term and discount rate:

March 31, 2020
Weighted-average remaining lease term (in years)	6.74
Weighted-average discount rate	4.05%

Amounts recognized on the financial statements

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of March 31, 2020 (in thousands):

	Balance sheet classification	March 31, 2020
Assets	Other assets	$38,125

Current	Accrued liabilities	6,924
Non-current	Other non current liabilities	31,629
Total liabilities		$38,553

Operating lease expense of $8,869,000 for the fiscal year ending March 31, 2020 is included in income from operations on the Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the fiscal year ending March 31, 2020. Rental expense for the years ended March 31, 2019 and 2018 was $12,248,000 and $13,020,000, respectively, under ASC 840 (prior to the adoption of ASC 842).

Other lease disclosures

At March 31, 2020, the maturities of operating lease liabilities were as follows (in thousands):

Year:	March 31, 2020
2021	$8,285
2022	7,756
2023	6,853
2024	4,662
2025	4,190
Thereafter	12,136
Total undiscounted lease payments	$43,882
Less: imputed interest	$5,329
Present value of lease liabilities	$38,553

Supplemental cash flow information related to operating leases is as follows (in thousands):

Year ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8,593
ROU assets obtained in exchange for new operating lease liabilities	$10,589

19.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2020	2019	2018
Net sales:
United States	$450,242	$485,969	$455,483
Germany	175,492	196,055	195,807
Europe, Middle East, and Africa (Excluding Germany)	121,600	127,453	120,887
Canada	21,984	22,206	20,672
Asia Pacific	14,193	17,749	19,082
Latin America	25,651	26,850	27,488
Total	$809,162	$876,282	$839,419

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

	Year Ended March 31,
	2020	2019	2018
Total assets:
United States	$518,914	$496,580	$477,712
Germany	438,210	429,859	514,244
Europe, Middle East, and Africa (Excluding Germany)	86,638	85,680	99,598
Canada	9,979	8,688	7,469
Asia Pacific	20,314	22,129	23,630
Latin America	19,217	18,635	19,793
Total	$1,093,272	$1,061,571	$1,142,446

	Year Ended March 31,
	2020	2019	2018
Long-lived assets:
United States	$272,816	$282,456	$293,576
Germany	327,420	342,150	409,827
Europe, Middle East, and Africa	9,561	10,163	11,356
Canada	1,192	1,319	1,172
Asia Pacific	4,928	5,781	6,847
Latin America	1,197	1,190	1,499
Total	$617,114	$643,059	$724,277

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2020	2019	2018
Hoists	$520,217	$546,924	$532,925
Chain and rigging tools	68,666	89,215	79,884
Industrial cranes	16,058	30,967	35,071
Actuators and rotary unions	77,957	77,719	71,525
Digital power control and delivery systems	100,658	98,187	84,565
Elevator application drive systems	25,606	25,548	24,423
Other	—	7,722	11,026
Total	$809,162	$876,282	$839,419

On December 28, 2018, the Company sold its Tire Shredder business, and on February 28, 2019, the Company sold Crane Equipment and Service Inc. and Stahlhammer Bommern GmbH. In fiscal year 2019, these businesses accounted for chain and rigging tools sales of $12,289,000, industrial cranes sales of $14,184,000, and other sales of $7,722,000.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2020 and 2019:

	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Net sales	$212,712	$207,609	$199,355	$189,486
Gross profit	75,612	73,493	67,872	66,209
Income from operations	27,043	25,231	20,886	16,664
Net income (loss)	$18,579	$16,599	$15,250	$9,244

Net income (loss) per share – basic	$0.79	$0.70	$0.64	$0.39

Net income (loss) per share – diluted	$0.78	$0.69	$0.63	$0.39

	Three Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Net sales	$224,992	$217,142	$217,415	$216,733
Gross profit	79,647	75,900	73,405	76,045
Income from operations	13,503	24,825	6,646	24,468
Net income (loss)	$7,706	$15,912	$(782)	$19,741

Net income (loss) per share – basic	$0.33	$0.68	$(0.03)	$0.84

Net income (loss) per share – diluted	$0.33	$0.67	$(0.03)	$0.83

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

21.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2020	2019
Foreign currency translation adjustment – net of tax	$(34,359)	$(25,355)
Pension liability – net of tax	(79,651)	(55,601)
Postretirement obligations – net of tax	1,950	1,847
Split-dollar life insurance arrangements – net of tax	(1,340)	(1,391)
Derivatives qualifying as hedges – net of tax	(950)	(2,552)
Accumulated other comprehensive loss	$(114,350)	$(83,052)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $7,445,000, $2,566,000, and $(6,848,000) for fiscal 2020, 2019, and 2018 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2020	2019	2018
Net unrealized investment gain (loss) at beginning of year	$—	$888	$699
Unrealized holdings gain (loss) arising during the period	—	—	189
Reclassification adjustments for gain included in earnings	—	—	—
Adoption of ASU 2016-01	—	(888)	—
Net change in unrealized gain (loss) on investments	—	(888)	189
Net unrealized investment gain at end of year	$—	$—	$888

Changes in accumulated other comprehensive income by component for the year ended March 31, 2020 are as follows (in thousands):

	March 31, 2020
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(55,145)	$(25,355)	$(2,552)	(83,052)
Other comprehensive income (loss) before reclassification	(25,449)	(9,004)	4,772	(29,681)
Amounts reclassified from other comprehensive loss to net income	1,553	—	(3,170)	(1,617)
Net current period other comprehensive (loss) income	(23,896)	(9,004)	1,602	(31,298)
Ending balance net of tax	$(79,041)	$(34,359)	$(950)	$(114,350)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2020 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$2,074	(1)
	2,074	Total before tax
	(521)	Tax benefit
	$1,553	Net of tax

Change in derivatives qualifying as hedges
	$(54)	Cost of products sold
	(327)	Interest expense
	(3,907)	Foreign currency
	(4,288)	Total before tax
	1,118	Tax benefit
	$(3,170)	Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 — Pensions and Other Benefit Plans for additional details.)

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard requires all leases with durations greater than twelve months to be recognized on the balance sheet as right-of-use ("ROU") assets and leases liabilities. The standard also requires additional disclosures about leasing arrangements and requires a modified retrospective transition approach for existing leases, whereby the standard will be applied to the earliest year presented. The Company adopted this standard and all related standards effective April 1, 2019. Refer to Note 18 (Leases) for the transition impact and further details.

Other Topics adopted in fiscal 2020

In July 2019, the FASB issued ASU No. 2019-07, "Codification Updates to SEC Sections." The standard aligns the guidance in various SEC sections of the codification with the requirements of certain SEC final rules. The standard became effective upon issuance and the standard did not have a material impact on the financial statements for the twelve months ended March 31, 2020.

In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting (Topic 550 and 718)." The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees (accounted for under ASC 550) would be aligned with the requirements for share-based payments granted to employees (accounted for under ASC 718). The Company adopted this standard effective April 1, 2019 and the standard did not have a material impact on the financial statements for the twelve months ended March 31, 2020.

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

In August 2017, the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities (Topic 815)." The standard better aligns an entity’s financial reporting for hedging relationships with risk management activities and reduces the complexity for the application of hedge accounting. For example, the ASU continues to require an initial prospective quantitative hedge effectiveness assessment and documentation at hedge inception. However, if certain criteria are met, entities can elect to subsequently perform prospective and retrospective effectiveness assessments qualitatively, unless facts and circumstances change, and the hedge effectiveness assessment generally does not need to be completed until the first quarterly hedge effectiveness assessment date (i.e., up to three months). The new standard also removes the concept of separately measuring and reporting hedge ineffectiveness and requires a company to present the earnings effect of the hedging instrument, including any ineffectiveness, in the same income statement line item in which the earnings effect of the hedged item is reported. The Company adopted this standard effective April 1, 2019 and the standard did not have a material impact on the financial statements for the twelve months ended March 31, 2020. The Company adopted the guidance on the modified retrospective basis and did not recognize a cumulative effect adjustment upon adoption as the Company had not recognized ineffectiveness on any of the hedging instruments existing as of the date of adoption.

Other Topics not yet adopted

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is elective and is relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under topics such as debt, leases, and derivatives. The optional amendments are effective for all entities as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We are currently evaluating the impact the standard will have on our consolidated financial statements if we chose to elect.

In March 2020, the FASB issued ASU No. 2020-03, "Codification Improvements to Financial Instruments." The ASU makes narrow-scope improvements to various aspects of the financial instruments guidance, including the current expected credit losses CECL) standard issued in 2016. Certain issues (topics) in the standard are effective upon issuance and did not have a material impact on our consolidated financial statements. The two issues that pertain to CECL are effective when the Company adopts ASU 2016-13 (fiscal 2021, discussed below).

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company has made significant progress on its implementation plan and is on track to adopt this standard effective fiscal 2021. We are currently updating our existing allowance for doubtful accounts policy and enhancing our controls in order to comply with the new standard and expect the impact to consolidated financial statement to be immaterial. However, the Company is monitoring the impact that COVID-19 is having on our customers and their outstanding receivable balances and is taking preventative measures, such as tightening credit limits and increasing bad debt expense, as necessary.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2020, 2019, and 2018
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition/Divestiture	Deductions		Balance at End of Period
Year ended March 31, 2020:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,264	$3,115	$(69)	$—	$1,254	(1)	$5,056
Deferred tax asset valuation allowance	16,881	(1,184)	(661)	—	—		15,036
Total	$20,145	$1,931	$(730)	$—	$1,254		$20,092
Reserves on balance sheet:
Accrued general and product liability costs	$12,686	$3,033	$—	$—	$3,775	(2)	$11,944
Year ended March 31, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,520	$784	$(112)	$(26)	$902	(1)	$3,264
Deferred tax asset valuation allowance	4,671	13,190	(848)	(132)	—		16,881
Total	$8,191	$13,974	$(960)	$(158)	$902		$20,145
Reserves on balance sheet:
Accrued general and product liability costs	$13,582	$2,887	$—	$—	$3,783	(2)	$12,686
Year ended March 31, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,676	$1,184	$153	$—	$493	(1)	$3,520
Deferred tax asset valuation allowance	4,585	(104)	190	—	—		4,671
Total	$7,261	$1,080	$343	$—	$493		$8,191
Reserves on balance sheet:
Accrued general and product liability costs	$13,335	$3,965	$—	$—	$3,718	(2)	$13,582

_________________

(1)	Uncollectible accounts written off, net of recoveries

(2)	Insurance claims and expenses paid

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control over Financial Reporting

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Columbus McKinnon Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated May 27, 2020 expressed an unqualified opinion thereon.

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
May 27, 2020

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2020 and upon the filing of such Proxy Statement, is incorporated by reference herein.

The charters of our Audit Committee, Compensation and Succession Committee, and Governance and Nomination Committee are available on our website at www.columbusmckinnon.com and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our directors.  Our code of ethics, the Columbus McKinnon Corporation Legal Compliance & Business Ethics Manual, is available on our website at www.columbusmckinnon.com. We intend to disclose any amendment to, or waiver from, the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 10 of Form 8-K by posting such amendment or waiver, as applicable, on our website.

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2020 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2020 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2020 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2020 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	91

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

#10.48
Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and certain of its executive officers. (incorporated by reference to Appendix to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

#10.49
Amendment to the Company’s non-qualified deferred compensation plan, effective January 1, 2013. (incorporated by reference to Exhibit 5.02 of the Company’s Current Report on Form 8-K filed on July 19, 2012)

#10.50	2016 Long Term Incentive Plan effective August 3, 2016 (incorporated by reference to Exhibit 4.1 of the Company’s S-8 filed on August 3, 2016, as amended June 5, 2019.

#10.51	Credit agreement dated January 31, 2017. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2017)

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

*101	The financial statements from the Company’s Annual Report on Form 10-K for the twelve months ended March 31, 2020 formatted in iXBRL
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*     Filed herewith
#     Indicates a Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 27, 2020
COLUMBUS McKINNON CORPORATION

		By:	/s/ Richard H. Fleming
Richard H. Fleming
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard H. Fleming	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 27, 2020

Richard H. Fleming

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer)	May 27, 2020

Gregory P. Rustowicz

/s/ Jeanne Beliveau-Dunn	Director	May 27, 2020

Jeanne Beliveau-Dunn

/s/ Aziz S. Aghili	Director	May 27, 2020

Aziz S. Aghili

/s/ Liam G. McCarthy	Director	May 27, 2020

Liam G. McCarthy

/s/ Heath A. Mitts	Director	May 27, 2020

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	May 27, 2020

Nicholas T. Pinchuk

/s/ Kathryn V. Roedel	Director	May 27, 2020

Kathryn V. Roedel

/s/ R. Scott Trumbull	Director	May 27, 2020

R. Scott Trumbull

/s/ Ernest R. Verebelyi	Chairman Emeritus	May 27, 2020

Ernest R. Verebelyi