Form 10-Q
period 2020-06-30
COLUMBUS MCKINNON CORP
filed 2020-07-30
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2020
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

If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
The number of shares of common stock outstanding as of July 27, 2020 was: 23,882,051 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2020

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$152,236	$114,450
Trade accounts receivable, less allowance for doubtful accounts ($6,430 and $5,056, respectively)	96,464	123,743
Inventories	124,572	127,373
Prepaid expenses and other	19,662	17,180
Total current assets	392,934	382,746
Property, plant, and equipment, net	76,662	79,473
Goodwill	322,914	319,679
Other intangibles, net	217,109	217,962
Marketable securities	7,510	7,322
Deferred taxes on income	26,044	26,281
Other assets	59,416	59,809
Total assets	$1,102,589	$1,093,272

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$38,940	$57,289
Accrued liabilities	91,896	93,585
Current portion of long term debt	29,450	4,450
Total current liabilities	160,286	155,324
Term loan and revolving credit facility	246,268	246,856
Other non current liabilities	229,433	227,507
Total liabilities	635,987	629,687
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 23,851,225 and 23,771,620 shares issued and outstanding	239	238
Additional paid in capital	288,583	287,256
Retained earnings	287,472	290,441
Accumulated other comprehensive loss	(109,692)	(114,350)
Total shareholders' equity	466,602	463,585
Total liabilities and shareholders' equity	$1,102,589	$1,093,272

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands, except per share data)
Net sales	$139,070	$212,712
Cost of products sold	94,273	137,100
Gross profit	44,797	75,612

Selling expenses	18,695	22,755
General and administrative expenses	18,429	19,600
Research and development expenses	2,769	2,792
Loss on sales of businesses	—	169
Amortization of intangibles	3,115	3,253
	43,008	48,569

Income from operations	1,789	27,043
Interest and debt expense	3,188	3,852
Investment (income) loss	(577)	(302)
Foreign currency exchange (gain) loss	84	(410)
Other (income) expense, net	3,026	162
Income (loss) before income tax expense (benefit)	(3,932)	23,741
Income tax expense (benefit)	(963)	5,162
Net income (loss)	$(2,969)	$18,579

Average basic shares outstanding	23,802	23,431
Average diluted shares outstanding	23,802	23,777

Basic income (loss) per share:	$(0.12)	$0.79

Diluted income (loss) per share:	$(0.12)	$0.78

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Net income (loss)	$(2,969)	$18,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,802	1,395
Change in derivatives qualifying as hedges, net of taxes of $4, $252	(13)	(758)
Change in pension liability and postretirement obligation, net of taxes of $(537), $33	1,869	(99)
Total other comprehensive income (loss)	4,658	538
Comprehensive income (loss)	$1,689	$19,117

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2020	$238	$287,256	$290,441	$(114,350)	$463,585
Net income (loss)	—	—	(2,969)	—	(2,969)
Change in foreign currency translation adjustment	—	—	—	2,802	2,802
Change in derivatives qualifying as hedges, net of tax of $4	—	—	—	(13)	(13)
Change in pension liability and postretirement obligations, net of tax of $(537)	—	—	—	1,869	1,869
Stock options exercised, 11,236 shares		183	—	—	183
Stock compensation expense	—	2,071	—	—	2,071
Restricted stock units released, 68,369 shares, net of shares withheld for minimum statutory tax obligation	1	(927)	—	—	(926)
Balance at June 30, 2020	$239	$288,583	$287,472	$(109,692)	$466,602

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2019	$234	$277,518	$236,459	$(83,052)	$431,159
Net income	—	—	18,579	—	18,579
Change in foreign currency translation adjustment	—	—	—	—	—
Change in net unrealized gain on investments	—	—	—	1,395	1,395
Change in derivatives qualifying as hedges, net of tax of $252	—	—	—	(758)	(758)
Change in pension liability and postretirement obligations, net of tax of $33	—	—	—	(99)	(99)
Stock options exercised, 102,344 shares	1	979	—	—	980
Stock compensation expense	—	1,556	—	—	1,556
Restricted stock units released, 41,370 shares, net of shares withheld for minimum statutory tax obligation	—	(519)	—	—	(519)
Balance at June 30, 2019	$235	$279,534	$255,038	$(82,514)	$452,293

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	(2,969)	$18,579
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,081	7,403
Deferred income taxes and related valuation allowance	(1,500)	415
Net loss (gain) on sale of real estate, investments and other	(494)	(268)
Stock based compensation	2,071	1,556
Amortization of deferred financing costs	665	665
Loss on sales of businesses	—	169
Non-cash pension settlement expense (See Note 10)	2,722	—
Non-cash lease expense	1,876	1,952
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	27,955	(5,827)
Inventories	3,924	(3,879)
Prepaid expenses and other	(2,766)	(1,755)
Other assets	(39)	107
Trade accounts payable	(18,248)	(6,800)
Accrued liabilities	(7,926)	(6,322)
Non-current liabilities	(2,836)	(8,155)
Net cash provided by (used for) operating activities	9,516	(2,160)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,034	636
Purchases of marketable securities	(880)	(1,039)
Capital expenditures	(1,088)	(1,854)
Proceeds from pending sale of building (See Note 2)	6,363	—
Proceeds from sale of equipment	—	51
Net (payments) proceeds from the sale of businesses	—	(214)
Net cash provided by (used for) investing activities	5,429	(2,420)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	185	980
Borrowings (repayments) under line-of-credit agreements	25,000	—
Repayment of debt	(1,112)	(10,000)
Payment of dividends	(1,427)	(1,404)
Other	(927)	(518)
Net cash provided by (used for) financing activities	21,719	(10,942)
Effect of exchange rate changes on cash	1,122	145
Net change in cash and cash equivalents	37,786	(15,377)
Cash, cash equivalents, and restricted cash at beginning of year	114,700	71,343
Cash, cash equivalents, and restricted cash at end of period	$152,486	$55,966

Supplementary cash flow data:
Interest paid	$2,339	$3,200
Income taxes paid (refunded), net	$762	$1,401
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2020

1. Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at June 30, 2020, the results of its operations for the three month periods ended June 30, 2020 and June 30, 2019, and cash flows for the three months ended June 30, 2020 and June 30, 2019, have been included. Results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. The balance sheet at March 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2020.

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

The Company’s material handling products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users. During the three month periods ended June 30, 2020 and 2019, sales to customers in the United States were approximately 54% and 55%, respectively.

2. Disposals

As part of its business strategy, the Company is consolidating its manufacturing footprint. The Company previously announced in fiscal 2019 the closure of its Salem, Ohio facility. In fiscal 2020 the Company announced that it plans to consolidate its hoist manufacturing facility in Lisbon, Ohio with its Wadesboro, North Carolina and Damascus, Virginia facilities in fiscal 2021. The Salem, Ohio facility consolidation was completed during the first quarter of fiscal 2020 and the Lisbon, Ohio consolidation is expected to be complete next quarter. In total, $1,113,000 and $506,000 are included in Cost of products sold on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2020 and June 30, 2019, respectively, related to the consolidation of the Salem and Lisbon facilities. Costs incurred include accelerated depreciation, accelerated lease costs, severance and other payroll related costs, and a potential refund of a previously recorded tax credit which may need to be refunded to the state.

Further, the Company is closing one of its facilities located in France and consolidating these operations into one of its German facilities. $815,000 of costs included in Cost of products sold, $233,000 in General and administrative expenses, and $94,000 included in Selling expenses on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2020, are related to this consolidation, which primarily are severance costs.

The Company is in the process of selling one of its owned manufacturing facilities in China as a result of its plan to consolidate two of its Hangzhou, China manufacturing facilities into one and reorganize its Asia Pacific operations. During the three months ended June 30, 2020, the Company received cash in the amount of 45 million RMB (approximately $6,363,000) from a buyer to purchase the facility, however, the sale was not finalized as transfer of the title deed was not completed. The net book value of the building was $2,396,000 and is included in the Property, plant, and equipment, net line of the Condensed Consolidated Balance Sheet at June 30, 2020. The new owner will take possession when title transfers in the second quarter of fiscal 2021. The Company recorded an offsetting Accrued liability to the cash received from the buyer as of June 30, 2020. The Company expects the title deed to the facility to be transferred and the sale of the building to be completed at a gain, net of direct sale expenses, during the second quarter of fiscal 2021.

3. Revenue & Receivables

Revenue Recognition:

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

For additional information on the Company’s revenue recognition policy refer to the consolidated financial statements included in the 2020 10-K.

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

The following table illustrates the balance and related activity for customer advances in the three months ending June 30, 2020 and June 30, 2019 (in thousands):

Customer advances (contract liabilities)	June 30, 2020	June 30, 2019
March 31, beginning balance	$10,796	$11,501
Additional customer advances received	9,873	11,339
Revenue recognized from customer advances	(7,775)	(8,380)
Other (1)	329	52
June 30, ending balance	$13,223	$14,512

        (1) Other includes the impact of foreign currency translation

During the three months ended June 30, 2020, revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $3,386,000 and $2,361,000 as of June 30, 2020 and March 31, 2020, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3,256,000. We expect to recognize approximately 70% of these sales over the next twelve months.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the three months ending June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended
Net Sales by Product Grouping	June 30, 2020	June 30, 2019
Industrial Products	$53,717	$93,489
Crane Solutions	68,988	98,643
Engineered Products	16,327	20,561
All other	38	19
Total	$139,070	$212,712

Industrial products include: manual chain hoists, electrical chain hoists, rigging/ clamps, industrial winches, hooks, shackles, and other forged attachments. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuations systems. The All other product grouping includes miscellaneous revenue. The prior year net sales have been reclassified to be consistent with the current period presentation.

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

Accounts Receivable:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard effective April 1, 2020 under the modified retrospective method whereas comparative period information is not restated. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements, therefore no cumulative effect or catch up adjustment to the opening balance of retained earnings was recorded. Additionally, the Company identified and implemented appropriate changes to it's allowance for doubtful accounts policy and internal controls to support reporting and disclosures.

Under ASU 2016-13, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. In response to COVID-19, the Company continues to monitor the impact that COVID-19 is having on our customers and their outstanding receivable balances and is taking preventative measures, such as reducing credit limits and increasing bad debt expense, as necessary.

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the three months ending June 30, 2020 (in thousands):

Allowance for doubtful accounts	June 30, 2020
March 31, beginning balance	$5,056
Bad debt expense	1,559
Less uncollectible accounts written off, net of recoveries	(225)
Other (1)	40
June 30, ending balance	$6,430

(1) Other includes the impact of foreign currency translation

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

The Company uses quoted market prices when valuing its marketable securities and, consequently, the fair value is based on Level 1 inputs. These marketable securities consist of equity and fixed income securities. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's pension-related annuity contract is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in Other assets on the Condensed Consolidated Balance Sheets. The carrying value of the Company’s Term Loan approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,510	$7,510	$—	$—
Annuity contract	2,109	—	2,109	—
Derivative Assets (Liabilities):
Foreign exchange contracts	72	—	72	—
Interest rate swap liability	(3,178)	—	(3,178)	—
Cross currency swap liability	(7,817)	—	(7,817)	—
Cross currency swap asset	1,281	—	1,281	—

Disclosed at fair value:
Term loan	$(250,490)	$—	$(250,490)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,322	$7,322	$—	$—
Annuity contract	2,059	—	2,059	—
Derivative assets (liabilities):
Foreign exchange contracts	285	—	285	—
Interest rate swap asset	(3,296)	—	(3,296)	—
Cross currency swap liability	(5,254)	—	(5,254)	—
Cross currency swap asset	1,750	—	1,750	—

Disclosed at fair value:
Term loan	$(239,899)	$—	$(239,899)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2020, the Term loan has been recorded at carrying value which approximates fair value.

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

Please refer to the 2020 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2020 balance sheet.

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
At cost - FIFO basis:
Raw materials	$89,168	$85,452
Work-in-process	22,223	25,876
Finished goods	33,350	33,216
Total at cost FIFO basis	144,741	144,544
LIFO cost less than FIFO cost	(20,169)	(17,171)
Net inventories	$124,572	$127,373

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

The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $341,000 and a gain of $137,000 in the three months ended June 30, 2020 and June 30, 2019, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three months ended June 30, 2020 and June 30, 2019, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $3,657,000 and $3,402,000 as of June 30, 2020 and March 31, 2020, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $194,000 and $110,000 in the three months ended June 30, 2020 and June 30, 2019, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. The June 30, 2020 and March 31, 2020 trade accounts receivable balance due from EMC are $4,940,000 and $4,166,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7. Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has two reporting units as of June 30, 2020 and March 31, 2020.   The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,613,000 and $9,593,000 at June 30, 2020 and March 31, 2020 and the Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $313,301,000 and $310,086,000 at June 30, 2020 and March 31, 2020, respectively.

Refer to the 2020 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the quarter ended June 30, 2020.

A summary of changes in goodwill during the three months ended June 30, 2020 is as follows (in thousands):

Balance at April 1, 2020	$319,679
Currency translation	3,235
Balance at June 30, 2020	$322,914

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of June 30, 2020 and March 31, 2020, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,134	$(4,383)	$1,751	$6,016	$(4,238)	$1,778
Indefinite lived trademark	47,007	—	47,007	46,670	—	46,670
Customer relationships	182,298	(47,094)	135,204	179,882	(44,216)	135,666
Acquired technology	46,719	(14,043)	32,676	46,669	(13,306)	33,363
Other	3,222	(2,751)	471	3,143	(2,658)	485
Total	$285,380	$(68,271)	$217,109	$282,380	$(64,418)	$217,962

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 15 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 5 years for other, and 18 years in total. Trademarks with a carrying value of $47,007,000 as of June 30, 2020 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $3,115,000 and $3,253,000 for the three month periods ended June 30, 2020 and 2019, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $12,500,000.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of June 30, 2020.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2020, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2020, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2020 fair values reflected in the table below. During the three months ended June 30, 2020, the Company was not in default of any of its derivative obligations.

As of June 30, 2020, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. The notional amount of this derivative is $175,923,000, and this contract matures by January 31, 2022. From its June 30, 2020 balance of AOCL, the Company expects to reclassify approximately $961,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $3,354,000, and all contracts mature by March 31, 2021. From its June 30, 2020 balance of AOCL, the Company expects to reclassify approximately $130,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company has foreign currency forward agreements that are not designated as cash flow hedges. The notional amount of these derivatives is $3,979,000, and all contracts mature by December 31, 2020.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and have a total notional amount of $150,623,000 as of June 30, 2020. The changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its June 30, 2020 balance of AOCL, the Company expects to reclassify approximately $1,128,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
June 30, 2020	Foreign exchange contracts	$(125)	Cost of products sold	$8
June 30, 2020	Interest rate swaps	(173)	Interest expense	(262)
June 30, 2020	Cross currency swaps	(2,273)	Foreign currency exchange (gain) loss	(2,305)

June 30, 2019	Foreign exchange contracts	—	Cost of products sold	1
June 30, 2019	Interest rate swap	(1,413)	Interest expense	247
June 30, 2019	Cross currency swaps	(1,001)	Foreign currency exchange (gain) loss	(1,904)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
June 30, 2020	Foreign currency exchange (gain) loss	$(18)
June 30, 2019	Foreign currency exchange (gain) loss	35

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2020	March 31, 2020
Foreign exchange contracts	Prepaid expenses and other	$92	$318
Foreign exchange contracts	Accrued liabilities	(2)	(33)
Interest rate swap	Prepaid expenses and other	—	—
Interest rate swap	Other assets	—	—
Interest rate swap	Accrued liabilities	(1,484)	(1,402)
Interest rate swap	Other non current liabilities	(1,694)	(1,894)
Cross currency swap	Prepaid expenses and other	1,281	1,750
Cross currency swap	Accrued liabilities	—	—
Cross currency swap	Other non current liabilities	(7,817)	(5,254)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2020	March 31, 2020
Foreign exchange contracts	Accrued Liabilities	(18)	—

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

During the three months ended June 30, 2020, the Company drew $25,000,000 from the Revolver for liquidity and working capital purposes. The borrowings on the Revolver triggered the debt covenant provision which requires the Total Leverage Ratio not to exceed 3.00:1.00 as of December 31, 2019 and thereafter. As of June 30, 2020, the Company's Total Leverage Ratio was below the allowed maximum, therefore, this Company is in compliance with the provision of the Credit Agreement.

The outstanding principal balance of the Term Loan was $258,238,000 as of June 30, 2020. The Company repaid $1,113,000 of required principal payments on the Term Loan during the three months ended June 30, 2020. The Company is obligated to make $4,450,000 of principal payments over the next 12 months. In response to COVID-19 the Company is seeking to take all appropriate measures to protect the cash flow and liquidity of the Company. As such, only the required principal amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There were $25,000,000 in outstanding borrowings and $16,730,000 in outstanding letters of credit issued against the Revolver as of June 30, 2020. The $25,000,000 in outstanding borrowings is recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet as the Company plans to pay down the balance within the next 12 months. The outstanding letters of credit as of June 30, 2020 consisted of $873,000 in commercial letters of credit and $15,857,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of June 30, 2020 and March 31, 2020. The accumulated amortization balances were $7,170,000 and $6,645,000 as of June 30, 2020 and March 31, 2020, respectively.

The gross balance of deferred financing costs associated with the Revolver is $2,789,000 as of June 30, 2020 and March 31, 2020, which is included in other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $1,906,000 and $1,766,000 as of June 30, 2020 and March 31, 2020, respectively.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2020, unsecured credit lines totaled approximately $2,471,000, of which $0 was drawn. In addition, unsecured lines of $14,450,000 were available for bank guarantees issued in the normal course of business of which $10,553,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2020 10-K for further information on its debt arrangements.

10. Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019
Service costs	$261	$267
Interest cost	3,115	3,699
Expected return on plan assets	(3,479)	(3,973)
Net amortization	881	569
Settlement	2,722	—
Net periodic pension (benefit) cost	$3,500	$562

During the quarter ended June 30, 2020, certain employees in one of the Company's U.S. pension plans accepted an offer to settle their pension obligation with a lump sum payment. These lump sum settlements are one of the steps the Company is taking to terminate the plan by transferring the liabilities to a third-party. As a result, the Company recorded a settlement charge in the amount $2,722,000 which was recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The Company expects to complete the plan termination during fiscal 2021, at which point the Company may record another settlement charge.

The Company currently plans to contribute approximately $5,010,000 to its pension plans in fiscal 2021.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019
Interest cost	$14	$20
Amortization of plan net losses	(52)	(40)
Net periodic postretirement (benefit) cost	$(38)	$(20)

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2020 10-K.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019
Numerator for basic and diluted earnings per share:
Net income	$(2,969)	$18,579

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	23,802	23,431
Effect of dilutive employee stock options and other share-based awards	—	346
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	23,802	23,777

Stock options, restricted stock units, and performance shares with respect to 1,155,000 common shares for the three months ended June 30, 2020 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss. Stock options, restricted stock units, and performance shares with respect to 292,000 common shares for the three months ended June 30, 2019 were not included in the computation of diluted loss per share because they were antidilutive. For the three months ended June 30, 2019, 70,000 contingently issuable common shares were excluded because a performance condition had not yet been met.

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

During the first three months of fiscal 2021, there were 11,000 shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2020, 106,792 shares of restricted stock units vested and were issued.

On July 20, 2020 the Company's Board of Directors declared a dividend of $0.06 per common share. The dividend will be paid on August 17, 2020 to shareholders of record on August 7, 2020. The dividend payment is expected to be approximately $1,435,000.

Refer to the Company’s consolidated financial statements included in its 2020 10-K for further information on its earnings per share and stock plans.

12. Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $11,902,000 as of June 30, 2020, of which $8,402,000 is included in Other non current liabilities and $3,500,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	June 30, 2020	March 31, 2020
Accrued general and product liability, beginning of period	$11,944	$12,686
Add provision for claims	825	3,233
Deduct payments for claims	(867)	(3,975)
Accrued general and product liability, end of period	$11,902	$11,944

The per occurrence limits on the self-insurance for general and product liability coverage to the Columbus McKinnon through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2021.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company utilizes an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2021.

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of June 30, 2020 a total of $857,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2021.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $3,800,000 and $6,900,000 using actuarial parameters of continued claims for a period of 37 years from June 30, 2020. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,434,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2020. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company believes that a share of its previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company has been engaged in a legal action against the insurance carriers for those policies to recover past expenses and future costs incurred. In March of fiscal 2020, the Company came to a tentative agreement with the insurance carriers to settle its case against them for recovery of past and cost-sharing for future asbestos-related legal defense costs. The settlement is subject to mutual agreement of the terms and conditions in a coverage in place agreement.  The terms of the tentative settlement require the carriers to pay gross defense costs prior to retro-premiums of 65% for future asbestos-related defense costs subject to an annual cap of $1,650,000 for clams covered by the tentative settlement. In addition, a payout of approximately $2,650,000 is expected to be received for past defense costs which will be reduced by contingent legal costs. Further, it is expected that the insurance carriers will accept coverage for indemnity on all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2020. The settlement is expected to be finalized in fiscal 2021. The Company received settlement payments of $290,000 during the three months ended June 30, 2019, net of legal fees, from its insurance carriers as partial reimbursement for asbestos-related expenses.  These partial payments have been recorded as gains in cost of products sold. No payments were received in fiscal 2021.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $6,761,000, which has been reflected as a liability in the Condensed Consolidated Statement of Operations as of June 30, 2020. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following loss contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos-related liability including legal costs is estimated to be approximately $708,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at June 30, 2020.

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

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2021.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2021. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $305,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $484,000 for all environmental matters related to Magnetek in the consolidated financial statements as of June 30, 2020 on an undiscounted basis.

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

As of June 30, 2020, the Company has recorded a reserve of $126,000 for legal costs incurred to date and expected to be incurred related to this matter.  The Company previously filed suit against Travelers in District Court seeking coverage under insurance policies in the name of Magnetek’s predecessor Universal Manufacturing.  In July 2019, the District Court ruled that Travelers is obligated to defend Magnetek under these policies in connection with Magnetek’s litigation against Monsanto.  The Court held that Monsanto’s claims against Magnetek fall within the insuring agreement of the Travelers policies and that none of the policy exclusions precluded the possibility of coverage.  The Court also held that Travelers prior settlements with other insureds under the policies did not cut off or release Magnetek’s rights under the policies.  Travelers has moved for reconsideration and has sought discovery from Magnetek and Monsanto in connection with that motion, which is not yet decided, and will have a right of appeal after that motion is decided. Subject to any appeal, Travelers will be required to reimburse Magnetek’s defense costs to date and fund its defense costs moving forward.

The Company is also engaged in similar coverage litigation against Transportation Insurance Company in the Circuit Court of Cook County, Illinois.  The Company has sought a ruling that Transportation Insurance Company is also obligated to reimburse Magnetek’s defense costs to date, and fund its defense costs moving forward.  That motion is not yet fully briefed.

13. Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 24% and 22% in the quarters ended June 30, 2020 and June 30, 2019. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 22% for fiscal 2021.

Refer to the Company’s consolidated financial statements included in its 2020 10-K for further information on income taxes.

14. Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three-month period ended June 30, 2020 are as follows (in thousands):

	Three months ended June 30, 2020
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(79,041)	$(34,359)	$(950)	$(114,350)
Other comprehensive income (loss) before reclassification	(890)	2,802	(2,572)	(660)
Amounts reclassified from other comprehensive loss	2,759	—	2,559	5,318
Net current period other comprehensive income (loss)	1,869	2,802	(13)	4,658
Ending balance net of tax	$(77,172)	$(31,557)	$(963)	$(109,692)

Details of amounts reclassified out of AOCL for the three-month period ended June 30, 2020 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense (2)
	$3,551	(1)
	3,551	Total before tax
	(792)	Tax (benefit) expense
	$2,759	Net of tax

Change in derivatives qualifying as hedges
	$(10)	Cost of products sold
	337	Interest expense
	2,964	Foreign currency
	3,291	Total before tax
	(732)	Tax (benefit) expense
	$2,559	Net of tax

(1)These AOCL components are included in the computation of net periodic pension cost. (See Note 10 — Net Periodic Benefit Cost for additional details.)

(2) During the quarter ended June 30, 2020, certain employees in one of the Company's U.S. pension plans accepted an offer to settle their pension obligation with a lump sum payment which resulted in an adjustment to other comprehensive income (See Note 10 — Net Periodic Benefit Cost).

15. Leases

The Company's leases are classified as operating leases and consist of manufacturing facilities, sales offices, distribution centers, warehouses, vehicles, and equipment. For leases with terms greater than twelve months, at lease commencement the Company recognizes a right-of-use ("ROU") asset and a lease liability. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's Condensed Consolidated Balance Sheet. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.

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

The following table illustrates the balance sheet classification for ROU assets and lease liabilities (in thousands):

	Balance sheet classification	June 30, 2020	March 31, 2020
Assets	Other assets	$37,086	$38,125

Current	Accrued liabilities	7,087	6,924
Non-current	Other non current liabilities	30,548	31,629
Total liabilities		$37,635	$38,553

Operating lease expense of $2,233,000 and $2,313,000 for the three months ending June 30, 2020 and June 30, 2019, respectively, is included in income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the three months ending June 30, 2020 and June 30, 2019.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three months ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,160	$2,250
ROU assets obtained in exchange for new operating lease liabilities	$619	$260

16. Effects of New Accounting Pronouncements

ASU 2016-13 (Topic 326) - Adopted in fiscal 2021

In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses." The ASU allows, among other aspects, companies to make accounting policy elections to simplify certain aspects of the presentation and measurement of accrued interest on receivables as well as certain practical expedients for disclosure of accrued interest and financial assets secured by collateral maintenance provisions. The ASU was adopted in connection with the adoption of ASU 2016-13 described below.

In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The ASU allows companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The ASU was adopted in connection with the adoption of ASU 2016-13 described below.

In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses." The ASU changes the effective date of ASU 2016-13, Financial Instruments - Credit Losses, to fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard and all related standards effective April 1, 2020. Refer to Note 3 (Revenue & Receivables) for the transition impact and further details.

Other Topics adopted in fiscal 2021

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)." The ASU changes the fair value measurement disclosure requirements including new, eliminated, and modified disclosure requirements of ASC 820. For instance, the ASU requires the addition of disclosures for Level 3 fair value measurements with unrealized gains and losses included in other comprehensive income and disclosure of the range of the weighted average used to develop significant unobservable inputs for Level 3 measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted for any eliminated or modified disclosures. The Company adopted this standard effective April 1, 2020 and the standard did not have a material impact on the financial statements for the three months ended June 30, 2020.

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

Our revenue base is geographically diverse with approximately 46% derived from customers outside the U.S. for the three months ended June 30, 2020. Our expansion within the European market with the acquisition of STAHL further expands our geographic diversity. We believe this will help balance the impact of changes that will occur in local economies, as well as benefit the Company from growth in emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Our principal raw materials and components purchases were approximately $318 million in fiscal 2020 (or 60% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our global purchasing group to take advantage of volume discount. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral.

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

Like many global companies, we are being affected by COVID-19. While the severity and duration of this global pandemic is not known at this time, we are seeking to take all appropriate measures to protect the cash flow and liquidity of the Company. This includes reducing our cost base, reducing working capital needs, and reducing capital expenditures. We have a flexible capital structure composed of a Credit Agreement that includes a Term Loan that requires quarterly principal payments of $1.1 million and a $100 million Revolver. During the three months ended June 30, 2020, the Company drew $25 million from the Revolver for liquidity and working capital purposes demonstrating it has a strong, supportive bank group.

Results of Operations

Three Months Ended June 30, 2020 and June 30, 2019

Net sales in the fiscal 2021 quarter ended June 30, 2020 were $139,070,000, down $73,642,000 or 34.6% from the fiscal 2020 quarter ended June 30, 2019 net sales of $212,712,000. Net sales were negatively impacted by $74,126,000 due to decreased sales volume, offset by price increases which positively impacted sales by $2,435,000. Foreign currency translation unfavorably impacted sales by $1,951,000 for the three months ended June 30, 2020.

Gross profit in the fiscal 2021 quarter ended June 30, 2020 was $44,797,000, a decrease of $30,815,000 or 40.8% from the fiscal 2020 quarter ended June 30, 2019 gross profit of $75,612,000. Gross profit margin was 32.2% in the fiscal 2021 three months ended June 30, 2020 compared to 35.5% in fiscal 2020. The decrease in gross profit was due to lower sales volume which reduced gross profit by $26,993,000, $4,296,000 in decreased productivity net of other cost changes, $1,422,000 in net costs incurred in factory closures, $329,000 in current year severance costs, and $290,000 received in the prior year from insurance settlement which did not reoccur in the quarter ended June 30, 2020. These gross profit decreases were offset by $2,391,000 of price increases net of material inflation and $736,000 in decreased tariffs. The translation of foreign currencies had a $611,000 unfavorable impact on gross profit in the three months ended June 30, 2020.

Selling expenses were $18,695,000 and $22,755,000 in the fiscal 2021 and 2020 first quarters ended June 30, 2020 and 2019, respectively. As a percentage of consolidated net sales, selling expenses were 13.4% and 10.7% in the fiscal 2021 and 2020 three months ended June 30, 2020 and 2019, respectively. Selling expense decreased primarily due to lower sales volume in the three months ended June 30, 2020. Foreign currency translation had a $295,000 favorable impact on selling expenses.

General and administrative expenses were $18,429,000 and $19,600,000 in the fiscal 2021 and 2020 first quarters ended June 30, 2020 and 2019, respectively. As a percentage of consolidated net sales, general and administrative expenses were 13.3% in the three months ended June 30, 2020 and 9.2% in the three months ended June 30, 2019. The decrease in general and administrative expenses was primarily due to $804,000 of lower incentive compensation expense offset by $534,000 in stock compensation expense primarily related to stock granted to the Company's Chief Executive Officer's. A reduction in travel related business expenses and professional services in response to COVID-19 further contributed to the reduction in general and administrative expenses which more than offset $1,070,000 of incremental bad debt expense. Foreign currency translation had a $252,000 favorable impact on general and administrative expenses.

Research and development expenses remained consistent at $2,769,000 and $2,792,000 in the fiscal 2021 and 2020 first quarters ended June 30, 2020 and 2019, respectively. As a percentage of consolidated net sales, research and development expenses were 2.0% and 1.3% in the fiscal 2021 and 2020 three months ended June 30, 2020 and 2019.

A Loss on sales of businesses in the amount of $169,000 was recorded in the three months ended June 30, 2019 primarily as a result of a final working capital adjustment.

Amortization of intangibles was $3,115,000 and $3,253,000 in the fiscal 2021 and 2020 first quarters ended June 30, 2020 and 2019, respectively, with the decrease related to currency and certain intangible assets that are now fully amortized.

Interest and debt expense was $3,188,000 in the first quarter ended June 30, 2020 compared to $3,852,000 in the first quarter ended June 30, 2019 and primarily related to a decrease in interest and debt expense on the Company's Term Loan due to lower average borrowings outstanding during the fiscal 2021 period, offset by interest on the Revolver borrowings.
Investment income of $577,000 and $302,000 in the first quarters ended June 30, 2020 and 2019, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6.

Other expense was $3,026,000 in the first quarter ended June 30, 2020 compared to $162,000 in the first quarter ended June 30, 2019. The increase primarily related to a $2,722,000 settlement charge as a result to steps taken to terminate one of the Company's U.S. pension plans, as described in Note 10.

Income tax expense as a percentage of income from continuing operations before income tax expense was 24% and 22% in the quarters ended June 30, 2020 and June 30, 2019, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 22% for fiscal 2021.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $152,486,000 at June 30, 2020, an increase of $37,786,000 from the March 31, 2020 balance of $114,700,000.

Cash flow from operating activities

Net cash provided by operating activities was $9,516,000 for the three months ended June 30, 2020 compared with net cash used by operating activities of $2,160,000 for the three months ended June 30, 2019. A decrease in trade accounts receivable of $27,955,000, non-cash adjustments to net income of $12,421,000, and a decrease in inventory of $3,924,000 contributed to the increase in cash provided by operating activities for the the three months ended June 30, 2020. This increase in cash was offset by a net loss of $2,969,000, a decrease in trade accounts payable of $18,248,000, a decrease in accrued expenses and non-current liabilities of $10,762,000. The decrease in accrued expenses and non-current liabilities primarily consists of the fiscal 2020 annual incentive plan payments and $2,160,000 in cash paid for amounts included in the measurement of operating lease liabilities during the three months ended June 30, 2020.

The net used by operating activities for the three months ended June 30, 2019 primarily consisted of an increase in inventory of $3,879,000, an increase in trade accounts receivable of $5,827,000, a decrease in trade accounts payable of $6,800,000, and a decrease in accrued expenses and non-current liabilities of $14,477,000. The decrease in accrued expenses and non-current liabilities primarily consists of the fiscal 2019 annual incentive plan payments and $6,225,000 in U.S. pension plan contributions paid during the three months ended June 30, 2019. The decrease in cash was offset by net income of $18,579,000 and non-cash adjustments to net income of $11,892,000 for the three months ended June 30, 2019.

Cash flow from investing activities

Net cash provided by investing activities was $5,429,000 for the three months ended June 30, 2020 compared with net cash used by investing activities of $2,420,000 for the three months ended June 30, 2019. The most significant source of cash was $6,363,000 in proceeds received from a pending sale of a building owned in China. The most significant use of cash in the fiscal 2021 period was $1,088,000 in capital expenditures

The net cash used by investing activities for the three months ended June 30, 2019 was primarily due to $1,854,000 in capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities was $21,719,000 for the three months ended June 30, 2020 compared with net cash used for financing activities of $10,942,000 for the three months ended June 30, 2019. The most significant source of cash was $25,000,000 from borrowings on the Revolver, offset by $1,112,000 in repayments on our Term Loan, dividends paid in the amount of $1,427,000, and by $742,000 in net outflows from stock related transactions, which includes proceeds of $185,000 from stock options exercised.

The most significant uses of cash for the three months ended June 30, 2019 were $10,000,000 in repayments on our Term Loan and dividends paid in the amount of $1,404,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Facilities will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of June 30, 2020, $79,564,000 of cash and cash equivalents were held by foreign subsidiaries.

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

During the three months ended June 30, 2020, the Company drew $25,000,000 from the Revolver for liquidity and working capital purposes. The borrowings on the Revolver triggered the debt covenant provision which requires the Total Leverage Ratio not to exceed 3.00:1.00 as of December 31, 2019 and thereafter. As of June 30, 2020, the Company's Total Leverage Ratio was below the allowed maximum, therefore, this Company is in compliance with the provision of the Credit Agreement.

The outstanding principal balance of the Term Loan was $258,238,000 as of June 30, 2020. The Company repaid $1,113,000 of required principal payments on the Term Loan during the three months ended June 30, 2020. The Company is obligated to make $4,450,000 of principal payments over the next 12 months. In response to COVID-19 the Company is seeking to take all appropriate measures to protect the cash flow and liquidity of the Company. As such, only the required principal amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There were $25,000,000 in outstanding borrowings and $16,730,000 in outstanding letters of credit issued against the Revolver as of June 30, 2020. The $25,000,000 in outstanding borrowings is recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet as the Company plans to pay down the balance within the next 12 months. The outstanding letters of credit as of June 30, 2020 consisted of $873,000 in commercial letters of credit and $15,857,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan was $14,690,000 as of June 30, 2020 and March 31, 2020. The accumulated amortization balances were $7,170,000 and $6,645,000 as of June 30, 2020 and March 31, 2020, respectively.

The gross balance of deferred financing costs associated with the Revolver is $2,789,000 as of June 30, 2020 and March 31, 2020, which is included in other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $1,906,000 and $1,766,000 as of June 30, 2020 and March 31, 2020, respectively.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2020, unsecured credit lines totaled approximately $2,471,000, of which $0 was drawn. In addition, unsecured lines of $14,450,000 were available for bank guarantees issued in the normal course of business of which $10,553,000 was utilized.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2020 and June 30, 2019 were $1,088,000 and $1,854,000, respectively. We expect capital expenditure spending for fiscal 2021 of approximately $15,000,000, excluding acquisitions and strategic alliances.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have two reporting units, the Duff Norton reporting unit and the Rest of Products reporting unit, which have goodwill totaling $9,613,000 and $313,301,000, respectively, at June 30, 2020.

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

Refer to our 2020 10-K for additional information regarding our annual goodwill impairment process.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks as previously disclosed in the Company’s 2020 10-K for the year ended March 31, 2020 other than the following which has been modified:

We have been and may continue to be materially and adversely impacted by the effects of COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments will cause disruption to both our domestic and international operations and sales activities. The continued operation of our facilities is subject to local laws and regulations. While all of our facilities have been deemed essential under applicable law there is no guarantee this will continue. Our third-party manufacturers, suppliers, distributors, sub-contractors and customers have been and will continue to be disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing operations or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could adversely affect our business, operations, and customer relationships. In addition, COVID-19 or other disease outbreaks will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows.

Item 4. Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1. Legal Proceedings – none.

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2020 10-K for the year ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3. Defaults upon Senior Securities – none.

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information – none.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 formatted in iXBRL, as follows:

(i) Condensed Consolidated Balance Sheets June 30, 2020 and March 31, 2020;

(ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019

(iii) Condensed Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2020 and 2019

(iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019

(v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020 and 2019

(vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	July 30, 2020	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)