Form 10-K
period 2021-03-31
COLUMBUS MCKINNON CORP
filed 2021-05-26
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34362
_________________

COLUMBUS McKINNON CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-0547600
(State of Incorporation)	(I.R.S. Employer Identification Number)

205 Crosspoint Parkway
Buffalo, New York 14068
(Address of principal executive offices, including zip code)

(716) 689-5400
(Registrant’s telephone number, including area code)
_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CMCO	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2020 (the second fiscal quarter in which this Form 10-K relates) was approximately $788 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 24, 2021 was 28,340,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2021 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2021 Annual Report on Form 10-K

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, including the impact of the COVID-19 pandemic, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We use words like “will,” “may,” “should,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “future” and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and are based on our current expectations. Except as required by applicable law, we do not undertake and specifically decline any obligation to publicly release any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Actual events or our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

PART I

Item 1.        Business

General

Columbus McKinnon is a leading worldwide designer, manufacturer and marketer of intelligent motion solutions, including motion control products, technologies, automated systems and services, that efficiently and ergonomically move, lift, position and secure materials. Our key products include hoists, crane components, precision conveyors, actuators, rigging tools, light rail workstations, and digital power and motion control systems. These are highly relevant, professional-grade solutions that solve customers’ critical material handling requirements.

The Company is focused on commercial and industrial applications for our products, which require the safety, reliability and quality provided by our advanced design and engineering know-how. Our products are used for mission critical applications where we have established, trusted brands with significant customer retention. Our targeted market verticals include general industries, mobile industries, energy and utilities, process industries, industrial automation, construction and infrastructure, food processing, entertainment, life sciences, consumer packaged goods and e-commerce/supply chain/warehousing.

In March 2021, the Company announced that it had entered into a definitive agreement to acquire Dorner Mfg. Corp. ("Dorner"). The acquisition of Dorner closed on April 7, 2021. Dorner, headquartered in Hartland, Wisconsin, is a leading automation solutions company providing unique, patented technologies in the design, application, manufacturing and integration of high-precision conveying systems. The acquisition of Dorner accelerates the Company’s shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. Dorner is a leading supplier to the stable life sciences, food processing, and consumer packaged goods markets as well as the high growth industrial automation and e-commerce sectors. The addition of Dorner provides attractive complementary adjacencies including sortation and asynchronous conveyance systems. Dorner offers a broad range of precision conveying systems to our product offerings, which include low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, as well as pallet system conveyors. Dorner’s conveying solutions are offered in both modular standard and highly engineered custom formats, along with significant aftermarket offerings and support.

In the United States, we are the market leader for hoists, material handling digital power control systems and precision conveyors, our principal lines of products, and have strong market positions with certain chain, forged fittings, and actuator products. Additionally, in Europe, we believe we are the market leader for manual hoists and a market leader in the heavy load, rail and niche custom applications for actuation. We have achieved this leadership position through strategic acquisitions, our extensive, diverse, and well-established distribution channels and our commitment to product innovation and quality. We believe the substantial breadth of our product offering and broad distribution channels in the United States and Europe provide us a strategic advantage in our markets. The acquisition of STAHL CraneSystems ("STAHL") in fiscal 2017, which is well renowned for its custom engineering lifting solutions and hoisting technology, advanced our position as a global leader in the production of explosion-protected hoists. STAHL serves independent crane builders and Engineering Procurement and Construction ("EPC") firms, providing products to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation, as well as process industries such as chemical and pharmaceuticals.

We initiated our Blueprint for Growth strategy in early fiscal 2018. It originally had three phases. In Phase 1, which was completed during fiscal 2018, we focused on attaining operational control and instilling a performance-based culture to drive results, which included reorganizing the business into three product groups. Phase II, which began in the latter half of fiscal 2018, included simplifying the business with our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Through the simplification process, we identified three businesses in our portfolio that were not a fit with our product offerings and strategy that represented approximately $38 million in revenue in fiscal 2018. By the end of fiscal 2019, we divested these three businesses and completed the closure of one manufacturing facility in Ohio, which provided $2 million in cost savings in fiscal 2020. During fiscal 2020, the Company began to further reduce its manufacturing footprint by initiating the closure and consolidation of the remaining facility in Ohio into our remaining U.S. facilities, which was completed in fiscal 2021. Similarly, one of our manufacturing facilities in China was closed during fiscal 2020 and its operations were consolidated into our other manufacturing facility in China. A small operation in France was closed during fiscal 2021. The annual savings from these factory consolidations is approximately $8.3 million. Simplification with the 80/20 process and other operational efficiencies implemented enabled the consolidations without reducing our ability to serve our customers and address demand. Phase III of the strategy was centered on evolving the business model including optimizing our current product portfolio as well as pursuing acquisitions to advance our transformation into a leading industrial technology company.

We have since evolved our Blueprint for Growth strategy to version 2.0 in order to accelerate our pivot to growth with an emphasis on broadening our expertise in intelligent motion solutions for material handling. Our Blueprint for Growth 2.0 strategy is focused on delivering above market growth through organic and inorganic initiatives as well as improved financial performance, which we believe drives shareholder value creation. The strategy is underpinned with the Columbus McKinnon Business System, ("CMBS") that provides the discipline, processes and core competencies necessary to scale our business. At the core of CMBS are our people and our values.

With CMBS as the foundation, we are well positioned to execute the Core Growth Framework of our Blueprint for Growth 2.0 strategy. The Framework defines four parallel paths for Columbus McKinnon’s growth and provides clear organic and strategic initiatives. We have detailed action plans for each of the paths of our Core Growth framework.

•Strengthening the core is a foundational path focused on initiatives that will strengthen competencies and improve our competitive position within our existing share of our Serviceable Addressable Market (”SAM”). Initiatives include further developing commercial and product management competencies and improving our digital tools for a better, more efficient customer experience.

•Growing the core is a path that is focused on taking greater marker share, both organically and through acquisitions, within our SAM. We are making progress on this path with product localization, new product development and advancements in automation and aftermarket support for our distributors.

•Expanding the core is a path that is focused on improved channel access and geographic expansion. Here we expand beyond our SAM into the broader Total Addressable Market (“TAM”). This will involve building out our presence both geographically and in new verticals with expanded offerings, which we expect we can accomplish organically as well as with acquisitions.

•Reimagining the core is a more transformational path that rethinks our TAM and targets strategic expansion beyond that. As we think more broadly about material handling and increasing trends in intelligent motion, not just lifting, but solutions for how materials move throughout customer environments, there are some compelling ideas that emerge. The Dorner acquisition is an example of reimagining Columbus McKinnon’s core, which added an additional $5 billion to our TAM, which specialty conveying microsegment of material handling is growing at an estimated 6% to 8% rate annually.

The strategy is geared toward investing in new products that solve customers’ tough problems and expanding into new platforms that provide intelligent motion solutions for material handling, such as precision conveyance capabilities. We believe the acquisition of Dorner establishes a platform for expansion supported by new product development, a fragmented competitive landscape and complementary adjacencies. It also allows Dorner to expand geographically and provides us with an entry point into a pipeline of additional acquisition opportunities in the fragmented precision conveying industry.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in industrial capacity utilization, industrial production, and general economic activity indicators, like GDP growth. Both U.S. and Eurozone capacity utilization and the ISM Production Index are leading market indicators for our Company. Like many global companies, we have been, and continue to be, affected by the Novel Coronavirus ("COVID-19"). During fiscal 2021, we took appropriate measures to generate positive operating income and protect the cash flow and liquidity of the Company. This included reducing our cost base, reducing working capital needs, and reducing capital expenditures. These measures helped contribute to positive operating income and strong cash flow throughout fiscal 2021 despite the impact of COVID-19.

Business Description

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; and below-the-hook special purpose lifters; power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. The fiscal 2022 acquisition of Dorner expands our product offerings to include a broad range of highly engineered, precision conveying solutions. Our products are typically manufactured for stock or assembled to order from standard components, and are sold primarily through a variety of commercial distributors and, to a lesser extent, directly to end-users. Our STAHL subsidiary brings market leadership with independent crane builders and EPC firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy-duty trucking, agriculture, logging and mining. The fiscal 2022 Dorner acquisition expands the Company's reach to include the stable life sciences, food processing and consumer packaged goods markets and high growth industrial automation and e-commerce sectors. We also serve a niche market for the entertainment industry, including permanent and traveling concerts, live theater, and sporting venues.

Products

Of our fiscal 2021 sales, $341,887,000, or 53%, were U.S. and $307,755,000 or 47% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2021 and 2020:

	Fiscal Years Ended March 31,
	2021	2020
Hoists	61%	61%
Digital power control and delivery systems	12	12
Actuators and rotary unions	11	10
Chain and rigging tools	7	8
Industrial cranes	6	6
Elevator application drive systems	3	3
	100%	100%

Hoists - We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools, and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to nearly 140 tons with the acquisition of STAHL. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, STAHL, Yale, and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy and utilities, steel and metals processing, mining, transportation, entertainment, and other markets. We also supply hoist trolleys, driven manually or by electric motors, that are used in conjunction with hoists.

We also offer several lines of standard and custom-designed, below-the-hook tooling, clamps, and textile strappings. Below-the-hook tooling, textile, and chain slings and associated forgings, and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoisting or lifting applications.

We also manufacture explosion-protected hoists and custom engineered hoists, including wire rope and manual and electric chain hoists. Our STAHL branded products are sold to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation as well as process industries such as chemical and pharmaceuticals.
Digital Power Control and Delivery Systems - Through our Magnetek brand, we are a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. We are a major supplier in North America of power and motion control systems, which include AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. While we sell primarily to OEMs of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific system solutions.

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

Chain and Rigging Tools - We manufacture alloy and carbon steel chain for various industrial and consumer applications. U.S. federal regulations require the use of alloy chain for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-AlloyTM brand name for use in overhead lifting, pulling, and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications.

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
Industrial Cranes - We manufacture and market under our Unified Industries brand overhead aluminum light rail workstations primarily used in automotive and other industrial applications. We also manufacture crane components and crane kits through our STAHL branded products.

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

High-precision conveying systems – Our fiscal 2022 acquisition of Dorner expands our product offerings to include high-precision, specialty conveyor system solutions. These conveyor systems range from build to order modular standard systems to highly engineered customer solutions. These products offer customers high quality and reliable solutions that enhance productivity and profitability. Our fiscal 2021 results did not include any sales of these products as the acquisition of Dorner was completed on April 7, 2021.

Distribution and Markets

We sell our products and solutions through various distribution channels and direct to certain end users. The following describes our global distribution channels:

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

Backlog

Our backlog of orders at March 31, 2021 was approximately $171,698,000 compared to approximately $131,030,000 at March 31, 2020. The increase is a result of higher order rates as markets recover from COVID-19 and to a lesser extent, changing foreign currency rates. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.  Fluctuations in backlog can reflect the project-oriented nature of certain aspects of our business.

Competitive Conditions

The material handling industry remains fragmented. We face competition from a wide range of regional, national, and international manufacturers globally. In addition, we often compete with individual operating units of larger, highly diversified companies.

The principal competitive factors affecting our business include customer service and support as well as product availability, performance, functionality, brand reputation, reliability, and price. Other important factors include distributor relationships and territory coverage as well as the robustness of our digital tools which impacts the customer experience.

We believe we have leading U.S. market share in various products categories including hoists, trolleys and components, AC and DC material handling drives, screw jacks, and elevator DC drives. These product categories represented 64% of our U.S. net sales for fiscal 2021.

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

Human Capital Management
Headquartered in Buffalo, New York, Columbus McKinnon’s global footprint includes offices and manufacturing facilities in more than 23 countries across North America, Latin America, Europe, Africa and Asia. At March 31, 2021, we had 2,651 employees globally. Approximately 8% of our employees are represented under two separate U.S. collective bargaining agreements that expire in June 2021 and September 2021. We also have various labor agreements with our non-U.S. employees that we negotiate from time to time. We have good relationships with our employees and positive, productive relationships with our unions. We believe the risk of employee or union led disruption in production is remote. The acquisition of Dorner in fiscal 2022 adds approximately 400 employees to our global workforce and four primary manufacturing facilities.

Successful execution of our way forward is dependent on attracting, developing, and retaining key employees and members of our management team, which we achieve through the following:

•We always begin with people and values at the center of all that we do and at the heart of our corporate social responsibility efforts. The Company’s people and the behaviors they display define our success, including integrity, respect and teamwork. Many of our material social factors, including Employee Health and Safety, Training and Development, Talent Recruitment and Retention, Diversity, Equity and Inclusion, and Community Involvement, are directly connected to our commitment to people and values. Our people enable us to grow, and our values ensure we grow responsibly and sustainably.
•The Company believes strongly in workplace safety. We feel it is critical to ensure our most valuable assets, our employees, have a safe environment to work in every day. We added safety as our first core value as we entered fiscal 2021, recognizing the significant impact of the pandemic on everyone’s lives. “Connect safety to everything you do” highlights the importance of safety to our culture. As a permanent agenda item at all management meetings, safety comes first. For fiscal 2021, the Company had an overall safety incident rate of 0.74 (number of injuries and illnesses multiplied by 200,000, divided by hours worked).
•We are committed to embracing diversity, equity and inclusion and making it a part of everything we do. We know the positive impact diverse and inclusive teams have on our business, employees, customers, and communities around the world. We are dedicated to building a company that future generations can be proud of and a team that embraces diversity and appreciates differences across the enterprise. In fiscal 2021, we made diversity, equity and inclusion a strategic development area and hired a Director of Talent and Diversity, Equity and Inclusion to raise awareness and drive behaviors aligned to our values. We have embedded diversity, equity and inclusion into the People and Values framework of the Columbus McKinnon Business System. We are working to create an environment of inclusion. We launched a series of virtual training modules around diversity, inclusion and unconscious bias. We have updated our core value “Win as a team” to specifically address embracing diversity.

In response to the COVID-19 pandemic, we immediately mobilized an Enterprise Covid-19 Task Force and local task forces at each of our manufacturing sites and worked diligently to stay current with constantly evolving information. With guidance from the World Health Organization, U.S. Centers for Disease Control and Prevention, and other health organizations around the world, we implemented strict safety protocols at our sites, such as face covering requirements, daily temperature testing, social distancing, and frequent cleaning and sanitizing measures to keep our employees safe. We had, and continue to have, regular communication with employees to keep them abreast of the corporate-wide expectations and posted signage throughout our facilities to remind our associates of the new heightened safety protocols. All associates who were able to work remotely were asked to do so and all safety protocols and policies were kept up to date by the Enterprise COVID-19 Task Force and documented in a Company “playbook.”

We also recognize our corporate responsibility to advance our Environmental Social and Governance (“ESG”) efforts and to be held accountable for making progress. We are making significant investments in our people and systems to enable meaningful progress in areas including, but not limited to, environmental stewardship, safety for our employees, workplace diversity and inclusion, connecting with our communities, and strong governance and risk management. We are taking deliberate steps to fully integrate ESG into our enterprise strategy, our business system, and our daily actions.

Our focus for fiscal 2021 was to develop and formalize our ESG strategy and build the framework that will enable us to prosper on this exciting journey. Our main objectives for fiscal 2021 included:
•Lay the foundation for our ESG journey with solid processes and policies;
•Make significant investments in forward advancement of ESG (People & Technology enablers);
•Perform extensive data collection and analysis to identify areas for improvement;
•Establish Fiscal Year 2021 as our baseline year for ESG metrics;
•Perform Materiality and Risk Assessments to allow for discipline and focus regarding ESG efforts; and
•Be more transparent with internal and external stakeholders through communications and public disclosures.

As we look forward to fiscal 2022 and beyond, we will continue evolving and improving. We have set aggressive targets and aspirational goals for ourselves and we are committed to holding ourselves accountable to our commitments by embedding them into our business goals.

Raw Materials and Components

Our principal raw material and component purchases aggregated to approximately $255 million in fiscal 2021 (or 59% of Cost of product sold in fiscal 2021) and included steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements that are negotiated on a Company-wide basis through our global purchasing group. Generally, as we experience fluctuations in our costs, we reflect these increases in costs as price increases to our customers with the goal of being margin neutral. Our ability to pass on these increases is dependent upon market conditions.

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state, and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities must comply, and all of our employees have the duty to comply, with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made, and could be required to continue to make, significant expenditures to comply with environmental requirements. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows.
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

See Note 16 to our March 31, 2021 consolidated financial statements for more information on our matters involving litigation.

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

Business Risks

Our business is cyclical and is affected by industrial economic and macroeconomic conditions.

Many of the end-users of our products are in highly cyclical industries, such as manufacturing, power generation and distribution, commercial construction, oil and gas exploration and refining, transportation, agriculture, logging, and mining that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general macroeconomic conditions, including, among others, movements in interest rates, inflation, changes in currency exchange rates and higher fuel and other energy costs, and other factors beyond our control. In particular, higher interest rates could result in decreased demand for our products from end-users, which would have a material adverse effect on our business and results of operations, and higher interest expense related to borrowings under our credit facilities. In addition, inflation can also result in higher interest rates. With inflation, the costs of capital increases, and the purchasing power of our and our end users’ cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. If there is deterioration in the general economy or in the industries we serve, our business, results of operations, and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.
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
Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend on our ability to successfully implement our acquisition strategy, and the successful integration of acquired businesses, including Dorner, into our existing business. We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully integrate acquired businesses, including Dorner, into our existing business or expand into new markets, our sales and earnings growth could be reduced.

The risk related to COVID-19 has, and may in the future continue to, adversely affect our business.

We have been, and may continue to be, materially and adversely impacted by the effects of COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments have caused, and are expected to continue to cause, disruption to both our domestic and international operations and sales activities. The continued operation of our facilities is subject to local laws and regulations. While all of our facilities have been deemed essential under applicable law, there is no guarantee this will continue. Our third-party manufacturers, suppliers, distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing operations or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments have been, and in the future may continue to be, delayed, which could adversely affect our business, operations, and customer relationships. In addition, COVID-19 or other disease outbreaks will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, which could result in an economic downturn that could affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions has, and may in the future continue to, adversely impact our business, financial condition, operating results and cash flows.

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

The Dorner acquired business may underperform relative to our expectations.

Following completion of the acquisition of Dorner, we may not be able to maintain the levels of revenue, earnings or operating efficiency that Dorner and we have achieved or might achieve separately. The business and financial performance of Dorner are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that Dorner has achieved in the past.

The future results of our Company will suffer if we do not effectively manage our expanded operations following the acquisition of Dorner.

Since the completion of the acquisition of Dorner, the size of our business has increased significantly beyond its pre-acquisition size. Our future success depends, in part, upon our ability to manage Dorner, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Dorner business will be successful or that we will realize the expected benefits currently anticipated from the acquisition of Dorner.

We will incur significant acquisition-related integration costs and have incurred significant transaction costs in connection with the acquisition of Dorner and the related financing transactions.

We are currently implementing a plan to integrate the operations of Dorner into the Company. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with this integration including costs for:

•employee retention, redeployment, relocation or severance;
•integration, including of people, technology, operations, marketing, and systems and processes; and
•maintenance and management of customers and other assets;

however, we cannot identify the timing, nature and amount of all such charges. Further, we have incurred significant transaction costs relating to negotiating and completing the acquisition of Dorner and the related financing transactions. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Financial Risks

Changes in the method of determining the London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, although on November 30, 2020 it announced that it had extended the period in which it will continue to publish certain LIBOR tenors, including three-month LIBOR, to June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023, or whether different benchmark rates used to price indebtedness will develop. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly. The interest rate on the Company’s First Lien Term Facility and revolving credit facility have a variable component that is based on LIBOR. The phase-out of LIBOR may negatively impact the terms of our outstanding indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

In connection with the completion of the acquisition of Dorner, our indebtedness has increased significantly. Our indebtedness could limit our cash flow available for operations and our flexibility.

In connection with the completion of the acquisition of Dorner, our indebtedness has increased significantly. In connection with this acquisition, we incurred $650,000,000 of debt under our First Lien Term Facility and, as of March 31, 2021, we had approximately $82,700,000 available for borrowing under the revolving credit facility (after deducting approximately $17,302,000 of letters of credit outstanding as of March 31, 2021). On a pro forma basis, as of March 31, 2021, after giving effect to the acquisition of Dorner and the related financing transactions, including our $207,000,000 offering of common stock completed in May 2021 and associated use of proceeds to pay down outstanding indebtedness under our First Lien Term Facility, we would have had approximately $451,800,000 of debt outstanding under the credit facility and our indebtedness is substantially greater than prior to the acquisition of Dorner.

The degree to which we are leveraged could have important consequences to our shareholders, including the following:

•we may have greater difficulty satisfying our obligations with respect to our indebtedness;
•we must dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be impaired;
•we may be limited in our ability to make additional acquisitions or pay dividends on our common stock;
•our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;
•we may be at a competitive disadvantage relative to our competitors with less indebtedness;
•we may be rendered more vulnerable to general adverse economic and industry conditions;
•our credit ratings may be downgraded; and
•we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates.

Dorner was previously a private company and has not been required to comply with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”).

Sarbanes-Oxley requires public companies to have and maintain effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and to have management report on the effectiveness of those controls on an annual basis (and have its independent public accountants attest annually to the effectiveness of such internal controls). As a private company, Dorner was not required to comply with the requirements of Sarbanes-Oxley.

In connection with the completion of the acquisition of Dorner, we are beginning to apply our Sarbanes-Oxley procedures regarding internal controls over financial reporting with respect to Dorner. This process will require a significant amount of time from our management and other personnel and will require us to expend a significant amount of financial resources, which is likely to increase our compliance costs, and we will be required to assess Dorner’s internal controls over financial reporting beginning one year after the date of the acquisition.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.
We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, Hungary and Malaysia. In addition, we import a portion of our hoist product line from Asia and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2021, approximately 47% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.
Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing components in lower cost countries, such as China, Mexico, Hungary and Malaysia. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

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
Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $307,755,000 in our fiscal year ended March 31, 2021) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

We are subject to debt covenant restrictions.
Our First Lien Term Facility and revolving credit facility contain a financial leverage covenant, which will only be tested if any extensions of credit (other than letters of credit) are outstanding under the revolving credit facility at the end of any fiscal quarter, and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage covenant in our bank credit facilities. Other material adverse changes in our business could also cause us to be in default of our debt covenants. This could result in our being unable to borrow under our bank credit facilities or being obliged to refinance and renegotiate the terms of our indebtedness.

Legal Risks

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2021 consolidated financial statements included in Item 8 of this Form 10-K.
As indicated above, our self-insurance coverage is provided through our captive insurance subsidiary. The reserves of our captive insurance subsidiary are subject to periodic adjustments based upon actuarial evaluations, which adjustments impact our overall results of operations. These periodic adjustments can be favorable or unfavorable.

We are subject to various environmental laws, which may require us to expend significant capital and incur substantial cost.
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

Our future success depends in part on our ability to prevent others from infringing on our proprietary rights, as well as our ability to operate without infringing upon the proprietary rights of others. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the intellectual property rights of others. Intellectual property-related litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. In addition, we could be adversely affected financially should we be judged to have infringed upon the intellectual property of others.

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
General Risks

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

We depend on various information technologies throughout our Company to administer, store, and support multiple business activities, including to process the data we collect, store and use in connection with our business. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on our business, financial condition or results of operations. We are subject to a variety of laws and regulations in the United States, Europe and around the world, as well as contractual obligations, regarding data privacy, security and protection. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, could damage our reputation and adversely affect our business, financial condition and results of operations.

We depend on our management team and the loss of any member could adversely affect our operations.
Our success is dependent on the management and leadership skills of our management team, including our senior team. The loss of any of these individuals or an inability to attract, retain, and maintain additional personnel, especially in a post-COVID job market, could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing management personnel or to attract additional qualified personnel when needed.
On May 14, 2020, the Company announced that David J. Wilson has been named President and CEO effective June 1, 2020. The Company has entered into an Employment Agreement and Change in Control agreement with Mr. Wilson which was filed on Form 8-K on May 14, 2020. Under Mr. Wilson’s leadership, the Company has evolved its Blueprint for Growth strategy to Blueprint for Growth 2.0 and continues to execute as demonstrated by the acquisition of Dorner.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Buffalo, New York (an owned property) and, as of March 31, 2021, conducted our principal manufacturing at the following facilities:

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

In addition, we have a total of 48 sales offices, distribution centers, and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

The addition of Dorner properties expands our footprint in the U.S. (Hartland, WI), Canada, Mexico, France, and Malaysia with Dorner's primary manufacturing facility in the U.S.

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

See Note 16 to our March 31, 2021 consolidated financial statements for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2021, there were 334 holders of record of our common stock.

During fiscal 2021, the Company declared quarterly cash dividends totaling $5,745,000. On March 22, 2021, the Company's Board of Directors declared a regular quarterly dividend of $0.06 per common share. The dividend was paid on May 13, 2021 to shareholders of record as of May 3, 2021 and totaled approximately $1,440,000.

Our current credit agreement allows for the declaration and payment of dividends, subject to specified limitation as set forth in our credit agreement.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2016 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/16
3/17
3/18
3/19
3/20
3/21
Columbus McKinnon Corporation
S&P SmallCap 600 Index
Dow Jones US Diversified Industrials Index
*$100 invested on 3/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Selected Financial Data.

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This section should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

The Company is a leading worldwide designer, manufacturer and marketer of intelligent motion solutions, including motion control products, technologies, automated systems and services, that efficiently and ergonomically move, lift, position and secure materials. Our key products include hoists, crane components, precision conveyors, actuators, rigging tools, light rail workstations, and digital power and motion control systems. These are highly relevant, professional-grade solutions that solve customers’ critical material handling requirements.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 146-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. In accordance with our Blueprint for Growth 2.0 Strategy, we are simplifying the business utilizing our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Shareholder value will be enhanced by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 47% derived from customers outside the U.S. for the year ended March 31, 2021. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

In March 2021, the Company announced that it had entered into a definitive agreement to acquire Dorner. The acquisition of Dorner closed on April 7, 2021. Dorner, headquartered in Hartland, Wisconsin, is a leading automation solutions company providing unique, patented technologies in the design, application, manufacturing and integration of high-precision conveying systems. The acquisition of Dorner accelerates the Company’s shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. Dorner is a leading supplier to the stable life sciences, food processing, and consumer packaged goods markets as well as the high growth industrial automation and e-commerce sectors. The addition of Dorner provides attractive complementary adjacencies including sortation and asynchronous conveyance systems.

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase operating margins as well as further improve our productivity and competitiveness. We have specific initiatives to reduce quote lead-times, improve on-time deliveries, reduce warranty costs, and improve material and factory productivity. The initiatives are being driven by the implementation of our business operating system, CMBS. We are working to achieve these strategic initiatives through business simplification, operational excellence, and profitable growth initiatives. We believe these initiatives will enhance future operating margins.

Our principal raw materials and components purchases were approximately $255 million in fiscal 2021 (or 59% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral.

We operate in a highly competitive and global business environment. We face a variety of opportunities in those markets and geographies, including trends toward increasing productivity of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we execute our long-term growth strategy, we are supported by our strong free cash flow as well as our liquidity position and flexible debt structure. Like many global companies, we have been, and continue to be, affected by COVID-19. During fiscal 2021, we took appropriate measures to generate positive operating income and protect the cash flow and liquidity of the Company. This included reducing our cost base, reducing working capital needs, and reducing capital expenditures. These measures helped contribute to positive operating income and strong cash flow throughout fiscal 2021 despite the impact of COVID-19.

RESULTS OF OPERATIONS

Fiscal 2021 Compared to 2020

Fiscal 2021 sales were $649,642,000, a decrease of 19.7%, or $159,520,000 compared with fiscal 2020 sales of $809,162,000. Sales for the fiscal year were negatively impacted by $177,233,000 in decreased sales volume as a result of the COVID-19 pandemic, offset by price increases which positively impacted sales by $8,566,000.  Favorable foreign currency translation increased sales by $9,147,000.

Gross profit was $220,225,000 and $283,186,000 or 33.9% and 35.0% of net sales in fiscal 2021 and 2020, respectively.  The fiscal 2021 decrease in gross profit of $62,961,000 or 22.2% is the result of $62,797,000 in lower sales volume, $15,980,000 in decreased productivity and unfavorable manufacturing costs, and $382,000 received in the prior year from an insurance settlement which did not reoccur. These decreases were offset by $8,311,000 of price increases net of material inflation, $2,189,000 from a gain recorded for a building sold in China classified as Cost of products sold, $1,705,000 in decreased tariffs, $223,000 in decreased product liability costs, $207,000 in decreased severance costs, and $128,000 in lower costs incurred in fiscal 2021 to consolidate the Company's Ohio operations. The translation of foreign currencies had a $3,435,000 favorable impact on gross profit for the year ended March 31, 2021.

Selling expenses were $76,907,000 and $91,054,000, or 11.8% and 11.3% of net sales in fiscal years 2021 and 2020. Selling expense decreased primarily due to lower variable selling costs and cost measures put in place as a result of the COVID-19 pandemic in fiscal 2021. Foreign currency translation had a $1,204,000 unfavorable impact on selling expenses.

General and administrative expenses were $76,035,000 and $77,880,000 or 11.7% and 9.6% of net sales in fiscal 2021 and 2020, respectively. The decrease in general and administrative expenses was due to $1,674,000 in prior fiscal year factory closure and business realignment costs which did not reoccur in the current fiscal year, $1,452,000 in reduced bad debt expense, a $449,000 gain in general and administrative expenses as a result of the Company selling one of its owned manufacturing facilities in China, $409,000 in decreased medical expenses, and $356,000 in lower legal costs related to an insurance recovery legal action which was settled in fiscal 2021. A reduction in travel related business expenses and professional services in response to the COVID-19 pandemic further contributed to the reduction in general and administrative expenses. These decreases were offset by $4,161,000 of higher stock compensation expense, of which $1,981,000 was reversed in the prior fiscal year for shares that were forfeited upon the former Chief Executive Officer's resignation, offset by $418,000 in lower incentive compensation expense in the current fiscal year. $3,951,000 in Dorner acquisition costs also contributed to higher general and administrative expenses in fiscal 2021. Foreign currency translation had a $395,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $12,405,000 and $11,310,000 in fiscal 2021 and 2020, respectively. As a percentage of consolidated net sales, research and development expenses were 1.9% and 1.4% in fiscal 2021 and 2020. The increase in research and development expenses is primarily due to $525,000 in current year severance costs associated with a research and development facility closure and $307,000 in higher incentive compensation expense in fiscal 2021. Foreign currency translation had a $70,000 unfavorable impact on research and development expenses.

Amortization of intangibles remained relatively consistent at $12,623,000 and $12,942,000 in fiscal 2021 and 2020, respectively, with the decrease related to certain intangible assets that are now fully amortized.
Interest and debt expense was $12,081,000 and $14,234,000 in fiscal 2021 and 2020, respectively, and primarily related to a decrease in interest and debt expense on the Company's Term Loan due to lower average borrowings outstanding during the fiscal 2021 period.
Investment income of $1,693,000 and $891,000, in fiscal 2021 and 2020, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7 to our March 31, 2021 consolidated financial statements.

Foreign currency exchange resulted in a loss of $941,000 and gain of $1,514,000 in fiscal 2021 and 2020, respectively, as a result of foreign currency volatility related to foreign currency denominated sales and purchases and intercompany debt.

Other expense was $20,850,000 in fiscal 2021 and $839,000 in fiscal 2020. The increase primarily related to a $19,038,000 settlement charge as a result of the termination of one of the Company's U.S. pension plans, as described in Note 13 to our March 31, 2021 consolidated financial statements.

Income tax expense as a percentage of income from continuing operations before income tax expense was 9.6% and 22.7% in fiscal 2021 and 2020, respectively. Typically these percentages vary from the U.S. statutory rate of 21% due to varying effective tax rates at the Company's foreign subsidiaries and the jurisdictional mix of income for these subsidiaries. In fiscal 2021 the tax rate was primarily reduced by 6.9 percentage points due to federal tax credits including research and development credits.

Fiscal 2020 Compared to 2019

Fiscal 2020 sales were $809,162,000, a decrease of 7.7%, or $67,120,000 compared with fiscal 2019 sales of $876,282,000. Sales for the year were negatively impacted by $34,195,000 in sales in the previous fiscal year from sold businesses and $32,951,000 in decreased sales volume, offset by $13,169,000 in price increases. Unfavorable foreign currency translation decreased sales by $13,143,000.

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

Selling expenses were $91,054,000 and $97,925,000 or 11.3% and 11.2% of net sales in fiscal years 2020 and 2019. Selling expenses from sold businesses decreased selling expenses by $1,468,000 in fiscal 2020. In addition, we had $804,000 in lower advertising expenses, $550,000 in reduced U.S. warehouse rent expense, $331,000 lower incentive compensation, and $453,000 in costs incurred to consolidate the Salem and Lisbon Ohio facilities classified as selling expense. These decreases were offset by $299,000 in fiscal 2020 severance costs. Additionally, foreign currency translation had a $1,765,000 favorable impact on selling expenses. The remainder of the decrease is due to lower sales volume.

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

A net loss on sales of businesses in the amount of $176,000 was recorded as a result of a final working capital adjustment in the year ended March 31, 2020 from businesses that were sold in fiscal 2019.

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

Investment income of $891,000 and $727,000, in fiscal 2020 and 2019, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7 to our March 31, 2021 consolidated financial statements.

Foreign currency exchange resulted in a gain of $1,514,000 and loss of $843,000 in fiscal 2020 and 2019, respectively, as a result of foreign currency volatility related to foreign currency denominated sales and purchases and intercompany debt.

Other expense was $839,000 in fiscal 2020 and other income was $716,000 in fiscal 2019. This includes components of pension expense (all except service costs, described in Note 13 to our March 31, 2021 consolidated financial statements) and various non-operating income and expense related activities.

Income tax expense as a percentage of income from continuing operations before income tax expense was 22.7% and 19.5% in fiscal 2020 and 2019, respectively. These percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $202,377,000, $114,700,000, and $71,343,000 at March 31, 2021, 2020, and 2019, respectively.

Cash flow from operating activities

Net cash provided by operating activities was $98,890,000, $106,795,000, and $79,499,000 in fiscal 2021, 2020, and 2019, respectively. In fiscal 2021, net income of $9,106,000 and non-cash adjustments to net income of $52,370,000 were the largest contributors to cash provided by operating activities. In addition, cash increased as a result of better working capital performance including a decrease in inventory of $20,659,000, a decrease in trade accounts receivable of $21,472,000, and an increase in trade accounts payable of $10,343,000. The increase in cash was partially offset by a decrease in accrued expenses and non-current liabilities of $10,806,000. The decrease in accrued expenses and non-current liabilities primarily consists of the fiscal 2020 annual incentive plan payments offset by fiscal 2021 incentive plan accruals, $1,316,000 in pension plan contributions net of $3,790,000 of plan assets returned to the Company on the termination of one of its U.S. pension plans, and $8,909,000 in cash paid for amounts included in the measurement of operating lease liabilities.

In fiscal 2020, net income of $59,672,000 and non-cash adjustments to net income of $51,188,000 contributed the most to cash provided by operating activities as well as a decrease in inventory of $15,752,000 and an increase in trade accounts payable of $8,110,000. The increase in cash was partially offset by a decrease in accrued expenses and non-current liabilities of 27,693,000. The net decrease in non-current liabilities is largely due to pension plan contributions of $10,967,000.

Cash flow from investing activities

Net cash (used) provided by investing activities was $(5,548,000), $(9,962,000), and $2,486,000 in fiscal 2021, 2020, and 2019, respectively. In fiscal 2021, the most significant use of cash in investing activities was $12,300,000 in capital expenditures.

In fiscal 2020, the most significant use of cash provided by investing activities was $9,432,000 in capital expenditures.

Cash flow from by financing activities

Net cash used by financing activities was $10,189,000, $51,551,000, and $67,778,000 in fiscal 2021, 2020, and 2019, respectively. In fiscal 2021, the most significant uses of cash were $4,450,000 in repayments on our Term Loan and dividends paid in the amount $5,733,000, offset by $820,000 in net inflows from stock related transactions, which includes proceeds of $1,973,000 from stock options exercised. The Company drew $25,000,000 on the Revolver during the three months ended June 30, 2020 and subsequently repaid the amount in full during the three months ended December 31, 2020 which resulted in no net impact on cash used by financing activities in fiscal 2021.

In fiscal 2020, the most significant uses of cash were $51,113,000 in repayments on our Term Loan and dividends paid in the amount of $5,670,000, offset by $5,232,000 in net inflows from stock related transactions, which included proceeds of $6,000,000 from stock options exercised.

We believe that our cash on hand, cash flows, and borrowing capacity under our New Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restriction exists in accessing cash held by our non-U.S. subsidiaries.  As of March 31, 2021, $111,021,000 of cash and cash equivalents were held by foreign subsidiaries. Subsequent to March 31, 2021, the Company's cash balance decreased by approximately $120,000,000 to fund the Dorner acquisition, however, the Company still believes cash on hand is sufficient to fund ongoing operations and budgeted capital expenditures for the next 12 months.

Debt - Key Terms as of March 31, 2021

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan has a seven-year term maturing in 2024.

On February 26, 2018, the Company amended the Credit Agreement (known as the "First Amended Credit Agreement"). The First Amended Credit Agreement has the same terms mentioned above except for a reduction in interest rates. The applicable rate for the repriced term loan was reduced from 3.00% to 2.50%. The Company accounted for the First Amended Credit Agreement as a debt modification, therefore, debt repricing fees incurred in fiscal 2018 were expensed as General and Administrative expenses and the deferred financing fees incurred as part of the Credit Agreement (discussed below) remain unchanged.

On August 26, 2020, the Company entered into a Second Amendment (known as the "Second Amended Credit Agreement") to the Credit Agreement (as amended by the First Amended Credit Agreement). The First Amended Credit Agreement extends the $100,000,000 secured Revolver which was originally set to expire on January 31, 2022 to August 25, 2023. At March 31, 2021 the Company has not drawn from the Revolver.

The key terms of the agreement are as follows:

•Term Loan: An aggregate $445,000,000 1st Lien Term Loan which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow ("ECF") as defined in the Credit Agreement, the ECF Percentage of the Excess Cash Flow for such fiscal year minus optional prepayment of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the Secured Leverage Ratio as of the last day of the fiscal year.

•Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the Credit Agreement).

•Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Loans is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first twelve months.

•Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2021 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions as of March 31, 2021 and 2020.

The Facility is secured by all U.S. inventory, receivables, equipment, real property, certain subsidiary stock (limited to 65% of non-U.S. subsidiaries) and intellectual property. The Credit Agreement allows the declaration of dividends, but limits our ability to pay dividends.

As discussed in Note 3, the Company completed its acquisition of Dorner on April 7, 2021 and entered into a $750,000,000 credit facility ("First Lien Facilities") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility (the “New Revolving Credit Facility”) in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility. Proceeds from the First Lien Term Facility was used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver. Refer to Note 3 to our March 31, 2021 consolidated financial statements for key terms of the First Lien Facilities, which went into effect during fiscal 2022.

The outstanding balance of the Term Loan was $254,900,000 and $259,350,000 as of March 31, 2021 and 2020, respectively. The Company made $4,450,000 of principal payment on the Term Loan during fiscal 2021 and $51,113,000 of principal payment on the Term Loan during fiscal 2020. The Company is obligated to make $4,450,000 of principal payments over the next 12 months. As previously discussed, in response to COVID-19 the Company is seeking to take all appropriate measures to protect the cash flow and liquidity of the Company. As such, only the required principal amount has been recorded within the current portion of long-term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the Revolving Credit Facility and $17,302,000 outstanding letters of credit as of March 31, 2021. The outstanding letters of credit at March 31, 2021 consisted of $537,000 in commercial letters of credit and $16,765,000 of standby letters of credit.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2021 and 2020. The accumulated amortization balances were $8,744,000 and $6,645,000 as of March 31, 2021 and 2020, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is included in Other assets is $3,615,000 as of March 31, 2021 and $2,789,000 as of March 31, 2020. The accumulated amortization balance is $2,313,000 and $1,766,000 as of March 31, 2021 and March 31, 2020 respectively. These balances are classified in Other assets since no funds were drawn on the Revolving Credit Facility as of March 31, 2021 and March 31, 2020.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2021, unsecured credit lines totaled approximately $2,580,000, of which $0 was drawn. In addition, unsecured lines of $15,478,000 were available for bank guarantees issued in the normal course of business of which $12,598,000 was utilized.

Debt - Key Terms subsequent to March 31, 2021

As discussed in Note 3 to our March 31, 2021 consolidated financial statements, on April 7, 2021, the Company completed its acquisition of Dorner for $485,000,000 on a cash-free, debt-free basis with a working capital adjustment.

To finance the Dorner acquisition, on April 7, 2021 the Company entered into a $750,000,000 credit facility ("First Lien Facilities") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility (the “New Revolving Credit Facility”) in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility ("Bridge Facility"). Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver.

The key terms of the First Lien Facility are as follows:

1) Bridge Facility: An aggregate $650,000,000 Bridge Facility which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow (ECF) as defined in the Credit Agreement, the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Bridge Facility. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year.

2) Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

3) Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin, which is based upon the Company's Total Leverage Ratio (as defined in the Credit Agreement) in the case of Revolver loans.

4) Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Bridge Facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Bridge Facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Facility is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first six months following the closing date.

5) Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and prohibits the Total Leverage Ratio for the Reference Period ended on such date from exceeding (i) 6.75:1.00 as of any date of determination prior to June 30, 2021, (ii) 5.75:1.00 as of any date of determination on June 30, 2021 and thereafter but prior to June 30, 2022, (iii) 4.75:1.00 as of any date of determination on June 30, 2022 and thereafter but prior to June 30, 2023 and (iv)
3.50:1.00 as of any date of determination on June 30, 2023 and thereafter.

6) Collateral: Obligations under the First Lien Facilities are secured by liens on substantially all assets of the Company and its material domestic subsidiaries.

Debt and equity issuance costs were not material in fiscal 2021.

In the first quarter of fiscal 2022, the Company expects to incur $6,272,000 in debt extinguishment costs, of which $5,946,000 relates to the Company's prior Term Loan and $326,000 relates to the Company's prior Revolver. These costs will be classified as Cost of debt refinancing in the Consolidated Statements of Operations.

Further, in fiscal 2022 the Company expects to record $5,432,000 in deferred financing costs on the First Lien Term Facility, which will be amortized over seven years. The Company expects to record $4,027,000 in deferred financings costs on the New Revolver, of which $3,050,000 is related to the new Revolver and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and classified in Other assets since no funds are expected to be drawn on the New Revolver in the first quarter of fiscal 2022.

In addition to the debt borrowing described above, the Company commenced an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay in part outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment, the Bridge Facility was refinanced with a Term Loan B facility. The terms of the Term Loan B facility are similar to the terms for the Bridge Facility with the exception of the limits related to the financial covenants which are triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding. The Term Loan B prohibits the Total Leverage Ratio on such date from exceeding (i) 6.75:1.00 as of any date of determination prior to June 30, 2021, (ii) 5.50:1.00 as of any date of determination on June 30, 2021 and thereafter but prior to June 30, 2022, (iii) 4.50:1.00 as of any date of determination on June 30, 2022 and thereafter but prior to June 30, 2023 and (iv) 3.50:1.00 as of any date of determination on June 30, 2023 and thereafter.

Fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility are expected to be expensed as part of Cost of debt refinancing in the Consolidated Statements of Operations in the amount of $8,531,000 in the first quarter of fiscal 2022.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our expected future cash outflows associated with contractual obligations in effect as of March 31, 2021:

	Total	Fiscal 2022	Fiscal 2023- Fiscal 2024	Fiscal 2025- Fiscal 2026	More Than Five Years
Long-term debt obligations (a)	$255.0	$4.5	$250.5	$—	$—
Interest obligations (b)	22.7	9.1	13.6	—	—
Letter of credit obligations	17.3	15.2	2.1	—	—
Bank guarantees	12.6	12.6	—	—	—
Operating lease obligations (c)	39.8	9.0	13.2	8.3	9.3
Pension funding (d)	233.9	23.8	47.9	47.5	114.7
Total	$581.3	$74.2	$327.3	$55.8	$124.0

(a)As described above, subsequent to March 31, 2021, the Company refinanced its Term Loan and Revolver in connection with its purchase of Dorner. The new required annual principal payments (taking into account the completion of the Company’s underwritten public common stock offering and associated use of proceeds for the repayment of amounts outstanding under the First Lien Term Facilities) will be $4,500,000 plus a required excess cash sweep on the $450,000,000 Term Loan B facility.
(b)Estimated for our Term Loan and Revolving Credit Facility and interest rate swaps as described in Note 10 and Note 12 to our consolidated financial statements. Calculated using a Eurocurrency rate of 1.00% plus an applicable margin of 2.50%.
(c)As described in Note 18 to consolidated financial statements.
(d)As described in Note 13 to consolidated financial statements.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, and enhance safety. Our capital expenditures for fiscal 2021, 2020, and 2019 were $12,300,000, $9,432,000, and $12,288,000 respectively. Excluded from fiscal 2021 capital expenditures is $730,000, $365,000, and $227,000 in property, plant and equipment purchases included in accounts payable at March 31, 2021, 2020, and 2019, respectively. We expect capital expenditure spending in fiscal 2022 to range from $20,000,000 to $25,000,000, of which $3,000,000 to $4,000,000 is attributable to Dorner.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $331,176,000 as of March 31, 2021 is subject to impairment testing. We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have four reporting units, only two of which have goodwill. The Duff-Norton and Rest of Products reporting units have goodwill totaling $9,699,000, and $321,477,000, respectively, at March 31, 2021.

Annual Goodwill Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. We also proceed to the quantitative model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 28, 2021 and determined that it was not more likely than not that the fair value of each of our reporting units was less than that its applicable carrying value. Accordingly, we did not perform the quantitative goodwill impairment test for any of our reporting units during fiscal 2021.

We further test our indefinite-lived intangible asset balance of $47,857,000 consisting of trademarks on our acquisitions on an annual basis for impairment. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we proceed to a quantitative impairment test. We performed the qualitative assessment as of February 28, 2021 and determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than that its applicable carrying value.

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 21 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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

We have been, and may continue to be, materially and adversely impacted by the effects of COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments have caused, and are expected to continue to cause, disruption to both our domestic and international operations and sales activities. The continued operation of our facilities is subject to local laws and regulations. While all of our facilities have been deemed essential under applicable law, there is no guarantee this will continue. Our third-party manufacturers, suppliers, distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing operations or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments have been, and in the future may continue to be, delayed, which could adversely affect our business, operations, and customer relationships. In addition, COVID-19 or other disease outbreaks will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, which could result in an economic downturn that could affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions has, and may in the future continue to, adversely impact our business, financial condition, operating results and cash flows.

In fiscal 2021, 47% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and France and sell our products in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our fiscal year 2017 acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $6,000,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency, which reduces the impact of a significant change in foreign exchange rates on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $3,200,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2021, the notional amount of this derivative was $159,520,000, and the contract matures on January 31, 2022. From its March 31, 2021 balance of AOCL, the Company expects to reclassify approximately $653,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $6,457,000 and all contracts mature by March 31, 2022. From its March 31, 2021 balance of AOCL, the Company expects to reclassify approximately $57,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and had a total notional amount of $119,820,000 as of March 31, 2021. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2021 balance of AOCL, the Company expects to reclassify approximately $901,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2021:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 26, 2021, expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At March 31, 2021, the Company’s goodwill was $331.2 million. As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is qualitatively assessed and quantitatively tested, when necessary, for impairment at least annually at the reporting unit level. For its fiscal 2021 annual impairment test, the Company qualitatively tested goodwill impairment for the Rest of Products reporting unit which had goodwill of $321.5 million.

Auditing management's qualitative assessment for goodwill impairment for the Rest of Products reporting unit was complex and highly judgmental due to the significant judgments required in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In particular, the qualitative assessment requires management to assess the totality of events and circumstances such as macroeconomic conditions, industry and market conditions, overall financial performance, as well as other drivers of fair value and make judgments, on the basis of the weight of evidence, about the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. Our procedures included, among others, testing management’s review and assessment of the qualitative factors considered in its evaluation.

To test the Company’s qualitative assessment for goodwill impairment, we performed audit procedures that included, among others, inspecting the analysis prepared by management and evaluating the evidence gathered by management in support of its assessment of the events and circumstances discussed above. We considered the results of management’s most recent quantitative test as well as events that have occurred since that test was performed. We compared forecasts utilized by management in its most recent quantitative test to actual results. We inspected and analyzed other third-party evidence about, among other things, macroeconomic conditions and their expected trends, long-term growth rates, as well as industry and market conditions and their expected trends. We evaluated the evidence of these conditions and trends that had been gathered by management by agreeing the financial data presented by management to underlying financial records, as well as comparing market conditions and expected trends to economic and industry data. We also inspected evidence about other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, or litigation and qualitatively assessed the impact of those events on the fair value of the Company’s Rest of Products reporting unit.

In addition, we analyzed trends in the Company’s stock price to identify changes in the indicated fair value of the Company and compared the Company’s stock quotes to quoted market price from other independent sources, and we analyzed the Company’s weighted average cost of capital and compared it to the weighted average cost of capital used by management in its most recent quantitative test.

Product Liabilities and Related Legal Costs
Description of the Matter	At March 31, 2021 the Company’s liability for asbestos-related product liability claims and related legal costs was $15.0 million. As discussed in Note 16 to the consolidated financial statements, the Company is involved in asbestos-related litigation the cost of which is paid through a wholly-owned captive insurance company.

Auditing management's estimate of its reserves for asbestos-related product liabilities is complex and highly judgmental due to the significant estimation and judgment required in determining the ultimate outcomes of the cases asserted against the Company and in determining the ultimate costs for the Company to defend against such claims. In particular, the estimated product liability reserve is sensitive to significant assumptions such as case dismissal rates, the number of years case activity might continue, legal and other costs to defend claims. The cost to defend claims takes into consideration the extent to which insurance carriers, under pre-existing insurance policies and pursuant to a legal settlement, are covering future indemnity payments and sharing in payment of future legal defense costs.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s product liability estimation process. Our procedures included, among others, testing management’s review of significant assumptions used for purposes of calculating the estimated liability.

To test the estimated liability for asbestos-related product liability claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the asbestos-related claims data underlying the estimated liability. We compared forecasts of legal defense costs and dismissal ratios utilized by management in prior year reserve estimates to actual defense costs incurred and the actual ratios of asbestos claims asserted to claims dismissed. We inspected analyses prepared by the Company to support the current forecasts of defense costs and dismissal ratios. We inspected correspondence from the Company’s internal counsel as to the number and status of outstanding claims asserted and correspondence from external counsel to evaluate the information provided by management. We involved a specialist to assist with our procedures and to develop an independent range of asbestos-related product liability reserves, which we compared to the Company’s recorded amount.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1917, but we are unable to determine the specific year.

Buffalo, New York
May 26, 2021

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$202,127	$114,450
Trade accounts receivable, less allowance for doubtful accounts ($5,686 and $5,056, respectively)	105,464	123,743
Inventories	111,488	127,373
Prepaid expenses and other	22,763	17,180
Total current assets	441,842	382,746
Net property, plant, and equipment	74,753	79,473
Goodwill	331,176	319,679
Other intangibles, net	213,362	217,962
Marketable securities	7,968	7,322
Deferred taxes on income	20,080	26,281
Other assets	61,251	59,809
Total assets	$1,150,432	$1,093,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$68,593	$57,289
Accrued liabilities	110,816	93,585
Current portion of long-term debt	4,450	4,450
Total current liabilities	183,859	155,324
Term loan and revolving credit facility	244,504	246,856
Other non-current liabilities	191,920	227,507
Total liabilities	620,283	629,687
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 23,984,299 and 23,771,620 shares issued and outstanding	240	238
Additional paid-in capital	296,093	287,256
Retained earnings	293,802	290,441
Accumulated other comprehensive loss	(59,986)	(114,350)
Total shareholders’ equity	530,149	463,585
Total liabilities and shareholders’ equity	$1,150,432	$1,093,272

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$649,642	$809,162	$876,282
Cost of products sold	429,417	525,976	571,285
Gross profit	220,225	283,186	304,997
Selling expenses	76,907	91,054	97,925
General and administrative expenses	76,035	77,880	83,567
Research and development expenses	12,405	11,310	13,491
Net loss on sales of businesses, including impairment	—	176	25,672
Amortization of intangibles	12,623	12,942	14,900
Income from operations	42,255	89,824	69,442
Interest and debt expense	12,081	14,234	17,144
Investment (income) loss, net	(1,693)	(891)	(727)
Foreign currency exchange loss (gain), net	941	(1,514)	843
Other (income) expense, net	20,850	839	(716)
Income from continuing operations before income tax expense	10,076	77,156	52,898
Income tax expense	970	17,484	10,321
Net income	$9,106	$59,672	$42,577

Average basic shares outstanding	23,897	23,619	23,276
Average diluted shares outstanding	24,173	23,855	23,660

Basic income per share	$0.38	$2.53	$1.83

Diluted income per share	$0.38	$2.50	$1.80

Dividends declared per common share	$0.24	$0.24	$0.21

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2021	2020	2019
	(In thousands)
Net income	$9,106	$59,672	$42,577
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,583	(9,004)	(16,708)
Pension liability adjustments, net of taxes of $(13,261), $8,062 and $2,242	41,571	(24,051)	(5,711)
Other post retirement obligations adjustments, net of taxes of $(12), $(35), and $(126)	38	104	475
Split-dollar life insurance arrangement adjustments, net of taxes of $(24), $(17), and $(18)	76	51	69
Change in derivatives qualifying as hedges, net of taxes of $(8), $(565), and $469	96	1,602	(1,037)
Total other comprehensive income (loss)	54,364	(31,298)	(22,912)
Comprehensive income	$63,470	$28,374	$19,665

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2018	$230	$269,360	$197,897	$(59,258)	$408,229
Net income 2019	—	—	42,577	—	42,577
Dividends declared	—	—	(4,903)	—	(4,903)
Change in accounting principle	—	—	888	—	888
Change in foreign currency translation adjustment	—	—	—	(16,708)	(16,708)
Change in net unrealized gain on investments, net of tax of	—	—	—	(883)	(883)
Change in derivatives qualifying as hedges, net of tax of $469	—	—	—	(1,037)	(1,037)
Change in pension liability and postretirement obligations, net of tax of $2,097	—	—	—	(5,166)	(5,166)
Stock compensation - directors	—	430	—	—	430
Stock options exercised, 187,907 shares	4	4,148	—	—	4,152
Stock compensation expense	—	5,768	—	—	5,768
Restricted stock units released, 157,715 shares, net of shares withheld for minimum statutory tax obligation	—	(2,188)	—	—	(2,188)
Balance at March 31, 2019	$234	$277,518	$236,459	$(83,052)	$431,159
Net income 2020	—	—	59,672	—	59,672
Dividends declared	—	—	(5,690)	—	(5,690)
Change in foreign currency translation adjustment	—	—	—	(9,004)	(9,004)
Change in derivatives qualifying as hedges, net of tax of $(565)	—	—	—	1,602	1,602
Change in pension liability and postretirement obligations, net of tax of $8,010	—	—	—	(23,896)	(23,896)
Stock compensation - directors	—	460	—	—	460
Stock options exercised, 296,027 shares	3	5,997	—	—	6,000
Stock compensation expense	—	4,047	—	—	4,047
Restricted stock units released, 82,861 shares, net of shares withheld for minimum statutory tax obligation	1	(766)	—	—	(765)
Balance at March 31, 2020	$238	$287,256	$290,441	$(114,350)	$463,585
Net income 2021	—	—	9,106	—	9,106
Dividends declared	—	—	(5,745)	—	(5,745)
Change in foreign currency translation adjustment	—	—	—	12,583	12,583
Change in derivatives qualifying as hedges, net of tax of $(8)	—	—	—	96	96
Change in pension liability and postretirement obligations, net of tax of $(13,297)	—	—	—	41,685	41,685
Stock compensation - directors	—	540	—	—	540
Stock options exercised, 97,398 shares	2	1,971	—	—	1,973
Stock compensation expense	—	7,482	—	—	7,482
Restricted stock units released, 115,281 shares, net of shares withheld for minimum statutory tax obligation		(1,156)	—	—	(1,156)
Balance at March 31, 2021	$240	$296,093	$293,802	$(59,986)	$530,149

 See accompanying notes.

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2021	2020	2019
Operating activities:	(In thousands)
Net income	$9,106	$59,672	$42,577
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,153	29,126	32,675
Deferred income taxes and related valuation allowance	(8,704)	7,364	(958)
Net loss (gain) on sale of real estate, investments and other	(1,594)	(563)	194
Stock-based compensation	8,022	4,507	6,198
Amortization of deferred financing costs	2,646	2,655	2,655
Loss on sales of businesses	—	176	25,672
Non-cash pension settlement expense (See Note 13)	19,038	—	—
Gain on sale of building (See Note 3)	(2,638)	—	—
Non-cash lease expense	7,447	7,923	—
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	21,472	2,899	(11,328)
Inventories	20,659	15,752	(15,411)
Prepaid expenses and other	(5,128)	(3,857)	(128)
Other assets	874	724	231
Trade accounts payable	10,343	8,110	3,881
Accrued liabilities	(3,174)	(14,304)	6,397
Non-current liabilities	(7,632)	(13,389)	(13,156)
Net cash provided by (used for) operating activities	98,890	106,795	79,499
Investing activities:
Proceeds from sales of marketable securities	5,111	5,380	3,266
Purchases of marketable securities	(4,945)	(5,747)	(2,604)
Capital expenditures	(12,300)	(9,432)	(12,288)
Proceeds from sale of building, net of transaction costs	5,453	—	—
Proceeds from insurance reimbursement	100	—	—
Dividend received from equity method investment	587	—	—
Proceeds from sale of fixed assets	446	51	176
Net (payments) proceeds from the sales of businesses	—	(214)	14,230
Payment of restricted cash to former owner	—	—	(294)
Net cash provided by (used for) investing activities	(5,548)	(9,962)	2,486
Financing activities:
Proceeds from issuance of common stock	1,973	6,000	4,152
Borrowings under line-of-credit agreements	25,000	—	—
Payments under line-of-credit agreements	(25,000)	—	—
Repayment of debt	(4,450)	(51,113)	(65,088)
Fees paid for revolver extension	(826)	—	—
Payment of dividends	(5,733)	(5,670)	(4,652)
Other	(1,153)	(768)	(2,190)
Net cash provided by (used for) financing activities	(10,189)	(51,551)	(67,778)
Effect of exchange rate changes on cash	4,524	(1,925)	(6,429)
Net change in cash and cash equivalents	87,677	43,357	7,778
Cash, cash equivalents, and restricted cash at beginning of year	114,700	71,343	63,565
Cash, cash equivalents, and restricted cash at end of year	$202,377	$114,700	$71,343
Supplementary cash flows data:
Interest paid	$9,451	$11,555	$14,411
Income taxes paid, net of refunds	$10,186	$11,601	$4,840
Property, plant and equipment purchases included in trade accounts payable	$730	$365	$227
Restricted cash presented in Other assets	$250	$250	$250
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

The Company’s material handling products are sold globally, principally to third party distributors through diverse distribution channels and, to a lesser extent, directly to end-users. During fiscal 2021, approximately 53% of sales were to customers in the United States.
2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in Selling expense in the Consolidated Statements of Operations. Advertising expenses were $999,000, $1,648,000, and $2,452,000 in fiscal 2021, 2020, and 2019, respectively. The decrease in fiscal 2021 was due to reduced spending including fewer trade shows expenses as a result of COVID-19.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 8% of the Company’s employees are represented by two separate U.S. collective bargaining agreements which expire in June 2021 and September 2021.

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  As of March 31, 2021, the Company’s one segment is subdivided into two reporting units. Further, the Company adopted ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)," in fiscal 2018, therefore, is no longer required to compare the implied fair value of goodwill with its carrying value amount as part of step two of the goodwill test. An impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value.

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

The Company performed its qualitative assessment as of February 28, 2021 and determined that the quantitative goodwill impairment test was not required for the Rest of Products and Duff-Norton reporting units. Based on various conditions in the current fiscal year, such as financial performance, macroeconomic conditions, and other company specific events, it was determined that the Rest of Products and Duff-Norton's reporting unit's fair value was not more likely than not less than its applicable carrying value. See Note 9 for further discussion of goodwill and intangible assets.

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

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our acquisitions) are tested for impairment on an annual basis. When the Company evaluates the potential for impairment of intangible assets, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2021, it was determined that the trademarks were not impaired.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost of approximately 39% of inventories at March 31, 2021 and 36% at March 31, 2020 have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

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

Additionally, the Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits, and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. As a result of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," discussed in Note 21 and effective in fiscal 2021, the Company has updated its existing allowance for doubtful accounts policy to comply with the new standard.

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

	March 31,
	2021	2020
Balance at beginning of year	$3,581	$3,634
Accrual for warranties issued	2,319	2,723
Warranties settled	(2,778)	(2,548)
Foreign currency translation	206	(228)
Balance at end of year	$3,328	$3,581

3.    Acquisitions & Disposals

Disposals

As part of our business strategy, in the first quarter of fiscal 2019 the Company started the process to sell its Tire Shredder business, its crane builder business, Crane Equipment and Service Inc., and Stahlhammer Bommern GmbH, its European forging business acquired in 2014 (the "Sold Businesses") as they were no longer considered part of the core business or a strategic fit with the Company's long-term growth and operational objectives. On December 28, 2018, the Company sold its Tire Shredder business and recognized a gain. On February 28, 2019, the Company sold the remaining two businesses, Crane Equipment and Service Inc. and Stahlhammer Bommern GmbH, and recognized a loss. As such, there are no remaining businesses which meet the criteria as being held for sale in accordance with ASC 360-10-45-9, "Property, Plant, and Equipment." The businesses were not deemed a strategic shift or significant to be considered discontinued operations.

When businesses or asset groups meet the criteria as held for sale, they are recorded at the lesser of their carrying value or fair value less cost to sell. The Company recognized a gain on the sale of its Tire Shredder business in the amount of $1,059,000 during the twelve months ending March 31, 2019. The Company recognized a loss on Crane Equipment and Service Inc. and Stahlhammer Bommern GmbH in the amount of $26,731,000 during the twelve months ended March 31, 2019. The loss of $26,731,000 recognized during fiscal 2019 includes an impairment loss on the Sold Businesses in the amount of $27,753,000. The impairment loss included a $6,174,000 reduction to goodwill, a $1,872,000 reduction to other intangible assets, a $12,830,000 reduction to property, plant, and equipment, and a $6,877,000 reduction to inventory. Both the gain and loss on sale of business were recorded in Net loss on sales of businesses, including impairment on the Consolidated Statements of Operations and was determined based on the selling price less carrying value, described further in Note 5. Additionally, net sales and pre-tax income (loss) before recognized gain or loss on sales for the three Sold Businesses was $34,195,000 and $3,623,000 for the twelve months ended March 31, 2019. In the twelve months ending March 31, 2020, the Company recognized an additional loss of $176,000 as a result of a final working capital adjustment.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

As part of its Blueprint for Growth 2.0 strategy, the Company is consolidating its manufacturing footprint. The Company previously announced in fiscal 2019 the closure of its Salem, Ohio facility. In fiscal 2020 the Company announced its plans to consolidate its hoist manufacturing facility in Lisbon, Ohio with its Wadesboro, North Carolina and Damascus, Virginia facilities in fiscal 2021. The Salem, Ohio facility consolidation was completed during the first quarter of fiscal 2020 and the Lisbon, Ohio consolidation was completed during the nine months ended December 31, 2020. In total $1,797,000, $2,958,000, and $1,473,000 are included in Cost of products sold on the Consolidated Statements of Operations during the twelve months ended March 31, 2021, 2020, and 2019 respectively, related to the consolidation of the Salem and Lisbon facilities. Costs incurred include accelerated depreciation, accelerated lease costs, severance and other payroll related costs, costs to relocate inventory and machinery and equipment, and a payment of a previously recorded tax credit that will be refunded to the state.

Further, the Company closed one of its facilities located in France and consolidated these operations into one of its German facilities. During the twelve months ended March 31, 2021, $815,000 of costs are included in Cost of products sold, $327,000 in General and administrative expenses, and $94,000 included in Selling expenses on the Consolidated Statements of Operations related to this consolidation, which primarily are severance and legal costs.

During fiscal 2021, the Company sold one of its owned manufacturing facilities in China as a result of its plan to consolidate two of its Hangzhou, China manufacturing facilities into one and reorganize its Asia Pacific operations. The Company received cash in the amount of 45 million RMB (approximately $6,363,000) from the buyer to purchase the facility which resulted in a gain of $2,638,000, of which $2,189,000 is included in Cost of products sold and $449,000 is included in General and administrative expenses on the Consolidated Statements of Operations during the twelve months ended March 31, 2021. $1,455,000 of costs are included in General and administrative expenses and $296,000 are included in Selling expenses on the Consolidated Statements of Operations during the twelve months ended March 31, 2020 related to this consolidation.

Acquisitions - subsequent to March 31, 2021

On April 7, 2021, the Company completed its acquisition of Dorner Mfg. Corp. ("Dorner") for $485,000,000 on a cash-free, debt-free basis with a working capital adjustment. Dorner, headquartered in Hartland, WI, is a leading automation solutions company providing unique, patented technologies in the design, application, manufacturing and integration of high-precision conveying systems. The acquisition of Dorner accelerates the Company’s shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. Dorner is a leading supplier to the life sciences, food processing, and consumer packaged goods markets as well as the faster growing industrial automation and e-commerce sectors.

Acquisition expenses incurred by the Company total $3,951,000 through March 31, 2021 and have been recorded in General and administrative expenses.

To finance the Dorner acquisition, on April 7, 2021 the Company entered into a $750,000,000 credit facility ("First Lien Facilities") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility (the “New Revolving Credit Facility”) in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility ("Bridge Facility"). Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver.

The key terms of the First Lien Facility are as follows:

1) Bridge Facility: An aggregate $650,000,000 Bridge Facility which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow (ECF) as defined in the Credit Agreement, the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Bridge Facility. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year.

2) Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

3) Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin, which is based upon the Company's Total Leverage Ratio (as defined in the Credit Agreement) in the case of Revolver loans.

4) Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Bridge Facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Bridge Facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Facility is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first six months following the closing date.

5) Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and prohibits the Total Leverage Ratio for the Reference Period ended on such date from exceeding (i) 6.75:1.00 as of any date of determination prior to June 30, 2021, (ii) 5.75:1.00 as of any date of determination on June 30, 2021 and thereafter but prior to June 30, 2022, (iii) 4.75:1.00 as of any date of determination on June 30, 2022 and thereafter but prior to June 30, 2023 and (iv)
3.50:1.00 as of any date of determination on June 30, 2023 and thereafter.

6) Collateral: Obligations under the First Lien Facilities are secured by liens on substantially all assets of the Company and its material domestic subsidiaries.

Debt and equity issuance costs were not material in fiscal 2021.

In the first quarter of fiscal 2022, the Company expects to incur $6,272,000 in debt extinguishment costs, of which $5,946,000 relates to the Company's prior Term Loan and $326,000 relates to the Company's prior Revolver. These costs will be classified as Cost of debt refinancing in the Consolidated Statements of Operations.

Further, in fiscal 2022 the Company expects to record $5,432,000 in deferred financing costs on the First Lien Term Facility, which will be amortized over seven years. The Company expects to record $4,027,000 in deferred financings costs on the New Revolver, of which $3,050,000 is related to the new Revolver and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and classified in Other assets since no funds are expected to be drawn on the New Revolver in the first quarter of fiscal 2022.

In addition to the debt borrowing described above, the Company commenced an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay in part outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment, the Bridge Facility was refinanced with a Term Loan B facility. The terms of the Term Loan B facility are similar to the terms for the Bridge Facility with the exception of the limits related to the financial covenants which are triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding. The Term Loan B prohibits the Total Leverage Ratio on such date from exceeding (i) 6.75:1.00 as of any date of determination prior to June 30, 2021, (ii) 5.50:1.00 as of any date of determination on June 30, 2021 and thereafter but prior to June 30, 2022, (iii) 4.50:1.00 as of any date of determination on June 30, 2022 and thereafter but prior to June 30, 2023 and (iv) 3.50:1.00 as of any date of determination on June 30, 2023 and thereafter.

Fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility are expected to be expensed as part of Cost of debt refinancing in the Consolidated Statements of Operations in the amount of $8,531,000 in the first quarter of fiscal 2022.

Lastly, purchase accounting allocations are not complete at this time. The Company has identified intangible assets and expects to record balances related to trade names, technology, customer relationships, and goodwill. Further, pro forma financial information presenting the combined results of operations as if the acquisitions had occurred as of April 1, 2020 has not been disclosed because it is deemed impracticable to do so. This is due to the initial accounting for the business combination is incomplete at this time.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

4.    Revenue & Receivables

Revenue Recognition:

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

The following table illustrates the balance and related activity for customer advances in fiscal 2021 and 2020 (in thousands):

Customer advances (contract liabilities)
	March 31,
	2021	2020
Beginning balance	$10,796	$11,501
Additional customer advances received	35,815	36,058
Revenue recognized from customer advances included in the beginning balance	(10,796)	(11,501)
Other revenue recognized from customer advances	(21,177)	(25,037)
Other (1)	735	(225)
Ending balance	$15,373	$10,796

    (1) Other includes the impact of foreign currency translation

During the twelve months ended March 31, 2021, revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $8,559,000 and $2,361,000 as of March 31, 2021 and March 31, 2020, respectively. Contract assets are included in Prepaid expenses and other assets on the Consolidated Balance Sheets.

Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4,643,000. We expect to recognize approximately 84% of these sales over the next twelve months.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the year ending March 31, 2021 (in thousands):

	Twelve Months Ended	Twelve Months Ended
Net Sales by Product Grouping	March 31, 2021	March 31, 2020
Industrial Products	$271,414	$353,155
Crane Solutions	298,135	371,974
Engineered Products	79,989	83,977
All other	104	56
Total	$649,642	$809,162

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

Accounts Receivable:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard effective April 1, 2020 under the modified retrospective method whereas comparative period information is not restated. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements, therefore no cumulative effect or catch up adjustment to the opening balance of retained earnings was recorded. Additionally, the Company identified and implemented appropriate changes to its allowance for doubtful accounts policy and internal controls to support reporting and disclosures.

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the twelve months ending March 31, 2021 (in thousands):

Allowance for doubtful accounts	March 31, 2021
April 1, beginning balance	$5,056
Bad debt expense	2,411
Less uncollectible accounts written off, net of recoveries	(1,973)
Other (1)	192
March 31, ending balance	$5,686
(1) Other includes the impact of foreign currency translation

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
The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$7,968	$7,968	$—	$—
Annuity contract	2,025	—	2,025	—
Derivative assets (liabilities):
Foreign exchange contracts	(83)	—	(83)	—
Interest rate swap liability	(2,057)	—	(2,057)	—
Cross currency swap liability	(13,895)	—	(13,895)	—

Disclosed at fair value:
Term loan	$(254,581)	$—	$(254,581)	$—

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

At March 31, 2021, the term loan and revolving credit facility have been recorded at carrying value which approximates fair value.

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

Fiscal 2021 Non-Recurring Measurements

There were no assets and liabilities measured at fair value on a non-recurring basis in Fiscal 2021.

Fiscal 2020 Non-Recurring Measurements

The fair value of the net assets of the Company’s Rest of Products and Duff-Norton reporting units were calculated on a non-recurring basis in fiscal 2020. These measurements have been used to quantitatively test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.” In fiscal 2021, the qualitative approach was used to determine if goodwill and indefinite-lived trademarks were impaired, and therefore, no non-recurring fair value measures were required in the analysis.

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

We further test our indefinite-lived intangible asset balance of $47,857,000 consisting of trademarks on our recent acquisitions on an annual basis for impairment. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value results in impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, we determined that the fair value of these trademarks exceeded their book values, and as such, other impairment was recorded.

6.     Inventories

Inventories consisted of the following:

	March 31,
	2021	2020
At cost—FIFO basis:
Raw materials	$79,981	$85,452
Work-in-process	23,067	25,876
Finished goods	27,201	33,216
	130,249	144,544
LIFO cost less than FIFO cost	(18,761)	(17,171)
Net inventories	$111,488	$127,373

There were LIFO liquidations resulting in $1,640,000 and $2,805,000 of additional income in fiscal 2021 and 2020 income, respectively.

7.     Marketable Securities and Other Investments

In accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," adopted by the Company on April 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of account) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $727,000, a loss of $143,000, and a loss of $183,000 in fiscal years 2021, 2020, and 2019, respectively.

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

Net realized gains related to sales of marketable securities were $85,000, $50,000, and $201,000 in fiscal years 2021, 2020, and 2019, respectively, and are included in Investment (income) loss in the Consolidated Statements of Operations.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Consolidated Balance Sheets in the amount of $3,040,000 and $3,402,000 as of March 31, 2021 and March 31, 2020, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $715,000 and $778,000 in the twelve months ended March 31, 2021 and March 31, 2020, respectively, and is recorded in Investment (income) loss on the Consolidated Statement of Operations. Additionally, the investment value increased in the amount of $213,000 due to the effect of currency translation. Further, in the twelve months ended March 31, 2021, EMC distributed a cash dividend which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $1,290,000 in the twelve months ended March 31, 2021 as it was determined to be a return of the Company's investment. A portion of the dividend is included in investing activities on the Consolidated Statements of Cash Flows in the amount of $587,000, to the extent the distribution received exceeded cumulative equity in earnings, under the cumulative earnings approach. The balance of the cash dividend is included in operating activities on the Consolidated Statement of Cash Flows under the cumulative earnings approach. The March 31, 2021 and 2020 trade accounts receivable balances due from EMC are $2,250,000 and $4,166,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2021	2020
Land and land improvements	$4,787	$4,985
Buildings	39,941	39,930
Machinery, equipment, and leasehold improvements	229,161	228,140
Construction in progress	14,188	12,950
	288,077	286,005
Less accumulated depreciation	213,324	206,532
Net property, plant, and equipment	$74,753	$79,473

Depreciation expense was $15,530,000, $16,184,000, and $17,775,000 for the years ended March 31, 2021, 2020, and 2019, respectively.

Gross property, plant, and equipment includes capitalized software costs of $38,925,000 and $37,864,000 at March 31, 2021 and 2020, respectively.  Accumulated depreciation includes accumulated amortization on capitalized software costs of $27,207,000 and $22,962,000 at March 31, 2021 and 2020, respectively.  Amortization expense on capitalized software costs was $3,639,000, $2,937,000, and $3,045,000 during the years ended March 31, 2021, 2020, and 2019, respectively.

9.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has two reporting units as of March 31, 2021, both of which have goodwill. The Duff-Norton reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 and $9,593,000 at March 31, 2021 and 2020, respectively, and the Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $321,477,000 and $310,086,000 at March 31, 2021 and 2020, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Fiscal 2021 Annual Goodwill and Intangible Asset Impairment Test

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

We performed the qualitative assessment as of February 28, 2021 and determined that it is not more likely than not that the fair value of the Rest of Products and Duff-Norton reporting units are less than their carrying value. Further, other economic and business factors do not indicate that the fair value of our reporting units have declined since the last quantitative test. As a result, the quantitative goodwill impairment test was not required for the Rest of Products and Duff-Norton reporting units.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2021, it was determined that the trademarks were not impaired.

A summary of changes in goodwill during the years ended March 31, 2021 and 2020 is as follows:

Balance at April 1, 2019	$322,816
Currency translation	(3,137)
Balance at March 31, 2020	$319,679
Currency translation	11,497
Balance at March 31, 2021	$331,176

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of both March 31, 2021 and 2020. There were no goodwill impairment losses recorded in fiscal 2021 and fiscal 2020, and $6,174,000 recorded in 2019, respectively. The goodwill impairment in fiscal 2019 was the result of classifying a business as held for sale. The held for sale classification required the Company to assign a portion of goodwill from the Rest of Products reporting unit to the held for sale business based on its relative fair value and to record the assets and liabilities of the businesses held for sale at the lower of its carrying amount or fair value less cost to sell. Based on this analysis, the Company recorded a $6,174,000 goodwill impairment charge at the time the business was classified as held for sale.

Identifiable intangible assets at March 31, 2021 are summarized as follows (in thousands):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,377	$(4,760)	$1,617
Indefinite-lived trademark	47,857	—	47,857
Customer relationships	188,447	(55,785)	132,662
Acquired technology	46,843	(16,021)	30,822
Other	3,259	(2,855)	404
Balance at March 31, 2021	$292,783	$(79,421)	$213,362

Identifiable intangible assets at March 31, 2020 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,016	$(4,238)	$1,778
Indefinite-lived trademark	46,670	—	46,670
Customer relationships	179,882	(44,216)	135,666
Acquired technology	46,669	(13,306)	33,363
Other	3,143	(2,658)	485
Balance at March 31, 2020	$282,380	$(64,418)	$217,962

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows.  Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. The weighted-average amortization periods are 15 years for trademarks, 18 years for customer relationships, 18 years for acquired technology, 5 years for other, and 18 years in total. Trademarks with a book value of $47,857,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $12,623,000, $12,942,000, and $14,900,000 for fiscal 2021, 2020, and 2019, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $12,600,000.

On April 7, 2021, the Company completed the acquisition of Dorner. The Company expects the acquisition to result in a material amount of goodwill and other intangible assets. Please refer to Note 3 for additional details on this acquisition.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of March 31, 2021.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of March 31, 2021, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2021, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2021 fair values reflected in the table below. During the year ended March 31, 2021, the Company was not in default of any of its derivative obligations.

As of March 31, 2021 and 2020, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”
The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2021, the notional amount of this derivatives was $159,520,000, and the contract matures on January 31, 2022. From its March 31, 2021 balance of AOCL, the Company expects to reclassify approximately $653,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.
The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $6,457,000 and all contracts mature by March 31, 2022. From its March 31, 2021 balance of AOCL, the Company expects to reclassify approximately $57,000 out of AOCL during the next 12 months based on the underlying transactions of the sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by December 31, 2023 and had a total notional amount of $119,820,000 as of March 31, 2021. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2021 balance of AOCL, the Company expects to reclassify approximately $901,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the consolidated statements of operations for the years ended March 31, 2021, 2020, and 2019 (in thousands):

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2021	Foreign exchange contracts	$(238)	Cost of products sold	$83
2021	Interest rate swap	$(521)	Interest expense	$(1,463)
2021	Cross currency swap	$(7,793)	Foreign currency exchange loss (gain)	$(7,268)

2020	Foreign exchange contracts	$303	Cost of products sold	$40
2020	Interest rate swap	$(3,185)	Interest expense	$242
2020	Cross currency swap	$7,654	Foreign currency exchange loss (gain)	$2,888

2019	Foreign exchange contracts	$(24)	Cost of products sold	$(16)
2019	Interest rate swap	$(1,275)	Interest expense	$765
2019	Cross currency swap	$18,242	Foreign currency exchange loss (gain)	$17,231

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
March 31,
2021	Foreign currency exchange loss (gain)	$—
2020	Foreign currency exchange loss (gain)	$17
2019	Foreign currency exchange loss (gain)	$13

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of March 31, 2021 and 2020 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2021	2020
Foreign exchange contracts	Prepaid expenses and other	$—	$318
Foreign exchange contracts	Accrued Liabilities	(83)	(33)
Interest rate swap	Accrued Liabilities	(1,185)	(1,402)
Interest rate swap	Other non current liabilities	(872)	(1,894)
Cross currency swap	Prepaid expenses and other	—	1,750
Cross currency swap	Accrued liabilities	(13,895)	—
Cross currency swap	Other non current liabilities	—	(5,254)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2021	2020
Accrued payroll	$29,871	$29,966
Accrued income taxes payable	9,938	11,889
Accrued health insurance	1,677	2,018
Accrued general and product liability costs	3,500	3,500
Customer advances, deposits, and rebates	15,643	13,507
Current ROU lease liabilities	7,673	6,924
Cross currency swap	13,895	—
Other accrued liabilities	28,619	25,781
	$110,816	$93,585

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2021	2020
Accumulated postretirement benefit obligation	$1,195	$1,617
Accrued general and product liability costs	17,727	8,444
Accrued pension cost	114,911	149,524
Cross currency swap	—	5,254
Deferred income tax	17,600	18,213
Non-current ROU lease liabilities	27,321	31,629
Other non-current liabilities	13,166	12,826
	$191,920	$227,507

For the year ended March 31, 2021, the Accrued general and product liability costs are presented gross of estimated recoveries of $8,052,000. Refer to Note 16 for additional information.

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2021	2020
Term loan	254,900	259,350
Unamortized deferred financing costs, net	(5,946)	(8,044)
Total debt	248,954	251,306
Less: current portion	4,450	4,450
Total debt, less current portion	$244,504	$246,856

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

On February 26, 2018, the Company amended the Credit Agreement (known as the "First Amended Credit Agreement"). The First Amended Credit Agreement has the same terms mentioned above except for a reduction in interest rates. The applicable rate for the repriced term loan was reduced from 3.00% to 2.50%. The Company accounted for the First Amended Credit Agreement as a debt modification, therefore, debt repricing fees incurred in fiscal 2018 were expensed as General and Administrative expenses and the deferred financing fees incurred as part of the Credit Agreement (discussed below) remain unchanged.

On August 26, 2020, the Company entered into a Second Amendment (known as the "Second Amended Credit Agreement") to the Credit Agreement (as amended by the First Amended Credit Agreement). The First Amended Credit Agreement extends the $100,000,000 secured Revolver which was originally set to expire on January 31, 2022 to August 25, 2023. At March 31, 2021 the Company has not drawn from the Revolver.

The key terms of the agreement are as follows:

•Term Loan: An aggregate $445,000,000 1st Lien Term Loan which requires quarterly principal amortization of 0.25% with the remaining principal due at maturity date. In addition, if the Company has Excess Cash Flow ("ECF") as defined in the Credit Agreement, the ECF Percentage of the Excess Cash Flow for such fiscal year minus optional prepayment of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the Secured Leverage Ratio as of the last day of the fiscal year.

•Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin based upon the Company's Total Leverage Ratio (as defined in the Credit Agreement).

•Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Loans is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first twelve months.

•Covenants: Provisions containing covenants required of the Corporation and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Revolving Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and permits the Total Leverage Ratio for the Reference Period ended on such date to not exceed (i) 4.50:1.00 as of any date of determination prior to December 31, 2017, (ii) 4.00:1.00 as of any date of determination on December 31, 2017 and thereafter but prior to December 31, 2018, (iii) 3.50:1.00 as of any date of determination on December 31, 2018 and thereafter but prior to December 31, 2019 and (iv) 3.00:1.00 as of any date of determination on December 31, 2019 and thereafter. As there is no amount drawn on the Revolver as of March 31, 2021 the requirement to comply with the covenant is not triggered. Had we been required to determine the covenant ratio we would have been in compliance with the covenant provisions as of March 31, 2021 and 2020.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

As discussed in Note 3, the Company completed its acquisition of Dorner on April 7, 2021 and entered into a $750,000,000 First Lien Facility with JPMorgan Chase Bank, PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility (Bridge Facility). Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolving Credit Facilities. The Company subsequently used proceeds from an equity offering to repay $198,720,000 of the Bridge Facility. The Bridge Facility was refinanced and replaced with a Term Loan B facility. Refer to Note 3 for key terms of the credit agreement which go into effect in fiscal 2022.

The outstanding balance of the Term Loan was $254,900,000 and $259,350,000 as of March 31, 2021 and 2020, respectively. The Company made $4,450,000 of principal payment on the Term Loan during fiscal 2021 and $51,113,000 of principal payment on the Term Loan during fiscal 2020. The Company is obligated to make $4,450,000 of principal payments over the next 12 months. As previously discussed, in response to COVID-19 the Company took all appropriate measures to protect the cash flow and liquidity of the Company. As such, only the required principal amount has been recorded within the current portion of long-term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long-term debt.

There was $0 outstanding on the Revolving Credit Facility and $17,302,000 outstanding letters of credit as of March 31, 2021. The outstanding letters of credit at March 31, 2021 consisted of $537,000 in commercial letters of credit and $16,765,000 of standby letters of credit.

The gross balance of deferred financing costs on the term loan was $14,690,000 as of March 31, 2021 and 2020. The accumulated amortization balances were $8,744,000 and $6,645,000 as of March 31, 2021 and 2020, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is included in Other assets is $3,615,000 as of March 31, 2021 and $2,789,000 as of March 31, 2020. The accumulated amortization balance is $2,313,000 and $1,766,000 as of March 31, 2021 and March 31, 2020 respectively. These balances are classified in Other assets since no funds were drawn on the Revolving Credit Facility as of March 31, 2021 and March 31, 2020.

The principal payments obligated to be made as of March 31, 2021 on the Term Loan are as follows:

2022	4,450
2023	4,450
2024	4,450
2025	241,550
Thereafter	—
$254,900

The principal payments obligated to be made under the Term Loan B facility entered into during fiscal 2022 in connection with the Dorner acquisition are $4,500,000 per year, plus a required excess cash flow sweep as defined in the agreement.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2021, unsecured credit lines totaled approximately $2,580,000, of which $0 was drawn. In addition, unsecured lines of $15,478,000 were available for bank guarantees issued in the normal course of business of which $12,598,000 was utilized.

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
Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$459,866	$446,397
Service cost	1,092	1,139
Interest cost	11,527	14,759
Actuarial (gain) loss	3,729	26,193
Benefits paid	(24,492)	(26,852)
Settlement	(53,499)	—
Foreign exchange rate changes	6,618	(1,770)
Benefit obligation at end of year	$404,841	$459,866

Change in plan assets:
Fair value of plan assets at beginning of year	$313,366	$321,902
Actual gain (loss) on plan assets	49,582	7,512
Employer contribution	1,316	10,967
Benefits paid	(24,492)	(26,852)
Settlement	(53,499)	—
Foreign exchange rate changes	405	(163)
Fair value of plan assets at end of year	$286,678	$313,366

Funded status	$(118,163)	$(146,500)
Unrecognized actuarial loss	51,540	105,878
Net amount recognized	$(66,623)	$(40,622)

During fiscal 2021, the Company settled the liabilities for one of its U.S. pension plans through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who did not elect lump sums. The lump sum payments were paid during the quarter ended June 30, 2020 and resulted in a settlement charge of $2,722,000 which was recorded in Other (income) expense, net on the Consolidated Statements of Operations. During the quarter ended September 30, 2020, the Company purchased annuity contracts to settle the remaining liabilities of the terminated plan. The total settlement charge of $19,038,000 was recorded in Other (income) expense, net on the Statements of Operations during the twelve months ending March 31, 2021. The remaining surplus of the terminated plan was $3,910,000 as of March 31, 2021 and will be used, as prescribed in the applicable regulations, to fund obligations associated with the Company's U.S. defined contribution plans.

Amounts recognized in the consolidated balance sheets are as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2021	2020
Other assets	$427	$6,587
Accrued liabilities	(3,679)	(3,563)
Other non-current liabilities	(114,911)	(149,524)
Accumulated other comprehensive loss, before tax	51,540	105,878
Net amount recognized	$(66,623)	$(40,622)

Other assets are presented separately from pension liabilities for pension plans that are overfunded. Other assets decreased in the current year due to the pension settlement, described above.

Net periodic pension cost included the following components:

	2021	2020	2019
Service costs—benefits earned during the period	$1,092	$1,139	$1,078
Interest cost on projected benefit obligation	11,527	14,759	15,526
Expected return on plan assets	(12,787)	(15,887)	(18,454)
Net amortization	3,234	2,279	2,339
Settlement	19,038	—	—
Net periodic pension cost (benefit)	$22,104	$2,290	$489

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2021	2020
Projected benefit obligation	$401,870	$410,181
Fair value of plan assets	283,280	257,093

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2021	2020
Accumulated benefit obligation	$396,673	$401,918
Fair value of plan assets	283,280	254,508

Unrecognized gains and losses are amortized through March 31, 2021 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2021	2020	2019
Discount rate	2.62%	2.79%	3.42%
Expected long-term rate of return on plan assets	4.60%	5.01%	5.77%
Rate of compensation increase on active plans	2.76%	2.76%	2.76%
Interest crediting rates used in cash balance pension plans	1.10%	2.25%	2.25%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2022	2021	2020
Equity securities	45%-35%	45%	33%
Fixed income securities	55%-65%	55%	67%
Total plan assets	100%	100%	100%

Investments allocated to fixed income decreased as of March 31, 2021 due to the pension settlement, described above, since the plan was fully funded and invested in fixed income securities.

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company plans to contribute the minimum amount required (approximately $5,215,000) to its pension plans in fiscal 2022 as a response to COVID-19 but will reassess later in the fiscal year and increase contributions if economic conditions improve.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2022	$23,615
2023	23,838
2024	23,729
2025	23,638
2026	23,612
2027-2031	114,262

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,887	$2,348
Interest cost	46	71
Actuarial gain	(313)	(340)
Benefits paid	(232)	(192)
Benefit obligation at end of year	$1,388	$1,887

Funded status	$(1,388)	$(1,887)
Unrecognized actuarial gain	(1,467)	(1,417)
Net amount recognized	$(2,855)	$(3,304)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2021	2020
Accrued liabilities	$(193)	$(270)
Other non-current liabilities	(1,195)	(1,617)
Accumulated other comprehensive gain, before tax	(1,467)	(1,417)
Net amount recognized	$(2,855)	$(3,304)

In fiscal 2021, net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2021	2020	2019
Interest cost	$46	$71	$92
Net amortization	(263)	(205)	(156)
Net periodic postretirement benefit cost	$(217)	$(134)	$(64)

For measurement purposes, healthcare costs are assumed to increase 6.00% in fiscal 2022, grading down over time to 4.5% in 2029. The discount rate used in determining the accumulated postretirement benefit obligation was 2.52% and 3.17% as of March 31, 2021 and 2020, respectively.

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2022	$195
2023	179
2024	166
2025	152
2026	135
2027-2031	454

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2021 was $141,000 and the liability at March 31, 2021 is $4,682,000 with $4,544,000 included in Other non-current liabilities and $138,000 included in Accrued liabilities in the Consolidated Balance Sheet.  The cash surrender

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

value of the policies is $3,496,000 and $3,346,000 at March 31, 2021 and 2020, respectively.  The balance is included in Other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees and certain international employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $4,063,000, $5,239,000, and $5,260,000 for the years ended March 31, 2021, 2020, and 2019, respectively which are included in Cost of Products Sold, Selling Expenses, and General and Administrative Expenses within the Consolidated Statements of Operations. The Company expects its contributions for the defined contribution plans in future years to be higher than contributions in fiscal 2021 as the Company temporarily paused contributions to a portion of U.S. employees' defined contributions plans in response to COVID-19. In the first quarter of fiscal 2022 contributions have resumed.

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

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2021	2020
Asset categories:
Equity securities	$116,468	$94,336
Fixed income securities	155,553	199,613
Alternative real estate	12,863	9,401
Cash equivalents	1,794	10,016
Total	$286,678	$313,366

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2021 and March 31, 2020 were as follows:

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2021:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$52,710	$63,758	$—	$—	$116,468
Fixed income securities	25,198	7,115	$122,071	1,169	155,553
Alternative real estate	12,862	1	—	—	12,863
Cash equivalents	—	1,794	—	—	1,794
Total	$90,770	$72,668	$122,071	$1,169	$286,678
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

The Level 2 fixed income securities are investments in a combination of funds whose underlying investments are in a variety of fixed income securities including foreign and domestic corporate bonds, securities issued by the U.S. government, U.S. and foreign government obligations, and other similar fixed income investments. The fair values of the underlying investments in these funds are generally based on independent broker dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings. The fair values of these funds are determined based on their net asset values which are published daily.  We are not aware of any significant restrictions on the issuances or redemption of shares of these funds

Fair value of Level 3 fixed income securities at the beginning of the year was $5,503,000. During fiscal 2021 fixed income securities earned investment return of $6,000 and had disbursements of $4,340,000, which includes liquidations and termination of one of the Company's pension plans, resulting in an ending balance of $1,169,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements, and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

14.     Employee Stock Ownership Plan (ESOP)

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015 the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2021, 2020, or 2019.

At March 31, 2021 and 2020, 216,000 and 234,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2021 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 244,000 and 196,000 common shares were not included in the computation of diluted earnings per share for fiscal 2021 and 2020, respectively, because they were antidilutive. For the years ended March 31, 2021 and 2020, an additional 105,000 and 40,000, respectively, in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2021	2020	2019
Net income	$9,106	$59,672	$42,577

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	23,897	23,619	23,276
Effect of dilutive employee stock options, RSU's and performance shares	276	236	384

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	24,173	23,855	23,660

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 14).

In fiscal 2022, the Company issued 4,312,500 shares of common stock raising $198,720,000 net of fees in connection with the Dorner acquisition which was completed in April. Refer to Note 3 for additional details of this transaction.

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

Stock based compensation expense was $8,022,000, $4,507,000, and $6,198,000 for fiscal 2021, 2020, and 2019, respectively.  The lower stock based compensation expense in fiscal 2020 is primarily related to shares that were forfeited when the Company's Chief Executive Officer (CEO) resigned on January 10, 2020. The forfeiture resulted in the reversal of $1,981,000 in stock compensation expense during fiscal 2020 recorded as a reduction to General and administrative expenses.

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

Long Term Incentive Plan

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Under the 2016 LTIP, the total number of shares of common stock with respect to which awards may be granted under the plan is 2,500,000 in addition to shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.  As of March 31, 2021, 2,252,000 shares remain for future grants. The 2016 LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

Stock Option Plans

Prior to fiscal 2021, options outstanding under the 2016 LTIP generally become exercisable over a 4-year period at a rate of 25% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. For fiscal 2021, options outstanding under the 2016 LTIP generally become exercisable over a 3-year period at a rate of 33% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant.

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2021 is as follows:

	Shares	Weighted- average Exercise Price per share	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2018	922,450	21.04	7.56	$13,654
Granted	133,743	38.70
Exercised	(187,907)	22.09
Cancelled	(33,509)	23.94
Outstanding at March 31, 2019	834,777	23.52	7.04	$9,602
Granted	171,515	35.16
Exercised	(296,027)	20.26
Cancelled	(183,471)	31.01
Outstanding at March 31, 2020	526,794	26.53	6.93	$1,518
Granted	242,178	26.74
Exercised	(97,398)	20.24
Cancelled	(13,760)	31.85
Outstanding at March 31, 2021	657,814	27.45	7.29	$16,652
Exercisable at March 31, 2021	268,815	$24.41	5.66	$7,622

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2021. The aggregate intrinsic value of outstanding options as of March 31, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 657,814 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 268,815 exercisable options that were in-the-money at that date. The Company's closing stock price was $52.76 as of March

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

31, 2021. The total intrinsic value of stock options exercised was $1,749,000, $5,438,000, and $3,577,000 during fiscal 2021, 2020, and 2019, respectively.

The grant date fair value of options that vested was $9.15, $7.43, and $7.36 during fiscal 2021, 2020, and 2019, respectively.

As of March 31, 2021, $2,463,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.0 years.

Exercise prices for options outstanding as of March 31, 2021, ranged from $13.43 to $38.70. The following table provides certain information with respect to stock options outstanding at March 31, 2021:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	90,811	$15.26	4.92
$20.01 to 30.00	322,668	$25.15	7.41
$30.01 to $40.00	244,335	$35.01	8.02
	657,814	$27.45	7.29

The following table provides certain information with respect to stock options exercisable at March 31, 2021:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price per share
$10.01 to $20.00	90,811	$15.26
$20.01 to $30.00	116,935	24.81
$30.01 to $40.00	61,069	37.25
	268,815	$24.41

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $8.46, $12.39, and $13.56 for options granted during fiscal 2021, 2020, and 2019, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2021, 2020, and 2019:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Assumptions:
Risk-free interest rate	0.23%	2.23%	2.64%
Dividend yield	0.90%	0.68%	0.52%
Volatility factor	0.380	0.372	0.352
Expected life	5.5 years	5.5 years	5.5 years

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Restricted Stock Units

The Company granted restricted stock units under the 2016 LTIP during fiscal 2021, 2020, and 2019 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Prior to fiscal 2021, restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four. For fiscal 2021, restricted stock units for employees vest ratably based on service one-third after each of years one, two, and three.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2021 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2018	336,789	$22.62
Granted	116,942	37.90
Vested	(211,932)	22.66
Forfeited	(11,602)	25.18
Unvested at March 31, 2019	230,197	$30.22
Granted	151,351	38.40
Vested	(106,792)	31.90
Forfeited	(62,035)	31.61
Unvested at March 31, 2020	212,721	$35.20
Granted	195,181	29.16
Vested	(125,150)	31.85
Forfeited	(12,963)	34.74
Unvested at March 31, 2021	269,789	$32.41

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2021 is $5,152,000 and is expected to be recognized over a weighted average period of 2.1 years.  The fair value of restricted stock units that vested during the year ended March 31, 2021 and 2020 was $3,986,000 and $3,320,000, respectively.

Performance Shares

The Company granted performance shares under the 2016 LTIP during fiscal 2021, 2020, and 2019. Performance based shares are recognized as compensation expense based upon their grant date fair value and to the extent it is probable that the performance conditions will be met.  This expense is recognized ratably over the three year period that these shares are restricted.

Fiscal 2018 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated Net Sales. During fiscal 2019, the Company determined that the fiscal year 2018 performance shares were earned based on the performance condition being met. Fiscal 2019 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2020. During fiscal 2020, the Company determined that the fiscal year 2019 performance shares were earned based on the performance condition being met. Fiscal 2020 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2021. During fiscal 2021, the Company determined that this performance condition would not be met. Fiscal 2021 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2023. At this time the Company believes the March 31, 2023 performance condition will be met.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2021 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2018	126,570	$19.42
Granted	34,695	36.43
Forfeited	(7,879)	22.40
Unvested at March 31, 2019	153,386	$23.11
Granted	38,585	37.67
Forfeited	(125,251)	22.67
Unvested at March 31, 2020	66,720	$32.36
Granted	83,164	25.97
Vested	(23,201)	25.28
Forfeited	(3,451)	25.28
Unvested at March 31, 2021	123,232	$29.58

The Company had $2,349,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2021.

Directors Stock

During fiscal 2021, 2020, and 2019, a total of 16,209, 11,768, and 10,031 shares of stock, respectively, were granted under the 2016 LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $33.32, $39.09, and $41.88 for fiscal 2021, 2020, and 2019, respectively. The expense related to the shares for fiscal 2021 was $540,000 and $460,000 and $430,000 for fiscal years 2020 and 2019.

Dividends

On March 22, 2021 the Company's Board of Directors approved payment of a quarterly dividend of $0.06 per common share, representing an annual dividend rate of $0.24 per share. The dividend was paid on May 13, 2021 to shareholders of record on May 3, 2021 and totaled approximately $1,440,000.

Stock Repurchase Plan

On March 26, 2019, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $20 million of the Company's common stock. No repurchases were made during the fiscal years ended March 31, 2021 or 2020.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $21,227,000 (gross of estimated insurance recoveries of $8,052,000) and $11,944,000 of which $17,727,000 and $8,444,000 are included in Other non current liabilities and $3,500,000 in Accrued liabilities for both years as of March 31, 2021 and 2020, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2021	2020	2019
Accrued general and product liability, beginning of year	$11,944	$12,686	$13,582
Estimated insurance recoveries	8,052	—	—
Add provision for claims	4,634	3,233	2,887
Deduct payments for claims	(3,403)	(3,975)	(3,783)
Accrued general and product liability, end of year	$21,227	$11,944	$12,686

Estimated insurance recoveries	(8,052)	—	—
Net accrued general and product liability, end of year	$13,175	$11,944	$12,686

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

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of March 31, 2021, a total of $777,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2021.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs to range between $5,400,000 and $9,700,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 37 years from March 31, 2021.  The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles to be $6,956,000. The Company has reflected this liability gross of insurance recoveries of $8,052,000 as a liability in the consolidated financial statements as of March 31, 2021. The recorded liability does not consider the impact of any potential favorable federal

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

A share of the Company's previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company had been engaged in a legal action against the insurance carriers for those policies to recover past expenses and future costs incurred. The Company came to an agreement with the insurance carriers to settle its case against them for recovery of a portion of past and future asbestos-related legal defense costs. The agreement was finalized during the quarter ended September 30, 2020. The terms of the settlement require the carriers to pay gross defense costs prior to retro-premiums of 65% for future asbestos-related defense costs subject to an annual cap of $1,650,000 for claims covered by the settlement. The reimbursement net of retro-premiums is approximately 47% which resulted in a $1,830,000 increase to the Company's asbestos liability during the year ended March 31, 2021.

In addition, the insurance carriers are required to reimburse the Company for past defense costs through the date of the settlement amounting to $3,006,000. Of this amount, $2,842,000 has been paid prior to March 31, 2021 with the remaining expected to be paid in the next quarter. The reimbursement for past cost is recorded net of a contingent legal fee of $1,500,000 which was paid in fiscal 2021. Further, the insurance carriers accept 100% coverage for indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2021 and 2020. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Balance Sheet at March 31, 2021 in the amount of $8,052,000, which offsets its asbestos reserves.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,635,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2021. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following loss contingencies relate to the Company's Magnetek subsidiary:

Product Liability

Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. Based on actuarial information, the asbestos related liability including legal costs is estimated to be approximately $565,000 which has been reflected as a liability in the consolidated financial statements at March 31, 2021.

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

Environmental Matters

From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during fiscal year 2021.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in fiscal year 2021. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties, and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

In 1986, Magnetek acquired the stock of Universal Manufacturing Corporation (“Universal”) from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify Magnetek against certain environmental liabilities arising from pre-

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Magnetek's leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of Magnetek's transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and Magnetek filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. Magnetek believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, Magnetek and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. Magnetek further believes that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $377,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $523,000 for all environmental matters related to Magnetek in the consolidated financial statements as of March 31, 2021 on an undiscounted basis.

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

The Company had previously filed suit against Travelers in District Court seeking coverage under insurance policies in the name of Magnetek’s predecessor Universal Manufacturing.  In July 2019, the District Court ruled that Travelers is obligated to defend Magnetek under these policies in connection with Magnetek’s litigation against Monsanto.  The Court held that Monsanto’s claims against Magnetek fall within the insuring agreement of the Travelers policies and that none of the policy exclusions precluded the possibility of coverage.  The Court also held that Travelers prior settlements with other insureds under the policies did not cut off or release Magnetek’s rights under the policies.  Travelers moved for reconsideration and had sought discovery from Magnetek and Monsanto in connection with that motion. On September 22, 2020, the Court issued an order denying the motion to reconsider and denying the motion to compel discovery from Magnetek. The result was that the Court’s prior order granting Magnetek partial summary judgment and requiring Travelers’ to reimburse Magnetek’s defense costs to date and fund its defense costs moving forward was now binding, subject to Travelers right to appeal. Travelers moved for a reconsideration of the order which was denied in September 2020 and in March 2021 Traveler’s window to appeal the court order closed. As a result, the Company recorded a receivable for approximately $900,000 as of March 31, 2021 in past defense

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

costs which are to be reimbursed. The receivable has been reflected as a reduction to Cost of products sold in fiscal 2021. The receivable was subsequently paid in full in April 2021.

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

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The Act also provides for the foreign-derived intangible income (“FDII”) deduction for corporations that derive gross income from export activities

The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. For the years ended March 31, 2021, 2020, and 2019, the Company has not recorded material tax expense related to GILTI provisions. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended March 31, 2021, 2020, and 2019.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The BEAT tax had no impact on the Company's consolidated financial statements for the years ended March 31, 2021, 2020, and 2019.

The FDII provisions of the Act provide an incentive to domestic corporations in the form of a lower tax rate on income derived from tangible and intangible products and services in foreign markets. This lower tax rate is accomplished via an additional tax deduction based on a percentage of qualifying sales. The FDII deduction provided the Company an additional tax benefit of $0, $1,029,000, and $945,000 in the years ended March 31, 2021, 2020, and 2019, respectively.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2021	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%
Expected tax at statutory rate	$2,116	$16,203	$11,108
Effect of Tax Reform Act (1)	—	—	(1,500)
State income taxes net of federal benefit	(450)	1,397	1,728
Foreign taxes at rates other than statutory federal rate	287	1,102	(145)
Net loss on sale of businesses (3)	—	—	4,041
Permanent items (6), (7)	178	266	(1,694)
Valuation allowance (2), (4)	84	(1,184)	13,190
Foreign tax credits (2)	—	—	(15,371)
Federal tax credits (5)	(700)	(1,903)	(1,376)
Other (8)	(545)	1,603	340
Actual tax provision expense	$970	$17,484	$10,321

(1) For fiscal 2019, represents the discrete benefit of the reduction of the one-time transition tax of $1,500,000 recorded in fiscal 2018 to zero.
(2) For fiscal 2019, primarily represents foreign tax credits generated by the one-time transition tax calculation and valuation allowance as the Company believes their utilization is uncertain.
(3) For fiscal 2019, represents losses on sales of businesses that are not deductible for income tax purposes.
(4) For fiscal 2020, represents the reversal of a valuation allowance on certain foreign tax credits offset by increases in valuation allowances required in certain foreign jurisdiction.
(5) For fiscal 2021, Federal tax credits include research and development credits of $700,000. For fiscal 2020, Federal tax credits include research and development credits of $800,000 and minimum tax credits of $1,103,000. For fiscal 2019, Federal tax credits relate to research and development credits.
(6) For fiscal 2019, permanent items include a FDII deduction of $945,000.
(7) For fiscal 2020, permanent items include a net GILTI inclusion of $525,000 and a FDII deduction of $1,029,000.
(8) For fiscal 2021, Other primarily relates to adjustments for previously estimated tax expenses.

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2021	2020	2019
Current income tax expense (benefit):
United States Federal	$810	$(2,491)	$(1,663)
State taxes	618	626	394
Foreign	8,246	11,984	12,548
Deferred income tax expense (benefit):
United States	(5,996)	7,827	5,873
Foreign	(2,708)	(462)	(6,831)
	$970	$17,484	$10,321

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$16,038	$18,091
State and foreign net operating loss carryforwards	7,404	7,142
Employee benefit plans	24,692	31,471
Insurance reserves	3,488	3,216
Accrued vacation and incentive costs	3,061	3,218
Federal tax credit carryforwards	13,238	11,922
ASC 842 Lease Liability	8,623	9,048
Equity compensation	2,782	1,974
Other	7,308	7,319
Valuation allowance	(15,103)	(15,036)
Deferred tax assets after valuation allowance	71,531	78,365
Deferred tax liabilities:
Property, plant, and equipment	(1,889)	(1,962)
ASC 842 Right-of-Use Asset	(8,446)	(8,938)
Intangible assets	(58,716)	(59,397)
Total deferred tax liabilities	(69,051)	(70,297)
Net deferred tax assets (liabilities)	$2,480	$8,068

The net deferred tax asset decreased in fiscal 2021 primarily as a result of the termination of one of the Company's pension plans.

The gross amount of the Company’s deferred tax assets were $86,634,000 and $93,401,000 at March 31, 2021 and 2020, respectively.

The valuation allowance includes $2,896,000 and $2,696,000 related to foreign net operating losses at March 31, 2021 and 2020, respectively. The remaining valuation allowance primarily relates to foreign tax credits which the Company believes it will not utilize of $11,900,000 and $11,800,000 for the years ended March 31, 2021 and 2020, respectively. The Company’s foreign subsidiaries have net operating loss carryforwards of $10,552,000 that expire in periods ranging from five years to indefinite.

Federal net operating losses of $76,371,000 arose from the acquisition of Magnetek and have expiration dates ranging from 2022 through 2035 and are subject to certain limitations under U.S. tax law. The state net operating losses of $77,889,000 have expiration dates ranging from 2021 through 2041.  The federal tax credits have expiration dates ranging from 2028 to 2041.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2021	2020
Net non-current deferred tax assets	$20,080	$26,281
Net non-current deferred tax liabilities	(17,600)	(18,213)
Net deferred tax assets (liabilities)	$2,480	$8,068

Net non-current deferred tax liabilities are included in other non-current liabilities.

Income from continuing operations before income tax expense includes foreign subsidiary income of $30,894,000, $37,577,000, and $14,362,000 for the years ended March 31, 2021, 2020, and 2019, respectively. As of March 31, 2021, the Company had approximately $69,000,000 of undistributed earnings of foreign subsidiaries. These earnings are considered to be

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

permanently invested in operations outside the U.S. with the exception of the current earnings from one foreign subsidiary. Any repatriation of these amounts would not be expected to result in a material increase to income tax expense due to the one-time transition tax and the new U.S. territorial tax system. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

During fiscal 2018, the Company adopted ASU No. 2016-09. There were shares of common stock issued through restricted stock units, the exercise of non-qualified stock options, or through the disqualifying disposition of incentive stock options in the years ended March 31, 2021 and 2020. The tax effect to the Company from these share transactions during fiscal 2021 and 2020 was a reduction to income tax expense of ($283,000) and ($169,000), respectively.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2021	2020	2019
Beginning balance	$132	$936	$592
Additions for tax positions of the current year	—	—	550
Reductions for prior year tax positions	—	(802)	(141)
Foreign currency translation	9	(2)	(65)
Lapses in statutes of limitation	—	—	—
Ending balance	$141	$132	$936

The Company had $57,000, $46,000, and $38,000 accrued for the payment of interest and penalties at March 31, 2021, 2020, and 2019 respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

All of the unrecognized tax benefits as of March 31, 2021 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2017 and in Germany for tax years prior to March 31, 2012. The Company has a current tax examination in Germany for fiscal years 2012 to 2014.

The Company anticipates that total unrecognized tax benefits will change due to the settlement of audits in certain foreign jurisdictions prior to March 31, 2022.

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

As of March 31, 2021, the Company does not have any significant additional operating leases that have not yet commenced.

Significant assumptions or judgments

The discount rate implicit within each lease is generally not readily determinable, therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term, and the currency in which lease payments are made.

The following table presents the weighted average remaining lease term and discount rate as of March 31, 2021 and March 31, 2020, respectively:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (in years)	5.99	6.74
Weighted-average discount rate	3.86%	4.05%

Amounts recognized on the financial statements

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of March 31, 2021 and March 31, 2020, respectively (in thousands):

	Balance sheet classification	March 31, 2021	March 31, 2020
Assets	Other assets	$34,181	$38,125

Current	Accrued liabilities	7,673	6,924
Non-current	Other non current liabilities	27,321	31,629
Total liabilities		$34,994	$38,553

Operating lease expense of $9,175,000 and $8,869,000 for the fiscal years ending March 31, 2021 and March 31, 2020, respectively, is included in income from operations on the Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the fiscal year ending March 31, 2021. Rental expense for the year ended March 31, 2019 was $12,248,000 under ASC 840 (prior to the adoption of ASC 842).

Other lease disclosures

At March 31, 2021, the maturities of operating lease liabilities were as follows (in thousands):

Year:	March 31, 2021
2022	$9,002
2023	8,019
2024	5,212
2025	4,695
2026	3,599
Thereafter	9,345
Total undiscounted lease payments	$39,872
Less: imputed interest	$4,878
Present value of lease liabilities	$34,994

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year ended March 31, 2021	Year ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8,909	$8,593
ROU assets obtained in exchange for new operating lease liabilities	$2,866	$10,589

19.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2021	2020	2019
Net sales:
United States	$348,986	$450,242	$485,969
Germany	164,380	175,492	196,055
Europe, Middle East, and Africa (Excluding Germany)	90,415	121,600	127,453
Canada	15,443	21,984	22,206
Asia Pacific	13,829	14,193	17,749
Latin America	16,589	25,651	26,850
Total	$649,642	$809,162	$876,282

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2021	2020	2019
Total assets:
United States	$540,184	$518,914	$496,580
Germany	435,638	438,210	429,859
Europe, Middle East, and Africa (Excluding Germany)	125,262	86,638	85,680
Canada	8,647	9,979	8,688
Asia Pacific	19,326	20,314	22,129
Latin America	21,375	19,217	18,635
Total	$1,150,432	$1,093,272	$1,061,571

	Year Ended March 31,
	2021	2020	2019
Long-lived assets:
United States	$269,061	$272,816	$282,456
Germany	336,606	327,420	342,150
Europe, Middle East, and Africa	8,359	9,561	10,163
Canada	1,395	1,192	1,319
Asia Pacific	2,235	4,928	5,781
Latin America	1,635	1,197	1,190
Total	$619,291	$617,114	$643,059

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2021	2020	2019
Hoists	$394,682	$492,126	$518,806
Chain and rigging tools	47,557	68,666	89,215
Industrial cranes	37,025	44,149	59,085
Actuators and rotary unions	75,458	77,957	77,719
Digital power control and delivery systems	74,943	100,658	98,187
Elevator application drive systems	19,977	25,606	25,548
Other	—	—	7,722
Total	$649,642	$809,162	$876,282

The prior year sales by major product group amounts have been reclassified to be consistent with the current period presentation.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2021	2020
Foreign currency translation adjustment – net of tax	$(21,776)	$(34,359)
Pension liability – net of tax	(38,081)	(79,651)
Postretirement obligations – net of tax	1,989	1,950
Split-dollar life insurance arrangements – net of tax	(1,264)	(1,340)
Derivatives qualifying as hedges – net of tax	(854)	(950)
Accumulated other comprehensive loss	$(59,986)	$(114,350)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(13,305,000), $7,445,000, and $2,566,000 for fiscal 2021, 2020, and 2019 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the Act as described in Note 17, the Company recorded as an offsetting entry a $(7,251,000) stranded tax effect in the minimum pension liability component and a $(194,000) stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income in fiscal 2018. The stranded tax effect related to the other post retirement obligations component was not material.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $7,605,000 stranded tax effect in the minimum pension liability component, $935,000 stranded tax effect in the other post retirement obligations component and a $747,000 stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $406,000 stranded tax effect in the minimum pension liability component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2006, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations.

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

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2021	2020	2019
Net unrealized investment gain (loss) at beginning of year	$—	$—	$888
Unrealized holdings gain (loss) arising during the period	—	—	—
Reclassification adjustments for gain included in earnings	—	—	—
Adoption of ASU 2016-01	—	—	(888)
Net change in unrealized gain (loss) on investments	—	—	(888)
Net unrealized investment gain at end of year	$—	$—	$—

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Changes in accumulated other comprehensive income by component are as follows (in thousands):

	March 31, 2021
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(79,041)	$(34,359)	$(950)	(114,350)
Other comprehensive income (loss) before reclassification	24,999	12,583	(8,552)	29,030
Amounts reclassified from other comprehensive loss to net income	16,686	—	8,648	25,334
Net current period other comprehensive (loss) income	41,685	12,583	96	54,364
Ending balance net of tax	$(37,356)	$(21,776)	$(854)	$(59,986)

	March 31, 2020
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(55,145)	$(25,355)	$(2,552)	(83,052)
Other comprehensive income (loss) before reclassification	(25,449)	(9,004)	4,772	(29,681)
Amounts reclassified from other comprehensive loss to net income	1,553	—	(3,170)	(1,617)
Net current period other comprehensive (loss) income	(23,896)	(9,004)	1,602	(31,298)
Ending balance net of tax	$(79,041)	$(34,359)	$(950)	$(114,350)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2021 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$22,009	(1)
	22,009	Total before tax
	(5,323)	Tax benefit
	$16,686	Net of tax

Change in derivatives qualifying as hedges
	$(90)	Cost of products sold
	1,585	Interest expense
	7,874	Foreign currency
	9,369	Total before tax
	(721)	Tax benefit
	$8,648	Net of tax
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 — Pensions and Other Benefit Plans for additional details.)

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

(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 — Pensions and Other Benefit Plans for additional details.)

21.     Effects of New Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard and all related standards effective April 1, 2020. Refer to Note 4 (Revenue & Receivables) for the transition impact and further details.

Other Topics adopted in fiscal 2021

In August 2020, the U.S. Securities and Exchange Commission ("SEC") issued its rule Modernization of Regulation S-K Items, which modernizes the disclosure requirements in Regulation S-K, Item 101, “Description of Business”; Item 103, “Legal Proceedings”; and Item 105, “Risk Factors.” The SEC stated that the final rule is intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. The SEC rule was effective November 9, 2020 and the Company adopted the rule in

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

this Form 10-K. The main updates as a result of adopting the standard include enhanced disclosure on human capital in the Business section and elimination of Selected Financial Data and the Selected Quarterly Financial Data Note.

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)." The ASU changes the fair value measurement disclosure requirements including new, eliminated, and modified disclosure requirements of ASC 820. For instance, the ASU requires the addition of disclosures for Level 3 fair value measurements with unrealized gains and losses included in other comprehensive income and disclosure of the range of the weighted average assumpitions used to develop significant unobservable inputs for Level 3 measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted for any eliminated or modified disclosures. The Company adopted this standard effective April 1, 2020 and the standard did not have a material impact on the financial statements for the twelve months ended March 31, 2021.

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plan (Topic 715)." The ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans such as a narrative description describing the reasons for significant gains and losses affecting the benefit obligation for the period and the removal of disclosing amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU is effective for fiscal years ending after December 15, 2020. The Company has adopted the standard and applicable changes are reflected in Note 13, Pensions and Other Benefit Plans.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2021, 2020, and 2019
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition/Divestiture	Deductions		Balance at End of Period
Year ended March 31, 2021:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,056	$2,411	$192	$—	$1,973	(1)	$5,686
Deferred tax asset valuation allowance	15,036	84	(17)	—	—		15,103
Total	$20,092	$2,495	$175	$—	$1,973		$20,789
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$11,944	$4,634	$—	$—	$3,403	(2)	$13,175
Year ended March 31, 2020:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,264	$3,115	$(69)	$—	$1,254	(1)	$5,056
Deferred tax asset valuation allowance	16,881	(1,184)	(661)	—	—		15,036
Total	$20,145	$1,931	$(730)	$—	$1,254		$20,092
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$12,686	$3,033	$—	$—	$3,775	(2)	$11,944
Year ended March 31, 2019:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,520	$784	$(112)	$(26)	$902	(1)	$3,264
Deferred tax asset valuation allowance	4,671	13,190	(848)	(132)	—		16,881
Total	$8,191	$13,974	$(960)	$(158)	$902		$20,145
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$13,582	$2,887	$—	$—	$3,783	(2)	$12,686

_________________
(1)Uncollectible accounts written off, net of recoveries
(2)Insurance claims and expenses paid

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control over Financial Reporting

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Columbus McKinnon Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated May 26, 2021 expressed an unqualified opinion thereon.

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
May 26, 2021

Item 9B.    Other Information

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") prior to July 31, 2021 and upon the filing of such Proxy Statement, is incorporated by reference herein.

The charters of our Audit Committee, Compensation and Succession Committee, and Governance and Nomination Committee are available on our website at www.columbusmckinnon.com and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our directors.  Our code of ethics, the Columbus McKinnon Corporation Legal Compliance & Business Ethics Manual, is available on our website at www.columbusmckinnon.com. We intend to disclose any amendment to, or waiver from, the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 5.05 of Form 8-K by posting such amendment or waiver, as applicable, on our website.

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2021 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2021 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2021 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2021 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(1)Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	89

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)Exhibits:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger among Columbus McKinnon Corporation, Dorner Merger Sub Inc., Precision Blocker, Inc., and Precision TopCo LP (as representative of the company equityholders) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2021).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Columbus McKinnon Corporation, dated as of May 18, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2009).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Columbus McKinnon, dated as of March 29, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated March 29, 2018).

3.4	Sixth Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 12, 2021).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995.)

*4.2	Description of Securities of Columbus McKinnon Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended.

#10.1	Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*#10.2	Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and certain of its executive officers.

#10.3	Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and certain of its executive officers. (incorporated by reference to Appendix to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

*#10.4	Columbus McKinnon Corporation Employee Stock Ownership Plan, restated effective as of April 1, 2015, as amended by Amendment No. 1 thereto effective as of April 15, 2015.

*#10.5	Columbus McKinnon Corporation Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2013.

*#10.6	Amendment No. 1, dated as of January 9, 2018, to the Columbus McKinnon Corporation Deferred Compensation Plan Adoption Agreement.

*#10.7	Amendment No. 2, dated as of August 23, 2018, to the Columbus McKinnon Corporation Deferred Compensation Plan Adoption Agreement.

#10.8	Columbus McKinnon Corporation 2010 Long Term Incentive Plan, effective July 26, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 12, 2010).

#10.9	The 2014 Stock Incentive Plan of Magnetek, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2015).

#10.10	Columbus McKinnon Corporation 2016 Long Term Incentive Plan, as amended and restated effective June 5, 2019 (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held on July 22, 2019).

*#10.11	Form of Time-Based Restricted Stock Unit Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan.

*#10.12	Form of Nonqualified Stock Option Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan.

*#10.13	Form of Performance Stock Unit Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan.

#10.14	Employment agreement effective May 11, 2020 between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.15	Change in Control Agreement effective May 11, 2020 between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.16	Employment Agreement Amendment effective June 1, 2020 between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 3, 2020).

#10.17	Debt Commitment Letter, dated March 1, 2021 in favor of Columbus McKinnon Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 1, 2021).

#10.18	Amended and Restated Credit Agreement, dated May 14, 2021, by and among Columbus McKinnon Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted by pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The information contained in this exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement foiled by the Registrant under the Securities Act of 1933, as amended.

*101	The financial statements from the Company’s Annual Report on Form 10-K for the twelve months ended March 31, 2021 formatted in iXBRL
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*     Filed herewith
#     Indicates a Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 26, 2021
COLUMBUS McKINNON CORPORATION

		By:	/s/ David J. Wilson
David J. Wilson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2021

David J. Wilson

/s/ Gregory P. Rustowicz	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2021

Gregory P. Rustowicz

/s/ Richard H. Fleming	Chairman of the Board of Directors	May 26, 2021

Richard H. Fleming

/s/ Aziz S. Aghili	Director	May 26, 2021

Aziz S. Aghili

/s/ Jeanne Beliveau-Dunn	Director	May 26, 2021

Jeanne Beliveau-Dunn

/s/ Liam G. McCarthy	Director	May 26, 2021

Liam G. McCarthy

/s/ Heath A. Mitts	Director	May 26, 2021

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	May 26, 2021

Nicholas T. Pinchuk

/s/ Kathryn V. Roedel	Director	May 26, 2021

Kathryn V. Roedel