Form 10-Q
period 2021-06-30
COLUMBUS MCKINNON CORP
filed 2021-07-29
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number  001-34362

Columbus McKinnon Corporation
(Exact name of registrant as specified in its charter)
New York			16-0547600
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
205 Crosspoint Parkway	Buffalo	NY	14068
(Address of principal executive offices)			(Zip code)
(716)	689-5400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CMCO	Nasdaq Global Select Market

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

The number of shares of common stock outstanding as of July 26, 2021 was: 28,398,811 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2021

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$88,654	$202,127
Trade accounts receivable, less allowance for doubtful accounts ($5,752 and $5,686, respectively)	123,168	105,464
Inventories	138,658	111,488
Prepaid expenses and other	31,696	22,763
Total current assets	382,176	441,842
Property, plant, and equipment, net	99,597	74,753
Goodwill	621,939	331,176
Other intangibles, net	401,859	213,362
Marketable securities	10,072	7,968
Deferred taxes on income	1,160	20,080
Other assets	63,827	61,251
Total assets	$1,580,630	$1,150,432

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$71,570	$68,593
Accrued liabilities	113,143	110,816
Current portion of long term debt and finance lease obligations	60,501	4,450
Total current liabilities	245,214	183,859
Term loan and finance lease obligations	398,795	244,504
Other non current liabilities	212,168	191,920
Total liabilities	856,177	620,283
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,367,562 and 23,984,299 shares issued and outstanding	284	240
Additional paid in capital	495,541	296,093
Retained earnings	286,539	293,802
Accumulated other comprehensive loss	(57,911)	(59,986)
Total shareholders' equity	724,453	530,149
Total liabilities and shareholders' equity	$1,580,630	$1,150,432

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30, 2021	June 30, 2020
	(In thousands, except per share data)
Net sales	$213,464	$139,070
Cost of products sold	139,401	94,273
Gross profit	74,063	44,797

Selling expenses	23,482	18,695
General and administrative expenses	30,143	18,429
Research and development expenses	3,583	2,769
Amortization of intangibles	6,109	3,115
	63,317	43,008

Income from operations	10,746	1,789
Interest and debt expense	5,812	3,188
Cost of debt refinancing	14,803	—
Investment (income) loss	(433)	(577)
Foreign currency exchange (gain) loss	94	84
Other (income) expense, net	250	3,026
Income (loss) before income tax expense (benefit)	(9,780)	(3,932)
Income tax expense (benefit)	(2,517)	(963)
Net income (loss)	$(7,263)	$(2,969)

Average basic shares outstanding	26,762	23,802
Average diluted shares outstanding	26,762	23,802

Basic income (loss) per share:	$(0.27)	$(0.12)

Diluted income (loss) per share:	$(0.27)	$(0.12)

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30, 2021	June 30, 2020
	(In thousands)
Net income (loss)	$(7,263)	$(2,969)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,076	2,802
Change in derivatives qualifying as hedges, net of taxes of $(31), $4	96	(13)
Change in pension liability and postretirement obligation, net of taxes of $34, $(537)	(97)	1,869
Total other comprehensive income (loss)	2,075	4,658
Comprehensive income (loss)	$(5,188)	$1,689

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2021	$240	$296,093	$293,802	$(59,986)	$530,149
Net income (loss)	—	—	(7,263)	—	(7,263)
Change in foreign currency translation adjustment	—	—	—	2,076	2,076
Change in derivatives qualifying as hedges, net of tax of $(31)	—	—	—	96	96
Change in pension liability and postretirement obligations, net of tax of $34	—	—	—	(97)	(97)
Issuance of 4,312,500 shares of common stock in May 2021 offering at $48.00 per share, net of issuance costs of $8,340	43	198,662	—	—	198,705
Stock options exercised, 12,682 shares	—	290	—	—	290
Stock compensation expense	—	2,262	—	—	2,262
Restricted stock units released, 58,081 shares, net of shares withheld for minimum statutory tax obligation	1	(1,766)	—	—	(1,765)
Balance at June 30, 2021	$284	$495,541	$286,539	$(57,911)	$724,453

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2020	$238	$287,256	$290,441	$(114,350)	$463,585
Net income (loss)	—	—	(2,969)	—	(2,969)
Change in net unrealized gain on investments	—	—	—	2,802	2,802
Change in derivatives qualifying as hedges, net of tax of $4	—	—	—	(13)	(13)
Change in pension liability and postretirement obligations, net of tax of $(537)	—	—	—	1,869	1,869
Stock options exercised, 11,236 shares	—	183	—	—	183
Stock compensation expense	—	2,071	—	—	2,071
Restricted stock units released, 68,369 shares, net of shares withheld for minimum statutory tax obligation	1	(927)	—	—	(926)
Balance at June 30, 2020	$239	$288,583	$287,472	$(109,692)	$466,602

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2021	June 30, 2020
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	(7,263)	(2,969)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,467	7,081
Deferred income taxes and related valuation allowance	(245)	(1,500)
Net loss (gain) on sale of real estate, investments and other	(391)	(494)
Stock based compensation	2,262	2,071
Amortization of deferred financing costs	471	665
Cost of debt refinancing	14,803	—
Non-cash pension settlement expense (See Note 10)	—	2,722
Non-cash lease expense	1,989	1,876
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	2,043	27,955
Inventories	(10,802)	3,924
Prepaid expenses and other	(5,714)	(2,766)
Other assets	35	(39)
Trade accounts payable	(5,879)	(18,248)
Accrued liabilities	(5,945)	(7,926)
Non-current liabilities	(3,227)	(2,836)
Net cash provided by (used for) operating activities	(7,396)	9,516

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	2,181	1,034
Purchases of marketable securities	(4,137)	(880)
Capital expenditures	(3,648)	(1,088)
Proceeds from sale of building, net of transaction costs	—	6,363
Proceeds from insurance reimbursement	482	—
Purchase of business, net of cash acquired (See Note 2)	(475,311)	—
Net cash provided by (used for) investing activities	(480,433)	5,429

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	290	185
Borrowings under line-of-credit agreements	—	25,000
Repayment of debt	(455,040)	(1,112)
Proceeds from issuance of long-term debt	650,000	—
Proceeds from equity offering	207,000	—
Fees related to debt and equity offering	(25,292)	—
Payment of dividends	(1,439)	(1,427)
Other	(1,764)	(927)
Net cash provided by (used for) financing activities	373,755	21,719
Effect of exchange rate changes on cash	601	1,122
Net change in cash and cash equivalents	(113,473)	37,786
Cash, cash equivalents, and restricted cash at beginning of year	202,377	114,700
Cash, cash equivalents, and restricted cash at end of period	$88,904	$152,486

Supplementary cash flow data:
Interest paid	$4,398	$2,339
Income taxes paid (refunded), net	$1,164	$762
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2021

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at June 30, 2021, the results of its operations for the three months ended June 30, 2021 and June 30, 2020, and cash flows for the three months ended June 30, 2021 and June 30, 2020, have been included. Results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. The balance sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “2021 10-K”).

The Company is a leading worldwide designer, manufacturer, and marketer of intelligent motion solutions that efficiently and ergonomically move, lift, position, and secure materials. Key products include hoists, crane components, precision conveyor systems, rigging tools, light rail workstations, and digital power and motion control systems. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how.

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users. During the three months ended June 30, 2021, sales to customers in the United States were approximately 58% of total net sales.

2.    Acquisitions & Disposals

Acquisitions

On April 7, 2021, the Company completed its acquisition of Dorner Mfg. Corp. ("Dorner") for $483,369,000 subject to a cash, debt, and working capital adjustment. Dorner, headquartered in Hartland, WI, is a leading automation solutions company providing unique, patented technologies in the design, application, manufacturing and integration of high-precision conveying systems. The acquisition of Dorner accelerates the Company’s shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. Dorner is a leading supplier to the life sciences, food processing, and consumer packaged goods markets as well as the faster growing industrial automation and e-commerce sectors.

The results of Dorner included in the Company’s consolidated financial statements from the date of acquisition are net sales and income from operations of $34,179,000 and $1,164,000, respectively in the three months ended June 30, 2021. Dorner's income from operations in the three months ended June 30, 2021 includes acquisition related inventory amortization of $2,981,000. These costs have been included in Cost of products sold. Acquisition expenses incurred by the Company in the amount of $8,272,000 in the three months ended June 30, 2021 have been recorded as part of General and administrative expenses. Additionally, the Company incurred $970,000 in costs related to a transaction bonus that was paid 45 days after the acquisition date to key personnel of which $521,000 have been recorded as part of Cost of products sold, $350,000 have been recorded as part of Selling expenses, $74,000 have been recorded as part of General and administrative expenses, and $25,000 have been recorded as part of Research and development expenses in the three months ended June 30, 2021.

To finance the Dorner acquisition, on April 7, 2021 the Company entered into a $750,000,000 credit facility ("First Lien Facilities") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility (the “New Revolving Credit Facility”) in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility ("Bridge Facility"). Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver. See Note 9, Debt, for further details on the Company's new debt agreement and subsequent equity offering.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $288,680,000 has been preliminarily recorded as goodwill. The identifiable intangible assets acquired include customer relationships of $140,000,000, technology of $45,000,000, and trade names of $8,000,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 15 years at the time of acquisition. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of Dorner is not complete as of June 30, 2021 as the Company is continuing to gather information regarding Dorner's contingent liabilities and intangible assets as well as calculate the final working capital adjustment.

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$8,058
Working Capital	24,817
Property, plant, and equipment, net	26,104
Intangible assets	193,000
Other assets	658
Other liabilities	(3,734)
Finance lease liabilities	(14,582)
Deferred taxes, net	(39,632)
Goodwill	288,680
Total	$483,369

See Note 4 for assumptions used in determining the fair values of the intangible assets acquired.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Dorner had occurred as of April 1, 2020. The pro forma information includes certain adjustments, including depreciation and amortization expense, interest expense, and certain other adjustments, together with related income tax effects. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition of Dorner occurred as of April 1, 2020 and are not necessarily indicative of future results of the combined companies (in thousands):

	Three months ended
	June 30, 2021	June 30, 2020
Net sales	$213,464	$162,079
Net income	12,994	(33,066)

Disposals
During fiscal 2021, the Company sold one of its owned manufacturing facilities in China as a result of its plan to consolidate two of its Hangzhou, China manufacturing facilities into one and reorganize its Asia Pacific operations. During the three months ended June 30, 2020, the Company received cash in the amount of 45 million RMB (approximately $6,363,000) from the buyer to purchase the facility, however, the sale was not finalized as transfer of the title deed was not completed until the second quarter of fiscal 2021. During the second quarter of fiscal 2021, the new owner took possession of the facility and the sale of the building resulted in a gain of $2,638,000, net of direct sale expenses.

3.    Revenue & Receivables

Revenue Recognition:

Performance obligations

The Company has contracts with customers for standard products and custom engineered products, and determines when and how to recognize revenue for each performance obligation based on the nature and type of contract.

Revenue from contracts with customers for standard products is recognized when legal title and significant risk and rewards has transferred to the customer, which is generally at the time of shipment. This is the point in time when control is deemed to transfer to the customer. The Company sells standard products to customers utilizing purchase orders. Payment terms for these types of contracts generally require payment within 30 to 60 days. Each standard product is deemed to be a single performance obligation and the amount of revenue recognized is based on the negotiated price. The transaction price for standard products is based on the price reflected in each purchase order. Sales incentives are offered to customers who purchase standard products and include offers such as volume-based discounts, rebates for priority customers, and discounts for early cash payments. These sales incentives are accounted for as variable consideration included in the transaction price. Accordingly, the Company reduces revenue for these incentives in the period which the sale occurs and is based on the most likely amount method for estimating the amount of consideration the Company expects to receive. These sales incentive estimates are updated each reporting period as additional information becomes available.

The Company also sells custom engineered products and services, which are contracts that are typically completed within one quarter but can extend beyond one year in duration. For custom engineered products, the transaction price is based upon the price stated in the contract. Variable consideration has not been identified as a significant component of transaction price for custom engineered products and services. The Company generally recognizes revenue for custom engineered products upon satisfaction of its performance obligation under the contract which typically coincides with project completion which is when the products and services are controlled by the customer. Control is typically achieved at the later of when legal title and significant risk and rewards have transferred to the customer or the customer has accepted the asset. These contracts often require either up front or installment payments. These types of contracts are generally accounted for as one performance obligation as the products and services are not separately identifiable. The promised services (such as inspection, commissioning, and installation) are essential in order for the delivered product to operate as intended on the customer’s site and the services are therefore highly interrelated with product functionality.

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

For additional information on the Company’s revenue recognition policy refer to the consolidated financial statements included in the 2021 10-K.

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

The following table illustrates the balance and related activity for customer advances in the three months ended June 30, 2021 and June 30, 2020 (in thousands):

Customer advances (contract liabilities)	June 30, 2021	June 30, 2020
March 31, beginning balance	$15,373	$10,796
Additional customer advances received	13,690	9,873
Revenue recognized from customer advances	(18,504)	(7,775)
Customer advances recorded from Dorner acquisition	4,144	—
Other (1)	185	329
June 30, ending balance	$14,888	$13,223

    (1) Other includes the impact of foreign currency translation

During the three months ended June 30, 2021, revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $3,784,000 and $8,559,000 as of June 30, 2021 and March 31, 2021, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3,308,000. We expect to recognize approximately 78% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the three months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended
Net Sales by Product Grouping	June 30, 2021	June 30, 2020
Industrial Products	$79,611	$53,717
Crane Solutions	79,667	68,988
Engineered Products	19,993	16,327
Precision Conveyor Products	34,179	—
All other	14	38
Total	$213,464	$139,070

Industrial products include: manual chain hoists, electrical chain hoists, rigging/clamps, industrial winches, hooks, shackles, and other forged attachments. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuations systems. Precision Conveyor products include: low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, as well as pallet system conveyors. The All other product grouping includes miscellaneous revenue.

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

Accounts Receivable:

Effective April 1, 2020, the Company adopted “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Under ASU 2016-13, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. In response to COVID-19, the Company continues to monitor the impact that COVID-19 is having on our customers and their outstanding receivable balances and is taking preventative measures, such as reducing credit limits and increasing bad debt expense, as necessary.

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the three months ended June 30, 2021 (in thousands):

Allowance for doubtful accounts	June 30, 2021	June 30, 2020
March 31, beginning balance	$5,686	$5,056
Bad debt expense	213	1,559
Less uncollectible accounts written off, net of recoveries	(472)	(225)
Allowance recorded from Dorner acquisition	152	—
Other (1)	173	40
June 30, ending balance	$5,752	$6,430

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,072	$10,072	$—	$—
Annuity contract	2,036	—	2,036	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(91)	—	(91)	—
Interest rate swap liability	(1,752)	—	(1,752)	—
Cross currency swap liability	(15,335)	—	(15,335)	—

Disclosed at fair value:
Term Loan B	$(450,563)	$—	$(450,563)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,968	$7,968	$—	$—
Annuity contract	2,025	—	2,025	—
Derivative assets (liabilities):
Foreign exchange contracts	(83)	—	(83)	—
Interest rate swap liability	(2,057)	—	(2,057)	—
Cross currency swap liability	(13,895)	—	(13,895)	—

Disclosed at fair value:
Term loan	$(254,581)	$—	$(254,581)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2021, the Term Loan has been recorded at carrying value, which approximates fair value.

Market gains, interest, and dividend income on marketable securities are recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive income (loss), to the extent that the derivative qualifies as a hedge under the provisions of FASB ASC Topic 815. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.

Assets and liabilities that were measured on a non-recurring basis during fiscal 2022 include assets and liabilities acquired in connection with the acquisition of Dorner on April 7, 2021, described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

Significant valuation inputs included an attrition rate of 10.0% for customer relationships, an estimated royalty rate of 5.0% for technology, a royalty rate of 1.0% for trademark and trade names, and a weighted average cost of capital of 11.0%.

Please refer to the 2021 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2021 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
At cost - FIFO basis:
Raw materials	$97,516	$79,981
Work-in-process	29,404	23,067
Finished goods	31,536	27,201
Total at cost FIFO basis	158,456	130,249
LIFO cost less than FIFO cost	(19,798)	(18,761)
Net inventories	$138,658	$111,488

The acquisition of Dorner contributed $13,768,000 to the increase in inventory since March 31, 2021.

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $148,000 and $341,000 in the three months ended June 30, 2021 and June 30, 2020, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three months ended June 30, 2021 and June 30, 2020, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $3,314,000 and $3,040,000 as of June 30, 2021 and March 31, 2021, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $241,000 and $194,000 in the three months ended June 30, 2021 and June 30, 2020, respectively, recorded in Investment (income) loss on the Condensed Consolidate Statements of Operations. The June 30, 2021 and March 31, 2021 trade accounts receivable balance due from EMC are $2,589,000 and $2,250,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of June 30, 2021 and two reporting units as of March 31, 2021. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at June 30, 2021 and March 31, 2021. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $323,560,000 and $321,477,000 at June 30, 2021 and March 31, 2021, respectively. The acquisition of Dorner in fiscal 2022 as described in Note 2 has resulted in a third reporting unit. The Dorner reporting unit (which represents high-precision conveying systems) had goodwill of $288,680,000 at June 30, 2021.

Refer to the 2021 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three months ended June 30, 2021.

A summary of changes in goodwill during the three months ended June 30, 2021 is as follows (in thousands):

Balance at April 1, 2021	$331,176
Acquisition of Dorner (see Note 2)	$288,680
Currency translation	2,083
Balance at June 30, 2021	$621,939

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of June 30, 2021 and March 31, 2021, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$14,438	$(5,031)	$9,407	$6,377	$(4,760)	$1,617
Indefinite lived trademark	48,074	—	48,074	47,857	—	47,857
Customer relationships	330,021	(60,680)	269,341	188,447	(55,785)	132,662
Acquired technology	92,034	(17,408)	74,626	46,843	(16,021)	30,822
Other	3,338	(2,927)	411	3,259	(2,855)	404
Total	$487,905	$(86,046)	$401,859	$292,783	$(79,421)	$213,362

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 5 years for other, and 17 years in total. Trademarks with a carrying value of $48,074,000 as of June 30, 2021 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $6,109,000 and $3,115,000 for the three months ended June 30, 2021 and June 30, 2020, respectively. The increase in amortization expense is the result of the Dorner acquisition and related intangible assets acquired. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $24,400,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2021, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2021, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2021 fair values reflected in the table below. During the three months ended June 30, 2021, the Company was not in default of any of its derivative obligations.

As of June 30, 2021, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. The notional amount of this derivative is $143,625,000, and this contract matures on January 31, 2022. From its June 30, 2021 balance of AOCL, the Company expects to reclassify approximately $566,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $4,230,000, and all contracts mature by March 31, 2022. From its June 30, 2021 balance of AOCL, the Company expects to reclassify approximately $98,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The capital structure was below this threshold at June 30, 2021 as a result of the debt refinancing related to the Dorner acquisition (See Note 2). The Company expects to achieve this structure later in fiscal 2022.

The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature on December 31, 2023 and have a total notional amount of $111,953,000 as of June 30, 2021. The changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its June 30, 2021 balance of AOCL, the Company expects to reclassify approximately $821,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
June 30, 2021	Foreign exchange contracts	$(37)	Cost of products sold	$4
June 30, 2021	Interest rate swaps	(103)	Interest expense	(335)
June 30, 2021	Cross currency swaps	(1,080)	Foreign currency exchange (gain) loss	(985)

June 30, 2020	Foreign exchange contracts	(125)	Cost of products sold	8
June 30, 2020	Interest rate swap	(173)	Interest expense	(262)
June 30, 2020	Cross currency swaps	(2,273)	Foreign currency exchange (gain) loss	(2,305)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
June 30, 2021	Foreign currency exchange (gain) loss	$—
June 30, 2020	Foreign currency exchange (gain) loss	(18)

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2021	March 31, 2021
Foreign exchange contracts	Accrued liabilities	(91)	(83)
Interest rate swap	Accrued liabilities	(1,081)	(1,185)
Interest rate swap	Other non current liabilities	(671)	(872)
Cross currency swap	Accrued liabilities	(15,335)	(13,895)

9.    Debt

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan had a seven-year term maturing in 2024. On August 26, 2020, the Company entered into a Second Amendment to the Credit Agreement (as amended by the First Amendment, dated as of February 26, 2018). The Second Amendment extended the $100,000,000 secured Revolver which was originally set to expire on January 31, 2022 to August 25, 2023.

As discussed in Note 2, the Company completed its acquisition of Dorner on April 7, 2021 and entered into a $750,000,000 First Lien Facility with JPMorgan Chase Bank, PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facility consists of a New Revolving Credit Facility in an aggregate amount of $100,000,000 and a $650,000,000 Bridge Facility. Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's outstanding borrowings under its prior Term Loan and Revolver.

In addition to the debt borrowing described above, the Company commenced and completed an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay in part outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment of outstanding borrowings under the Bridge Facility, the Bridge Facility was refinanced with a syndicated Term Loan B facility.

The key terms of the Term Loan B facility are as follows:

1) Term Loan B: An aggregate $450,000,000 Term Loan B facility, which requires quarterly principal amortization of 0.25% with the remaining principal due at the maturity date. In addition, if the Company has Excess Cash Flow (ECF) as defined in the Credit Agreement for the First Lien Facility (the “Credit Agreement”), the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan B facility. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year.

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

4) Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan B facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan B facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1%

of the principal amount of the First Lien Term Facility is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first six months following the closing date.

5) Covenants: Provisions containing covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the New Revolving Credit Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and prohibits the Total Leverage Ratio for the Reference Period ended on such date from exceeding (i) 6.75:1.00 as of any date of determination prior to June 30, 2021, (ii) 5.50:1.00 as of any date of determination on June 30, 2021 and thereafter but prior to June 30, 2022, (iii) 4.50:1.00 as of any date of determination on June 30, 2022 and thereafter but prior to June 30, 2023 and (iv) 3.50:1.00 as of any date of determination on June 30, 2023 and thereafter.

6) Collateral: Obligations under the First Lien Facilities are secured by liens on substantially all assets of the Company and its material domestic subsidiaries.

In the first quarter of fiscal 2022, the Company incurred $14,803,000 in debt extinguishment costs of which $5,946,000 relates to the Company's prior Term Loan, $326,000 relates to the Company's prior Revolver, and $8,531,000 relates to fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility. These costs are classified as Cost of debt refinancing in the Condensed Consolidated Statements of Operations.

Further, in fiscal 2022 the Company recorded $5,432,000 in deferred financing costs on the First Lien Term Facility, which will be amortized over seven years. The Company recorded $4,027,000 in deferred financings costs on the New Revolving Credit Facility, of which $3,050,000 is related to the New Revolving Credit Facility and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and classified in Other assets since no funds were drawn on the New Revolving Credit Facility in the first quarter of fiscal 2022.

The outstanding principal balance of the Term Loan B facility was $450,000,000 as of June 30, 2021. The Company made no principal payments on the Term Loan B facility during the three months ended June 30, 2021. The Company is obligated to make $4,500,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required. However, the Company plans to pay down approximately $60,000,000 in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $18,784,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of June 30, 2021.  The outstanding letters of credit as of June 30, 2021 consisted of $1,849,000 in commercial letters of credit and $16,935,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $5,432,000 as of June 30, 2021 and $14,690,000 on the prior Term Loan as of March 31, 2021, respectively. The accumulated amortization balances were $269,000 and $8,744,000 as of June 30, 2021 and March 31, 2021, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,027,000 as of June 30, 2021 and the prior Revolver is $3,615,000 as of March 31, 2021, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $201,000 and $2,313,000 as of June 30, 2021 and March 31, 2021, respectively.

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $14,458,000 as of June 30, 2021 of which $501,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and revolving credit facility on the Company's Condensed Consolidated Balance Sheet. See Note 15, Leases, for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2021, unsecured credit lines totaled approximately $2,608,000, of which $0 was drawn. In addition, unsecured lines of $14,996,000 were available for bank guarantees issued in the normal course of business of which $11,837,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2021 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Service costs	$254	$261
Interest cost	2,576	3,115
Expected return on plan assets	(3,261)	(3,479)
Net amortization	370	881
Settlement	—	2,722
Net periodic pension (benefit) cost	$(61)	$3,500

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations.

During fiscal 2021, the Company settled the liabilities for one of its U.S. pension plans through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who did not elect lump sums. The lump sum payments were paid during the three months ended June 30, 2020 and resulted in a settlement charge of $2,722,000 which was recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

The Company currently plans to contribute approximately $5,255,000 to its pension plans in fiscal 2022.

The following table sets forth the components of net periodic postretirement benefit cost (benefit) for the Company’s defined benefit postretirement plans (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Interest cost	$8	$14
Amortization of plan net losses	(55)	(52)
Net periodic postretirement (benefit) cost	$(47)	$(38)

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2021 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Numerator for basic and diluted earnings per share:
Net income (loss)	$(7,263)	$(2,969)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	26,762	23,802
Effect of dilutive employee stock options and other share-based awards	—	—
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	26,762	23,802

Stock options, restricted stock units, and performance shares with respect to 1,199,000 and 1,155,000 common shares for the three months ended June 30, 2021 and 2020, respectively, were not included in the computation of diluted income per share because they were antidilutive. The shares in both periods were antidilutive as a result of the Company's net loss.

The Company grants share based compensation to eligible participants under the 2016 Long Term Incentive Plan, as Amended and Restated in June 2019 ("2016 LTIP").  The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP were increased by 2,500,000 as a result of the June 2019 amendment and restatement. Shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans are still available for issuance.

During the first three months of fiscal 2022, there were 12,700 shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2021, 125,150 shares of restricted stock units vested and were issued.

In May of fiscal 2022, the Company issued 4,312,500 shares of common stock raising proceeds of $198,705,000 net of fees in connection with the Dorner acquisition that was completed in April 2021. Refer to Notes 2 and 9 for additional details regarding this transaction.

On July 19, 2021, the Company's Board of Directors declared a dividend of $0.06 per common share. The dividend will be paid on August 16, 2021 to shareholders of record on August 6, 2021. The dividend payment is expected to be approximately $1,710,000.

Refer to the Company’s consolidated financial statements included in its 2021 10-K for further information on its earnings per share and stock plans.

12.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $21,888,000 (gross of estimated insurance recoveries of $8,281,000 recorded in Other assets on the Condensed Consolidated Balance Sheet) as of June 30, 2021, of which $18,388,000 is included in Other non current liabilities and $3,500,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	June 30, 2021	March 31, 2021
Accrued general and product liability, beginning of period	$21,227	$11,944
Estimated insurance recoveries	229	8,052
Add provision for claims	1,218	4,634
Deduct payments for claims	(786)	(3,403)
Accrued general and product liability, end of period	$21,888	$21,227

Estimated insurance recoveries	(8,281)	(8,052)
Net accrued general and product liability, end of period	$13,607	$13,175

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2022.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company utilizes an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2022.

We have entered a voluntary environmental cleanup program in certain states where we operate and believe that our current reserves are sufficient to remediate these locations. For all of the currently known environmental matters, we have accrued as of June 30, 2021 a total of $815,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2022.

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,400,000 and $9,700,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 37 years from June 30, 2021. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $7,056,000. The Company has reflected the liability gross of insurance recoveries of $8,281,000 as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2021. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-

based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,000,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

A share of the Company’s previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company had been engaged in a legal action against the insurance carriers for those policies to recover past expenses and future costs incurred. The Company came to an agreement with the insurance carriers to settle its case against them for recovery of a portion of past costs and future costs for asbestos-related legal defense costs. The agreement was finalized during the quarter ended September 30, 2020. The terms of the settlement require the carriers to pay gross defense costs prior to retro-premiums of 65% for future asbestos-related defense costs subject to an annual cap of $1,650,000 for claims covered by the settlement. The reimbursement net of retro-premiums is approximately 47% which resulted in a $1,830,000 increase to the Company’s asbestos liability during the second quarter of fiscal 2021.

In addition, the insurance carriers were required to reimburse the Company for past defense costs through the date of the settlement amounting to $3,006,000 which was paid during the second quarter of fiscal 2021. The reimbursement for past cost was recorded net of a contingent legal fee of $1,500,000 which was paid in the third quarter of fiscal 2021. Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of June 30, 2021 and March 31, 2021. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2021 in the amount of $8,281,000, which offsets its asbestos reserves.

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,838,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2021. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The following loss contingencies relate to the Company’s Magnetek subsidiary:

Product Liability
Magnetek has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $664,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at June 30, 2021.

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

Environmental Matters
From time to time, Magnetek has taken action to bring certain facilities associated with previously owned businesses into compliance with applicable environmental laws and regulations. Upon the subsequent sale of certain businesses, Magnetek agreed to indemnify the buyers against environmental claims associated with the divested operations, subject to certain conditions and limitations. Remediation activities, including those related to indemnification obligations, did not involve material expenditures during the first three months of fiscal year 2022.

Magnetek has also been identified by the United States Environmental Protection Agency and certain state agencies as a potentially responsible party for cleanup costs associated with alleged past waste disposal practices at several previously utilized, owned or leased facilities and offsite locations. Its remediation activities as a potentially responsible party were not material in the first three months of fiscal year 2022. Although the materiality of future expenditures for environmental activities may be affected by the level and type of contamination, the extent and nature of cleanup activities required by governmental authorities, the nature of Magnetek's alleged connection to the contaminated sites, the number and financial resources of other potentially responsible parties, the availability of indemnification rights against third parties and the identification of additional contaminated sites, Magnetek's estimated share of liability, if any, for environmental remediation, including its indemnification obligations, is not expected to be material.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $359,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

The Company has recorded total liabilities of $537,000 for all environmental matters related to Magnetek in the consolidated financial statements as of June 30, 2021 on an undiscounted basis.

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

The Company had previously filed suit against Travelers in District Court seeking coverage under insurance policies in the name of Magnetek’s predecessor Universal Manufacturing.  In July 2019, the District Court ruled that Travelers is obligated to defend Magnetek under these policies in connection with Magnetek’s litigation against Monsanto.  The Court held that Monsanto’s claims against Magnetek fall within the insuring agreement of the Travelers policies and that none of the policy exclusions precluded the possibility of coverage.  The Court also held that Travelers prior settlements with other insureds under the policies did not cut off or release Magnetek’s rights under the policies. Travelers moved for reconsideration and had sought discovery from Magnetek and Monsanto in connection with that motion. On September 22, 2020, the Court issued an order denying the motion to reconsider and denying the motion to compel discovery from Magnetek. The result was that the Court’s prior order granting Magnetek partial summary judgment and requiring Travelers’ to reimburse Magnetek’s defense costs to date and fund its defense costs moving forward was now binding, subject to Travelers right to appeal. Travelers moved for a reconsideration of the order which was denied in September 2020 and in March 2021 Traveler’s window to appeal the court order closed. As a result, the Company recorded a receivable for approximately $900,000 as of March 31, 2021 in past defense costs which are to be reimbursed. The receivable was reflected as a reduction to Cost of products sold in the fourth quarter of fiscal 2021. The receivable was paid in full in April 2021.

The Company is also engaged in similar coverage litigation against Transportation Insurance Company in the Circuit Court of Cook County, Illinois.  The Company has sought a ruling that Transportation Insurance Company is also obligated to reimburse Magnetek’s defense costs to date and fund its defense costs moving forward.  That motion is not yet fully briefed.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 26% and 24% in the three months ended June 30, 2021 and June 30, 2020, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The impact of equity compensation offset by other discrete adjustments increased the rate benefit by 3 percentages points during the three months ended June 30, 2021.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% to 23% for fiscal 2022.

Refer to the Company’s consolidated financial statements included in its 2021 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three months ended June 30, 2021 are as follows (in thousands):

	Three months ended June 30, 2021
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(37,356)	$(21,776)	$(854)	$(59,986)
Other comprehensive income (loss) before reclassification	(331)	2,076	(1,220)	525
Amounts reclassified from other comprehensive loss	234	—	1,316	1,550
Net current period other comprehensive income (loss)	(97)	2,076	96	2,075
Ending balance net of tax	$(37,453)	$(19,700)	$(758)	$(57,911)

Details of amounts reclassified out of AOCL for the three months ended June 30, 2021 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense (2)
	$315	(1)
	315	Total before tax
	(81)	Tax (benefit) expense
	$234	Net of tax

Change in derivatives qualifying as hedges
	$(5)	Cost of products sold
	442	Interest expense
	1,300	Foreign currency
	1,737	Total before tax
	(421)	Tax (benefit) expense
	$1,316	Net of tax

(1)These AOCL components are included in the computation of net periodic pension cost. (See Note 10 — Net Periodic Benefit Cost for additional details.)

(2) During the quarter ended June 30, 2021, the Company terminated one of it's U.S. pension plans which resulted in an adjustment to other comprehensive income (See Note 10 — Net Periodic Benefit Cost).

15.    Leases

Operating leases

The Company's operating leases consist of manufacturing facilities, sales offices, distribution centers, warehouses, vehicles, and equipment. For leases with terms greater than twelve months, at lease commencement the Company recognizes a right-of-use

("ROU") asset and a lease liability. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on the Company's Condensed Consolidated Balance Sheet. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.

The Company's operating leases have lease terms ranging from 1 to 15 years, some of which include options to extend or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain material residual value guarantees or any material restrictive covenants.

The following table illustrates the balance sheet classification for ROU assets and lease liabilities (in thousands):

	Balance sheet classification	June 30, 2021	March 31, 2021
Assets	Other assets	$33,781	$34,181

Current	Accrued liabilities	7,963	7,673
Non-current	Other non current liabilities	26,688	27,321
Total liabilities		$34,651	$34,994

Included in the ROU asset balance are leases held by Dorner in the amount of $660,000 as of June 30, 2021.

Operating lease expense of $2,349,000 and $2,233,000 for the three months ended June 30, 2021 and June 30, 2020, respectively, is included in income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three months ended June 30, 2021 and June 30, 2020.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three months ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,291	$2,160
ROU assets obtained in exchange for new operating lease liabilities	$1,125	$619

Finance Lease

As stated in Note 9, Debt, in connection with the acquisition of Dorner, the Company recorded a finance lease for a manufacturing facility in Hartland, WI that has a 23 year lease term which terminates in 2035. The outstanding balance on the finance lease obligation is $14,458,000 as of June 30, 2021, of which $501,000 has been recorded within the Current portion of long term debt and finance lease obligations and the remaining balance is recorded within Term loan and finance lease obligations on the Company's Condensed Consolidated Balance Sheet.

Similar to the Company discount rate for operating leases, the discount rate implicit within the finance lease is not readily determinable. Therefore, the Company used its estimated incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate was determined based on the Company’s recent debt issuances, lease term, and the currency, and was determined to be 4.51%.

Lease expense of $234,000 is included in Income from operations and $152,000 is included in Interest and debt expense on the Company's Condensed Consolidated Statements of Operations in the three months ended June 30, 2021 related to the finance lease.

Supplemental cash flow information related to finance leases is as follows (in thousands):

Three months ended
June 30, 2021
Cash paid for amounts included in the measurement of finance lease liabilities	$277
ROU assets obtained in exchange for new finance lease liabilities	$14,582

16.    Effects of New Accounting Pronouncements

Topics adopted in fiscal 2022

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" (Topic 740). The standard clarifies, among other topics, that the effects of an enacted change in tax law on taxes currently payable or refundable for the current year be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation. The Company adopted this standard effective April 1, 2021 and the standard did not have a material impact on the financial statements for the three months ended June 30, 2021.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 146-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end user markets and customer base. In accordance with our Blueprint for Growth 2.0 Strategy, we are simplifying the business utilizing our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Shareholder value will be enhanced by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 42% derived from customers outside the U.S. for the three months ended June 30, 2021. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Our principal raw materials and components purchases were approximately $255 million in fiscal 2021 (or 59% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components and standard variable drives. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a companywide basis through our global purchasing group. Generally, as we experience fluctuations in our costs, we reflect them as price increases to our customers with the goal of being margin neutral.

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

Results of Operations

Three Months Ended June 30, 2021 and June 30, 2020

Net sales in the fiscal 2022 first quarter were $213,464,000, up $74,394,000 or 53.5% from the fiscal 2021 first quarter net sales of $139,070,000. Net sales were positively impacted by the acquisition of Dorner which contributed $34,179,000, $31,318,000 due to increased sales volume, and $1,957,000 due to price increases. Foreign currency translation favorably impacted sales by $6,940,000 for the three months ended June 30, 2021.

Gross profit in the fiscal 2022 first quarter was $74,063,000, an increase of $29,266,000 or 65.3% from the fiscal 2021 first quarter gross profit of $44,797,000. Gross profit margin was 34.7% in the fiscal 2022 first quarter compared to 32.2% in the fiscal 2021 first quarter. The increase in gross profit was due to $13,972,000 in gross profit from the acquisition of Dorner, higher sales volume which increased gross profit by $11,622,000, $2,774,000 in increased productivity net of other cost changes, $1,928,000 in costs incurred in the prior year quarter due to factory closures that did not reoccur, $738,000 of price increases net of material inflation, and $329,000 in severance costs incurred in the prior year quarter that did not reoccur. These gross profit increases were offset by $2,981,000 in acquisition related inventory amortization at Dorner, $950,000 in increased tariffs, and $521,000 in acquisition costs related to a transaction bonus classified as cost of products sold. The translation of foreign currencies had a $2,355,000 favorable impact on gross profit in the three months ended June 30, 2021.

Selling expenses were $23,482,000 and $18,695,000, or 11.0% and 13.4% of net sales, in the fiscal 2022 and 2021 first quarters, respectively. Selling expense increased by $3,111,000 for costs incurred by Dorner and $350,000 in acquisition costs related to a transaction bonus classified as selling expense during the three months ended June 30, 2021. Foreign currency translation had a $936,000 unfavorable impact on selling expenses in the three months ended June 30, 2021.

General and administrative expenses were $30,143,000 and $18,429,000, or 14.1% and 13.3% of net sales, in the fiscal 2022 and 2021 first quarters, respectively. The increase in general and administrative expenses was due to $8,346,000 in acquisition expenses, which include costs related to a transaction bonus which are classified as general and administrative expense, $2,471,000 in general and administrative expenses incurred by Dorner, and $1,562,000 in higher incentive compensation expense and stock compensation expense in the three months ended June 30, 2021. These increases were offset by $1,335,000 in reduced bad debt expense in the fiscal 2022 first quarter compared to the first quarter of fiscal 2021 as a result of improving economic conditions due to the lessening impact of COVID-19 in the quarter ended June 30, 2021. Foreign currency translation had a $470,000 unfavorable impact on general and administrative expenses in the three months ended June 30, 2021.

Research and development expenses were $3,583,000 and $2,769,000, or 1.7% and 2.0% of net sales, in the fiscal 2022 and 2021 first quarters, respectively. The increase in research and development expenses was due to $328,000 in research and development expenses incurred by Dorner and $202,000 in higher incentive compensation expense and stock compensation expense.

Amortization of intangibles was $6,109,000 and $3,115,000 in the fiscal 2022 and 2021 first quarters, respectively, with the increase related to new intangible assets recorded from the Dorner acquisition.

Interest and debt expense was $5,812,000 in the first quarter ended June 30, 2021 compared to $3,188,000 in the first quarter ended June 30, 2020. The increase is related to higher interest and debt expense incurred on the Company's Bridge Facility and new Term Loan B as a result of the Dorner acquisition and debt refinancing.

The Company incurred $14,803,000 in Cost of debt refinancing during the three months ended June 30, 2021 as a result of the Dorner acquisition and related refinancing as described in Note 9 of the financial statements. There were no similar expenses incurred in the first quarter of fiscal 2021.
Investment income of $433,000 and $577,000 in the first quarters ended June 30, 2021 and 2021, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6.

Other expense was $3,026,000 in the first quarter ended June 30, 2020 primarily related to a $2,722,000 pension settlement charge as a result of steps taken to terminate one of the Company's U.S. pension plans, as described in Note 10. There were no similar expenses incurred in the first quarter of fiscal 2022.

Income tax expense as a percentage of income from continuing operations before income tax expense was 26% and 24% in the first quarters ended June 30, 2021 and June 30, 2020, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries. The impact of equity compensation offset by other discrete adjustments increased the rate benefit by 3 percentages points during the quarter ended June 30, 2021.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $88,904,000 at June 30, 2021, a decrease of $113,473,000 from the March 31, 2021 balance of $202,377,000.

Cash flow from operating activities

Net cash used by operating activities was $7,396,000 for the three months ended June 30, 2021 compared with net cash provided by operating activities of $9,516,000 for the three months ended June 30, 2020. An increase of $10,802,000 in inventories, a decrease of $9,172,000 in accrued expenses and non-current liabilities, a net loss of $7,263,000, and a decrease in trade accounts payable of $5,879,000 contributed to cash used by operations. The decrease in accrued expenses and non-current liabilities primarily consists of the fiscal 2021 annual incentive plan payments, which were paid in the quarter ended June 30, 2021. These decreases in cash were offset by non-cash adjustments of $29,356,000 included in the net loss, of which $14,803,000 is Cost of debt refinancing as a result of the Dorner acquisition, and a decrease in trade accounts receivable of $2,043,000 for the three months ended June 30, 2021.

The net cash provided by operating activities for the three months ended June 30, 2020 primarily consisted of a decrease in trade accounts receivable of $27,955,000, non-cash adjustments to net income of $12,421,000, and a decrease in inventory of $3,924,000 for the three months ended June 30, 2020.

Cash flow from investing activities

Net cash used by investing activities was $480,433,000 for the three months ended June 30, 2021 compared with net cash provided by investing activities of $5,429,000 for the three months ended June 30, 2020. The most significant use of cash was $475,311,000 to purchase Dorner, net of cash acquired, as well as $3,648,000 in capital expenditures.

The net cash provided by investing activities for the three months ended June 30, 2020 was primarily due to $6,363,000 in proceeds received from a sale of a building owned in China, offset by $1,088,000 in capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities was $373,755,000 for the three months ended June 30, 2021 and $21,719,000 for the three months ended June 30, 2020. The most significant sources of cash were $650,000,000 in proceeds from the issuance of long term debt and $207,000,000 in proceeds from an equity offering, both of which were used to fund the Dorner acquisition. These sources of cash were offset by $455,040,000 in repayments of debt, $25,292,000 in fees related to the debt and equity offering, and dividends paid in the amount of $1,439,000.

The most significant source of cash for the three months ended June 30, 2020 was $25,000,000 from borrowings on the Revolver.

We believe that our cash on hand, cash flows, and borrowing capacity under our new First Lien Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of June 30, 2021, $54,289,000 of cash and cash equivalents were held by foreign subsidiaries.

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan had a seven-year term maturing in 2024. On August 26, 2020, the Company entered into a Second Amendment to the Credit Agreement (as amended by the First Amendment, dated as of February 26, 2018). The Second Amendment extended the $100,000,000 secured Revolver, which was originally set to expire on January 31, 2022 to August 25, 2023.

As discussed in Note 2, the Company completed its acquisition of Dorner on April 7, 2021 and entered into a $750,000,000 First Lien Facility with JPMorgan Chase Bank, PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facility consists of a New Revolving Credit Facility in an aggregate amount of $100,000,000 and a $650,000,000 Bridge Facility. Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's outstanding borrowings under its prior Term Loan and Revolver.

In addition to the debt borrowing described above, the Company commenced and completed an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay in part outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment of outstanding borrowings under the Bridge Facility, the Bridge Facility was refinanced with a syndicated Term Loan B facility.

The key terms of the Term Loan B facility are as follows:

1) Term Loan B: An aggregate $450,000,000 Term Loan B facility, which requires quarterly principal amortization of 0.25% with the remaining principal due at the maturity date. In addition, if the Company has Excess Cash Flow (ECF) as defined in the Credit Agreement for the First Lien Facility (the “Credit Agreement”), the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan B facility. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year.

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

4) Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan B facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan B facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Facility is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first six months following the closing date.

5) Covenants: Provisions containing covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the New Revolving Credit Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and prohibits the Total Leverage Ratio for the Reference Period ended on such date from exceeding (i) 6.75:1.00 as of any date of determination prior to June 30, 2021, (ii) 5.50:1.00 as of any date of determination on June 30, 2021 and thereafter but prior to June 30, 2022, (iii) 4.50:1.00 as of any date of determination on June 30, 2022 and thereafter but prior to June 30, 2023 and (iv) 3.50:1.00 as of any date of determination on June 30, 2023 and thereafter.

6) Collateral: Obligations under the First Lien Facilities are secured by liens on substantially all assets of the Company and its material domestic subsidiaries.

In the first quarter of fiscal 2022, the Company incurred $14,803,000 in debt extinguishment costs of which $5,946,000 relates to the Company's prior Term Loan, $326,000 relates to the Company's prior Revolver, and $8,531,000 relates to fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility. These costs are classified as Cost of debt refinancing in the Condensed Consolidated Statements of Operations.

Further, in fiscal 2022 the Company recorded $5,432,000 in deferred financing costs on the First Lien Term Facility, which will be amortized over seven years. The Company recorded $4,027,000 in deferred financings costs on the New Revolving Credit Facility, of which $3,050,000 is related to the New Revolving Credit Facility and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and classified in Other assets since no funds were drawn on the New Revolving Credit Facility in the first quarter of fiscal 2022.

The outstanding principal balance of the Term Loan B facility was $450,000,000 as of June 30, 2021. The Company made no principal payments on the Term Loan B facility during the three months ended June 30, 2021. The Company is obligated to make $4,500,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required. However, the Company plans to pay down approximately $60,000,000 in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $18,784,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of June 30, 2021.  The outstanding letters of credit as of June 30, 2021 consisted of $1,849,000 in commercial letters of credit and $16,935,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $5,432,000 as of June 30, 2021 and $14,690,000 on the prior Term Loan as of March 31, 2021, respectively. The accumulated amortization balances were $269,000 and $8,744,000 as of June 30, 2021 and March 31, 2021, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,027,000 as of June 30, 2021 and the prior Revolver is $3,615,000 as of March 31, 2021, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $201,000 and $2,313,000 as of June 30, 2021 and March 31, 2021, respectively.

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $14,458,000 as of June 30, 2021 of which $501,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and revolving credit facility on the Company's Condensed Consolidated Balance Sheet. See Note 15, Leases, for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2021, unsecured credit lines totaled approximately $2,608,000, of which $0 was drawn. In addition, unsecured lines of $14,996,000 were available for bank guarantees issued in the normal course of business of which $11,837,000 was utilized.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2021 and June 30, 2020 were $3,648,000 and $1,088,000, respectively. We expect capital expenditure spending in fiscal 2022 to range from $20,000,000 to $25,000,000, of which $3,000,000 to $4,000,000 is attributable to Dorner.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). With the acquisition of Dorner, we have three reporting units: the Duff Norton reporting unit, the Rest of Products reporting unit, and the Dorner reporting unit which have goodwill totaling $9,699,000, $323,560,000, and $288,680,000, respectively, at June 30, 2021.

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

Refer to our Annual Report on 10-K for fiscal year 2021 for additional information regarding our annual goodwill impairment process.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements relating to:

•the impact of COVID-19 on our business;
•future development and expected growth of our business and industry;
•our ability to execute our business model, our Columbus McKinnon Business System operating system and our Blueprint for Growth 2.0 Strategy;
•having available sufficient cash and borrowing capacity to fund ongoing operations, debt obligations and capital expenditures for the next twelve months; and
•projected capital expenditures.

Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, including the impact of the COVID-19 pandemic, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions, including the acquisition of Dorner, and other risks and uncertainties that arise from time to time are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the SEC. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this Quarterly Report on Form 10-Q. We use words like “will,” “may,” “should,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “future” and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and are based on our current expectations. Except as required by applicable law, we do not undertake and specifically decline any obligation to publicly release any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Actual events or our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 4.    Controls and Procedures

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings – none.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 10.1*	Retirement Agreement, dated as of May 28, 2021, by and between Columbus McKinnon Corporation and Peter M. McCormick

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Docume

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Docu

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	July 29, 2021	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)