Form 10-Q
period 2021-12-31
COLUMBUS MCKINNON CORP
filed 2022-01-27
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended December 31, 2021
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

The number of shares of common stock outstanding as of January 24, 2022 was: 28,507,674 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2021

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$106,699	$202,127
Trade accounts receivable, less allowance for doubtful accounts ($5,439 and $5,686, respectively)	125,879	105,464
Inventories	175,099	111,488
Prepaid expenses and other	33,449	22,763
Total current assets	441,126	441,842
Property, plant, and equipment, net	98,219	74,753
Goodwill	657,084	331,176
Other intangibles, net	400,560	213,362
Marketable securities	11,099	7,968
Deferred taxes on income	2,138	20,080
Other assets	61,247	61,251
Total assets	$1,671,473	$1,150,432

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$74,061	$68,593
Accrued liabilities	116,410	110,816
Current portion of long term debt and finance lease obligations	40,530	4,450
Total current liabilities	231,001	183,859
Term loan and finance lease obligations	480,589	244,504
Other non current liabilities	214,248	191,920
Total liabilities	925,838	620,283
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,492,200 and 23,984,299 shares issued and outstanding	285	240
Additional paid in capital	503,701	296,093
Retained earnings	308,223	293,802
Accumulated other comprehensive loss	(66,574)	(59,986)
Total shareholders' equity	745,635	530,149
Total liabilities and shareholders' equity	$1,671,473	$1,150,432

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands, except per share data)
Net sales	$216,088	$166,547	$653,187	$463,407
Cost of products sold	141,031	111,232	422,932	307,270
Gross profit	75,057	55,315	230,255	156,137

Selling expenses	24,468	18,829	72,107	56,087
General and administrative expenses	25,144	19,859	78,495	53,842
Research and development expenses	3,875	3,038	11,283	8,703
Amortization of intangibles	6,254	3,142	18,648	9,449
	59,741	44,868	180,533	128,081

Income from operations	15,316	10,447	49,722	28,056
Interest and debt expense	4,375	2,986	14,774	9,192
Cost of debt refinancing	—	—	14,803	—
Investment (income) loss	(76)	(495)	(624)	(1,429)
Foreign currency exchange (gain) loss	512	602	1,047	1,083
Other (income) expense, net	(455)	144	(744)	20,081
Income (loss) before income tax expense (benefit)	10,960	7,210	20,466	(871)
Income tax expense (benefit)	1,066	616	2,632	(392)
Net income (loss)	$9,894	$6,594	$17,834	$(479)

Average basic shares outstanding	28,469	23,928	27,887	23,871
Average diluted shares outstanding	28,840	24,201	28,255	23,871

Basic income (loss) per share:	$0.35	$0.28	$0.64	$(0.02)

Diluted income (loss) per share:	$0.34	$0.27	$0.63	$(0.02)

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Net income (loss)	$9,894	$6,594	$17,834	$(479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,215)	9,216	(4,365)	18,648
Change in derivatives qualifying as hedges, net of taxes of $(136), $(29), $824, $(49)	410	100	(2,489)	169
Change in pension liability and postretirement obligation, net of taxes of $(52), $81, $(93), $(3,259)	151	(288)	266	11,652
Total other comprehensive income (loss)	(1,654)	9,028	(6,588)	30,469
Comprehensive income (loss)	$8,240	$15,622	$11,246	$29,990

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2021	$240	$296,093	$293,802	$(59,986)	$530,149
Net income (loss)	—	—	(7,263)	—	(7,263)
Change in foreign currency translation adjustment	—	—	—	2,076	2,076
Change in derivatives qualifying as hedges, net of tax of $(31)	—	—	—	96	96
Change in pension liability and postretirement obligations, net of tax of $34	—	—	—	(97)	(97)
Issuance of 4,312,500 shares of common stock in May 2021 offering at $48.00 per share, net of issuance costs of $8,340	43	198,662	—	—	198,705
Stock options exercised, 12,682 shares	—	290	—	—	290
Stock compensation expense	—	2,262	—	—	2,262
Restricted stock units released, 58,081 shares, net of shares withheld for minimum statutory tax obligation	1	(1,766)	—	—	(1,765)
Balance at June 30, 2021	$284	$495,541	$286,539	$(57,911)	$724,453
Net income (loss)	—	—	15,203	—	15,203
Dividends declared	—	—	(1,706)	—	(1,706)
Change in foreign currency translation adjustment	—	—	—	(4,226)	(4,226)
Change in derivatives qualifying as hedges, net of tax of $986	—	—	—	(2,995)	(2,995)
Change in pension liability and postretirement obligations, net of tax of $(74)	—	—	—	212	212
Stock compensation - directors	—	480	—	—	480
Stock options exercised, 38,744 shares	—	1,122	—	—	1,122
Stock compensation expense	—	2,762	—	—	2,762
Restricted stock units released, 32,665 shares, net of shares withheld for minimum statutory tax obligation	—	(147)	—	—	(147)
Balance at September 30, 2021	$284	$499,758	$300,036	$(64,920)	$735,158
Net income	—	—	9,894	—	9,894
Dividends declared	—	—	(1,707)	—	(1,707)
Change in foreign currency translation adjustment	—	—	—	(2,215)	(2,215)
Change in derivatives qualifying as hedges, net of tax of $(136)	—	—	—	410	410
Change in pension liability and postretirement obligations, net of tax of $(52)	—	—	—	151	151
Stock compensation - directors	—	240	—	—	240
Stock options exercised, 47,292 shares	1	1,107	—	—	1,108
Stock compensation expense	—	2,741	—	—	2,741
Restricted stock units released, 5,937 shares, net of shares withheld for minimum statutory tax obligation	—	(145)	—	—	(145)
Balance at December 31, 2021	$285	$503,701	$308,223	$(66,574)	$745,635

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2020	$238	$287,256	$290,441	$(114,350)	$463,585
Net income (loss)	—	—	(2,969)	—	(2,969)
Change in net unrealized gain on investments	—	—	—	2,802	2,802
Change in derivatives qualifying as hedges, net of tax of $4	—	—	—	(13)	(13)
Change in pension liability and postretirement obligations, net of tax of $(537)	—	—	—	1,869	1,869
Stock options exercised, 11,236 shares	—	183	—	—	183
Stock compensation expense	—	2,071	—	—	2,071
Restricted stock units released, 68,369 shares, net of shares withheld for minimum statutory tax obligation	1	(927)	—	—	(926)
Balance at June 30, 2020	$239	$288,583	$287,472	$(109,692)	$466,602
Net income (loss)	—	—	(4,104)	—	(4,104)
Dividends declared	—	—	(1,433)	—	(1,433)
Change in foreign currency translation adjustment	—	—	—	6,631	6,631
Change in derivatives qualifying as hedges, net of tax of $(24)	—	—	—	82	82
Change in pension liability and postretirement obligations, net of tax of $(2,817)	—	—	—	10,071	10,071
Stock compensation - directors	—	269	—	—	269
Stock options exercised, 12,220 shares		243	—	—	243
Stock compensation expense	—	1,649	—	—	1,649
Restricted stock units released,35,023 shares, net of shares withheld for minimum statutory tax obligation	—	(54)	—	—	(54)
Balance at September 30, 2020	$239	$290,690	$281,935	$(92,908)	$479,956
Net income (loss)	—	—	6,594	—	6,594
Dividends declared	—	—	(1,434)	—	(1,434)
Change in foreign currency translation adjustment	—	—	—	9,216	9,216
Change in derivatives qualifying as hedges, net of tax of $(29)	—	—	—	100	100
Change in pension liability and postretirement obligations, net of tax of $81	—	—	—	(288)	(288)
Stock compensation - directors	—	135	—	—	135
Stock options exercised, 66,965	1	1,399	—	—	1,400
Stock compensation expense	—	1,716	—	—	1,716
Restricted stock units released, 4,954 shares, net of shares withheld for minimum statutory tax obligation	—	(71)	—	—	(71)
Balance at December 31, 2020	$240	$293,869	$287,095	$(83,880)	$497,324

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	17,834	(479)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	31,245	21,203
Deferred income taxes and related valuation allowance	(1,940)	(7,344)
Net loss (gain) on sale of real estate, investments and other	(390)	(1,262)
Stock based compensation	8,485	5,840
Amortization of deferred financing costs	1,274	1,986
Cost of debt refinancing	14,803	—
Loss (gain) on hedging instruments	682	—
Non-cash pension settlement expense (See Note 10)	—	18,933
Gain on Sale of building (See Note 2)	(375)	(2,638)
Non-cash lease expense	5,936	5,721
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	3,931	34,254
Inventories	(42,215)	20,786
Prepaid expenses and other	(5,544)	(1,564)
Other assets	(298)	545
Trade accounts payable	(4,229)	(8,764)
Accrued liabilities	2,608	(9,922)
Non-current liabilities	(8,080)	(5,347)
Net cash provided by (used for) operating activities	23,727	71,948

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	3,441	4,231
Purchases of marketable securities	(6,357)	(4,067)
Capital expenditures	(9,506)	(5,904)
Proceeds from sale of building, net of transaction costs	461	5,453
Dividend received from equity method investment	324	587
Proceeds from insurance reimbursement	482	100
Proceeds from sale of fixed assets	—	446
Purchase of businesses, net of cash acquired (See Note 2)	(539,778)	—
Net cash provided by (used for) investing activities	(550,933)	846

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,520	1,828
Borrowings under line-of-credit agreements	—	25,000
Payments under line-of-credit agreements	—	(25,000)
Repayment of debt	(467,725)	(3,338)
Fees paid for revolver extension (See Note 9)	—	(826)
Proceeds from issuance of long-term debt	725,000	—
Proceeds from equity offering	207,000	—
Fees related to debt and equity offering	(26,184)	—
Cash inflows from hedging activities	13,234	—
Cash outflows from hedging activities	(13,687)	—
Payment of dividends	(4,852)	(4,294)
Other	(2,054)	(1,050)
Net cash provided by (used for) financing activities	433,252	(7,680)
Effect of exchange rate changes on cash	(1,474)	8,062
Net change in cash and cash equivalents	(95,428)	73,176
Cash, cash equivalents, and restricted cash at beginning of year	202,377	114,700
Cash, cash equivalents, and restricted cash at end of period	$106,949	$187,876

Supplementary cash flow data:
Interest paid	$12,687	$7,208
Income taxes paid (refunded), net	$4,367	$4,325
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2021

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at December 31, 2021, the results of its operations for the three and nine months ended December 31, 2021 and December 31, 2020, and cash flows for the nine months ended December 31, 2021 and December 31, 2020, have been included. Results for the period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. The balance sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “2021 10-K”).

The Company is a leading worldwide designer, manufacturer, and marketer of intelligent motion solutions that efficiently and ergonomically move, lift, position, and secure materials. Key products include hoists, crane components, precision conveyor systems, accumulation tables, rigging tools, light rail workstations, and digital power and motion control systems. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how.

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine months ended December 31, 2021, sales to customers in the United States were each approximately 60% and 59% of total net sales, respectively.

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

The results of Dorner included in the Company’s consolidated financial statements from the date of acquisition are Net sales and Income from operations of $31,064,000 and $4,157,000, respectively, in the three months ended December 31, 2021 and Net sales and Income from operations of $98,781,000 and $8,481,000, respectively, in the nine months ended December 31, 2021. Dorner's Income from operations in the nine months ended December 31, 2021 includes $218,000 in integration related severance costs, which have been included in General and administrative expenses. Dorner's Income from operations in the nine months ended December 31, 2021 includes acquisition related inventory amortization of $2,981,000, which has been included in Cost of products sold.

In addition, the Company incurred acquisition integration and deal expenses in the amount of $53,000 and $8,739,000 in the three and nine months ended December 31, 2021, respectively, which are included in General and administrative expenses. The Company also incurred $970,000 in costs related to a transaction bonus that was paid 45 days after the acquisition date to key personnel of which $521,000 has been recorded as part of Cost of products sold, $350,000 has been recorded as part of Selling expenses, $74,000 has been recorded as part of General and administrative expenses, and $25,000 has been recorded as part of Research and development expenses in the nine months ended December 31, 2021.

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

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $289,923,000 has been preliminarily recorded as goodwill as of December 31, 2021. During the three months ended December 31, 2021, the Company refined its estimate of the amount of the purchase price allocated to customer relationships resulting in a decrease in the balance by $3,000,000 with an offsetting increase to goodwill, which is the primary reason for the increase in goodwill from amounts reported as of September 30, 2021. The identifiable intangible assets acquired include customer relationships of $137,000,000, technology of $45,000,000, and trade names of $8,000,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 15 years at the time of acquisition. Approximately $8,000,000 of goodwill arising as a result of the acquisition is deductible for tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of Dorner is not complete as of December 31, 2021 as the Company is continuing to gather information regarding Dorner's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$8,058
Working Capital	24,229
Property, plant, and equipment, net	26,104
Intangible assets	190,000
Other assets	658
Other liabilities	(3,734)
Finance lease liabilities	(14,582)
Deferred and other taxes, net	(39,644)
Goodwill	289,923
Total	$481,012

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

	Three months ended		Nine months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net sales	$216,088	$194,218	$653,187	$541,498
Net income (loss)	7,776	6,437	39,997	(29,061)

On December 1, 2021, the Company completed its acquisition of Garvey Corporation ("Garvey") for $67,731,000 including $907,000 in cash acquired, subject to an adjustment for working capital, cash and indebtedness and a $2,000,000 contingent payment that only becomes payable if (a) the EBITDA target set forth in the Purchase Agreement for the twelve-month period commencing on the month immediately following closing is achieved and (b) a specific current executive of Garvey remains employed with Garvey until at least March 31, 2023. The Company financed the acquisition by borrowing $75,000,000 utilizing the Accordion feature under its existing Term Loan B, discussed in Note 9. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner.

The results of Garvey are included in the Company’s consolidated financial statements from the date of acquisition. Garvey's Income from operations in the three months ended December 31, 2021 includes acquisition related amortization of backlog in the amount of $450,000, which has been included as an offset to Net sales, and inventory amortization of $515,000, which has been included in Cost of products sold.

In addition, the Company incurred acquisition integration and deal expenses in the amount of $317,000 in the three months ended December 31, 2021, which are included in General and administrative expenses.

Lastly, purchase accounting allocations are not complete at this time. The Company has preliminarily recorded: $21,040,000 in intangible assets related to backlog, trademarks and trade names, patents, engineered drawings, customer relationships; $41,829,000 in goodwill; and the remaining $4,862,000 recorded in net assets. See Note 4 for assumptions used in determining the fair values of the intangible assets acquired.

Further, pro forma financial information presenting the combined results of operations as if the Garvey acquisition had occurred as of April 1, 2020 has not been disclosed because it is not deemed a material acquisition.

Disposals
During the nine months ended December 31, 2021, the Company sold its former manufacturing facility in Lisbon, Ohio for $461,000. This resulted in a gain of $375,000 which is included in Cost of products sold on the Condensed Consolidated Statements of Operations.
During fiscal 2021, the Company sold one of its owned manufacturing facilities in China as a result of its plan to consolidate two of its Hangzhou, China manufacturing facilities into one and reorganize its Asia Pacific operations. During the nine months ended December 31, 2020, the Company received cash in the amount of 45 million RMB (approximately $6,363,000) from the buyer to purchase the facility which resulted in a gain of $2,638,000, of which $2,189,000 is included in Cost of products sold and $449,000 is included in General and administrative expenses on the Condensed Consolidated Statements of Operations during the nine months ended December 31, 2020.

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

The following table illustrates the balance and related activity for customer advances in the nine months ended December 31, 2021 and December 31, 2020 (in thousands):

Customer advances (contract liabilities)	December 31, 2021	December 31, 2020
March 31, beginning balance	$15,373	$10,796
Additional customer advances received	26,807	28,411
Revenue recognized from customer advances	(28,460)	(24,636)
Customer advances recorded from Dorner acquisition	4,144	—
Customer advances recorded from Garvey acquisition	10,606	—
Other (1)	(354)	1,187
December 31, ending balance	$28,116	$15,758

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $2,563,000 and $8,559,000 as of December 31, 2021 and March 31, 2021, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $2,189,000. We expect to recognize approximately 71% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the three and nine months ended December 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales by Product Grouping	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Industrial Products	$77,754	$71,090	$241,595	$192,127
Crane Solutions	81,213	75,970	$244,791	$216,602
Engineered Products	20,693	19,454	$62,618	$54,611
Precision Conveyor Products	36,382	—	$104,100	—
All other	46	33	$83	$67
Total	$216,088	$166,547	$653,187	$463,407

Industrial products include: manual chain hoists, electrical chain hoists, rigging/clamps, industrial winches, hooks, shackles, and other forged attachments. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuations systems. Precision conveyor products include: low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, as well as pallet system conveyors and accumulation systems. The All other product grouping includes miscellaneous revenue.

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the nine months ended December 31, 2021 and December 31, 2020 (in thousands):

Allowance for doubtful accounts	December 31, 2021	December 31, 2020
March 31, beginning balance	$5,686	$5,056
Bad debt expense	961	2,512
Less uncollectible accounts written off, net of recoveries	(1,520)	(1,405)
Allowance recorded from Dorner acquisition	152	—
Allowance recorded from Garvey acquisition	75	—
Other (1)	85	284
December 31, ending balance	$5,439	$6,447

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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$11,099	$11,099	$—	$—
Annuity contract	1,994	—	1,994	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(64)	—	(64)	—
Interest rate swap liability	(1,378)	—	(1,378)	—
Cross currency swap liability	(11,634)	—	(11,634)	—

Disclosed at fair value:
Term Loan B	$(513,841)	$—	$(513,841)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$7,968	$7,968	$—	$—
Annuity contract	2,025	—	2,025	—
Derivative assets (liabilities):
Foreign exchange contracts	(83)	—	(83)	—
Interest rate swap liability	(2,057)	—	(2,057)	—
Cross currency swap liability	(13,895)	—	(13,895)	—

Disclosed at fair value:
Term loan	$(254,581)	$—	$(254,581)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2021, the Term Loan B has been recorded at carrying value, which approximates fair value.

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

Assets and liabilities that were measured on a non-recurring basis during fiscal 2022 include assets and liabilities acquired in connection with the acquisitions of Dorner on April 7, 2021 and Garvey on December 1, 2021, described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

For the Dorner acquisition, significant valuation inputs included an attrition rate of 10.0% for customer relationships, an estimated royalty rate of 5.0% for technology, a royalty rate of 1.0% for trademark and trade names, and a weighted average cost of capital of 11.0%.

For the Garvey acquisition, significant valuation inputs included an attrition rate of 33.0% for customer relationships, an estimated engineering cost per hour of $37.50 for engineered drawings, royalty rates ranging from 0.75% to 1.5% for trademarks and trade names, a royalty rate of 4.5% for patents, and a weighted average cost of capital of 13.6%.

Please refer to the 2021 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2021 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
At cost - FIFO basis:
Raw materials	$122,604	$79,981
Work-in-process	38,655	23,067
Finished goods	35,919	27,201
Total at cost FIFO basis	197,178	130,249
LIFO cost less than FIFO cost	(22,079)	(18,761)
Net inventories	$175,099	$111,488

The acquisitions of Dorner and Garvey contributed $17,870,000 and $6,517,000, respectively, to the increase in inventory since March 31, 2021.

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $145,000 and $195,000 in the three months ended December 31, 2021 and December 31, 2020, respectively and a gain of $214,000 and 682,000 in the nine months ended December 31, 2021 and December 31, 2020, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three and nine months ended December 31, 2021 and December 31, 2020, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $2,775,000 and $3,040,000 as of December 31, 2021 and March 31, 2021, respectively, and has been accounted for as an equity method investment. The investment value was decreased for the Company's ownership percentage of income (loss) earned by EMC in the amount of $(218,000) and increased in the amount of $173,000 in the three months ended December 31, 2021 and December 31, 2020, respectively, and increased by $157,000 and $560,000 in the nine months ended December 31, 2021 and December 31, 2020, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in the nine months ended December 31, 2021 and December 31, 2020, respectively, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $324,000 and $1,290,000 in the nine months ended December 31, 2021 and December 31, 2020, respectively, as they were determined to be a return of the Company's investment. Dividends are included in investing activities on the Condensed Consolidated Statements of Cash Flows in the amount of $324,000 and $587,000 in the nine months ended December 31, 2021 and December 31, 2020, respectively, as the distribution received exceeded cumulative equity in earnings, under the cumulative earnings approach. The remaining balance of the cash dividend, during the nine months ended December 31, 2020, is included in operating activities on the Consolidated Statements of Cash Flows under the cumulative earnings approach. The December 31, 2021 and March 31, 2021 trade accounts receivable balance due from EMC are $2,266,000 and $2,250,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of December 31, 2021 and two reporting units as of March 31, 2021. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at December 31, 2021 and March 31, 2021. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $315,633,000 and $321,477,000 at December 31, 2021 and March 31, 2021, respectively. The acquisition of Dorner in fiscal 2022 as described in Note 2 has resulted in a third reporting unit. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $331,752,000 at December 31, 2021. The goodwill associated with the acquisition of Garvey, as described in Note 2, is included in the Precision Conveyance reporting unit.

Refer to the 2022 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three months ended December 31, 2021.

A summary of changes in goodwill during the nine months ended December 31, 2021 is as follows (in thousands):

Balance at April 1, 2021	$331,176
Acquisition of Dorner (see Note 2)	289,923
Acquisition of Garvey (see Note 2)	41,829
Currency translation	(5,844)
Balance at December 31, 2021	$657,084
During the three months ended September 30, 2021, the Company received cash in the amount of $2,357,000 from the former owner of Dorner as a result of a working capital adjustment. The adjustment contributed to the reduction in goodwill and the purchase price for Dorner from amounts reported as of June 30, 2021. During the three months ended December 31, 2021, the Company refined its estimate of customer relationships which decreased the balance by $3,000,000 with an offsetting increase to goodwill.

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of December 31, 2021 and March 31, 2021, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$20,252	$(5,366)	$14,886	$6,377	$(4,760)	$1,617
Indefinite lived trademark	47,243	—	47,243	47,857	—	47,857
Customer relationships	329,205	(67,802)	261,403	188,447	(55,785)	132,662
Acquired technology	96,576	(20,269)	76,307	46,843	(16,021)	30,822
Other	3,638	(2,917)	721	3,259	(2,855)	404
Total	$496,914	$(96,354)	$400,560	$292,783	$(79,421)	$213,362

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 5 years for other, and 17 years in total. Trademarks with a carrying value of $47,243,000 as of December 31, 2021 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $6,254,000 and $3,142,000 for the three months ended December 31, 2021 and 2020, respectively. Total amortization expense was $18,648,000 and $9,449,000 for the nine months ended December 31, 2021 and 2020, respectively. The increase in amortization expense is the result of the Dorner and Garvey acquisitions and related intangible assets acquired. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $26,600,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2021, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2021, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2021 fair values reflected in the table below. During the nine months ended December 31, 2021, the Company was not in default of any of its derivative obligations.

As of December 31, 2021, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. The notional amount of this derivative is $133,430,000, and this contract matures on March 31, 2028. During fiscal 2022, the Company modified the cross currency swap by extending it to fiscal year 2028, matching the intercompany loan. The Company has concluded that the transaction to modify the cross currency swap, as well as the modified swap, maintained hedge accounting. The modified cross currency swap is considered to have an other than insignificant financing element. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its December 31, 2021 balance of AOCL, the Company expects to reclassify approximately $516,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. The notional amount of those derivatives is $4,510,000, and all contracts mature by September 30, 2022. From its December 31, 2021 balance of AOCL, the Company expects to reclassify approximately $65,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The capital structure was below this threshold at December 31, 2021 as a result of the debt refinancing related to the Dorner acquisition (See Note 2). The Company expects to achieve this structure later in fiscal 2022.

The Company has two interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature on December 31, 2023 and have a total notional amount of $96,218,000 as of December 31, 2021. During fiscal 2022, the Company modified the LIBOR floor to match the new Term Loan B resulting from the Dorner related debt refinancing. The Company concluded that the modification maintained hedge accounting. The modified interest rate swap is considered to have an other than insignificant financing element as well as a more than an insignificant initial net investment. As such, its cash flows are classified as financing activities in the Statement of Cash Flows and the swap liability is considered a hybrid debt instrument. The recorded interest rate swap liability is disclosed in the tables below. The changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its December 31, 2021 balance of AOCL, the Company expects to reclassify approximately $820,000 out of AOCL, and into interest expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2021	Foreign exchange contracts	$(37)	Cost of products sold	$(13)
December 31, 2021	Interest rate swaps	546	Interest expense	(426)
December 31, 2021	Cross currency swaps	1,848	Foreign currency exchange (gain) loss	2,386

December 31, 2020	Foreign exchange contracts	(10)	Cost of products sold	5
December 31, 2020	Interest rate swap	(127)	Interest expense	(403)
December 31, 2020	Cross currency swaps	(5,480)	Foreign currency exchange (gain) loss	(5,319)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2021	Foreign currency exchange (gain) loss	$—
December 31, 2020	Foreign currency exchange (gain) loss	1

The following is derivative instruments on the Condensed Consolidated Balance Sheets for the nine months ended December 31, 2021 and 2020 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2021	Foreign exchange contracts	$(51)	Cost of products sold	$(42)
December 31, 2021	Interest rate swaps	(315)	Interest expense	(1,220)
December 31, 2021	Cross currency swaps	1,358	Foreign currency exchange (gain) loss	4,743

December 31, 2020	Foreign exchange contracts	(171)	Cost of products sold	83
December 31, 2020	Interest rate swap	(494)	Interest expense	(1,090)
December 31, 2020	Cross currency swaps	(13,420)	Foreign currency exchange (gain) loss	(13,247)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
December 31, 2021	Foreign currency exchange (gain) loss	$—
December 31, 2020	Foreign currency exchange (gain) loss	13

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2021	March 31, 2021
Foreign exchange contracts	Prepaid expenses and other	$28	—
Foreign exchange contracts	Accrued liabilities	(92)	(83)
Interest rate swap	Prepaid expenses and other	54	—
Interest rate swap	Other assets	300	—
Interest rate swap	Accrued liabilities	(1,133)	(1,185)
Interest rate swap	Other non current liabilities	(599)	(872)
Cross currency swap	Accrued liabilities	(689)	(13,895)
Cross currency swap	Other non current liabilities	(10,945)	—

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

In addition to the debt borrowing described above, the Company commenced and completed an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay in part outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment of outstanding borrowings under the Bridge Facility, the Bridge Facility was refinanced with a syndicated Term Loan B facility on May 14, 2021.

The key terms of the Term Loan B facility are as follows:

1) Term Loan B: An aggregate $450,000,000 Term Loan B facility, which requires quarterly principal amortization of 0.25% with the remaining principal due at the maturity date. In addition, if the Company has Excess Cash Flow (ECF) as defined in the Credit Agreement for the First Lien Facility (the “Credit Agreement”), the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan B facility. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year. Further, the Company may draw additional Incremental Facilities (referred to as an "Accordion") by executing and delivering to JPMorgan Chase Bank, N.A. an Increased Facility Activation Notice specifying the amount of such increase requested. Lenders shall have no obligation to participate in any increase unless they agree to do so in their sole discretion.

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

4) Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan B facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan B facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Facility is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first three months following the closing date.

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

In the first nine months of fiscal 2022, the Company incurred $14,803,000 in debt extinguishment costs of which $5,946,000 relates to the Company's prior Term Loan, $326,000 relates to the Company's prior Revolver, and $8,531,000 relates to fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility, all of which were incurred in the first quarter of fiscal 2022. These costs are classified as Cost of debt refinancing in the Condensed Consolidated Statements of Operations.

Further, in the first quarter of fiscal 2022, the Company recorded $5,432,000 in deferred financing costs on the First Lien Term Facility, which will be amortized over seven years. The Company recorded $4,027,000 in deferred financings costs on the New Revolving Credit Facility, of which $3,050,000 is related to the New Revolving Credit Facility and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and are classified in Other assets since no funds were drawn on the New Revolving Credit Facility.

Also discussed in Note 2, the Company completed its acquisition of Garvey on November 30, 2021 and borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B to increase the principal amount of the Term Loan B facility by $75,000,000. Proceeds from the Accordion were used, among other things, to finance the purchase price for the Garvey acquisition, pay related fees, expenses, and transaction costs. No material amendment to the terms of the Term Loan B facility or the First Lien Facility was necessary for the Company to exercise this Accordion feature.

In the third quarter of fiscal 2022, the Company recorded $892,000 in deferred financing costs on the Accordion, which will be amortized over the remaining life of the Term Loan B.

The outstanding principal balance of the Term Loan B facility was $512,560,000 as of December 31, 2021, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022. The Company made $6,315,000 in principal payments on the Term Loan B facility during the three months ended December 31, 2021 of which $1,315,000 was required. During the nine months ended December 31, 2021, the Company made $12,440,000 in principal payments on the Term Loan B facility of which $2,440,000 was required. The Company is obligated to make $5,250,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $17,109,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of December 31, 2021.  The outstanding letters of credit as of December 31, 2021 consisted of $1,102,000 in commercial letters of credit and $16,007,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of December 31, 2021 and $14,690,000 on the prior Term Loan as of March 31, 2021, respectively. The accumulated amortization balances were $669,000 and $8,744,000 as of December 31, 2021 and March 31, 2021, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility was $4,027,000 as of December 31, 2021 and the prior Revolver was $3,615,000 as of March 31, 2021, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $604,000 and $2,313,000 as of December 31, 2021 and March 31, 2021, respectively.

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $14,213,000 as of December 31, 2021 of which $530,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and revolving credit facility on the Company's Condensed Consolidated Balance Sheet. See Note 15, Leases, for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2021, unsecured credit lines totaled approximately $2,501,000, of which $0 was drawn. In addition, unsecured lines of $12,900,000 were available for bank guarantees issued in the normal course of business of which $9,478,000 was utilized.

Refer to the Company’s consolidated financial statements included in its 2021 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Service costs	$242	$294	$743	$847
Interest cost	2,528	2,792	7,607	8,823
Expected return on plan assets	(3,259)	(3,045)	(9,778)	(9,752)
Net amortization	363	779	1,096	2,511
Settlement	—	(113)	—	18,933
Net periodic pension (benefit) cost	$(126)	$707	$(332)	$21,362

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

The Company currently plans to contribute approximately $5,101,000 to its pension plans in fiscal 2022.

The following table sets forth the components of net periodic postretirement benefit cost (benefit) for the Company’s defined benefit postretirement plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest cost	$8	$7	$24	$35
Amortization of plan net losses	(55)	(94)	(165)	(198)
Net periodic postretirement (benefit) cost	$(47)	$(87)	$(141)	$(163)

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2021 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Numerator for basic and diluted earnings per share:
Net income (loss)	$9,894	$6,594	$17,834	$(479)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,469	23,928	27,887	23,871
Effect of dilutive employee stock options and other share-based awards	371	273	368	—
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,840	24,201	28,255	23,871

Stock options with respect to 156,000 common shares for the three and nine months ended December 31, 2021, respectively, were not included in the computation of diluted income per share because they were antidilutive. For the three and nine months ended December 31, 2021, 120,000 contingently issuable common shares were excluded because a performance condition had not yet been met.

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

During the first nine months of fiscal 2022, there were 99,000 shares of stock issued upon the exercising of stock options related to the Company’s stock option plans. During the fiscal year ended March 31, 2021, 125,000 shares of restricted stock units vested and were issued.

In May of fiscal 2022, the Company issued 4,312,500 shares of common stock raising proceeds of $198,705,000 net of fees in connection with the Dorner acquisition that was completed in April 2021. Refer to Notes 2 and 9 for additional details regarding this transaction.

On January 17, 2022, the Company's Board of Directors declared a dividend of $0.06 per common share. The dividend will be paid on February 22, 2022 to shareholders of record on February 11, 2022. The dividend payment is expected to be approximately $1,710,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $22,192,000 (gross of estimated insurance recoveries of $9,077,000 recorded in Other assets on the Condensed Consolidated Balance Sheet) as of December 31, 2021, of which $18,292,000 is included in Other non current liabilities and $3,900,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	December 31, 2021	March 31, 2021
Accrued general and product liability, beginning of period	$21,227	$11,944
Estimated insurance recoveries	1,025	8,052
Add provision for claims	5,652	4,634
Deduct payments for claims	(5,712)	(3,403)
Accrued general and product liability, end of period	$22,192	$21,227

Estimated insurance recoveries	(9,077)	(8,052)
Net accrued general and product liability, end of period	$13,115	$13,175

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,800,000 and $10,600,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 37 years from December 31, 2021. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $7,765,000. The Company has reflected the liability gross of insurance recoveries of $9,077,000 as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2021. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,400,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

In addition, the insurance carriers were required to reimburse the Company for past defense costs through the date of the settlement amounting to $3,006,000 which was paid during the second quarter of fiscal 2021. The reimbursement for past cost was recorded net of a contingent legal fee of $1,500,000 which was paid in the third quarter of fiscal 2021. Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of December 31, 2021 and March 31, 2021. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at December 31, 2021 in the amount of $9,077,000, which offsets its asbestos reserves.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,787,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2021. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $497,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at December 31, 2021.

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

The tax authority in Arezzo, Italy also issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 (fiscal period 2002/2003) and July 2004 to December 2006 (fiscal periods 2004/2005 and 2005/2006) claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. In August 2012, the tax authority in Arezzo, Italy issued four notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,600,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,200,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court, with four judgements, ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed four appeals of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeals of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decisions. In December 2016, the Power-One China Subsidiary was served by the Italian Revenue Service with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In February 2017 the Power-One China Subsidiary filed two memorandum before the Italian Supreme Court in response to the appeals made by the tax authority against the positive judgments on the tax assessments for fiscal years 2004/2005 and 2005/2006. In March 2017, the Regional Tax Court of Florence rejected the appeal of the assessment for 2006 fiscal year (period July 2006-December 2006). The tax authority had until October 2017 to appeal this decision. In October 2017, the Power-One China Subsidiary was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2006. In November 2017 the Power-One China Subsidiary filed a memorandum before the Italian Supreme Court in response to the appeal made by the tax authority against the positive judgment on the tax assessment for fiscal year 2006. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal year 2002/2003. In March 2018, the Regional Tax Court of Florence rejected the appeal of the assessment for 2002/2003 fiscal year. In October 2018 the Power-One China Subsidiary was served by the Italian Revenue Service with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2002/2003. In November 2018 the Power-One China Subsidiary filed a memorandum with the Italian Supreme Court in response to the appeal made by the tax authority.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $335,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of December 31, 2021 a total of $797,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2022.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 10% and 9% in the three months ended December 31, 2021 and December 31, 2020, respectively and 13% and (45)% in the nine months ended December 31, 2021 and December 31, 2020, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

For the three months ended December 31, 2021, the rates are lower than the U.S. statutory rate by 8 percentage points primarily due to the impact of carrying back a taxable loss in FY 2021 to prior tax years. For the nine months ended December 31, 2021, the rates are lower than the U.S. statutory rate by 9 percentage points primarily as a result of the impact of carrying back the taxable loss in FY 2021 to prior tax years as well as the impact of equity compensation.

For the three months ended December 31, 2020, the rates are lower than the U.S. statutory rate primarily as a result of pre-tax losses in certain jurisdictions. For the nine months ended December 31, 2020, the rates are lower than the U.S. statutory rate primarily as a result of the impacts associated with pre-tax losses in the U.S. related to the pension settlement expense recorded of $18,933,000 for the year, the U.S. R&D credit, and the utilization of net operating losses that previously had a full valuation allowance against them.

The Company estimates that the effective tax rate related to continuing operations will be approximately 15% to 17% for fiscal 2022.

Refer to the Company’s consolidated financial statements included in its 2021 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine-month period ended December 31, 2021 are as follows (in thousands):

	Three months ended December 31, 2021
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(37,241)	$(23,926)	$(3,753)	$(64,920)
Other comprehensive income (loss) before reclassification	(78)	(2,215)	2,357	64
Amounts reclassified from other comprehensive loss	229	—	(1,947)	(1,718)
Net current period other comprehensive income (loss)	151	(2,215)	410	(1,654)
Ending balance net of tax	$(37,090)	$(26,141)	$(3,343)	$(66,574)

	Nine months ended December 31, 2021
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(37,356)	$(21,776)	$(854)	$(59,986)
Other comprehensive income (loss) before reclassification	(425)	(4,365)	992	(3,798)
Amounts reclassified from other comprehensive loss	691	—	(3,481)	(2,790)
Net current period other comprehensive income (loss)	266	(4,365)	(2,489)	(6,588)
Ending balance net of tax	$(37,090)	$(26,141)	$(3,343)	$(66,574)

Details of amounts reclassified out of AOCL for the three months ended December 31, 2021 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
	$308	(1)
	308	Total before tax
	(79)	Tax (benefit) expense
	$229	Net of tax

Change in derivatives qualifying as hedges
	$17	Cost of products sold
	567	Interest expense
	(3,176)	Foreign currency
	(2,592)	Total before tax
	645	Tax (benefit) expense
	$(1,947)	Net of tax

Details of amounts reclassified out of AOCL for the nine-month period ended December 31, 2021 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
	$931	(1)
	931	Total before tax
	(240)	Tax (benefit) expense
	$691	Net of tax

Change in derivatives qualifying as hedges
	$56	Cost of products sold
	1,624	Interest expense
	(6,314)	Foreign currency
	(4,634)	Total before tax
	1,153	Tax (benefit) expense
	$(3,481)	Net of tax

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

The following table illustrates the balance sheet classification for ROU assets and lease liabilities (in thousands):

	Balance sheet classification	December 31, 2021	March 31, 2021
Assets	Other assets	$31,182	$34,181

Current	Accrued liabilities	8,033	7,673
Non-current	Other non current liabilities	24,003	27,321
Total liabilities		$32,036	$34,994

Included in the ROU asset balance are leases held by Dorner and Garvey in the amount of $895,000 and $1,361,000, respectively, as of December 31, 2021.

Operating lease expense of $2,332,000 and $2,342,000 and $6,940,000 and 6,953,000 for the three and nine months ended December 31, 2021 and December 31, 2020, respectively, is included in income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and nine months ended December 31, 2021 and December 31, 2020.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine months ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,885	$6,740
ROU assets obtained in exchange for new operating lease liabilities	$3,670	$2,421

Finance Lease

As stated in Note 9, Debt, in connection with the acquisition of Dorner, the Company recorded a finance lease for a manufacturing facility in Hartland, WI that has a 23 year lease term which terminates in 2035. The outstanding balance on the finance lease obligation is $14,213,000 as of December 31, 2021, of which $530,000 has been recorded within the Current portion of long term debt and finance lease obligations and the remaining balance is recorded within Term loan and finance lease obligations on the Company's Condensed Consolidated Balance Sheet.

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

Lease expense of $250,000 and $734,000 is included in Income from operations in the three and nine months ended December 31, 2021, respectively, and $162,000 and $477,000 is included in Interest and debt expense in the three and nine months ended December 31, 2021, respectively, on the Company's Condensed Consolidated Statements of Operations related to the finance lease.

Supplemental cash flow information related to finance leases is as follows (in thousands):

Nine months ended
December 31, 2021
Cash paid for amounts included in the measurement of finance lease liabilities	$847
ROU assets obtained in exchange for new finance lease liabilities	$14,582

16.    Effects of New Accounting Pronouncements

Topics adopted in fiscal 2022

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" (Topic 740). The standard clarifies, among other topics, that the effects of an enacted change in tax law on taxes currently payable or refundable for the current year be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation. The Company adopted this standard effective April 1, 2021 and the standard did not have a material impact on the financial statements for the nine months ended December 31, 2021.

Topics not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination and is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We are currently evaluating the impact the standard will have on our consolidated financial statements.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 146-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end user markets and customer base. In accordance with our Blueprint for Growth 2.0 Strategy, we are simplifying the business utilizing our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. We expect shareholder value will be enhanced by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 41% derived from customers outside the U.S. for the nine months ended December 31, 2021. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Further, on December 1, 2021, the Company completed its acquisition of Garvey. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner. The acquisitions of Dorner and Garvey accelerate the Company’s shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions.

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

Results of Operations

Three Months Ended December 31, 2021 and December 31, 2020

Net sales in the fiscal 2022 quarter ended December 31, 2021 were $216,088,000, up $49,541,000 or 29.7% from the fiscal 2021 quarter ended December 31, 2020 net sales of $166,547,000. Net sales were positively impacted by the acquisition of Dorner and Garvey which contributed $36,382,000, $8,983,000 due to increased sales volume, and $5,646,000 due to price increases. Foreign currency translation favorably impacted sales by $1,470,000 for the three months ended December 31, 2021.

Gross profit in the fiscal 2022 quarter ended December 31, 2021 was $75,057,000, an increase of $19,742,000 or 35.7% from the fiscal 2021 quarter ended December 31, 2020 gross profit of $55,315,000. Gross profit margin was 34.7% in the fiscal 2022 third quarter compared to 33.2% in the fiscal 2021 third quarter. The increase in gross profit was due to $16,703,000 in gross profit as a result of the acquisitions of Dorner and Garvey, $3,604,000 in increased productivity net of other cost changes, higher sales volume which increased gross profit by $3,243,000, $1,375,000 of price increases net of material inflation, and $251,000 in costs incurred in the prior year quarter due to factory closures that did not reoccur. These gross profit increases were offset by $3,045,000 in increased product liability costs, which includes the settlement of a matter for $2,850,000, $515,000 in acquisition related inventory amortization at Garvey, $455,000 in net higher business realignment costs than the prior year, $450,000 in backlog amortization related to the Garvey acquisition, and $421,000 in increased tariffs. The translation of foreign currencies had a $548,000 unfavorable impact on gross profit in the three months ended December 31, 2021.

Selling expenses were $24,468,000 and $18,829,000, or 11.3% of net sales, in both the fiscal 2022 and 2021 third quarters. Selling expense increased by $3,686,000 for costs incurred by Dorner and Garvey and $272,000 in business realignment costs during the three months ended December 31, 2021. The remaining increase relates to variable selling costs which have increased with sales. Foreign currency translation had a $196,000 favorable impact on selling expenses in the three months ended December 31, 2021.

General and administrative expenses were $25,144,000 and $19,859,000, or 11.6% and 11.9% of net sales, in the fiscal 2022 and 2021 third quarters, respectively. The increase in general and administrative expenses was due to $2,602,000 in general and administrative expenses incurred by Dorner and Garvey, $1,643,000 in higher incentive compensation expense and stock compensation expense, and $370,000 in acquisition and integration expenses in the three months ended December 31, 2021. Foreign currency translation had a $88,000 favorable impact on general and administrative expenses in the three months ended December 31, 2021.

Research and development expenses were $3,875,000 and $3,038,000, or 1.8% of net sales, in both the fiscal 2022 and 2021 third quarters. The increase in research and development expenses was due to $447,000 in research and development expenses incurred by Dorner and Garvey and $100,000 in higher incentive compensation expense and stock compensation expense.

Amortization of intangibles was $6,254,000 and $3,142,000 in the fiscal 2022 and 2021 third quarters, respectively, with the increase related to new intangible assets recorded from the Dorner and Garvey acquisitions.

Interest and debt expense was $4,375,000 in the third quarter ended December 31, 2021 compared to $2,986,000 in the third quarter ended December 31, 2020. The increase is related to higher interest and debt expense incurred on the Company's new Term Loan B as a result of the Dorner acquisition and related debt refinancing, as well as the subsequent Garvey acquisition and Accordion borrowings.

Investment income of $76,000 and $495,000 in the third quarters ended December 31, 2021 and 2020, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Other income was $455,000 in the third quarter ended December 31, 2021 compared to other expense of $144,000 in the third quarter ended December 31, 2020.

Income tax expense as a percentage of income from continuing operations before income tax expense was 10% and 9% in the third quarters ended December 31, 2021 and December 31, 2020, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the three months ended December 31, 2021, the rates are lower than the U.S. statutory rate by 8 percentage points primarily due to the impact of carrying back a taxable loss in FY 2021 to prior tax years. For the three months ended December 31, 2020, the rates are lower than the U.S. statutory rate primarily as a result of pre-tax losses in certain jurisdictions.

The Company estimates that the effective tax rate related to continuing operations will be approximately 15% to 17% for fiscal 2022.

Nine Months Ended December 31, 2021 and December 31, 2020

Net sales in the nine months ended December 31, 2021 were $653,187,000, up $189,780,000 or 41.0% from the fiscal 2021 nine months ended December 31, 2020 net sales of $463,407,000. Net sales were positively impacted by the acquisitions of Dorner and Garvey which contributed $104,100,000, $66,703,000 due to increased sales volume, and $11,617,000 due to price increases. Foreign currency translation favorably impacted sales by $7,360,000 for the nine months ended December 31, 2021.

Gross profit in the nine months ended December 31, 2021 was $230,255,000, an increase of $74,118,000 or 47.5% from the nine months ended December 31, 2020 gross profit of $156,137,000. Gross profit margin was 35.3% in the nine months ended December 31, 2021 compared to 33.7% in the nine months ended December 31, 2020. The increase in gross profit was due to $43,963,000 in gross profit as a result of the acquisitions of Dorner and Garvey, higher sales volume which increased gross profit by $23,109,000, $11,867,000 in increased productivity net of other cost changes, $2,973,000 of price increases net of material inflation, and $2,672,000 in costs incurred in the prior year due to factory closures that did not reoccur. These gross profit increases were offset by $3,496,000 in acquisition related inventory amortization at Dorner and Garvey, $3,045,000 in increased product liability costs, including a settlement of $2,850,000, a prior year gain in the amount of $2,189,000 recorded for a building sold in China that did not reoccur, $2,158,000 in increased tariffs, $1,040,000 net higher business realignment costs than the prior year, $521,000 in higher acquisition integration costs, and $450,000 in backlog amortization related to the Garvey acquisition. The translation of foreign currencies had a $2,433,000 favorable impact on gross profit in the nine months ended December 31, 2021.

Selling expenses were $72,107,000 and $56,087,000, or 11.0% and 12.1% of net sales, in the nine months ended December 31, 2021 and 2020, respectively. Selling expense increased by $10,386,000 for costs incurred by Dorner and Garvey. The remaining increase relates to variable selling costs which have increased with sales as well as higher personnel costs as a result of annual merit increases. Foreign currency translation had a $983,000 unfavorable impact on selling expenses in the nine months ended December 31, 2021.

General and administrative expenses were $78,495,000 and $53,842,000, or 12.0% and 11.6% of net sales, in the nine months ended December 31, 2021 and 2020, respectively. The increase in general and administrative expenses was due to $9,347,000 in general and administrative expenses incurred by Dorner and Garvey, $7,827,000 in acquisition expenses, which include costs related to a transaction bonus which are classified as general and administrative expense, $5,423,000 in higher incentive compensation expense and stock compensation expense, and $515,000 in net higher business realignment costs than in the prior year period. These increases were offset by $1,026,000 in reduced bad debt expense in the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 as a result of improving economic conditions due to the lessening impact of COVID-19 in the nine months ended December 31, 2021. Foreign currency translation had a $522,000 unfavorable impact on general and administrative expenses in the nine months ended December 31, 2021.

Research and development expenses were $11,283,000 and $8,703,000, or 1.7% and 1.9% of net sales, in the nine months ended December 31, 2021 and 2020, respectively. The increase in research and development expenses was due to $1,184,000 in research and development expenses incurred by Dorner and Garvey and $424,000 in higher incentive compensation expense and stock compensation expense.

Amortization of intangibles was $18,648,000 and $9,449,000 in the nine months ended December 31, 2021 and 2020, respectively, with the increase related to new intangible assets recorded from the Dorner and Garvey acquisitions.

Interest and debt expense was $14,774,000 in the nine months ended December 31, 2021 compared to $9,192,000 in the nine months ended December 31, 2020. The increase is related to higher interest and debt expense incurred on the Company's Bridge Facility and new Term Loan B as a result of the Dorner acquisition and related debt refinancing, as well as the subsequent Garvey acquisition and Accordion borrowings.

The Company incurred $14,803,000 in Cost of debt refinancing during the nine months ended December 31, 2021 as a result of the Dorner acquisition and related refinancing as described in Note 9 of the financial statements. There were no similar expenses incurred in the nine months ended December 31, 2020.
Investment income of $624,000 and $1,429,000 in the nine months ended December 31, 2021 and 2020, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Other income was $744,000 in the nine months ended December 31, 2021 compared to other expense of $20,081,000 in the nine months ended December 31, 2020. The prior year expense primarily related to a $18,933,000 settlement charge as a result of the termination of one of the Company's U.S. pension plans, as described in Note 10 of the financial statements. There were no similar expenses incurred in the nine months ended December 31, 2021.

Income tax expense as a percentage of income from continuing operations before income tax expense was 13% and (45)% in the nine months ended December 31, 2021 and December 31, 2020, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

For the nine months ended December 31, 2021, the rates are lower than the U.S. statutory rate by 9 percentage points primarily as a result of the impact of carrying back the taxable loss in FY 2021 to prior tax years as well as the impact of equity compensation.

For the nine months ended December 31, 2020, the rates are lower than the U.S. statutory rate primarily as a result of the impacts associated with pre-tax losses in the U.S. related to the pension settlement expense recorded of $18,933,000 for the year, the U.S. R&D credit, and the utilization of net operating losses that previously had a full valuation allowance against them.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $106,949,000 at December 31, 2021, a decrease of $95,428,000 from the March 31, 2021 balance of $202,377,000.

Cash flow from operating activities

Net cash provided by operating activities was $23,727,000 for the nine months ended December 31, 2021 compared to $71,948,000 for the nine months ended December 31, 2020. Net income of $17,834,000 along with non-cash adjustments to net income of $59,720,000, of which $31,245,000 is from Depreciation and amortization and $14,803,000 is from Cost of debt refinancing as a result of the Dorner acquisition, were the primary drivers contributing to cash provided by operations for the nine months ended December 31, 2021. These increases in cash for the nine months ended December 31, 2021 were offset by an increase of $42,215,000 in inventories as the Company increased inventory due to current supply chain constraints, a decrease in trade accounts payable of $4,229,000, an increase in prepaid expenses of $5,544,000, and a decrease of $5,472,000 in accrued expenses and non-current liabilities. The decrease in accrued expenses and non-current liabilities primarily consists a decrease in customer deposits as well as $6,885,000 in cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended December 31, 2021.

The net cash provided by operating activities for the nine months ended December 31, 2020 primarily consisted of non-cash adjustments to net income of $42,439,000, decrease in trade accounts receivable of $34,254,000, and a decrease in inventory of $20,786,000 for the nine months ended December 31, 2020.

Cash flow from investing activities

Net cash used by investing activities was $550,933,000 for the nine months ended December 31, 2021 compared with net cash provided by investing activities of $846,000 for the nine months ended December 31, 2020. The most significant use of cash was $539,778,000 to purchase Dorner and Garvey, net of cash acquired, as well as $9,506,000 in capital expenditures.

The net cash provided by investing activities for the nine months ended December 31, 2020 was primarily due to $5,453,000 in proceeds received from a sale of a building owned in China, offset by $5,904,000 in capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities was $433,252,000 for the nine months ended December 31, 2021 and net cash used by financing activities was $7,680,000 for the nine months ended December 31, 2020. The most significant sources of cash were $725,000,000 in gross proceeds from the issuance of long term debt and $207,000,000 in gross proceeds from an equity offering, which were used to fund the Dorner and Garvey acquisitions. These sources of cash were offset by $467,725,000 in repayments of debt, $26,184,000 in fees related to the debt and equity offering, and dividends paid in the amount of $4,852,000. As noted in Note 8 of the financial statements, during the second quarter of fiscal 2022, the Company modified its cross currency swap and interest rate swap. As such, the associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows which resulted in a net cash outflow of $453,000 during the nine months ended December 31, 2021.

The most significant uses of cash for the nine months ended December 31, 2020 were $3,338,000 in repayments on the prior Term Loan and dividends paid in the amount of $4,294,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our new First Lien Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of December 31, 2021, $69,663,000 of cash and cash equivalents were held by foreign subsidiaries.

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

In addition to the debt borrowing described above, the Company commenced and completed an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay in part outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment of outstanding borrowings under the Bridge Facility, the Bridge Facility was refinanced with a syndicated Term Loan B facility on May 14, 2021.

The key terms of the Term Loan B facility are as follows:

1) Term Loan B: An aggregate $450,000,000 Term Loan B facility, which requires quarterly principal amortization of 0.25% with the remaining principal due at the maturity date. In addition, if the Company has Excess Cash Flow (ECF) as defined in the Credit Agreement for the First Lien Facility (the “Credit Agreement”), the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan B facility. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year. Further, the Company may draw additional Incremental Facilities (referred to as an "Accordion") by executing and delivering to JPMorgan Chase Bank, N.A. an Increased Facility Activation Notice specifying the amount of such increase requested. Lenders shall have no obligation to participate in any increase unless they agree to do so in their sole discretion.

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

4) Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan B facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan B facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders. A prepayment premium of 1% of the principal amount of the First Lien Term Facility is required if the prepayment is associated with a Repricing Transaction and it were to occur within the first three months following the closing date.

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

In the first nine months of fiscal 2022, the Company incurred $14,803,000 in debt extinguishment costs of which $5,946,000 relates to the Company's prior Term Loan, $326,000 relates to the Company's prior Revolver, and $8,531,000 relates to fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility, all of which were incurred in the first quarter of fiscal 2022. These costs are classified as Cost of debt refinancing in the Condensed Consolidated Statements of Operations.

Further, in the first quarter of fiscal 2022, the Company recorded $5,432,000 in deferred financing costs on the First Lien Term Facility, which will be amortized over seven years. The Company recorded $4,027,000 in deferred financings costs on the New Revolving Credit Facility, of which $3,050,000 is related to the New Revolving Credit Facility and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and are classified in Other assets since no funds were drawn on the New Revolving Credit Facility.

Also discussed in Note 2, the Company completed its acquisition of Garvey on November 30, 2021 and borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B to increase the principal amount of the Term Loan B facility by $75,000,000. Proceeds from the Accordion were used, among other things, to finance the purchase price for the Garvey acquisition, pay related fees, expenses, and transaction costs. No material amendment to the terms of the Term Loan B facility or the First Lien Facility was necessary for the Company to exercise this Accordion feature.

In the third quarter of fiscal 2022, the Company recorded $892,000 in deferred financing costs on the Accordion, which will be amortized over the remaining life of the Term Loan B.

The outstanding principal balance of the Term Loan B facility was $512,560,000 as of December 31, 2021, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022. The Company made $6,315,000 in principal payments on the Term Loan B facility during the three months ended December 31, 2021 of which $1,315,000 was required. During the nine months ended December 31, 2021, the Company made $12,440,000 in principal payments on the Term Loan B facility of which $2,440,000 was required. The Company is obligated to make $5,250,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $17,109,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of December 31, 2021.  The outstanding letters of credit as of December 31, 2021 consisted of $1,102,000 in commercial letters of credit and $16,007,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of December 31, 2021 and $14,690,000 on the prior Term Loan as of March 31, 2021, respectively. The accumulated amortization balances were $669,000 and $8,744,000 as of December 31, 2021 and March 31, 2021, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility was $4,027,000 as of December 31, 2021 and the prior Revolver was $3,615,000 as of March 31, 2021, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $604,000 and $2,313,000 as of December 31, 2021 and March 31, 2021, respectively.

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $14,213,000 as of December 31, 2021 of which $530,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and revolving credit facility on the Company's Condensed Consolidated Balance Sheet. See Note 15, Leases, for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2021, unsecured credit lines totaled approximately $2,501,000, of which $0 was drawn. In addition, unsecured lines of $12,900,000 were available for bank guarantees issued in the normal course of business of which $9,478,000 was utilized.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2021 and December 31, 2020 were $9,506,000 and $5,904,000, respectively. We expect capital expenditure spending in fiscal 2022 to range from $12,000,000 to $16,000,000.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented despite rising inflation levels over such periods due to our ability to pass on rising costs through annual price increases. However, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In addition we are currently experiencing higher levels of material inflation than we have seen in recent years. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.  However, we believe we have been successful in the past, and expect to be successful in the future, in instituting price increases to pass on these material cost increases.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). With the acquisition of Dorner, we have three reporting units: the Duff Norton reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $315,633,000, and $331,752,000, respectively, as of December 31, 2021.

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

Item 4.    Controls and Procedures

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 2.1*	Garvey Stock Purchase Agreement incorporated by reference from 8-K filed on November 4, 2021.

Exhibit 3.1*	Seventh Amended and Restated By-Laws of the Company incorporated by reference from 8-K filed on November 9, 2021.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2021 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	January 27, 2022	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)