Form 10-K
period 2022-03-31
COLUMBUS MCKINNON CORP
filed 2022-05-25
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2021 (the second fiscal quarter in which this Form 10-K relates) was approximately $1.4 billion, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 23, 2022 was 28,550,590 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2022 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2022 Annual Report on Form 10-K

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, including the impact of the COVID-19 pandemic, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under “Risk Factors” and our other publicly available SEC filings. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. Some of these statements can be identified by the use of forward-looking words such as “will,” “may,” “should,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “future” and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and are based on our current expectations. Except as required by applicable law, we do not undertake and specifically decline any obligation to publicly release any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Actual events or our actual operating results could differ materially from those predicted, anticipated, or implied in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

PART I

Item 1.        Business

General

Columbus McKinnon Corporation ("Columbus McKinnon" or the "Company") is a leading worldwide designer, manufacturer and marketer of intelligent motion solutions that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. Key products include hoists, crane components, precision conveyor systems, rigging tools, light rail workstations and digital power and motion control systems. These are highly relevant, professional-grade solutions that solve customers’ critical material handling requirements.

The Company is focused on commercial and industrial applications that require the safety, reliability and quality provided by its superior design and engineering know-how. Our products are used for mission critical applications where we have established, trusted brands with significant customer retention. Our targeted market verticals include general industries, transportation, energy and utilities, process industries, industrial automation, construction and infrastructure, food and beverage, entertainment, life sciences, consumer packaged goods and e-commerce/supply chain/warehousing.

On April 7, 2021, the Company completed its acquisition of Dorner Mfg. Corp. ("Dorner"). Dorner, headquartered in Hartland, Wisconsin, is a leading automation solutions company providing unique, patented technologies in the design, application, manufacturing and integration of high-precision conveying systems. The acquisition of Dorner accelerates the Company’s shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. Dorner is a leading supplier to the stable life sciences, food processing, and consumer packaged goods markets as well as the high growth industrial automation and e-commerce sectors. The addition of Dorner provides attractive complementary adjacencies including sortation and asynchronous conveyance systems. Dorner offers a broad range of precision conveying systems to our product offerings, which include low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, as well as pallet system conveyors.

In addition, on December 1, 2021, the Company completed its acquisition of Garvey Corporation ("Garvey"), which further expanded its precision conveyance offerings. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner. The acquisitions of Dorner and Garvey accelerate the Company’s shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions.

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

We initiated our Blueprint for Growth strategy in early fiscal 2018. It originally had three phases. In Phase 1, which was completed during fiscal 2018, we focused on instilling a performance-based culture to drive results, which included reorganizing the business into three product groups. Phase II, which began in the latter half of fiscal 2018, included simplifying the business with our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. Through the simplification process, we identified three businesses in our portfolio that were not a fit with our product offerings and strategy that represented approximately $38 million in revenue in fiscal 2018. By the end of fiscal 2019, we divested these three businesses and completed the closure of one manufacturing facility in Ohio, which provided $2 million in cost savings in fiscal 2020. During fiscal 2020, the Company began to further reduce its manufacturing footprint by initiating the closure and consolidation of our remaining facility in Ohio into other U.S. facilities, which was completed in fiscal 2021. Similarly, one of our manufacturing facilities in China was closed during fiscal 2020 and its operations were consolidated into our other manufacturing facility in China. A small operation in France was closed during fiscal 2021. The annual savings from these factory consolidations is approximately $8.3 million. Simplification with the 80/20 process and other operational efficiencies implemented enabled the consolidations without reducing our ability to serve our customers and address demand. Phase III of the strategy was centered on evolving the business model including optimizing our current product portfolio as well as pursuing acquisitions to advance our transformation into a leading intelligent motion solutions company. The Dorner and Garvey transactions are examples of these types of acquisitions.

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

With CMBS as the foundation, we are well positioned to execute the Core Growth Framework of our Blueprint for Growth 2.0 strategy. The Framework defines four parallel paths for Columbus McKinnon’s growth and provides clear organic and strategic initiatives. Our Core Growth framework includes:

•Strengthening the Core which is a foundational path focused on initiatives that will strengthen competencies and improve our competitive position within our existing share of our Serviceable Addressable Market (”SAM”). Initiatives include further developing commercial and product management competencies and improving our digital tools for a better, more efficient customer experience.

•Growing the Core is a path that is focused on taking greater marker share, both organically and through acquisitions, within our SAM. We are making progress on this path with product localization, new product development and advancements in automation and aftermarket support for our distributors.

•Expanding the Core is a path that is focused on improved channel access and geographic expansion. Here we expand beyond our SAM into the broader Total Addressable Market (“TAM”). This involves building out our presence both geographically and in new verticals with expanded offerings, which we expect we can accomplish organically as well as with acquisitions.

•Reimagining the core is a more transformational path that rethinks our TAM and targets strategic expansion beyond our existing TAM. As we think more broadly about material handling and increasing trends in intelligent motion, not just lifting, but solutions for how materials move throughout customer environments, there are some compelling ideas that emerge. The Dorner and Garvey acquisitions are examples of reimagining Columbus McKinnon’s core, which added an additional $5 billion to our TAM, with the specialty conveying microsegment growing at an estimated 6% to 8% rate annually.

The strategy is geared toward investing in new products that solve our customers’ tough problems and expanding into new platforms that provide intelligent motion solutions for material handling, such as precision conveyance capabilities. We believe the acquisitions of Dorner and Garvey establish a platform for expansion supported by new product development, a fragmented competitive landscape and complementary adjacencies. It also allows Dorner and Garvey to expand geographically by having access to our global footprint and provides us with an entry point into a pipeline of additional acquisition opportunities in the fragmented precision conveying industry.

Our legacy Lifting business is cyclical in nature and sensitive to changes in general economic conditions, including changes in industrial capacity utilization, industrial production, and general economic activity indicators, like GDP growth. Both U.S. and Eurozone capacity utilization and the ISM Production Index are leading market indicators for our Company.

Business Description

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; and below-the-hook special purpose lifters; power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. The fiscal 2022 acquisitions of Dorner and Garvey expand our product offerings to include a broad range of highly engineered, precision conveying solutions. Our products are typically manufactured for stock or assembled to order from standard components, and are sold primarily through a variety of commercial distributors and, to a lesser extent, directly to end-users. Our STAHL subsidiary brings market leadership with independent crane builders and EPC firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy-duty trucking, agriculture, logging and mining. The acquisitions of Dorner and Garvey expand the Company's reach to include the stable life sciences, food processing and consumer packaged goods markets and high growth industrial automation and e-commerce sectors. We also serve a niche market for the entertainment industry, including permanent and traveling concerts, live theater, and sporting venues.

Products

Of our fiscal 2022 sales, $532,830,000, or 59%, were U.S. and $373,725,000 or 41% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2022 and 2021:

	Fiscal Years Ended March 31,
	2022	2021
Hoists	48%	61%
High-precision conveying systems	16	—
Digital power control and delivery systems	11	12
Actuators and rotary unions	9	11
Chain and rigging tools	9	7
Industrial cranes	5	6
Elevator application drive systems	2	3
	100%	100%

Hoists - We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools, and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to nearly 275 tons with the acquisition of STAHL. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, STAHL, Yale, and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy and utilities, steel and metals processing, mining, transportation, entertainment, and other markets. We also supply hoist trolleys, driven manually or by electric motors, which are used in conjunction with hoists.

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

High-precision conveying systems – Our fiscal 2022 acquisitions of Dorner and Garvey expanded our product offerings to include high-precision, specialty conveyor system solutions. These conveyor systems range from build to order modular standard systems to highly engineered customer solutions. These products offer customers high quality and reliable solutions that enhance productivity and profitability.

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

Service-After-Sale Distribution Channel - Service-after-sale distributors include our authorized network of 23 chain repair service stations and over 229 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Backlog

Our backlog of orders at March 31, 2022 was approximately $309,052,000, including $60,223,000 of backlog related to the Dorner and Garvey acquisitions, compared to approximately $171,698,000 at March 31, 2021. The increase is a result of growing order rates as markets recover from COVID-19, backlog related to the acquired businesses, as well as higher than normal backlog due to supply chain challenges. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales. Fluctuations in backlog can reflect the project-oriented nature of certain aspects of our business.

Competitive Conditions

The material handling and precision conveyance industries remains fragmented. We face competition from a wide range of regional, national, and international manufacturers globally. In addition, we often compete with individual operating units of larger, highly diversified companies.

The principal competitive factors affecting our business include customer service and support as well as product availability, performance, functionality, brand reputation, reliability, and price. Other important factors include distributor relationships and territory coverage as well as the robustness of our digital tools which impacts the customer experience.

We believe we have leading U.S. market share in various products categories including hoists, trolleys and components, AC and DC material handling drives, screw jacks, and elevator DC drives. These product categories represented 53% of our U.S. net sales for fiscal 2022.

Major competitors for hoists are Konecranes, and Kito (and its U.S. subsidiary Harrington); for chain are Campbell Chain, Peerless Chain Company (acquired by Kito), and American Chain and Cable Company; for digital power control systems are Konecranes, Power Electronics International, Inc., Cattron Holdings (a division of Harbour Group), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Nidec Corporation), OMRON Corporation, KEB GmbH, and Fujitec; for forged attachments are The Crosby Group, Brewer Tichner Company and Chicago Hardware and Fixture Company; for actuators and rotary unions are Deublin, Joyce-Dayton, and Nook Industries, a division of Altra Industrial Motion Corp.; and for precision conveyors and accumulators are FlexLink, Bosch Rexroth AG, MK North America, Inc., Duravant, Nercon Eng. & Mfg. Inc and Arrowhead Systems.

Human Capital Management
Headquartered in Buffalo, New York, Columbus McKinnon’s global footprint includes offices and manufacturing facilities in more than 24 countries across North America, Latin America, Europe, the Middle East, Africa and Asia. At March 31, 2022, we had 3,224 employees globally. Approximately 6% of our employees are represented under two separate U.S. collective bargaining agreements that expire in May 2024 and September 2024. We also have various labor agreements with our non-U.S. employees that we negotiate from time to time. We have good relationships with our employees and positive, productive relationships with our unions. We believe the risk of employee or union led disruption in production is remote. The acquisitions of Dorner and Garvey in fiscal 2022 added approximately 596 employees to our global workforce and five primary manufacturing facilities.

Successful execution of our strategy is dependent on attracting, developing, and retaining key employees and members of our management team, which we achieve through the following:

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
•The Company places the highest priority on workplace safety. We feel it is critical to ensure our most valuable assets, our employees, have a safe environment to work in every day. “Connect safety to everything you do” highlights the importance of safety to our culture. As a permanent agenda item at all management meetings, safety comes first. For fiscal 2022, the Company had an overall safety incident rate of 0.70 (number of injuries and illnesses multiplied by 200,000, divided by hours worked). This figure excludes our fiscal 2022 acquisitions of Dorner and Garvey which will be incorporated in Fiscal 2023.
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

As part of our response to the COVID-19 pandemic, we implemented strict safety protocols at our sites, as recommended by medical and public health experts. We continue to have regular communication with employees to keep them abreast of the corporate-wide expectations and posted signage throughout our facilities reminds our associates of the new heightened safety protocols, including frequent cleaning and increased sanitization efforts to keep our employees safe. Associates where possible are being brought back to the office in a hybrid working model, increasing site collaboration while maintaining flexibility.

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

In fiscal 2022, we made it a priority to articulate our Purpose - Together we create intelligent motion solutions that move the world forward and improve lives.

In addition, we also set the following objectives for fiscal 2022:
•Make significant investments in forward advancement of ESG (People & Technology enablers);
•Perform extensive data collection and analysis to identify areas for improvement;
•Build upon our baseline year ESG metrics;
•Build upon our legacy products and commitment to customers, while also growing through acquisitions;
•Launch our CMCO Cares platform, a more formal and centralized process for corporate giving and community involvement; and
•Be more transparent with internal and external stakeholders through communications and public disclosures.

As we look forward to fiscal 2023 and beyond, we have additional plans that will continue to move our ESG initiatives forward. We continue to collect and analyze data to set realistic, yet challenging goals. We expect to publish several of these goals in our next Corporate Social Responsibility Report.

Raw Materials and Components

Our principal raw material and component purchases aggregated to approximately $368 million in fiscal 2022 (or 62% of Cost of product sold in fiscal 2022) and included steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components;

conveyors; accumulators and standard variable drives. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements that are negotiated on a Company-wide basis through our global purchasing group. Generally, as we experience fluctuations in our costs, we reflect these increases in costs as price increases to our customers with the goal of being margin neutral. Currently, as a result of global supply chain challenges, we are experiencing higher raw material costs. To date, we have successfully raised prices several times globally to our customers to cover these increased raw material costs and protect gross margins.

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

See Note 16 to our March 31, 2022 consolidated financial statements included in Item 8 of this Form 10-K for more information on our matters involving litigation.

Available Information

Our internet address is www.columbusmckinnon.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The content on any website referred to in this Annual Report on Form 10-K (“Form 10-K”) is not incorporated by reference into this Form 10-K, unless expressly noted otherwise.

Item 1A.    Risk Factors

Columbus McKinnon is subject to a number of risks that could negatively affect our business, financial condition or results from business operations or cause our actual results to differ materially from those projected or indicated in any forward-looking statement. You should carefully consider the risks described below, as well as the other information contained in this Annual Report on Form 10-K in evaluating your investment in us. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing Columbus McKinnon. This list is not all-inclusive or necessarily in order of importance. Our business could also be affected by additional risks that are not presently known to us or that we currently consider to be immaterial.

Business Risks

Our business is cyclical and is affected by industrial economic and macroeconomic conditions.

Many of the end-users of our products are in highly cyclical industries, such as manufacturing, power generation and distribution, commercial construction, oil and gas exploration and refining, transportation, agriculture, logging, and mining that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general macroeconomic conditions, including, among others, movements in interest rates, inflation, changes in currency exchange rates and higher fuel and other energy costs, and other factors beyond our control, and is vulnerable to economic downturns. Decreased capital and maintenance spending by these customers could have a material adverse effect on the demand for our products and our business, financial condition, and results of operations. In particular, higher interest rates could result in decreased demand for our products from end-users, which would have a material adverse effect on our business and results of operations, and concurrently result in higher interest expense related to borrowings under our credit facilities. In addition, inflation can also result in higher interest rates and negatively impact our results of operation. With inflation, the costs of capital increases, and the purchasing power of our and our end users’ cash resources declines, which can negatively affect demand from our customers. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. If there is deterioration in the general economy or in the industries we serve, our business, results of operations, and financial condition could be materially adversely affected. Furthermore, even if demand for our products improves, it is difficult to predict whether any improvement represents a long-term improving trend or the extent or timing of improvement. There can be no assurance that historically improving cycles are representative of actual future demand. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

Our business, particularly with respect to our material handling and precision conveyance products, is highly competitive and subject to consolidation of competitors. Increased competition could reduce our sales, earnings, and profitability.

The principal markets that we serve within the material handling and precision conveyance industries are fragmented and highly competitive. Competition is based primarily on customer service and support as well as product availability, performance, functionality, brand reputation, reliability, and price. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage. In addition, through consolidation, some of our competitors have achieved substantially greater market penetration in certain of the markets in which we operate than we have been able to achieve. If we are unable to compete successfully against other manufacturers of material handling equipment and precision conveyors, we could lose customers and our revenues may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products or product developments that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

Our growth strategy depends on successful integration of acquisitions.

Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, on our ability to successfully execute our acquisition strategy, and the successful integration of acquired businesses, including Dorner and Garvey, into our existing business. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the United States.

We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully integrate acquired businesses, including Dorner and Garvey, into our existing business or expand into new markets, our sales and earnings growth could be reduced. Furthermore, the failure to achieve the anticipated synergies of our recent significant acquisitions or recognize the anticipated market opportunities or integration from our recent acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has, and may in the future continue to, adversely affect our business.

We have been, and may continue in future periods to be, materially and adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and any other related adverse public health developments have caused, and are expected to continue to cause, disruption to both our domestic and international operations and sales activities. The continued operation of our facilities is subject to local laws and regulations. While all of our facilities have been deemed essential under applicable law, there is no guarantee this will continue. Although we have thus far had no significant operating disruptions due to the pandemic, like all companies, the apparent increased contagiousness of the Omicron variant poses risk to the availability of our workforce. Our third-party manufacturers, suppliers, distributors, sub-contractors and customers have been, and may in the future continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing operations or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments have been, and in the future may continue to be, delayed, which could adversely affect our business, operations, and customer relationships. In addition, COVID-19 or other disease outbreaks have in the short-run and may over the longer term adversely affect the economies and financial markets of many countries and have caused inflationary pressures in the U.S. and elsewhere, which could result in an economic downturn that could affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions has, and may in the future continue to, adversely impact our business, financial condition, operating results and cash flows.

Our future operating results may be affected by price fluctuations and trade tariffs on steel, aluminum, and other raw materials purchased to manufacture our products. We may not be able to pass on increases in raw material costs to our customers.

The primary raw materials used in our chain, forging and crane building operations are steel, aluminum, and other raw materials such as motors, electrical and electronic components, castings and machined parts and components. The industries that produce these critical components and materials are also themselves highly cyclical and at times pricing and availability can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs, and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices and trade tariffs, competitive conditions will determine how much of the price increases we can pass on to our customers. In the future, to the extent we are unable to pass on any steel, aluminum, or other raw material price increases to our customers, our profitability could be adversely affected.

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which has damaged, and could continue to damage, our business, results of operations and financial condition.

Due to increased demand across a range of industries, the global supply chain for certain critical components and raw materials used in the manufacture of our products has experienced significant constraints in recent periods. Particularly, the markets for motors, computer chips, and other components are experiencing increased demand, creating substantial uncertainty regarding the availability of key components and raw materials used to manufacture our products. The COVID-19 pandemic has also contributed to and exacerbated these constraints. This constrained supply environment has adversely affected, and could further affect, availability, lead times and cost of components and raw material, and has impacted, and could continue to impact, our ability to respond to accelerated or quick-turn delivery requests from customers, or meet customer demand and product delivery dates for our end customers where we cannot timely secure adequate supply of these components and raw materials. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the timeframes that we require at an acceptable cost, if at all. In addition, we have experienced, and may continue to experience, significant delays in receiving shipments of key component and raw materials and in shipping our completed products to customers. We have incurred, and may continue to incur, additional shipping and delivery costs to seek to expedite the delivery of critical components and raw materials.

In an effort to mitigate these risks, in some cases, we have incurred higher costs to secure available inventory, or have extended or placed non-cancellable purchase commitments with suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. While we may attempt to recover the increased costs through price increases to our customers, we may be unable to mitigate the effect on our results of operations. We have also multi-sourced and pre-ordered components and raw materials inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. Despite our attempts to mitigate the impact on our business, these constrained supply conditions are expected to adversely impact our costs of goods sold. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials due to COVID-related restrictions could further delay or inhibit our ability to obtain supply of components and raw materials and produce finished goods. There can be no assurance that the impacts of the COVID-19 pandemic on the supply chain will not continue, or worsen, in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our growth, gross margin and financial results. These types of negative financial impacts on our business may become more acute as supply chain pressures increase.
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

The future results of our Company will suffer if we do not effectively manage our expanded operations following the Dorner and Garvey acquisitions.

Since the completion of the acquisition of Dorner and Garvey, the size of our business has increased significantly beyond its pre-acquisition size. Our future success depends, in part, on our ability to manage the Dorner and Garvey businesses, which will pose substantial challenges for management, including challenges related to the management and monitoring of our operations and associated increased costs and complexity. There can be no assurances that the Dorner business or the Garvey business will be successful or that we will realize the benefits anticipated from the acquisition of those businesses.

We are currently integrating the operations of Dorner and Garvey into the Company. As part of the integration plan for Dorner and Garvey, we have incurred, and anticipate that we will continue to incur, certain non-recurring charges in connection with this integration, including costs for:

•employee retention, redeployment, relocation or severance; and
•integration, including of people, technology, operations, marketing, and systems and processes;

however, we cannot identify the exact timing, nature and amount of all such charges. These integration costs will be charged as an expense in the period incurred. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our future success depends, in part, on our ability to continue to attract, develop, engage and retain qualified employees.

Because of the complex nature of many of our products and services, we are generally dependent on an educated and highly skilled workforce, including our engineering talent and our sales professionals. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate and retain qualified employees, could impair our ability to execute our business strategy, and could adversely affect our business, financial condition, results of operations or cash flows. The importance of recruiting and retaining qualified employees has only become more acute during the COVID-19 pandemic as labor shortages have occurred in many of the regions in which we have operations. Low rates of unemployment in key geographic areas in which we operate may lead to high rates of turnover and loss of critical talent, which could in turn lead to higher labor costs.

Financial Risks

Changes in the method of determining the London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, although on November 30, 2020 it announced that it had extended the period in which it will continue to publish certain LIBOR tenors, including three-month LIBOR, to June 30, 2023. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023, or whether different benchmark rates used to price indebtedness will develop. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly. The interest rate on the Company’s Term Loan B and revolving credit facility have a variable component that is based on LIBOR. The phase-out of LIBOR may negatively impact the terms of our outstanding indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

In connection with the completion of the acquisitions of Dorner and Garvey, our indebtedness has increased significantly. Our indebtedness could limit our cash flow available for operations and our flexibility.

In connection with the completion of the acquisition of Dorner and Garvey, our indebtedness has increased significantly. In connection with the Dorner acquisition, we incurred debt of $450,000,000 under the Term Loan B, following our equity offering of $207,000,000 in May 2021. Additionally, in connection with the completion of the Garvey acquisition, the Company incurred another $75,000,000 of Term Loan B indebtedness through the exercise of an accordion feature under the terms of our existing credit agreement. As of March 31, 2022, we had approximately $100,000,000 available for borrowing under the revolving credit facility (after deducting approximately $17,151,000 of letters of credit outstanding as of March 31, 2022).

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

Dorner and Garvey were each previously a private company and were not required to comply with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”).

Sarbanes-Oxley requires public companies to have and maintain effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and to have management report on the effectiveness of those controls on an annual basis (and have its independent public accountants attest annually to the effectiveness of such internal controls). As private companies, Dorner and Garvey were not required to comply with the requirements of Sarbanes-Oxley.

In connection with the completed acquisitions of Dorner and Garvey, we have been implementing our Sarbanes-Oxley procedures regarding internal controls over financial reporting. This process has required a significant amount of time from our management and other personnel, and has required, and will continue to require, us to expend a significant amount of financial resources, which is likely to increase our compliance costs. We will be required to assess Dorner's and Garvey's internal controls over financial reporting beginning one year after the date of the acquisition.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.
We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, Hungary, Malaysia and Russia. In addition, we import a portion of our hoist product line from Asia and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2022, approximately 41% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.
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

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of internet technology adoption and infrastructure and our ability to enforce contracts and our intellectual property rights in foreign jurisdictions. Additionally, there are risks associated with fundamental changes to international markets, such as those that may occur as a result of the Russian invasion of Ukraine.

In addition, in connection with Russia’s invasion of Ukraine, the U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against Russia and certain Russian organizations and individuals, with similar actions either implemented or planned by the European Union and the U.K. and other jurisdictions. While the Company’s business operations relating to Russia constitute an immaterial part of the Company’s overall business, we may decide to, or be required to, exit from our operations in Russia in their entirety, which could result in a loss of revenues currently earned from our Russian operations (approximately $2,174,000 for the fiscal year ended March 31, 2022) or may necessitate the need to incur a bad debt reserve or an asset write-off related to our Russian operations. Furthermore, there is no guarantee that the current Russian invasion of Ukraine will not draw military intervention from other countries or further retaliation from Russia, which, in turn, could lead to a much larger conflict. If such escalation should occur, supply chain, trade routes and markets currently served by the Company could be adversely affected. In addition, a further escalation could disrupt the supply of oil and natural gas in Europe, impacting our ability to operate our European manufacturing facilities, which, in turn, could materially adversely affect the Company’s business operations and financial performance.

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
Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $373,725,000 in our fiscal year ended March 31, 2022) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

We are subject to debt covenant restrictions.
Our Term Loan B Facility and revolving credit facility contain a financial leverage covenant, which will only be tested if any extensions of credit (other than letters of credit) are outstanding under the revolving credit facility at the end of any fiscal quarter, and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage covenant in our bank credit facilities. Other material adverse changes in our business could also cause us to be in default of our debt covenants. Any breach of any such covenants or restrictions would result in a default under such agreement that could result in our being unable to borrow under our bank credit facilities and would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans to us. In such an event, the Company would need to modify or restructure all or a portion of its indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.
Legal Risks

Our products involve risks of personal injury and property damage, which exposes us to potential liability.
Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell and to potential warranty, contractual or other claims. These product liability risks are inherent in the design, manufacture and sale of our products. Our products are complex and may contain defects, errors, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system or item of equipment. Further, because of the complexity of our products, defects or errors might only be detected when the products are in use. Development of new products increases complexity and adds risk to manufacturing reliability, and increases the likelihood of product defects or errors. In addition, defects in our products could result in failure to achieve market acceptance, a shifting of business to our competitors, and litigation or regulatory action against us, and could harm our reputation or the reputation of the various brands under which we sell our products, our relationships with customers and our ability to attract new customers, as well as the perceptions of our brands. Other potential adverse impacts of product defects include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2022 consolidated financial statements included in Item 8 of this Form 10-K.
As indicated above, our self-insurance coverage is provided through our captive insurance subsidiary. The reserves of our captive insurance subsidiary are subject to periodic adjustments based upon actuarial evaluations, which adjustments impact our overall results of operations and financial condition. These periodic adjustments can be favorable or unfavorable.

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
Our industry is affected by changes in economic conditions outside our control, which can result in a general decrease in product demand from our customers. Such economic developments, like inflationary pressures in the U.S. and elsewhere, the China trade wars and the war in Ukraine may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to maintain our revenue and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenue as a result of decreased demand may also reduce our planned growth and otherwise hinder our ability to improve our performance in connection with our long-term strategy.

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires, droughts or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may impact operational costs. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs.

Concern over climate change will likely result in new legal or regulatory requirements designed to reduce greenhouse gas emissions and mitigate the effects of climate change. Further, our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements. As a result, we may experience increased compliance burdens and operational costs and raw material sourcing, manufacturing operations and the distribution of our products may be adversely affected. Moreover, we may not be able to timely meet these requirements due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to meet anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulations will not have a negative competitive impact or that economic returns will reflect our investments in new product development. There also continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. These factors may impact the demand for our products, obsolescence of certain products and adversely affect our results of operations.

Our business operations may be adversely affected by information technology systems interruptions or intrusion.

We depend on various information technology systems throughout our Company to administer, store, and support multiple business activities, including to process the data we collect, store and use in connection with our business. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. Our information technology systems may be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages and security breaches (including destructive malware such as ransomware) resulting in unauthorized access or cyber-attacks. As the breadth and complexity of our information technology systems continue to grow, including as a result of the increasing reliance on, and use of, mobile technologies and cloud-based services, and as more of our employees are working remotely during the COVID-19 pandemic, the risk of security incidents and cyberattacks has increased. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to known or unknown cybersecurity threats, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

We are also subject to a variety of laws and regulations in the United States, Europe and around the world, as well as contractual obligations, regarding data privacy, security and protection. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, could damage our reputation and adversely affect our business, financial condition and results of operations. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Buffalo, New York (an owned property) and, as of March 31, 2022, conducted our principal manufacturing at the following facilities:

	Location	Products/Operations	Square Footage	Owned or Leased
1	Künzelsau, Germany	Hoists	345,000	Leased
2	Wadesboro, NC	Hoists	180,000	Owned
3	Lexington, TN	Chain	164,000	Owned
4	Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
5	Menomonee Falls, WI	Power control systems	144,000	Leased
	Tennessee forging operation:
6	Chattanooga, TN	Forged attachments	81,000	Owned
7	Chattanooga, TN	Forged attachments	59,000	Owned
8	Hartland, WI	Precision Conveyors	125,000	Leased
9	Wuppertal, Germany	Hoists	124,000	Leased
10	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
11	Damascus, VA	Hoists	97,000	Owned
12	Hangzhou, China	Hoists	82,000	Owned
13	Brighton, MI	Overhead light rail workstations	71,000	Leased
14	Hammonton, NJ	Accumulation Tables	58,000	Leased
15	Chester, England	Plate clamps	56,000	Owned
16	Santiago Tianguistenco, Mexico	Hoists	54,000	Owned
17	Bayan Lepas, Malaysia	Precision Conveyors	40,000	Leased
18	Jülich, Germany	Precision Conveyors	29,000	Owned
19	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased
20	Zapopan, Mexico	Precision Conveyors	20,000	Leased

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

See Note 16 to our March 31, 2022 consolidated financial statements included in Item 8 of this Form 10-K for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.        Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘‘CMCO.” As of April 30, 2022, there were 329 holders of record of our common stock.

During fiscal 2022, the Company declared quarterly cash dividends totaling $7,119,000. On March 21, 2022, the Company's Board of Directors declared a regular quarterly dividend of $0.07 per common share. The dividend was paid on May 16, 2022 to shareholders of record as of May 6, 2022 and totaled approximately $2,000,000.

Our current credit agreement allows for the declaration and payment of dividends, subject to specified limitation as set forth in our credit agreement.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials Index.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2017 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Columbus McKinnon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$250
$200
$150
$100
$50
$0
3/17
3/18
3/19
3/20
3/21
3/22
Columbus McKinnon Corporation
S&P SmallCap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.        Reserved.

Item 7.        Management’s Discussion and Analysis of Results of Operations and Financial Condition

This section should be read in conjunction with our consolidated financial statements included in Item 8 of this Form 10-K.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 147-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. In accordance with our Blueprint for Growth 2.0 Strategy, we are simplifying the business utilizing our 80/20 process, improving our operational excellence, and ramping the growth engine by investing in new product development and a digital platform to grow profitably. We believe shareholder value will be enhanced by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 41% derived from customers outside the U.S. for the year ended March 31, 2022. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Further, on December 1, 2021, the Company completed its acquisition of Garvey. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner. The acquisitions of Dorner and Garvey accelerate the Company’s shift to intelligent motion and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

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

Our principal raw materials and components purchases were approximately $368 million in fiscal 2022 (or 62% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. Currently, as a result of global supply chain challenges, we are experiencing higher raw material costs and availability issues for select raw materials and components. To date, we have raised prices to our customers to cover these increased raw material costs and are working with our supply base to prioritize shipments and improve availability of key components.

We operate in a highly competitive and global business environment. The Company is moving from its past as an industrial company to a top-tier intelligent motion company. We have refocused our Company on faster growing markets as demonstrated by the Dorner and Garvey acquisitions. We are benefiting from increased trends for safety, industrial automation, manufacturing on-shoring and workforce productivity initiatives. Our long-term growth strategy is supported by our strong free cash flow as well as our liquidity position and flexible debt structure.

RESULTS OF OPERATIONS

The following discussion is a comparison between fiscal 2022 and fiscal 2021 results. For a discussion of our results of operations for fiscal 2021 compared to fiscal 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on May 26, 2021.

Fiscal 2022 Compared to 2021

Fiscal 2022 sales were $906,555,000, an increase of 39.5%, or $256,913,000 compared with fiscal 2021 sales of $649,642,000. Sales for the fiscal year were positively impacted by $144,587,000 of incremental sales from the Dorner and Garvey acquisitions as well as increased sales volume of $89,955,000 and price increases of $20,002,000.  Favorable foreign currency translation also increased sales by $2,369,000.

Gross profit was $315,730,000 and $220,225,000 or 34.8% and 33.9% of net sales in fiscal 2022 and 2021, respectively.  The fiscal 2022 increase in gross profit of $95,505,000 or 43.4% is the result of the Dorner and Garvey acquisitions, which added $53,627,000 of gross profit net of acquisition related costs, $30,746,00 in higher sales volume, $10,551,000 in higher productivity net of other manufacturing cost increases, $5,953,000 of price increases net of material inflation and $2,671,000 in prior year factory closure costs which did not recur. These increases were offset by $3,045,000 in increased product liability costs, $2,627,000 in increased tariffs costs, $2,189,000 from a gain recorded in the prior year for a building sold in China classified as Cost of products sold that did not recur, and $776,000 in increased severance costs in fiscal 2022. The translation of foreign currencies had a $594,000 favorable impact on gross profit for the year ended March 31, 2022.

Selling expenses were $99,187,000 and $76,907,000, or 10.9% and 11.8% of net sales in fiscal years 2022 and 2021. Selling expense increased $15,161,000 as a result of the Dorner and Garvey acquisitions. The remaining increase is due to variable selling costs as the Company continues to recover from the COVID-19 pandemic. Foreign currency translation had a $304,000 unfavorable impact on selling expenses.

General and administrative expenses were $102,128,000 and $76,035,000 or 11.3% and 11.7% of net sales in fiscal 2022 and 2021, respectively. The increase is primarily due to the Dorner and Garvey acquisitions adding $10,596,000 of ongoing general and administrative costs and $5,625,000 of acquisition deal costs. In addition, general and administrative costs increased $4,868,000 due to higher incentive compensation and stock based compensation expense. Foreign currency translation had a $238,000 unfavorable impact on general and administrative expenses.

Research and development expenses were $15,351,000 and $12,405,000 in fiscal 2022 and 2021, respectively. As a percentage of consolidated net sales, research and development expenses were 1.7% and 1.9% in fiscal 2022 and 2021. The increase in research and development expenses is primarily due to $1,722,000 of acquisition and acquisition related costs and $456,000 in higher incentive compensation and stock based compensation expense. Foreign currency translation had a $15,000 unfavorable impact on research and development expenses.

Amortization of intangibles were $25,283,000 and $12,623,000 in fiscal 2022 and 2021, respectively, with the increase related to new intangible assets recorded from the Dorner and Garvey acquisition.
Interest and debt expense was $20,126,000 and $12,081,000 in fiscal 2022 and 2021, respectively. The increase is related to higher interest rates as well as higher average borrowing outstanding as a result of the Dorner and Garvey acquisitions.

The Company incurred $14,803,000 in Cost of debt refinancing in fiscal 2022 as a result of the Dorner acquisition and related refinancing as described in Note 12 to our March 31, 2022 consolidated financial statements. There were no similar expenses incurred in fiscal 2021.

Investment income of $46,000 and $1,693,000, in fiscal 2022 and 2021, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7 to our March 31, 2022 consolidated financial statements.

Foreign currency exchange resulted in a loss of $1,574,000 and $941,000 in fiscal 2022 and 2021, respectively, as a result of foreign currency volatility related to foreign currency denominated sales and purchases and intercompany debt.

Other income was $1,122,000 in fiscal 2022 and other expense was $20,850,000 in fiscal 2021. The decrease in expense is primarily related to a $19,038,000 settlement charge as a result of the termination of one of the Company's U.S. pension plans in fiscal 2021 as described in Note 13 to our March 31, 2022 consolidated financial statements.

Income tax expense as a percentage of income from continuing operations before income tax expense was 22.9% and 9.6% in fiscal 2022 and 2021, respectively. Typically these percentages vary from the U.S. statutory rate of 21% due to varying effective tax rates at the Company's foreign subsidiaries and the jurisdictional mix of income for these subsidiaries. In fiscal 2021 the tax rate was primarily reduced by 6.9 percentage points primarily due to federal tax credits including research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $115,640,000 and $202,377,000, at March 31, 2022 and 2021, respectively.

Cash flow from operating activities

Net cash provided by operating activities was $48,881,000 and $98,890,000 in fiscal 2022, and 2021, respectively. In fiscal 2022, net income of $29,660,000 and non-cash adjustments to net income of $76,266,000 were the largest contributors. Of the non-cash adjustments, $41,924,000 was Depreciation and amortization and $14,803,000 was Cost of debt refinancing as a result of the Dorner acquisition. Net working capital increases reduced operating cash flows by $45,859,000, which included an increase of $40,201,000 in inventories as the Company increased inventory due to current supply chain constraints and an increase in trade accounts receivable of $18,988,000 attributable to strong fourth quarter sales. This was partially offset by an increase in trade accounts payable of $12,681,000. In addition non-current liabilities decreased by $11,211,000. The decrease in non-current liabilities primarily consists of $9,059,000 in cash paid for amounts included in the measurement of operating lease liabilities for fiscal 2022.

Cash flow from investing activities

Net cash used for investing activities was $554,311,000 and $5,548,000 in fiscal 2022 and 2021, respectively. In fiscal 2022, the most significant use of cash in investing activities was $539,778,000 to purchase Dorner and Garvey, net of cash acquired, as well as $13,104,000 in capital expenditures.

Cash flow from by financing activities

Net cash provided by (used for) financing activities was $420,700,000 and $(10,189,000) in fiscal 2022 and 2021, respectively. In fiscal 2022, the most significant sources of cash were $725,000,000 in gross proceeds from the issuance of long term debt and $207,000,000 in gross proceeds from an equity offering, which were used to fund the Dorner and Garvey acquisitions. These sources of cash were offset by $477,846,000 in repayments of debt, $26,184,000 in fees related to the debt and equity offering, and dividends paid in the amount of $6,562,000. As noted in Note 8 of the financial statements, during the second quarter of fiscal 2022, the Company modified its cross currency swap and interest rate swap. As such, the associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows, which resulted in a net cash outflow of $789,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our new First Lien Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries. Additionally we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes.  As of March 31, 2022, $75,284,000 of cash and cash equivalents were held by foreign subsidiaries.

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan has a seven-year term maturing in 2024. On August 26, 2020, the Company entered into a Second Amendment to the Credit Agreement (as amended by the First Amended Credit Agreement, dated as of February 26, 2018). The Second Amended Credit Agreement extended the $100,000,000 secured Revolver which was originally set to expire on January 31, 2022 to August 25, 2023.

As discussed in Note 3, the Company completed its acquisition of Dorner on April 7, 2021 and entered into a $750,000,000 First Lien Facility with JPMorgan Chase Bank, PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility in an aggregate amount of $100,000,000 and a $650,000,000 Bridge Facility. Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver.

In addition to the debt borrowing described above, the Company commenced and completed an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay part of its outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment of outstanding borrowings under the Bridge Facility, the Bridge Facility was refinanced with a syndicated Term Loan B facility on May 14, 2021.

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

In fiscal 2022, the Company incurred $14,803,000 in debt extinguishment costs of which $5,946,000 relates to the Company's prior Term Loan, $326,000 relates to the Company's prior Revolver, and $8,531,000 relates to fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility, all of which were incurred in the first quarter of fiscal 2022. These costs are classified as Cost of debt refinancing in the Condensed Consolidated Statements of Operations.

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

Also discussed in Note 3, the Company completed its acquisition of Garvey on November 30, 2021 and borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B to increase the principal amount of the Term Loan B facility by $75,000,000. Proceeds from the Accordion were used, among other things, to finance the purchase price for the Garvey acquisition, pay related fees, expenses, and transaction costs. No material amendment to the terms of the Term Loan B facility or the First Lien Facility was necessary for the Company to exercise this Accordion feature.

In the third quarter of fiscal 2022, the Company recorded $892,000 in deferred financing costs on the Accordion, which will be amortized over the remaining life of the Term Loan B.

The outstanding principal balance of the Term Loan B facility was $502,560,000 as of March 31, 2022, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022 and the outstanding balance of the Term Loan was $254,900,000 as of March 31, 2021. The Company made $22,440,000 of principal payment on the Term Loan B during fiscal 2022 and $4,450,000 of principal payment on the Term Loan during fiscal 2021. The Company is obligated to make $5,260,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $17,151,000 outstanding letters of credit issued against the New Revolving Credit Facility as of March 31, 2022. The outstanding letters of credit at March 31, 2022 consisted of $849,000 in commercial letters of credit and $16,302,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of March 31, 2022, and $14,690,000 on the prior Term Loan as of March 31, 2021, respectively. The accumulated amortization balances were $898,000 and $8,744,000 as of March 31, 2022 and 2021, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility was $4,027,000 as of March 31, 2022 and the prior Revolver was $3,615,000 as of March 31, 2021, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balance is $805,000 and $2,313,000 as of March 31, 2022 and March 31, 2021, respectively.

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $14,084,000 as of March 31, 2022 of which $544,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 18, Leases, for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2022, unsecured credit lines totaled approximately $2,434,000, of which $0 was drawn. In addition, unsecured lines of $12,503,000 were available for bank guarantees issued in the normal course of business of which $9,135,000 was utilized.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2022 and 2021 were $13,104,000 and $12,300,000, respectively. Excluded from fiscal 2022 capital expenditures is

$329,000 and $730,000, in property, plant and equipment purchases included in accounts payable at March 31, 2022 and 2021, respectively. We expect capital expenditure spending in fiscal 2023 to range from $25,000,000 to $30,000,000.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented despite rising inflation due to our ability to pass on rising costs through price increases. We are currently experiencing higher raw material, freight, and logistics costs than we have seen in recent years, which we have been able to recover with pricing actions. In the future, we may not be able to pass on these cost increases to our customers.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $648,849,000 as of March 31, 2022 is subject to impairment testing. We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have three reporting units, Duff-Norton, Rest of Products and Precision Conveyance, and have goodwill totaling $9,699,000, $310,793,000, and $328,357,000, respectively, at March 31, 2022. The Precision Conveyance group is new in fiscal 2022 with the acquisitions of Dorner and Garvey (refer to Note 3).

Annual Goodwill Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. We also proceed to the quantitative model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 28, 2022 and determined that it was not more likely than not that the fair value of each of our reporting units was less than that its applicable carrying value. Accordingly, we did not perform the quantitative goodwill impairment test for any of our reporting units during fiscal 2022.

We further test our indefinite-lived intangible asset balance of $46,721,000 consisting of trademarks for acquisitions prior to fiscal 2022. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we proceed to a quantitative impairment test. We performed the qualitative assessment as of February 28, 2022 and determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than that its applicable carrying value.

Purchase Price Allocations for Business Combinations. During the fiscal year ended March 31, 2022, we completed two business combination for a total purchase price of $548,743,000. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and assigned value to trademarks and trade names, customer relationships, favorable supply agreements, backlog, and technology. We estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models and estimates of replacement cost. These valuations support the conclusion that identifiable intangible assets had a preliminary value of $211,350,000. The resulting goodwill was $328,357,000.

Assigning value to intangible assets requires estimates used in projecting relevant future cash flows and estimates of replacement costs, in addition to estimating useful lives of such assets. Further estimates include an attrition rate for customer relationships, royalty rates for technology, trademarks, and patents, and a weighted average cost of capital assumption.

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 21 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K.

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

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. Generally, as we experience fluctuations in our costs, we reflect these increases in costs as price increases to our customers with the goal of being margin neutral. Currently, as a result of supply chain challenges, we are experiencing higher raw material costs. Further, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass these increased costs on as price increases to our customers. However, we have been successful in the past, and we expect to be successful in the future, in instituting price increases to pass on these material cost increases. The Company is exposed to trade tariffs with China. The Company monitors the impact of tariffs and actively works to mitigate this impact through material productivity actions and pricing strategies.

We have been, and may continue in future periods to be, materially and adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and any other related adverse public health developments have caused, and are expected to continue to cause, disruption to both our domestic and international operations and sales activities. The continued operation of our facilities is subject to local laws and regulations. While all of our facilities have been deemed essential under applicable law, there is no guarantee this will continue. Although we have thus far had no significant operating disruptions due to the pandemic, like all companies, the apparent increased contagiousness of the Omicron variant and subsequent variants poses risk to the availability of our workforce. Our third-party manufacturers, suppliers, distributors, sub-contractors and customers have been, and may in the future continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing operations or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments have been, and in the future may continue to be, delayed, which could adversely affect our business, operations, and customer relationships. In addition, COVID-19 or other disease outbreaks have in the short-run and may over the longer term adversely affect the economies and financial markets of many countries and have caused inflationary pressures in the U.S. and elsewhere, which could result in an economic downturn that could affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread of the COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions has, and may in the future continue to, adversely impact our business, financial condition, operating results and cash flows.

In fiscal 2022, 41% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and Malaysia and sell our products in over 100 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our fiscal year 2017 acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $4,800,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency, which reduces the impact of a significant change in foreign exchange rates on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,200,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars. We believe that our exposure to the Russia and Ukraine conflict is not significant, as our entity in Russia had income from operations of $400,000 in fiscal year 2022 and had total assets of approximately $1,000,000 as of March 31, 2022.

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2022, the notional amount of this derivative was $137,650,000, and the contract matures on March 31, 2028. During fiscal 2022, the Company modified the cross currency swap by extending it to fiscal year 2028, matching the intercompany loan. The Company has concluded that the transaction to modify the cross currency swap, as well as the modified swap, maintained hedge accounting. The modified cross currency swap is considered to have an other than insignificant financing element. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its March 31, 2022 balance of AOCL, the Company expects to reclassify approximately $128,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2022, the notional amount of these derivatives was $6,959,000, and all contracts mature by March 31, 2023. From its March 31, 2022 balance of AOCL, the Company expects to reclassify approximately $191,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has three interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The third interest rate swap agreement was entered into in fiscal year 2022 as a result of the additional debt from the Dorner and Garvey acquisitions. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by February 28, 2025 and had a total notional amount of $300,747,000 as of March 31, 2022. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2022 balance of AOCL, the Company expects to reclassify approximately $389,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2022:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 25, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
At March 31, 2022, the Company’s goodwill was $648.8 million. As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is qualitatively assessed and quantitatively tested, when necessary, for impairment at least annually at the reporting unit level. For its fiscal 2022 annual impairment test, the Company qualitatively tested goodwill impairment.

Auditing management's qualitative assessment for goodwill impairment was complex and highly judgmental due to the significant judgments required in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In particular, the qualitative assessment requires management to assess the totality of events and circumstances such as macroeconomic conditions, industry and market conditions, overall financial performance, as well as other drivers of fair value and make judgments, on the basis of the weight of evidence, about the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. Our procedures included, among others, testing management’s review and assessment of the qualitative factors considered in its evaluation.

To test the Company’s qualitative assessment for goodwill impairment, we performed audit procedures that included, among others, inspecting the analysis prepared by management and evaluating the evidence gathered by management in support of its assessment of the events and circumstances discussed above. We considered the results of management’s most recent quantitative test as well as events that have occurred since that test was performed. We compared forecasts utilized by management in its most recent quantitative test to actual results. We inspected and analyzed other third-party evidence about, among other things, macroeconomic conditions and their expected trends, long-term growth rates, as well as industry and market conditions and their expected trends. We evaluated the evidence of these conditions and trends that had been gathered by management by agreeing the financial data presented by management to underlying financial records, as well as comparing market conditions and expected trends to economic and industry data. We also inspected evidence about other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, or litigation and qualitatively assessed the impact of those events on the fair value of the Company’s reporting units.

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

Product Liabilities and Related Legal Costs
Description of the Matter
At March 31, 2022 the Company’s liability for asbestos-related product liability claims and related legal costs was $7.8 million. As discussed in Note 16 to the consolidated financial statements, the Company is involved in asbestos-related litigation the cost of which is paid through a wholly-owned captive insurance company.

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

Accounting for Acquisitions
Description of the Matter
As discussed in Note 3 of the consolidated financial statements, during fiscal year 2022, the Company completed the acquisition of Dorner Mfg. Corp. (“Dorner”), for which the consideration was $481.0 million. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $287.1 million has been recorded as goodwill as of March 31, 2022. The identifiable intangible assets acquired include customer relationships of $137.0 million, technology of $45.0 million, and trade names of $8.0 million.

Auditing the Company’s accounting for the acquisition involved subjective auditor judgement due to the significant estimation uncertainty in the Company’s determination of the fair values of the acquired intangible assets. The Company used discounted cash flow methods to estimate the fair value of acquired intangible assets. The significant assumptions used to estimate the value of the intangible assets included royalty rate, revenue growth rate, customer attrition rate, and discount rate. The significant assumptions related to estimating the fair value of the acquired intangible assets above are forward looking and could be affected by future economic market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our audit procedures included, among others, testing controls over the valuation of acquired intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the acquired intangible assets, we performed audit procedures that included, among others, evaluating the appropriateness of valuation methodologies, and testing the significant assumptions used in the models, as described above, including the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market, and economic trends, to the historical results of the acquired business and to other guidelines companies within the same industry. We involved our valuation specialists to assist in our evaluation of the methodology and certain significant assumptions used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1917, but we are unable to determine the specific year.

Buffalo, New York
May 25, 2022

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$115,390	$202,127
Trade accounts receivable, less allowance for doubtful accounts ($5,717 and $5,686, respectively)	147,515	105,464
Inventories	172,139	111,488
Prepaid expenses and other	31,545	22,763
Total current assets	466,589	441,842
Net property, plant, and equipment	97,926	74,753
Goodwill	648,849	331,176
Other intangibles, net	390,788	213,362
Marketable securities	10,294	7,968
Deferred taxes on income	2,313	20,080
Other assets	68,948	61,251
Total assets	$1,685,707	$1,150,432
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$90,881	$68,593
Accrued liabilities	118,187	110,816
Current portion of long-term debt and finance lease obligations	40,551	4,450
Total current liabilities	249,619	183,859
Term loan and finance lease obligations	470,675	244,504
Other non-current liabilities	192,610	191,920
Total liabilities	912,904	620,283
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 28,517,333 and 23,984,299 shares issued and outstanding	285	240
Additional paid-in capital	506,074	296,093
Retained earnings	316,343	293,802
Accumulated other comprehensive loss	(49,899)	(59,986)
Total shareholders’ equity	772,803	530,149
Total liabilities and shareholders’ equity	$1,685,707	$1,150,432

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$906,555	$649,642	$809,162
Cost of products sold	590,825	429,417	525,976
Gross profit	315,730	220,225	283,186
Selling expenses	99,187	76,907	91,054
General and administrative expenses	102,128	76,035	77,880
Research and development expenses	15,351	12,405	11,310
Net loss on sales of businesses, including impairment	—	—	176
Amortization of intangibles	25,283	12,623	12,942
Income from operations	73,781	42,255	89,824
Interest and debt expense	20,126	12,081	14,234
Cost of debt refinancing	14,803	—	—
Investment (income) loss, net	(46)	(1,693)	(891)
Foreign currency exchange loss (gain), net	1,574	941	(1,514)
Other (income) expense, net	(1,122)	20,850	839
Income before income tax expense	38,446	10,076	77,156
Income tax expense	8,786	970	17,484
Net income	$29,660	$9,106	$59,672

Average basic shares outstanding	28,040	23,897	23,619
Average diluted shares outstanding	28,401	24,173	23,855

Basic income per share	$1.06	$0.38	$2.53

Diluted income per share	$1.04	$0.38	$2.50

Dividends declared per common share	$0.25	$0.24	$0.24

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2022	2021	2020
	(In thousands)
Net income	$29,660	$9,106	$59,672
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,303)	12,583	(9,004)
Pension liability adjustments, net of taxes of $(5,282), $(13,261) and $8,062	16,286	41,571	(24,051)
Other post retirement obligations adjustments, net of taxes of $48, $(12), and $(35)	(153)	38	104
Split-dollar life insurance arrangement adjustments, net of taxes of $(45), $(24), and $(17)	180	76	51
Change in derivatives qualifying as hedges, net of taxes of $(39), $(8), and $(565)	77	96	1,602
Total other comprehensive income (loss)	10,087	54,364	(31,298)
Comprehensive income	$39,747	$63,470	$28,374

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2019	$234	$277,518	$236,459	$(83,052)	$431,159
Net income 2020	—	—	59,672	—	59,672
Dividends declared	—	—	(5,690)	—	(5,690)
Change in foreign currency translation adjustment	—	—	—	(9,004)	(9,004)
Change in derivatives qualifying as hedges, net of tax of $(565)	—	—	—	1,602	1,602
Change in pension liability and postretirement obligations, net of tax of $8,010	—	—	—	(23,896)	(23,896)
Stock compensation - directors	—	460	—	—	460
Stock options exercised, 296,027 shares	3	5,997	—	—	6,000
Stock compensation expense	—	4,047	—	—	4,047
Restricted stock units released, 82,861 shares, net of shares withheld for minimum statutory tax obligation	1	(766)	—	—	(765)
Balance at March 31, 2020	$238	$287,256	$290,441	$(114,350)	$463,585
Net income 2021	—	—	9,106	—	9,106
Dividends declared	—	—	(5,745)	—	(5,745)
Change in foreign currency translation adjustment	—	—	—	12,583	12,583
Change in derivatives qualifying as hedges, net of tax of $(8)	—	—	—	96	96
Change in pension liability and postretirement obligations, net of tax of $(13,297)	—	—	—	41,685	41,685
Stock compensation - directors	—	540	—	—	540
Stock options exercised, 97,398 shares	2	1,971	—	—	1,973
Stock compensation expense	—	7,482	—	—	7,482
Restricted stock units released, 115,281 shares, net of shares withheld for minimum statutory tax obligation	—	(1,156)	—	—	(1,156)
Balance at March 31, 2021	$240	$296,093	$293,802	$(59,986)	$530,149
Net income 2022	—	—	29,660	—	29,660
Dividends declared	—	—	(7,119)	—	(7,119)
Change in foreign currency translation adjustment	—	—	—	(6,302)	(6,302)
Change in derivatives qualifying as hedges, net of tax of $(39)	—	—	—	77	77
Change in pension liability and postretirement obligations, net of tax of $(5,279)	—	—	—	16,312	16,312
Issuance of 4,312,500 shares of common stock in May 2021 offering at $48.00 per share, net of issuance costs of $8,340	43	198,662	—	—	198,705
Stock compensation - directors	—	959	—	—	959
Stock options exercised, 105,132 shares	1	2,654	—	—	2,655
Stock compensation expense	—	10,287	—	—	10,287
Restricted stock units released, 115,402 shares, net of shares withheld for minimum statutory tax obligation	1	(2,581)	—	—	(2,580)
Balance at March 31, 2022	$285	$506,074	$316,343	$(49,899)	$772,803

 See accompanying notes.

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2022	2021	2020
Operating activities:	(In thousands)
Net income	$29,660	$9,106	$59,672
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	41,924	28,153	29,126
Deferred income taxes and related valuation allowance	(1,969)	(8,704)	7,364
Net loss (gain) on sale of real estate, investments and other	136	(1,594)	(563)
Stock-based compensation	11,246	8,022	4,507
Amortization of deferred financing costs	1,703	2,646	2,655
Loss (gain) on hedging instruments	853	—	—
Cost of debt refinancing	14,803	—	—
Loss on sales of businesses	—	—	176
Non-cash pension settlement expense (See Note 13)	—	19,038	—
Gain on sale of building (See Note 3)	(375)	(2,638)	—
Non-cash lease expense	7,945	7,447	7,923
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(18,988)	21,472	2,899
Inventories	(40,201)	20,659	15,752
Prepaid expenses and other	(47)	(5,128)	(3,857)
Other assets	25	874	724
Trade accounts payable	12,681	10,343	8,110
Accrued liabilities	696	(3,174)	(14,304)
Non-current liabilities	(11,211)	(7,632)	(13,389)
Net cash provided by (used for) operating activities	48,881	98,890	106,795

Investing activities:
Proceeds from sales of marketable securities	4,434	5,111	5,380
Purchases of marketable securities	(7,130)	(4,945)	(5,747)
Capital expenditures	(13,104)	(12,300)	(9,432)
Proceeds from sale of building, net of transaction costs	461	5,453	—
Proceeds from insurance reimbursement	482	100	—
Dividend received from equity method investment	324	587	—
Proceeds from sale of fixed assets	—	446	51
Net (payments) proceeds from the sales of businesses	—	—	(214)
Purchase of businesses, net of cash acquired (See Note 3)	(539,778)	—	—
Net cash provided by (used for) investing activities	(554,311)	(5,548)	(9,962)

Financing activities:
Proceeds from issuance of common stock	2,655	1,973	6,000
Borrowings under line-of-credit agreements	—	25,000	—
Payments under line-of-credit agreements	—	(25,000)	—
Repayment of debt	(477,846)	(4,450)	(51,113)
Fees paid for revolver extension	—	(826)	—
Proceeds from issuance of long-term debt	725,000	—	—
Proceeds from equity offering	207,000	—	—
Fees related to debt and equity offering	(26,184)	—	—
Cash inflows from hedging activities	19,417	—	—
Cash outflows from hedging activities	(20,206)	—	—
Payment of dividends	(6,562)	(5,733)	(5,670)
Other	(2,574)	(1,153)	(768)
Net cash provided by (used for) financing activities	420,700	(10,189)	(51,551)
Effect of exchange rate changes on cash	(2,007)	4,524	(1,925)
Net change in cash and cash equivalents	(86,737)	87,677	43,357
Cash, cash equivalents, and restricted cash at beginning of year	202,377	114,700	71,343
Cash, cash equivalents, and restricted cash at end of year	$115,640	$202,377	$114,700

Supplementary cash flows data:
Interest paid	$18,823	$9,451	$11,555
Income taxes paid, net of refunds	$9,767	$10,186	$11,601
Property, plant and equipment purchases included in trade accounts payable	$329	$730	$365
Restricted cash presented in Other assets	$250	$250	$250
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation ("the Company") is a leading worldwide designer, manufacturer, and marketer of intelligent motion solutions that efficiently and ergonomically move, lift, position, and secure materials. Key products include hoists, crane components, precision conveyor systems, accumulation tables, rigging tools, light rail workstations, and digital power and motion control systems. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how. The Company’s targeted market verticals include general industrial, construction and infrastructure, mining, oil & gas, energy, aerospace, transportation, automotive, heavy equipment manufacturing, and entertainment.

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels and, to a lesser extent, directly to end-users. During fiscal 2022, approximately 59% of sales were to customers in the United States.
2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in Selling expense in the Consolidated Statements of Operations. Advertising expenses were $2,410,000, $999,000, and $1,648,000 in fiscal 2022, 2021, and 2020, respectively. The increase in fiscal 2022 was due to increased spending as business returns to pre-pandemic COVID-19 levels as well as the acquisitions of Dorner and Garvey.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 6% of the Company’s employees are represented by two separate U.S. collective bargaining agreements which expire in May 2024 and September 2024. We also have various labor agreements with our non-U.S. employees that we negotiate from time to time.

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  As of March 31, 2022, the Company’s one segment is subdivided into three reporting units. Further, the Company adopted ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)," in fiscal 2018, therefore, is no longer required to compare the implied fair value of goodwill with its carrying value amount as part of step two of the goodwill test. An impairment charge is the amount by which the carrying value is greater than the reporting unit's fair value.

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

The Company performed its qualitative assessment as of February 28, 2022 and determined that the quantitative goodwill impairment test was not required for the Rest of Products, Duff-Norton and Precision Conveyance reporting units. Based on various conditions in the current fiscal year, such as financial performance, macroeconomic conditions, and other company specific events, it was determined that the Rest of Products, Duff-Norton's and Prevision Conveyance reporting units fair value were not more likely than not less than its applicable carrying value. See Note 9 for further discussion of goodwill and intangible assets.

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

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our acquisitions) are tested for impairment on an annual basis. When the Company evaluates the potential for impairment of intangible assets, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2022, it was determined that the trademarks were not impaired.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost of approximately 35% of inventories at March 31, 2022 and 39% at March 31, 2021 have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

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

Additionally, the Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits, and monitoring procedures. Accounts receivables are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. As a result of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," effective in fiscal 2021, the Company has updated its existing allowance for doubtful accounts policy to comply with the new standard.

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

	March 31,
	2022	2021
Balance at beginning of year	$3,328	$3,581
Accrual for warranties issued	1,274	2,319
Warranties settled	(2,538)	(2,778)
Foreign currency translation	109	206
Balance at end of year	$2,173	$3,328

3.    Acquisitions & Disposals

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

The results of Dorner included in the Company’s consolidated financial statements from the date of acquisition are Net sales and Income from operations of $132,014,000 and $12,451,000 for the year ended March 31, 2022. Dorner's Income from operations for the year ended March 31, 2022 includes $218,000 in integration related severance costs, which have been included in General and administrative expenses and acquisition related inventory amortization of $2,981,000, which has been included in Cost of products sold.

In addition, the Company incurred acquisition integration and deal expenses in the amount of $8,908,000 in the year ended March 31, 2022, which are included in General and administrative expenses. The Company also incurred $970,000 in costs related to a transaction bonus that was paid 45 days after the acquisition date to key personnel of which $521,000 has been recorded as part of Cost of products sold, $350,000 has been recorded as part of Selling expenses, $74,000 has been recorded as

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

part of General and administrative expenses, and $25,000 has been recorded as part of Research and development expenses in the year ended March 31, 2022.

To finance the Dorner acquisition, on April 7, 2021 the Company entered into a $750,000,000 credit facility ("First Lien Facilities") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility (the “New Revolving Credit Facility”) in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility ("Bridge Facility"). Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver. See Note 12, Debt, for further details on the Company's new debt agreement and subsequent equity offering.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $287,141,000 has been recorded as goodwill as of March 31, 2022. The identifiable intangible assets acquired include customer relationships of $137,000,000, technology of $45,000,000, and trade names of $8,000,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 15 years at the time of acquisition. Approximately $8,000,000 of goodwill arising as a result of the acquisition is deductible for tax purposes.

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$8,058
Working Capital	20,218
Property, plant, and equipment, net	26,104
Intangible assets	190,000
Other assets	658
Other liabilities	(896)
Finance lease liabilities	(14,582)
Deferred and other taxes, net	(35,689)
Goodwill	287,141
Total	$481,012

See Note 5 for assumptions used in determining the fair values of the intangible assets acquired.

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

	March 31,
	2022	2021
Net sales	$906,555	$762,955
Net income (loss)	$29,660	$(9,743)

On December 1, 2021, the Company completed its acquisition of Garvey Corporation ("Garvey") for $67,731,000 including $907,000 in cash acquired, subject to an adjustment for working capital, cash and indebtedness and a $2,000,000 contingent payment that only becomes payable if (a) the EBITDA target set forth in the Purchase Agreement for the twelve-month period commencing on the month immediately following closing is achieved and (b) a specific current executive of Garvey remains employed with Garvey until at least March 31, 2023. The Company financed the acquisition by borrowing $75,000,000 utilizing the Accordion feature under its existing Term Loan B, discussed in Note 12. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

business have been included in the Company's results of operations from the acquisition date. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. In connection with the acquisition, the Company incurred $376,000 of integration and deal expenses, which are included in General and administrative expenses.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $41,216,000 has been preliminarily recorded as goodwill as of March 31, 2022. The identifiable intangible assets acquired include customer relationships of $8,200,000, engineered drawings of $4,670,000, trademarks of $3,610,000, patent of $2,440,000, backlog of $2,100,000 and non-compete agreement of $330,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 10 years at the time of acquisition. All of the goodwill arising as a result of the acquisition is deductible for tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of Garvey is not complete as of March 31, 2022 as the Company is continuing to gather information regarding Garvey's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$907
Working Capital	1,709
Property, plant, and equipment, net	3,072
Intangible assets	21,350
Other assets	1,382
Other liabilities	(1,905)
Goodwill	41,216
Total	$67,731

Disposals

As part of its Blueprint for Growth 2.0 strategy, the Company is consolidating its manufacturing footprint. The Company previously announced in fiscal 2019 the closure of its Salem, Ohio facility. In fiscal 2020 the Company announced its plans to consolidate its hoist manufacturing facility in Lisbon, Ohio with its Wadesboro, North Carolina and Damascus, Virginia facilities in fiscal 2021. The Salem, Ohio facility consolidation was completed during the first quarter of fiscal 2020 and the Lisbon, Ohio consolidation was completed during the third quarter of fiscal 2021. In total $1,797,000 and $2,958,000 are included in Cost of products sold on the Consolidated Statements of Operations during the twelve months ended March 31, 2021 and 2020 respectively, related to the consolidation of the Salem and Lisbon facilities. Costs incurred include accelerated depreciation, accelerated lease costs, severance and other payroll related costs, costs to relocate inventory and machinery and equipment, and a payment of a previously recorded tax credit that has been refunded to the state.
During fiscal 2022, the Company sold its former manufacturing facility in Lisbon, Ohio for $461,000. This resulted in a gain of $375,000 which is included in Cost of products sold on the Consolidated Statements of Operations.
During fiscal 2021, the Company sold one of its owned manufacturing facilities in China as a result of its plan to consolidate two of its Hangzhou, China manufacturing facilities into one and reorganize its Asia Pacific operations. The Company received cash in the amount of 45 million RMB (approximately $6,363,000) from the buyer to purchase the facility which resulted in a gain of $2,638,000, of which $2,189,000 is included in Cost of products sold and $449,000 is included in General and administrative expenses on the Consolidated Statements of Operations in fiscal 2021.
Further, the Company closed one of its facilities located in France and consolidated these operations into one of its German facilities during fiscal 2021. During the twelve months ended March 31, 2021, $815,000 of costs are included in Cost of products sold, $327,000 in General and administrative expenses, and $94,000 included in Selling expenses on the Consolidated Statements of Operations related to this consolidation, which primarily are severance and legal costs.

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

The following table illustrates the balance and related activity for customer advances in fiscal 2022 and 2021 (in thousands):

Customer advances (contract liabilities)
	March 31,
	2022	2021
Beginning balance	$15,373	$10,796
Additional customer advances received	51,850	35,815
Revenue recognized from customer advances included in the beginning balance	(15,373)	(10,796)
Other revenue recognized from customer advances	(43,569)	(21,177)
Customer advances recorded from Dorner and Garvey acquisitions	14,750	—
Other (1)	(578)	735
Ending balance	$22,453	$15,373

    (1) Other includes the impact of foreign currency translation

During the twelve months ended March 31, 2022, revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $2,410,000 and $8,559,000 as of March 31, 2022 and March 31, 2021, respectively. Contract assets are included in Prepaid expenses and other assets on the Consolidated Balance Sheets.

Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $1,918,000. We expect to recognize approximately 81% of these sales over the next twelve months.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the years ending March 31, 2022 and 2021 (in thousands):

	Twelve Months Ended	Twelve Months Ended
Net Sales by Product Grouping	March 31, 2022	March 31, 2021
Industrial Products	$334,866	$271,414
Crane Solutions	339,400	298,135
Precision Conveyors Products	144,587	—
Engineered Products	87,604	79,989
All other	98	104
Total	$906,555	$649,642

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

Accounts Receivable:

Effective April 1, 2020, the Company adopted “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Under ASU 2016-13, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. In response to COVID-19, the Company continues to monitor the impact that COVID-19 is having on our customers and their outstanding receivable balances and is taking preventative measures, such as reducing credit limits and increasing bad debt expense, as necessary

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the year ending March 31, 2022 and March 31, 2021 (in thousands):

Allowance for doubtful accounts	March 31, 2022	March 31, 2021
April 1, beginning balance	$5,686	$5,056
Bad debt expense	1,929	2,411
Less uncollectible accounts written off, net of recoveries	(1,955)	(1,973)
Allowance recorded from acquisitions	227	—
Other (1)	(170)	192
March 31, ending balance	$5,717	$5,686

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
The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$10,294	$10,294	$—	$—
Annuity contract	1,884	—	1,884	—
Derivative assets (liabilities):
Foreign exchange contracts	(217)	—	(217)	—
Interest rate swap liability	3,613	—	3,613	—
Cross currency swap liability	(8,713)	—	(8,713)	—

Disclosed at fair value:
Term loan	$(497,534)	$—	$(497,534)	$—

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$7,968	$7,968	$—	$—
Annuity contract	2,025	—	2,025	—
Derivative assets (liabilities):
Foreign exchange contracts	(83)	—	(83)	—
Interest rate swap asset	(2,057)	—	(2,057)	—
Cross currency swap liability	(13,895)	—	(13,895)	—

Disclosed at fair value:
Term loan	$(254,581)	$—	$(254,581)	$—

The Company did not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2022, the term loan and revolving credit facility have been recorded at carrying value which approximates fair value.

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

Fiscal 2022 Non-Recurring Measurements

Assets and liabilities that were measured on a non-recurring basis during fiscal 2022 include assets and liabilities acquired in connection with the acquisitions of Dorner on April 7, 2021 and Garvey on December 1, 2021, described in Note 3. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment; and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

6.     Inventories

Inventories consisted of the following:

	March 31,
	2022	2021
At cost—FIFO basis:
Raw materials	$129,015	$79,981
Work-in-process	28,093	23,067
Finished goods	36,661	27,201
	193,769	130,249
LIFO cost less than FIFO cost	(21,630)	(18,761)
Net inventories	$172,139	$111,488

The acquisitions of Dorner and Garvey contributed $19,941,000 and $4,470,000, respectively, to the increase in inventory since March 31, 2021.

There were LIFO liquidations resulting in $620,000 and $1,640,000 of additional income in fiscal 2022 and 2021, respectively.

7.     Marketable Securities and Other Investments

In accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," adopted by the Company on April 1, 2018, all equity investments in unconsolidated entities (other than those accounted for using the equity method of account) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a loss of $370,000, a gain of $727,000, and a loss of $143,000 in fiscal years 2022, 2021, and 2020, respectively.

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

Net realized gains related to sales of marketable securities were not material in fiscal 2022. They were $85,000, and $50,000 in fiscal years 2021 and 2020, respectively, and are included in Investment (income) loss in the Consolidated Statements of Operations.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Consolidated Balance Sheets in the amount of $2,765,000 and $3,040,000 as of March 31, 2022 and March 31, 2021, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $212,000 and $715,000 in the twelve months ended March 31, 2022 and March 31, 2021, respectively, and is recorded in Investment (income) loss on the Consolidated Statement of Operations. Additionally, the investment value decreased in the amount of $163,000 and increased in the amount of $213,000 due to the effect of currency translation in the twelve months ended March 31, 2022 and March 31, 2021, respectively. Further, in the twelve months ended March 31, 2022 and March 31, 2021, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $324,000 and $1,290,000 in the twelve months ended March 31, 2022 and March 31, 2021, respectively, as they were determined to be a return of the Company's investment. Dividends are included in investing activities on the Consolidated Statements of Cash Flows in the amount of

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

$324,000 and $587,000 in the twelve months ended March 31, 2022 and March 31, 2021, respectively, as the distribution exceeded cumulative equity in earnings, under the cumulative earnings approach. The balance of the cash dividend is included in operating activities on the Consolidated Statement of Cash Flows under the cumulative earnings approach. The March 31, 2022 and 2021 trade accounts receivable balances due from EMC are $4,133,000 and $2,250,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2022	2021
Land and land improvements	$5,610	$4,787
Buildings	57,549	39,941
Machinery, equipment, and leasehold improvements	249,793	229,161
Construction in progress	14,248	14,188
	327,200	288,077
Less accumulated depreciation	229,274	213,324
Net property, plant, and equipment	$97,926	$74,753

The acquisitions of Dorner and Garvey contributed $23,387,000 and $2,955,000, respectively, to the increase in property, plant, and equipment since March 31, 2021.

Depreciation expense was $16,639,000, $15,530,000, and $16,184,000 for the years ended March 31, 2022, 2021, and 2020, respectively.

Gross property, plant, and equipment includes capitalized software costs of $39,752,000 and $38,925,000 at March 31, 2022 and 2021, respectively. Accumulated depreciation includes accumulated amortization on capitalized software costs of $29,000,000 and $27,207,000 at March 31, 2022 and 2021, respectively. Amortization expense on capitalized software costs was $2,399,000, $3,639,000, and $2,937,000 during the years ended March 31, 2022, 2021, and 2020, respectively.

9.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has three reporting units as of March 31, 2022 and two reporting units as of March 31, 2021. The new reporting unit, Precision Conveyance, was established as a result of the Dorner acquisition in fiscal 2022. The Duff-Norton reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at March 31, 2022 and 2021, respectively. The Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $310,793,000 and $321,477,000 at March 31, 2022 and 2021, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $328,357,000 at March 31, 2022. The goodwill associated with the acquisition of Garvey, as described in Note 3, is included the Precision Conveyance reporting unit.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Fiscal 2022 Annual Goodwill and Intangible Asset Impairment Test

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

We performed the qualitative assessment as of February 28, 2022 and determined that it is not more likely than not that the fair value of the Rest of Products, Duff-Norton and Precision Conveyance reporting units are less than their carrying value. Further, other economic and business factors do not indicate that the fair value of our reporting units have declined since the last quantitative test. As a result, the quantitative goodwill impairment test was not required for the Rest of Products, Duff-Norton and Precision Conveyance reporting units.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2022, it was determined that the trademarks were not impaired.

A summary of changes in goodwill during the years ended March 31, 2022 and 2021 is as follows:

Balance at April 1, 2020	$319,679
Currency translation	11,497
Balance at March 31, 2021	$331,176
Acquisition of Dorner (Refer to Note 3)	287,141
Acquisition of Garvey (Refer to Note 3)	41,216
Currency translation	(10,684)
Balance at March 31, 2022	$648,849

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of both March 31, 2022 and 2021, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Identifiable intangible assets at March 31, 2022 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$19,529	$(5,032)	$14,497
Indefinite-lived trademark	46,721	—	46,721
Customer relationships	325,431	(71,202)	254,229
Acquired technology	96,433	(21,789)	74,644
Other	3,476	(2,779)	697
Balance at March 31, 2022	$491,590	$(100,802)	$390,788

Identifiable intangible assets at March 31, 2021 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,377	$(4,760)	$1,617
Indefinite-lived trademark	47,857	—	47,857
Customer relationships	188,447	(55,785)	132,662
Acquired technology	46,843	(16,021)	30,822
Other	3,259	(2,855)	404
Balance at March 31, 2021	$292,783	$(79,421)	$213,362

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows.  Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. The weighted-average amortization periods are 14 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 5 years for other, and 17 years in total. Trademarks with a book value of $46,721,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $25,283,000, $12,623,000, and $12,942,000 for fiscal 2022, 2021, and 2020, respectively.  The increase in amortization expense is the result of the Dorner and Garvey acquisitions and related intangible assets acquired. Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $26,600,000.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of March 31, 2022.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of March 31, 2022, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2022, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2022 fair values reflected in the table below. During the year ended March 31, 2022, the Company was not in default of any of its derivative obligations.

As of March 31, 2022 and 2021, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2022, the notional amount of this derivative was $137,650,000, and the contract matures on March 31, 2028. During fiscal 2022, the Company modified the cross currency swap by extending it to fiscal year 2028, matching the intercompany loan. The Company has concluded that the transaction to modify the cross currency swap, as well as the modified swap, maintained hedge accounting. The modified cross currency swap is considered to have an other than insignificant financing element. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its March 31, 2022 balance of AOCL, the Company expects to reclassify approximately $128,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2022, the notional amount of these derivatives was $6,959,000, and all contracts mature by March 31, 2023. From its March 31, 2022 balance of AOCL, the Company expects to reclassify approximately $191,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has three interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The third interest rate swap agreement was entered into in fiscal year 2022 as a result of the additional debt from the Dorner and Garvey acquisitions. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by February 28, 2025 and had a total notional amount of $300,747,000 as of March 31, 2022. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2022 balance of AOCL, the Company expects to reclassify approximately $389,000 out of AOCL, and into interest expense, during the next 12 months.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is the effect of derivative instruments on the consolidated statements of operations for the years ended March 31, 2022, 2021, and 2020 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2022	Foreign exchange contracts	$(193)	Cost of products sold	$(60)
2022	Interest rate swap	$2,567	Interest expense	$(2,020)
2022	Cross currency swap	$3,548	Foreign currency exchange loss (gain)	$7,925

2021	Foreign exchange contracts	$(238)	Cost of products sold	$83
2021	Interest rate swap	$(521)	Interest expense	$(1,463)
2021	Cross currency swap	$(7,793)	Foreign currency exchange loss (gain)	$(7,268)

2020	Foreign exchange contracts	$303	Cost of products sold	$40
2020	Interest rate swap	$(3,185)	Interest expense	$242
2020	Cross currency swap	$7,654	Foreign currency exchange loss (gain)	$2,888

Derivatives Not Designated as Hedging Instruments (Foreign Exchange Contracts)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
March 31,
2022	Foreign currency exchange loss (gain)	$—
2021	Foreign currency exchange loss (gain)	$—
2020	Foreign currency exchange loss (gain)	$17

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of March 31, 2022 and 2021 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2022	2021
Foreign exchange contracts	Accrued Liabilities	$(217)	$(83)
Interest rate swap	Prepaid expenses and other	859	—
Interest rate swap	Other Assets	4,512	—
Interest rate swap	Accrued Liabilities	(1,371)	(1,185)
Interest rate swap	Other non current liabilities	(387)	(872)
Cross currency swap	Accrued liabilities	(170)	(13,895)
Cross currency swap	Other non current liabilities	(8,543)	—

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2022	2021
Accrued payroll	$38,984	$29,871
Accrued income taxes payable	11,797	9,938
Accrued health insurance	2,246	1,677
Accrued general and product liability costs	3,900	3,500
Customer advances, deposits, and rebates	22,908	15,643
Current ROU lease liabilities	7,965	7,673
Cross currency swap	170	13,895
Other accrued liabilities	30,217	28,619
	$118,187	$110,816

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2022	2021
Accumulated postretirement benefit obligation	$1,013	$1,195
Accrued general and product liability costs	18,675	17,727
Accrued pension cost	86,674	114,911
Cross currency swap	8,543	—
Deferred income tax	41,645	17,600
Non-current ROU lease liabilities	23,711	27,321
Other non-current liabilities	12,349	13,166
	$192,610	$191,920

For the years ended March 31, 2022 and March 31, 2021, the Accrued general and product liability costs are presented gross of estimated recoveries of $9,160,000 and $8,052,000, respectively. Refer to Note 16 for additional information.

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2022	2021
Term loan	502,560	254,900
Unamortized deferred financing costs, net	(5,425)	(5,946)
Total debt	497,135	248,954
Less: current portion	40,000	4,450
Total debt, less current portion	$457,135	$244,504

On January 31, 2017 the Company entered into a Credit Agreement ("Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan had a seven-year term maturing in 2024. On August 26, 2020, the Company entered into a Second Amendment to the Credit Agreement (as amended by the First Amended Credit Agreement, dated as of February 26, 2018). The Second Amended Credit Agreement extended the $100,000,000 secured Revolver which was originally set to expire on January 31, 2022 to August 25, 2023.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

As discussed in Note 3, the Company completed its acquisition of Dorner on April 7, 2021 and entered into a $750,000,000 First Lien Facility with JPMorgan Chase Bank, PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility in an aggregate amount of $100,000,000 and a $650,000,000 Bridge Facility. Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver.

In addition to the debt borrowing described above, the Company commenced and completed an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay part of its outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment of outstanding borrowings under the Bridge Facility, the Bridge Facility was refinanced with a syndicated Term Loan B facility on May 14, 2021.

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

In fiscal 2022, the Company incurred $14,803,000 in debt extinguishment costs of which $5,946,000 relates to the Company's prior Term Loan, $326,000 relates to the Company's prior Revolver, and $8,531,000 relates to fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility, all of which were incurred in the first quarter of fiscal 2022. These costs are classified as Cost of debt refinancing in the Condensed Consolidated Statements of Operations.

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

Also discussed in Note 3, the Company completed its acquisition of Garvey on November 30, 2021 and borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B to increase the principal amount of the Term Loan B facility by $75,000,000. Proceeds from the Accordion were used, among other things, to finance the purchase price for the Garvey acquisition, and pay related fees, expenses, and transaction costs. No material amendment to the terms of the Term Loan B facility or the First Lien Facility was necessary for the Company to exercise this Accordion feature.

In the third quarter of fiscal 2022, the Company recorded $892,000 in deferred financing costs on the Accordion, which will be amortized over the remaining life of the Term Loan B.

The outstanding principal balance of the Term Loan B facility was $502,560,000 as of March 31, 2022, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022 and the outstanding balance of the Term Loan was $254,900,000 as of March 31, 2021. The Company made $22,440,000 of principal payment on the Term Loan B during fiscal 2022 and $4,450,000 of principal payment on the Term Loan during fiscal 2021. The Company is obligated to make $5,260,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $17,151,000 outstanding letters of credit issued against the New Revolving Credit Facility as of March 31, 2022. The outstanding letters of credit at March 31, 2022 consisted of $849,000 in commercial letters of credit and $16,302,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of March 31, 2022, and $14,690,000 on the prior Term Loan as of March 31, 2021, respectively. The accumulated amortization balances were $898,000 and $8,744,000 as of March 31, 2022 and 2021, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility was $4,027,000 as of March 31, 2022 and the prior Revolver was $3,615,000 as of March 31, 2021, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balance is $805,000 and $2,313,000 as of March 31, 2022 and March 31, 2021, respectively.

The principal payments obligated to be made as of March 31, 2022 on the Term Loan B facility are as follows:

2023	$5,260
2024	5,260
2025	5,260
2026	5,260
Thereafter	481,520
$502,560

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement, which terminates in 2035. The outstanding balance on the finance lease obligation is $14,084,000 as of March 31, 2022 of which $544,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 18, Leases, for further details.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2022, unsecured credit lines totaled approximately $2,434,000, of which $0 was drawn. In addition, unsecured lines of $12,503,000 were available for bank guarantees issued in the normal course of business of which $9,135,000 was utilized.

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

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$404,841	$459,866
Service cost	980	1,092
Interest cost	10,130	11,527
Actuarial (gain) loss	(30,482)	3,729
Benefits paid	(23,200)	(24,492)
Settlement	—	(53,499)
Foreign exchange rate changes	(5,295)	6,618
Benefit obligation at end of year	$356,974	$404,841

Change in plan assets:
Fair value of plan assets at beginning of year	$286,678	$313,366
Actual gain (loss) on plan assets	3,048	49,582
Employer contribution	5,442	1,316
Benefits paid	(23,200)	(24,492)
Settlement	—	(53,499)
Foreign exchange rate changes	17	405
Fair value of plan assets at end of year	$271,985	$286,678

Funded status	$(84,989)	$(118,163)
Unrecognized actuarial loss	29,230	51,540
Net amount recognized	$(55,759)	$(66,623)

During fiscal 2021, the Company settled the liabilities for one of its U.S. pension plans through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who did not elect lump sums. The lump sum payments were paid during the quarter ended June 30, 2020 and resulted in a settlement charge of $2,722,000 which was recorded in Other (income) expense, net on the Consolidated Statements of Operations. During the quarter ended September 30, 2020, the Company purchased annuity contracts to settle the remaining liabilities of the terminated plan. The total settlement charge of $19,038,000 was recorded in Other (income) expense, net on the Statements of Operations during the twelve months ending March 31, 2021. The remaining surplus of the terminated plan is $2,176,000 and

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

$3,910,000 as of March 31, 2022 and 2021, respectively, and will be used, as prescribed in the applicable regulations, to fund obligations associated with the Company's U.S. defined contribution plans.

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2022	2021
Other assets	$5,208	$427
Accrued liabilities	(3,523)	(3,679)
Other non-current liabilities	(86,674)	(114,911)
Accumulated other comprehensive loss, before tax	29,230	51,540
Net amount recognized	$(55,759)	$(66,623)

Other assets are presented separately from pension liabilities for pension plans that are over funded. Other assets decreased in the current year due to the pension settlement, described above.

Net periodic pension cost included the following components:

	2022	2021	2020
Service costs—benefits earned during the period	$980	$1,092	$1,139
Interest cost on projected benefit obligation	10,130	11,527	14,759
Expected return on plan assets	(13,037)	(12,787)	(15,887)
Net amortization	1,457	3,234	2,279
Settlement	—	19,038	—
Net periodic pension cost (benefit)	$(470)	$22,104	$2,290

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2022	2021
Projected benefit obligation	$211,307	$401,870
Fair value of plan assets	121,110	283,280

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2022	2021
Accumulated benefit obligation	$207,612	$396,673
Fair value of plan assets	121,110	283,280

Unrecognized gains and losses are amortized through March 31, 2022 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2022	2021	2020
Discount rate	3.35%	2.62%	2.79%
Expected long-term rate of return on plan assets	4.70%	4.60%	5.01%
Rate of compensation increase on active plans	2.76%	2.76%	2.76%
Interest crediting rates used in cash balance pension plans	1.05%	1.10%	2.25%

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2023	2022	2021
Equity securities	23%-13%	34%	45%
Fixed income securities	77%-87%	66%	55%
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The Company's policy is to de-risk the portfolio by increasing liability-hedging investments as the pension liability funded status increases, which is known as the glide path method. Within the table above, cash equivalents are categorized as fixed income as they earn lower returns than equity securities which includes alternative real estate funds (shown in the fair value tables below). Subsequent to March 31, 2022, the Company amended the glide path for the Monthly Retirement Benefit plan ("MRB") as a result of its funded status. The MRB plan’s assets of $146,592,000 are now allocated 81% to fixed income securities and 19% to equity securities.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company plans to contribute the minimum amount required (approximately $5,077,000) to its pension plans in fiscal 2023.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2023	$23,451
2024	23,368
2025	23,278
2026	23,267
2027	23,294
2028-2032	110,539

Postretirement Benefit Plans

The Company sponsors a defined benefit other postretirement health care plan that provide medical and life insurance coverage to certain U.S. retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory. The net periodic postretirement benefit cost for fiscal 2022 was $187,000 and the liability at March 31, 2022 is $1,196,000 with $1,013,000 included in Other non-current liabilities and $183,000 included in Accrued liabilities in the Consolidated Balance Sheet.

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2022 was $132,000 and the liability at March 31, 2022 is $4,645,000 with $4,452,000 included in Other non-current liabilities and $193,000 included in Accrued liabilities in the Consolidated Balance Sheet.  The cash surrender value of the policies is $3,590,000 and $3,496,000 at March 31, 2022 and 2021, respectively.  The balance is included in Other assets in the consolidated balance sheet.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees and certain international employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $4,540,000, $4,063,000, and $5,239,000 for the years ended March 31, 2022, 2021, and 2020, respectively which are included in Cost of Products Sold, Selling Expenses, and General and Administrative Expenses within the Consolidated Statements of Operations.

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

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2022	2021
Asset categories:
Equity securities	$80,020	$116,468
Fixed income securities	178,155	155,553
Alternative real estate	11,849	12,863
Cash equivalents	1,961	1,794
Total	$271,985	$286,678

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2022 and March 31, 2021 were as follows:

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2022:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$33,321	$46,699	$—	$—	$80,020
Fixed income securities	26,312	17,013	133,670	1,160	178,155
Alternative real estate	11,849	—	—	—	11,849
Cash equivalents	—	1,961	—	—	1,961
Total	$71,482	$65,673	$133,670	$1,160	$271,985
(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2021:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$52,710	$63,758	$—	$—	$116,468
Fixed income securities	25,198	7,115	122,071	1,169	155,553
Alternative real estate	12,862	1	—	—	12,863
Cash equivalents	—	1,794	—	—	1,794
Total	$90,770	$72,668	$122,071	$1,169	$286,678
(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

Level 1 securities consist of mutual funds with quoted market prices.

The Level 2 fixed income securities are investments in a combination of funds whose underlying investments are in a variety of fixed income securities including foreign and domestic corporate bonds, securities issued by the U.S. government, U.S. and foreign government obligations, and other similar fixed income investments. The fair values of the underlying investments in these funds are generally based on independent broker dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings. The fair values of these funds are determined based on their net asset values which are published daily.  We are not aware of any significant restrictions on the issuances or redemption of shares of these funds

Fair value of Level 3 fixed income securities at the beginning of the year was $1,169,000. During fiscal 2022 fixed income securities earned investment return of $21,000 and had disbursements of $30,000 resulting in an ending balance of $1,160,000.  These fixed income securities consist primarily of insurance contracts which are carried at their liquidation value based on actuarial calculations and the terms of the contracts.  Significant inputs in determining the fair value for these contracts include company contributions, contract disbursements, and stated interest rates.  Gains and losses on these contracts are recognized as part of net periodic pension cost and recorded as part of cost of sales, selling, or general and administrative expense.

14.     Employee Stock Ownership Plan (ESOP)

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015 the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2022, 2021, or 2020.

At March 31, 2022 and 2021, 190,000 and 216,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2022 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 156,000 and 244,000 common shares were not included in the computation of diluted earnings per share for fiscal 2022 and 2021, respectively, because they were antidilutive. For the years ended March 31, 2022 and 2021, an additional 120,000 and 105,000, respectively, in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2022	2021	2020
Net income	$29,660	$9,106	$59,672

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	28,040	23,897	23,619
Effect of dilutive employee stock options, RSU's and performance shares	361	276	236

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	28,401	24,173	23,855

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 14).

In May of fiscal 2022, the Company issued 4,312,500 shares of common stock raising $198,705,000 net of fees in connection with the Dorner acquisition. Refer to Note 3 for additional details of this transaction.

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

The Company grants share based compensation to eligible participants under the 2016 Long Term Incentive Plan, as Amended and Restated in June 2019 ("2016 LTIP").  The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP were increased by 2,500,000 as a result of the June 2019 amendment. Shares not previously authorized for issuance under any of the prior stock plans, and shares not issued or subject to outstanding awards under the prior stock plans are still available for issuance. Details of the shares granted under these plans are discussed below.
Prior to the adoption of the 2016 LTIP, the Company granted stock awards under the 2010 Long Term Incentive Plan and the 2006 Long Term Incentive Plan, collectively referred to as the “Prior Stock Plans.”

Stock based compensation expense was $11,246,000, $8,022,000, and $4,507,000 for fiscal 2022, 2021, and 2020, respectively.  The lower stock based compensation expense in fiscal 2020 is primarily related to shares that were forfeited when the Company's prior Chief Executive Officer (CEO) resigned on January 10, 2020. The forfeiture resulted in the reversal of $1,981,000 in stock compensation expense during fiscal 2020 recorded as a reduction to General and administrative expenses.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Long Term Incentive Plan

Under the 2016 LTIP, the total number of shares of common stock with respect to which awards may be granted under the plan is 2,500,000 in addition to shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.  As of March 31, 2022, 1,799,000 shares remain available for future grants. The 2016 LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

Stock Option Plans

Prior to fiscal 2021, options outstanding under the 2016 LTIP generally become exercisable over a 4-year period at a rate of 25% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. For fiscal 2021 and fiscal 2022, options outstanding under the 2016 LTIP generally become exercisable over a 3-year period at a rate of 33% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant.

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2022 is as follows:

	Shares	Weighted- average Exercise Price per share	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2019	834,777	23.52	7.04	$9,602
Granted	171,515	35.16
Exercised	(296,027)	20.26
Cancelled	(183,471)	31.01
Outstanding at March 31, 2020	526,794	26.53	6.93	$1,518
Granted	242,178	26.74
Exercised	(97,398)	20.24
Cancelled	(13,760)	31.85
Outstanding at March 31, 2021	657,814	27.45	7.29	$16,652
Granted	159,643	54.06
Exercised	(105,132)	25.24
Cancelled	(32,540)	31.71
Outstanding at March 31, 2022	679,785	33.82	7.08	$15,294
Exercisable at March 31, 2022	322,218	$26.64	5.69	$10,190

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2022. The aggregate intrinsic value of outstanding options as of March 31, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 523,000 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 321,000 exercisable options that were in-the-money at that date. The Company's closing stock price was $42.40 as of March

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

31, 2022. The total intrinsic value of stock options exercised was $2,513,000, $1,749,000, and $5,438,000 during fiscal 2022, 2021, and 2020, respectively.

The grant date fair value of options that vested was $11.19, $9.15, and $7.43 during fiscal 2022, 2021, and 2020, respectively.

As of March 31, 2022, $2,537,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

Exercise prices for options outstanding as of March 31, 2022, ranged from $13.43 to $54.26. The following table provides certain information with respect to stock options outstanding at March 31, 2022:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	71,378	$15.23	3.98
$20.01 to 30.00	235,876	$25.17	6.69
$30.01 to $40.00	216,117	$34.79	7.09
$40.01 to $50.00	6,365	$49.36	9.13
$50.01 to $60.00	150,049	$54.26	9.04
	679,785	$33.82	7.08

The following table provides certain information with respect to stock options exercisable at March 31, 2022:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price per share
$10.01 to 20.00	71,378	$15.23
$20.01 to 30.00	138,200	24.93
$30.01 to $40.00	111,122	35.73
$40.01 to $50.00	—	—
$50.01 to $60.00	1,518	54.26
	322,218	$26.64

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $17.71, $8.46, and $12.39 for options granted during fiscal 2022, 2021, and 2020, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2022, 2021, and 2020:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Year Ended March 31, 2020
Assumptions:
Risk-free interest rate	0.35%	0.23%	2.23%
Dividend yield	0.44%	0.90%	0.68%
Volatility factor	0.372	0.380	0.372
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the 2016 LTIP during fiscal 2022, 2021, and 2020 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Prior to fiscal 2021, restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four. For fiscal 2021 and 2022, restricted stock units for employees vest ratably based on service one-third after each of years one, two, and three.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2022 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2019	230,197	$30.22
Granted	151,351	38.40
Vested	(106,792)	31.90
Forfeited	(62,035)	31.61
Unvested at March 31, 2020	212,721	$35.20
Granted	195,181	29.16
Vested	(125,150)	31.85
Forfeited	(12,963)	34.74
Unvested at March 31, 2021	269,789	$32.41
Granted	133,082	49.98
Vested	(138,407)	35.71
Forfeited	(19,728)	35.41
Unvested at March 31, 2022	244,736	$39.86

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2022 is $4,724,000 and is expected to be recognized over a weighted average period of 1.6 years.  The fair value of restricted stock units that vested during the year ended March 31, 2022 and 2021 was $4,943,000 and $3,986,000, respectively.

Performance Shares

The Company granted performance shares under the 2016 LTIP during fiscal 2022, 2021, and 2020. Performance based shares are recognized as compensation expense based upon their grant date fair value and to the extent it is probable that the performance conditions will be met.  This expense is recognized ratably over the three year period that these shares are restricted.

Fiscal 2019 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2020. During fiscal 2020, the Company determined that the fiscal year 2019 performance shares were earned based on the performance condition being met. Fiscal 2020 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2021. During fiscal 2021, the Company determined that this performance condition would not be met. Fiscal 2021 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated Return on Invested Capital ("ROIC") for the twelve months ended March 31, 2023. At this time the Company believes the March 31, 2023 performance condition will be met. Fiscal 2022 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated ROIC for the twelve months ended March 31, 2024. At this time the Company believes the March 31, 2024 performance condition will be met.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2022 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2019	153,386	$23.11
Granted	38,585	37.67
Forfeited	(125,251)	22.67
Unvested at March 31, 2020	66,720	$32.36
Granted	83,164	25.97
Vested	(23,201)	25.28
Forfeited	(3,451)	25.28
Unvested at March 31, 2021	123,232	$29.58
Granted	41,322	52.01
Vested	(18,296)	36.43
Forfeited	(8,226)	30.25
Unvested at March 31, 2022	138,032	$35.35

The Company had $1,968,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2022.

Directors Stock

During fiscal 2022, 2021, and 2020, a total of 21,928, 16,209, and 11,768 shares of stock, respectively, were granted under the 2016 LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $43.73, $33.32, and $39.09 for fiscal 2022, 2021, and 2020, respectively. The expense related to the shares for fiscal 2022 was $959,000 and $540,000 and $460,000 for fiscal years 2021 and 2020.

Dividends

On March 21, 2022, the Company's Board of Directors approved payment of a quarterly dividend of $0.07 per common share, representing an annual dividend rate of $0.28 per share. The dividend was paid on May 16, 2022 to shareholders of record on May 6, 2022 and totaled approximately $2,000,000.

Stock Repurchase Plan

On March 26, 2019, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $20 million of the Company's common stock. No repurchases were made during the fiscal years ended March 31, 2022 or 2021.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $22,575,000 (gross of estimated insurance recoveries of $9,160,000) and $21,227,000 (gross of estimated insurance recoveries of $8,052,000) of which $18,675,000 and $17,727,000 are included in Other non current liabilities and $3,900,000 and $3,500,000 in Accrued liabilities as of March 31, 2022 and 2021, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2022	2021	2020
Accrued general and product liability, beginning of year	$21,227	$11,944	$12,686
Estimated insurance recoveries	1,109	8,052	—
Add provision for claims	6,648	4,634	3,233
Deduct payments for claims	(6,409)	(3,403)	(3,975)
Accrued general and product liability, end of year	$22,575	$21,227	$11,944

Estimated insurance recoveries	(9,160)	(8,052)	—
Net accrued general and product liability, end of year	$13,415	$13,175	$11,944

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,800,000 and $10,600,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 37 years from March 31, 2022.  The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $7,836,000. The Company has reflected the liability gross of insurance recoveries of $9,160,000 as a liability in the consolidated financial statements as of March 31, 2022. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,400,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

A share of the Company's previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company had been engaged in a legal action against the insurance carriers for those policies to recover past expenses and future costs incurred. The Company came to an agreement with the insurance carriers to settle its case against them for recovery of a portion of past costs and future costs for asbestos-related legal defense costs. The agreement was finalized during the quarter ended September 30, 2020. The terms of the settlement require the carriers to pay gross defense costs prior to retro-premiums of 65% for future asbestos-related defense costs subject to an annual cap of $1,650,000 for claims covered by the settlement. The reimbursement net of retro-premiums is approximately 47% which resulted in a $1,830,000 increase to the Company's asbestos liability during the second quarter of fiscal 2021.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In addition, the insurance carriers were required to reimburse the Company for past defense costs through the date of the settlement amounting to $3,006,000 which was paid during the second quarter of fiscal 2021. The reimbursement for past cost was recorded net of a contingent legal fee of $1,500,000 which was paid in the third quarter of fiscal 2021. Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2022 and 2021. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Balance Sheet in the amount of $9,160,000 and $8,052,000, which offsets its asbestos reserves, at March 31, 2022 and 2021, respectively.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,951,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2022. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $562,000 and $565,000, which has been reflected as a liability in the consolidated financial statements at March 31, 2022 and 2021, respectively.

Litigation-Other

In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy and therefore it should be considered resident in Italy and subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,100,000 (Euro 1,900,000), plus interest, were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties in the amount of approximately $2,400,000 (Euro 2,200,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believed the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015. In April 2022 the Supreme Court upheld the appeal in favor of Power-One.

The tax authority in Arezzo, Italy also issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 (fiscal period 2002/2003) and July 2004 to December 2006 (fiscal periods 2004/2005 and 2005/2006) claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. In August 2012, the tax authority in Arezzo, Italy issued four notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,400,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,100,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court, with four judgements, ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed four appeals of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeals of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decisions. In December 2016, the Power-One China Subsidiary was served by the Italian Revenue Agency with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In February 2017 the Power-One China Subsidiary filed two memorandum before the Italian Supreme Court in response to the appeals made by the tax authority against the positive judgments on the tax assessments for fiscal years 2004/2005 and 2005/2006. In March 2017, the Regional Tax Court of Florence rejected the appeal of the assessment for 2006 fiscal year (period July 2006-December 2006). The tax authority had until October 2017 to appeal this decision. In October 2017, the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2006. In November 2017 the Power-One China Subsidiary filed a memorandum before the Italian Supreme Court in response to the appeal made by the tax authority against the positive judgment on the tax assessment for fiscal year 2006. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal year 2002/2003. In March 2018, the Regional Tax Court of Florence rejected the appeal of the assessment for 2002/2003 fiscal year. In October 2018 the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2002/2003. In November 2018 the Power-One China Subsidiary filed a memorandum with the Italian Supreme Court in response to the appeal made by the tax authority. In April 2022 the Supreme Court filed judgments concerning the tax assessments for fiscal years 2002/2003 and 2006. The Supreme Court upheld the appeals of the Italian Tax Authority and remitted the proceedings back to the Regional Tax Court for a new evaluation of the substance of the dispute. The proceedings should be resumed before the Regional Tax Court within six months from the filing of the judgements.

The Company believes it will be successful and does not expect to incur a liability related to these assessments.

In September of 2017, Magnetek received a request for defense and indemnification from Monsanto Company, Pharmacia, LLC, and Solutia, Inc. (collectively, “Monsanto”) with respect to: (1) lawsuits brought by plaintiffs claiming that Monsanto manufactured polychlorinated biphenyls ("PCBs"), exposure to which allegedly caused injury to plaintiffs; and (2) lawsuits brought by municipalities and municipal entities claiming that Monsanto should be responsible for a variety of damages due to the presence of PCBs in bodies of water in those municipalities and/or in water treated by those municipal entities.  Monsanto claims to be entitled to defense and indemnification from Magnetek under a so-called “Special Undertaking” apparently executed by Magnetek's predecessor Universal Manufacturing ("Universal") in January of 1972, which purportedly required Universal to defend and indemnify Monsanto from liabilities “arising out of or in connection with the receipt, purchase, possession, handling, use, sale or disposition of” PCBs by Universal.

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

For all of the currently known environmental matters, the Company has accrued as of March 31, 2022 a total of $822,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2023.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

17.     Income Taxes
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2022	2021	2020
Statutory federal income tax rate	21.00%	21.00%	21.00%
Expected tax at statutory rate	$8,109	$2,116	$16,203
State income taxes net of federal benefit	759	(450)	1,397
Foreign taxes at rates other than statutory federal rate	779	287	1,102
Permanent items (1)	(270)	178	266
Valuation allowance (2)	300	84	(1,184)
Federal tax credits (3)	(700)	(700)	(1,903)
Other (4)	(191)	(545)	1,603
Actual tax provision expense	$8,786	$970	$17,484

(1) For fiscal 2022, permanent items include a net GILTI inclusion of $265,000 and Subpart F income of $580,000. For fiscal 2020, permanent items include a net GILTI inclusion of $525,000 and a FDII deduction of $1,029,000
(2) For fiscal 2022 the valuation allowance represents normal current year activity driven by certain foreign jurisdictions and for fiscal 2020, represents the reversal of a valuation allowance on certain foreign tax credits offset by increases in valuation allowances required in certain foreign jurisdictions.
(3) For Fiscal 2022 Federal tax credits include research and development credits of $700,000. For fiscal 2021, Federal tax credits include research and development credits of $700,000. For fiscal 2020, Federal tax credits include research and development credits of $800,000 and minimum tax credits of $1,103,000.
(4) For Fiscal 2022 Other primarily relates to the FY21 NOL generated and related carryback benefit of $908,000. For fiscal 2021, Other primarily relates to adjustments for previously estimated tax expenses.

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2022	2021	2020
Current income tax expense (benefit):
United States Federal	$(2,482)	$810	$(2,491)
State taxes	571	618	626
Foreign	12,666	8,246	11,984
Deferred income tax expense (benefit):
United States	1,139	(5,996)	7,827
Foreign	(3,108)	(2,708)	(462)
	$8,786	$970	$17,484

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$17,567	$16,038
State and foreign net operating loss carryforwards	10,075	7,404
Employee benefit plans	16,625	24,692
Insurance reserves	3,609	3,488
Accrued vacation and incentive costs	3,682	3,061
Federal tax credit carryforwards	12,427	13,238
ASC 842 Lease Liability	10,872	8,623
Equity compensation	3,927	2,782
Other	8,394	7,308
Valuation allowance	(16,147)	(15,103)
Deferred tax assets after valuation allowance	71,031	71,531
Deferred tax liabilities:
Property, plant, and equipment	(4,917)	(1,889)
ASC 842 Right-of-Use Asset	(10,130)	(8,446)
Intangible assets	(95,316)	(58,716)
Total deferred tax liabilities	(110,363)	(69,051)
Net deferred tax assets (liabilities)	$(39,332)	$2,480

The net deferred tax liability increased in fiscal 2022 primarily as a result of the acquisition of Dorner in Q1 of FY22.

The gross amount of the Company’s deferred tax assets were $87,178,000 and $86,634,000 at March 31, 2022 and 2021, respectively.

The valuation allowance includes $4,322,000 and $2,896,000 primarily related to foreign net operating losses at March 31, 2022 and 2021, respectively. The remaining valuation allowance primarily relates to foreign tax credits which the Company believes it will not utilize of $11,825,000 and $11,900,000 for the years ended March 31, 2022 and 2021, respectively. The Company’s foreign subsidiaries have net operating loss carryforwards of $4,299,000 that expire in periods ranging from five years to indefinite.

Federal net operating losses of $13,752,000 arose from the acquisition of Dorner and have no expiration date. Federal net operating losses of $69,900,000 arose from the acquisition of Magnetek and have expiration dates ranging from 2023 through 2035 and are subject to certain limitations under U.S. tax law. The state net operating losses of $112,184,000 have expiration dates ranging from 2023 through 2042.  The federal tax credits have expiration dates ranging from 2028 to 2042.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2022	2021
Net non-current deferred tax assets	$2,313	$20,080
Net non-current deferred tax liabilities	(41,645)	(17,600)
Net deferred tax assets (liabilities)	$(39,332)	$2,480

Net non-current deferred tax liabilities are included in other non-current liabilities.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Income before income tax expense includes foreign subsidiary income of $42,127,000, $30,894,000, and $37,577,000 for the years ended March 31, 2022, 2021, and 2020, respectively. As of March 31, 2022, the Company had approximately $115,000,000 of undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the U.S. Determination of the amount of unrecognized tax liability with respect to such earnings is not practicable.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2022	2021	2020
Beginning balance	$141	$132	$936
Reductions for prior year tax positions	—	—	(802)
Additions for prior year tax positions	281	—	—
Foreign currency translation	(8)	9	(2)
Ending balance	$414	$141	$132

The Company had $62,000, $57,000, and $46,000 accrued for the payment of interest and penalties at March 31, 2022, 2021, and 2020 respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

$414,000 of the unrecognized tax benefits as of March 31, 2022 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions.

The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2018 and in Germany for tax years prior to March 31, 2012. The Company has a current tax examination in Germany for fiscal years 2012 to 2014.

The Company anticipates that certain unrecognized tax benefits will change due to the settlement of audits in certain foreign jurisdictions prior to March 31, 2023.

18.     Leases

Nature of leases

The Company’s lease arrangements generally include real estate (manufacturing facilities, sales offices, distribution centers, warehouses), vehicles, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. At lease commencement, the Company evaluates whether the arrangement is a finance or operating lease, and accounts for it accordingly. Operating leases are included in other assets, other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheet. Finance leases are included in net property, plant, and equipment, current portion of long-term debt and finance lease obligation, and the remaining balance is recorded within term loan and finance lease obligations on the Consolidated Balance Sheet.

Leases with a term greater than one year are recognized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets, lease obligations, and, if applicable, long-term lease obligations in the financial statement line items above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheet. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is generally not readily determinable, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term, and the currency in which lease payments are made. The Company recognizes lease expense on a straight-line basis over the lease term. Additionally, because the Company has elected to not separate lease and non-lease components, variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance, and other operating expenses.

The Company's leases have lease terms ranging from 1 to 23 years, some of which include options to extend or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain material residual value guarantees or any material restrictive covenants. The Company recorded a finance lease for a manufacturing facility in Hartland, WI that has a 23 year lease term which terminates in 2035 as a result of the Dorner acquisition. As of March 31, 2022, the Company does not have any significant additional leases that have not yet commenced.

Significant Inputs:

The following table presents the weighted average remaining lease term and discount rate as of March 31, 2022 and March 31, 2021, respectively:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	5.51	5.99
Finance leases	13.58	—
Weighted-average discount rate
Operating leases	3.78%	3.86%
Finance leases	4.51%	—%

Amounts recognized on the financial statements

The following table illustrates the balance sheet classification for ROU assets and lease liabilities as of March 31, 2022 and March 31, 2021, respectively (in thousands):

	March 31, 2022	March 31, 2021
Operating leases:
Other assets (1)	$30,809	$34,181

Accrued liabilities	7,965	7,673
Other non current liabilities	23,711	27,321
Total operating liabilities	$31,676	$34,994

Finance leases:
Net property, plant, and equipment	$13,525	$—

Current portion of long-term debt and finance lease obligation	544	—
Term loan and finance lease obligations	13,540	—
Total finance liabilities	$14,084	$—

(1) Included in the operating ROU asset balance are leases held by Dorner and Garvey in the amount of $1,035,000 and $1,318,000, respectively, as of March 31, 2022.

Operating lease expense of $9,101,000, $9,175,000 and $8,869,000 for the fiscal years ending March 31, 2022, 2021, and 2020, respectively, is included in Income from operations on the Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the fiscal year ending March 31, 2022, 2021, and 2020, respectively. Finance lease expense of $984,000 for the fiscal year ending March 31, 2022, is included in Income from operations on the Consolidated Statements of Operations, and $634,000 is included in Interest and debt expense for the fiscal year ending March 31, 2022, on the Company's Consolidated Statements of Operations related to the finance lease.

Other lease disclosures

Future maturities of leases as of March 31, 2022, were as follows (in thousands):

Year:	Operating Leases	Finance Lease
2023	$8,847	$1,166
2024	5,977	1,200
2025	5,505	1,236
2026	4,421	1,274
2027	3,427	1,312
Thereafter	6,511	13,008
Total undiscounted lease payments	$34,688	$19,196
Less: imputed interest	$3,012	$5,112
Present value of lease liabilities	$31,676	$14,084

Supplemental cash flow information related to leases is as follows (in thousands):

	Year ended March 31, 2022	Year ended March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$9,059	$8,909
Cash paid for amounts included in the measurement of finance lease liabilities	$1,132	$—
ROU assets obtained in exchange for new operating lease liabilities	$5,364	$2,866
ROU assets obtained in exchange for new finance lease liabilities	$14,582	$—

19.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2022	2021	2020
Net sales:
United States	$548,620	$348,986	$450,242
Germany	188,134	164,380	175,492
Europe, Middle East, and Africa (Excluding Germany)	108,678	90,415	121,600
Canada	16,719	15,443	21,984
Asia Pacific	17,680	13,829	14,193
Latin America	26,724	16,589	25,651
Total	$906,555	$649,642	$809,162

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2022	2021	2020
Total assets:
United States	$1,105,956	$540,184	$518,914
Germany	422,671	435,638	438,210
Europe, Middle East, and Africa (Excluding Germany)	85,678	125,262	86,638
Canada	15,651	8,647	9,979
Asia Pacific	18,575	19,326	20,314
Latin America	37,176	21,375	19,217
Total	$1,685,707	$1,150,432	$1,093,272

	Year Ended March 31,
	2022	2021	2020
Long-lived assets:
United States	$811,276	$269,061	$272,816
Germany	312,288	336,606	327,420
Europe, Middle East, and Africa (Excluding Germany)	7,416	8,359	9,561
Canada	1,446	1,395	1,192
Asia Pacific	2,574	2,235	4,928
Latin America	2,563	1,635	1,197
Total	$1,137,563	$619,291	$617,114

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2022	2021	2020
Hoists	$432,524	$394,682	$492,126
High Precision Conveyors	144,587	—	—
Chain and rigging tools	83,461	47,557	68,666
Industrial cranes	43,482	37,025	44,149
Actuators and rotary unions	84,999	75,458	77,957
Digital power control and delivery systems	98,445	74,943	100,658
Elevator application drive systems	19,057	19,977	25,606
Total	$906,555	$649,642	$809,162

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2022	2021
Foreign currency translation adjustment – net of tax	$(28,080)	$(21,776)
Pension liability – net of tax	(21,794)	(38,081)
Postretirement obligations – net of tax	1,836	1,989
Split-dollar life insurance arrangements – net of tax	(1,084)	(1,264)
Derivatives qualifying as hedges – net of tax	(777)	(854)
Accumulated other comprehensive loss	$(49,899)	$(59,986)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(5,780,000), $(13,305,000), and $7,445,000 for fiscal 2022, 2021, and 2020 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the Tax Cuts and Jobs Act (the "Act"), the Company recorded as an offsetting entry a $(7,251,000) stranded tax effect in the minimum pension liability component and a $(194,000) stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income in fiscal 2018. The stranded tax effect related to the other post retirement obligations component was not material.

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

Changes in accumulated other comprehensive income by component are as follows (in thousands):

	March 31, 2022
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(37,356)	$(21,776)	$(854)	(59,986)
Other comprehensive income (loss) before reclassification	15,398	(6,303)	5,922	15,017
Amounts reclassified from other comprehensive loss to net income	915	—	(5,845)	(4,930)
Net current period other comprehensive (loss) income	16,313	(6,303)	77	10,087
Ending balance net of tax	$(21,043)	$(28,079)	$(777)	$(49,899)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31, 2021
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(79,041)	$(34,359)	$(950)	(114,350)
Other comprehensive income (loss) before reclassification	24,999	12,583	(8,552)	29,030
Amounts reclassified from other comprehensive loss to net income	16,686	—	8,648	25,334
Net current period other comprehensive (loss) income	41,685	12,583	96	54,364
Ending balance net of tax	$(37,356)	$(21,776)	$(854)	$(59,986)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2022 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$1,237	(1)
	1,237	Total before tax
	(322)	Tax benefit
	$915	Net of tax

Change in derivatives qualifying as hedges
	$85	Cost of products sold
	2,868	Interest expense
	(11,250)	Foreign currency
	(8,297)	Total before tax
	2,452	Tax benefit
	$(5,845)	Net of tax
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

21.     Effects of New Accounting Pronouncements

Topics adopted in fiscal 2022

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" (Topic 740). The standard clarifies, among other topics, that the effects of an enacted change in tax law on taxes currently payable or refundable for the current year be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation. The Company adopted this standard effective April 1, 2021 and the standard did not have a material impact on the financial statements for the year ended March 31, 2022.

Topics not yet adopted

In March 2022, the FASB issued ASU 2022 No. 2022-01, "Derivative and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." The ASU clarified the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-123 (released on August 28, 2017) that, among other things, established the “portfolio layer” method for making the fair value hedge accounting for these portfolios more accessible. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We are currently evaluating the impact the standard will have on our consolidated financial statements.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2022, 2021, and 2020
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition/Divestiture	Deductions		Balance at End of Period
Year ended March 31, 2022:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,686	$1,929	$(170)	$227	$1,955	(1)	$5,717
Deferred tax asset valuation allowance	15,103	242	255	547	—		16,147
Total	$20,789	$2,171	$85	$774	$1,955		$21,864
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$13,175	$6,648	$—	$—	$6,409	(2)	$13,414
Year ended March 31, 2021:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,056	$2,411	$192	$—	$1,973	(1)	$5,686
Deferred tax asset valuation allowance	15,036	84	(17)	—	—		15,103
Total	$20,092	$2,495	$175	$—	$1,973		$20,789
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$11,944	$4,634	$—	$—	$3,403	(2)	$13,175
Year ended March 31, 2020:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,264	$3,115	$(69)	$—	$1,254	(1)	$5,056
Deferred tax asset valuation allowance	16,881	(1,184)	(661)	—	—		15,036
Total	$20,145	$1,931	$(730)	$—	$1,254		$20,092
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$12,686	$3,033	$—	$—	$3,775	(2)	$11,944

_________________
(1)Uncollectible accounts written off, net of recoveries
(2)Insurance claims and expenses paid

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired 100% of the outstanding common shares of Dorner Mfg. Corp. ("Dorner") on April 7, 2021 and of Garvey Corporation ("Garvey") on December 1, 2021. Both acquisitions were excluded from management’s annual report on internal control over financial reporting as of March 31, 2022. The results of Dorner and Garvey are included in the Company's fiscal 2022 consolidated financial statements and constituted $628,658,000 and $546,025,000 of total assets and net assets, respectively, as of March 31, 2022, and $144,587,000 and $12,046,000 of net sales and net income, respectively, for the fiscal year then ended.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control over Financial Reporting

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Columbus McKinnon Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dorner Manufacturing Corporation and Garvey Corporation, both of which are included in the March 31, 2022 consolidated financial statements of the Company and constituted 37% and 71% of total and net assets, respectively, as of March 31, 2022, and 16% and 41% of revenues and net income, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dorner Manufacturing Corporation and Garvey Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated May 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Buffalo, New York
May 25, 2022

Item 9B.    Other Information

None.

Item 9C.    Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") prior to July 31, 2022 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.        Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2022 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2022 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2022 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.        Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 31, 2022 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(1)Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	86

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)Exhibits:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger among Columbus McKinnon Corporation, Dorner Merger Sub Inc., Precision Blocker, Inc., and Precision TopCo LP (as representative of the company equityholders) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2021).

2.2	Stock Purchase Agreement, dated November 3, 2021, among Columbus McKinnon Corporation, Garvey Corporation, William J. Garvey, The Mark Garvey Residuary Trust and Thomas G. Garvey III (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2021).

*3.1	Restated Certificate of Incorporation of the Registrant.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Columbus McKinnon Corporation, dated as of May 18, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2009).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Columbus McKinnon, dated as of March 29, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K dated March 29, 2018).

3.4	Seventh Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 8, 2021).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

4.2	Description of Securities of Columbus McKinnon Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.1	Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.2
Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.3	Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and certain of its executive officers. (incorporated by reference to Appendix to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

#10.4
Columbus McKinnon Corporation Employee Stock Ownership Plan, restated effective as of April 1, 2015, as amended by Amendment No. 1 thereto effective as of April 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021)..

#10.5
Columbus McKinnon Corporation Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.6
Amendment No. 1, dated as of January 9, 2018, to the Columbus McKinnon Corporation Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021)..

#10.7
Amendment No. 2, dated as of August 23, 2018, to the Columbus McKinnon Corporation Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.8	Columbus McKinnon Corporation 2010 Long Term Incentive Plan, effective July 26, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 12, 2010).

#10.9	The 2014 Stock Incentive Plan of Magnetek, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2015).

#10.10	Columbus McKinnon Corporation 2016 Long Term Incentive Plan, as amended and restated effective June 5, 2019 (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held on July 22, 2019).

#10.11	Amendment No. 1 to the Columbus McKinnon Corporation 2016 Long Term Incentive Plan, as amended and restated effective June 5, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021).

#10.12
Form of Time-Based Restricted Stock Unit Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.13
Form of Nonqualified Stock Option Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.14
Form of Performance Stock Unit Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.15	Employment agreement effective May 11, 2020 between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.16	Change in Control Agreement effective May 11, 2020 between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.17	Employment Agreement Amendment effective June 1, 2020 between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 3, 2020).

10.18	Amended and Restated Credit Agreement, dated May 14, 2021, by and among Columbus McKinnon Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted by pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The information contained in this exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement foiled by the Registrant under the Securities Act of 1933, as amended.

*101	The financial statements from the Company’s Annual Report on Form 10-K for the twelve months ended March 31, 2022 formatted in iXBRL
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*     Filed herewith
#     Indicates a Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 25, 2022
COLUMBUS McKINNON CORPORATION

		By:	/s/ David J. Wilson
David J. Wilson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2022

David J. Wilson

/s/ Gregory P. Rustowicz	Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 25, 2022

Gregory P. Rustowicz

/s/ Richard H. Fleming	Chairman of the Board of Directors	May 25, 2022

Richard H. Fleming

/s/ Chad R. Abraham	Director	May 25, 2022

Chad R. Abraham

/s/ Aziz S. Aghili	Director	May 25, 2022

Aziz S. Aghili

/s/ Jeanne Beliveau-Dunn	Director	May 25, 2022

Jeanne Beliveau-Dunn

/s/ Gerald G. Colella	Director	May 25, 2022

Gerald G. Colella

/s/ Michael Dastoor	Director	May 25, 2022

Michael Dastoor

/s/ Liam G. McCarthy	Director	May 25, 2022

Liam G. McCarthy

/s/ Heath A. Mitts	Director	May 25, 2022

Heath A. Mitts

/s/ Nicholas T. Pinchuk	Director	May 25, 2022

Nicholas T. Pinchuk

/s/ Kathryn V. Roedel	Director	May 25, 2022

Kathryn V. Roedel