Form 10-Q
period 2022-09-30
COLUMBUS MCKINNON CORP
filed 2022-10-27
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2022
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

The number of shares of common stock outstanding as of October 24, 2022 was: 28,629,775 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2022

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$88,865	$115,390
Trade accounts receivable, less allowance for doubtful accounts ($5,104 and $5,717, respectively)	140,298	147,515
Inventories	192,789	172,139
Prepaid expenses and other	37,537	31,545
Total current assets	459,489	466,589
Property, plant, and equipment, net	92,617	97,926
Goodwill	627,850	648,849
Other intangibles, net	365,206	390,788
Marketable securities	10,183	10,294
Deferred taxes on income	2,265	2,313
Other assets	71,685	68,948
Total assets	$1,629,295	$1,685,707

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$76,584	$90,881
Accrued liabilities	104,835	118,187
Current portion of long term debt and finance lease obligations	40,580	40,551
Total current liabilities	221,999	249,619
Term loan and finance lease obligations	450,840	470,675
Other non current liabilities	172,072	192,610
Total liabilities	844,911	912,904
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,629,360 and 28,517,333 shares issued and outstanding	286	285
Additional paid in capital	508,948	506,074
Retained earnings	336,844	316,343
Accumulated other comprehensive loss	(61,694)	(49,899)
Total shareholders' equity	784,384	772,803
Total liabilities and shareholders' equity	$1,629,295	$1,685,707

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands, except per share data)
Net sales	$231,740	$223,635	$452,027	$437,099
Cost of products sold	145,430	142,500	283,191	281,901
Gross profit	86,310	81,135	168,836	155,198

Selling expenses	25,617	24,157	51,773	47,639
General and administrative expenses	21,413	23,208	43,299	53,351
Research and development expenses	5,461	3,825	10,591	7,408
Amortization of intangibles	6,447	6,285	12,982	12,394
	58,938	57,475	118,645	120,792

Income from operations	27,372	23,660	50,191	34,406
Interest and debt expense	6,768	4,587	12,971	10,399
Cost of debt refinancing	—	—	—	14,803
Investment (income) loss	312	(115)	742	(548)
Foreign currency exchange (gain) loss	1,003	441	2,206	535
Other (income) expense, net	222	(539)	(2,079)	(289)
Income (loss) before income tax expense (benefit)	19,067	19,286	36,351	9,506
Income tax expense (benefit)	4,953	4,083	13,846	1,566
Net income (loss)	$14,114	$15,203	$22,505	$7,940

Average basic shares outstanding	28,619	28,418	28,581	27,594
Average diluted shares outstanding	28,748	28,756	28,733	27,957

Basic income (loss) per share:	$0.49	$0.53	$0.79	$0.29

Diluted income (loss) per share:	$0.49	$0.53	$0.78	$0.28

Dividends declared per common share	$0.07	$0.06	$0.07	$0.06

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)		(In thousands)
Net income (loss)	$14,114	$15,203	$22,505	7,940
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,781)	(4,226)	(19,482)	(2,150)
Change in derivatives qualifying as hedges, net of taxes of $(1,509), $986, $(2,375), $955	4,686	(2,995)	7,375	(2,899)
Change in pension liability and postretirement obligation, net of taxes of $(56), $(74), $(105), $(40)	166	212	312	115
Total other comprehensive income (loss)	(5,929)	(7,009)	(11,795)	(4,934)
Comprehensive income (loss)	$8,185	$8,194	$10,710	$3,006

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2022	$285	$506,074	$316,343	$(49,899)	$772,803
Net income (loss)	—	—	8,391	—	8,391
Change in foreign currency translation adjustment	—	—	—	(8,701)	(8,701)
Change in derivatives qualifying as hedges, net of tax of $(812)	—	—	—	2,689	2,689
Change in pension liability and postretirement obligations, net of tax of $(49)	—	—	—	146	146
Stock options exercised, 18,907 shares	—	415	—	—	415
Stock compensation expense	—	751	—	—	751
Restricted stock units released, 52,276 shares, net of shares withheld for minimum statutory tax obligation	1	(1,314)	—	—	(1,313)
Balance at June 30, 2022	$286	$505,926	$324,734	$(55,765)	$775,181
Net income (loss)	—	—	14,114	—	14,114
Dividends declared	—	—	(2,004)	—	(2,004)
Change in foreign currency translation adjustment	—	—	—	(10,781)	(10,781)
Change in derivatives qualifying as hedges, net of tax of $(1,509)	—	—	—	4,686	4,686
Change in pension liability and postretirement obligations, net of tax of $(56)	—	—	—	166	166
Stock compensation - directors	—	537	—	—	537
Stock options exercised, 9,531 shares	—	206	—	—	206
Stock compensation expense	—	2,341	—	—	2,341
Restricted stock units released, 31,313 shares, net of shares withheld for minimum statutory tax obligation	—	(62)	—	—	(62)
Balance at September 30, 2022	$286	$508,948	$336,844	$(61,694)	$784,384

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2021	$240	$296,093	$293,802	$(59,986)	$530,149
Net income (loss)	—	—	(7,263)	—	(7,263)
Change in foreign currency translation adjustment	—	—	—	2,076	2,076
Change in derivatives qualifying as hedges, net of tax of $(31)	—	—	—	96	96
Change in pension liability and postretirement obligations, net of tax of $34	—	—	—	(97)	(97)
Issuance of 4,312,500 shares of common stock in May 2021 offering at $48.00, net issuance of costs $8,340	43	198,662	—	—	198,705
Stock options exercised, 12,682 shares	—	290	—	—	290
Stock compensation expense	—	2,262	—	—	2,262
Restricted stock units released, 58,081 shares, net of shares withheld for minimum statutory tax obligation	1	(1,766)	—	—	(1,765)
Balance at June 30, 2021	$284	$495,541	$286,539	$(57,911)	$724,453
Net income (loss)	—	—	15,203	—	15,203
Dividends declared	—	—	(1,706)	—	(1,706)
Change in foreign currency translation adjustment	—	—	—	(4,226)	(4,226)
Change in derivatives qualifying as hedges, net of tax of $986	—	—	—	(2,995)	(2,995)
Change in pension liability and postretirement obligations, net of tax of $(74)	—	—	—	212	212
Stock compensation - directors	—	480	—	—	480
Stock options exercised, 38,744 shares		1,122	—	—	1,122
Stock compensation expense	—	2,762	—	—	2,762
Restricted stock units released,32,665 shares, net of shares withheld for minimum statutory tax obligation	—	(147)	—	—	(147)
Balance at September 30, 2021	$284	$499,758	$300,036	$(64,920)	$735,158

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	22,505	7,940
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	20,893	20,969
Deferred income taxes and related valuation allowance	(698)	(1,235)
Net loss (gain) on sale of real estate, investments and other	852	(462)
Stock-based compensation	3,629	5,504
Amortization of deferred financing costs	860	867
Cost of debt refinancing	—	14,803
Loss (gain) on hedging instruments	(714)	672
Gain on sale of building	(232)	(375)
Loss on retirement of fixed asset	175	—
Non-cash lease expense	3,843	3,939
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	381	(1,709)
Inventories	(30,754)	(21,959)
Prepaid expenses and other	2,321	(2,779)
Other assets	24	42
Trade accounts payable	(11,267)	(6,274)
Accrued liabilities	(3,124)	1,908
Non-current liabilities	(2,545)	(3,909)
Net cash provided by (used for) operating activities	6,149	17,942

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,900	2,734
Purchases of marketable securities	(2,709)	(4,768)
Capital expenditures	(5,288)	(6,752)
Proceeds from sale of building, net of transaction costs	373	461
Dividend received from equity method investment	313	—
Proceeds from insurance reimbursement	—	482
Purchase of businesses, net of cash acquired (See Note 2)	(1,616)	(472,954)
Net cash provided by (used for) investing activities	(7,027)	(480,797)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	621	1,412
Repayment of debt	(20,264)	(461,286)
Proceeds from issuance of long-term debt	—	650,000
Proceeds from equity offering	—	207,000
Fees related to debt and equity offering	—	(25,292)
Cash inflows from hedging activities	12,306	7,007
Cash outflows from hedging activities	(11,689)	(6,927)
Payment of dividends	(4,001)	(3,145)
Other	(1,375)	(1,909)
Net cash provided by (used for) financing activities	(24,402)	366,860
Effect of exchange rate changes on cash	(1,245)	(821)
Net change in cash and cash equivalents	(26,525)	(96,816)
Cash, cash equivalents, and restricted cash at beginning of year	115,640	202,377
Cash, cash equivalents, and restricted cash at end of period	$89,115	$105,561

Supplementary cash flow data:
Interest paid	$12,045	$8,666
Income taxes paid, net of refunds	$10,271	$2,910
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2022

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at September 30, 2022, the results of its operations for the three and six months ended September 30, 2022 and September 30, 2021, and cash flows for the six months ended September 30, 2022 and September 30, 2021, have been included. Results for the period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. The balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users. During the three and six months ended September 30, 2022, sales to customers in the United States were approximately 60% and 62% of total net sales, respectively.
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

In addition, the Company incurred acquisition and deal expenses in the amount of $414,000 and $8,686,000 in the three and six months ended September 30, 2021, respectively, which are included in General and Administrative expenses. These costs were immaterial in the three and six months ended September 30, 2022. Additionally, the Company also incurred $970,000 in costs related to a transaction bonus that was paid 45 days after the acquisition date to key personnel of which $521,000 has been recorded as part of Cost of products sold, $350,000 has been recorded as part of Selling expenses, $74,000 has been recorded as part of General and administrative expenses, and $25,000 has been recorded as part of Research and development expenses in the six months ended September 30, 2021

To finance the Dorner acquisition, on April 7, 2021 the Company entered into a $750,000,000 credit facility ("First Lien Facilities") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), PNC Capital Markets LLC, and Wells Fargo Securities LLC. The First Lien Facilities consist of a Revolving Facility (the “New Revolving Credit Facility”) in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility ("Bridge Facility"). Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver. Refer to Note 9, for further details on the Company's new debt agreement and subsequent equity offering.

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

On December 1, 2021, the Company completed its acquisition of Garvey Corporation ("Garvey") for $67,347,000 including $907,000 in cash acquired, after an adjustment for working capital finalized in fiscal 2023 for $1,616,000, and subject to a $2,000,000 contingent payment that only becomes payable if (a) the EBITDA target set forth in the purchase agreement for Garvey for the twelve-month period commencing on the month immediately following closing is achieved and (b) a specific current executive of Garvey remains employed with Garvey until at least March 31, 2023. The Company financed the acquisition by borrowing $75,000,000 utilizing the Accordion feature under its existing Term Loan B, discussed in Note 9. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner.

The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, and including pro forma financial information, have not been included. In addition, the Company incurred immaterial acquisition and deal costs in the three and six months ended September 30, 2022.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $40,832,000 has been preliminarily recorded as goodwill, a decrease of $384,000 from March 31, 2022 relating to an adjustment for the contingent payment of $2,000,000 to reclassify it as part of Prepaid expenses and other assets on the Condensed Consolidated Balance Sheet and an increase of $1,616,000 related to the working capital adjustment. The identifiable intangible assets acquired include customer relationships of $8,200,000, engineered drawings of $4,670,000, trademarks of $3,610,000, patent of $2,440,000, backlog of $2,100,000 and non-compete agreement of $330,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 10 years at the time of acquisition. All of the goodwill arising as a result of the acquisition is deductible for tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed of Garvey is not complete as of September 30, 2022 as the Company is continuing to gather information regarding Garvey's contingent liabilities and intangible assets.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$907
Working Capital	1,709
Property, plant, and equipment, net	3,072
Intangible assets	21,350
Other assets	1,382
Other liabilities	(1,905)
Goodwill	40,832
Total	$67,347

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

Sales and other taxes collected with revenue are excluded from revenue. Shipping and handling costs incurred prior to shipment are considered activities required to fulfill the Company’s promise to transfer goods, and do not qualify as a separate performance obligation. Additionally, the Company offers standard warranties which are typically 12 months in duration for standard products and 24 to 36 months for custom engineered products. These types of warranties are included in the purchase price of the product and are deemed to be assurance-type warranties which are not accounted for as a separate performance obligation. Other performance obligations included in a contract (such as drawings, owner’s manuals, and training services) are immaterial in the context of the contract and are not recognized as a separate performance obligation.

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

The following table illustrates the balance and related activity for customer advances in the six months ended September 30, 2022 and September 30, 2021 (in thousands):

Customer advances (contract liabilities)	September 30, 2022	September 30, 2021
March 31, beginning balance	$22,453	$15,373
Additional customer advances received	36,729	29,240
Revenue recognized from customer advances included in beginning of period	(22,453)	(15,373)
Other revenue recognized from customer advances	(13,125)	(16,881)
Customer advances recorded from acquisitions	—	4,144
Other (1)	(1,353)	73
September 30, ending balance	$22,251	$16,576

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $3,554,000 and $2,410,000 as of September 30, 2022 and March 31, 2022, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $10,667,000. We expect to recognize approximately 37% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three and six months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended		Six Months Ended
Net Sales by Product Grouping	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Industrial Products	$81,096	$84,230	$162,942	$163,841
Crane Solutions	90,087	83,911	169,418	163,578
Engineered Products	21,504	21,933	39,774	41,925
Precision Conveyor Products	39,010	33,539	79,809	67,718
All other	43	22	84	37
Total	$231,740	$223,635	$452,027	$437,099

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the six months ended September 30, 2022 and September 30, 2021 (in thousands):

Allowance for doubtful accounts	September 30, 2022	September 30, 2021
March 31, beginning balance	$5,717	$5,686
Bad debt expense	493	291
Less uncollectible accounts written off, net of recoveries	(811)	(1,003)
Allowance recorded from acquisitions	—	152
Other (1)	(295)	84
September 30, ending balance	$5,104	$5,210
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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,183	$10,183	$—	$—
Annuity contract	1,588	—	1,588	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(116)	—	(116)	—
Interest rate swap	13,060	—	13,060	—
Cross currency swap	6,786	—	6,786	—

Disclosed at fair value:
Term Loan B	$(472,909)	$—	$(472,909)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,294	$10,294	$—	$—
Annuity contract	1,884	—	1,884	—
Derivative assets (liabilities):
Foreign exchange contracts	(217)	—	(217)	—
Interest rate swap	3,613	—	3,613	—
Cross currency swap	(8,713)	—	(8,713)	—

Disclosed at fair value:
Term loan	$(497,534)	$—	$(497,534)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At September 30, 2022, the Term Loan B has been recorded at carrying value, which approximates fair value.

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

There were no assets and liabilities recorded on a non-recurring basis during the six months ended September 30, 2022. Refer to the 2022 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2022 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
At cost - FIFO basis:
Raw materials	$148,908	$129,015
Work-in-process	28,422	28,093
Finished goods	43,369	36,661
Total at cost FIFO basis	220,699	193,769
LIFO cost less than FIFO cost	(27,910)	(21,630)
Net inventories	$192,789	$172,139

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a loss of $372,000 and $78,000 in the three months ended September 30, 2022 and September 30, 2021, respectively and a loss of $920,000 and a gain of $70,000 in the six months ended September 30, 2022, and September 30, 2021, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three and six months ended September 30, 2022 and September 30, 2021, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $2,220,000 and $2,765,000 as of September 30, 2022 and March 31, 2022, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $1,000 and $147,000 in the three months ended September 30, 2022 and September 30, 2021, respectively, and by $62,000 and $382,000 in the six months ended September 30, 2022 and September 30, 2021, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in the six months ended September 30, 2022, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $313,000 in the six months ended September 30, 2022, as it was determined to be a return of the Company's investment. There were no such dividends in the six months ended September 30, 2021. Dividends are included in investing activities on the Condensed Consolidated Statements of Cash Flows in the amount of $313,000 in the six months ended September 30, 2022, as the distribution received exceeded cumulative equity in earnings, under the cumulative earnings approach. The September 30, 2022 and March 31, 2022 trade accounts receivable balance due from EMC are $5,584,000 and $4,133,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of September 30, 2022 and March 31, 2022. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at September 30, 2022 and March 31, 2022. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $290,194,000 and $310,793,000 at September 30, 2022 and March 31, 2022, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $327,957,000 and $328,357,000 at September 30, 2022 and March 31, 2022, respectively.

Refer to the 2022 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three and six months ended September 30, 2022.

A summary of changes in goodwill during the six months ended September 30, 2022 is as follows (in thousands):

Balance at April 1, 2022	$648,849
Working capital adjustment for Garvey (Refer to Note 2)	1,616
Garvey contingent payment reclassification (Refer to Note 2)	(2,000)
Currency translation	(20,615)
Balance at September 30, 2022	$627,850

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of September 30, 2022 and March 31, 2022, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$18,978	$(5,297)	$13,681	$19,529	$(5,032)	$14,497
Indefinite lived trademark	44,558	—	44,558	46,721	—	46,721
Customer relationships	309,775	(74,757)	235,018	325,431	(71,202)	254,229
Acquired technology	96,107	(24,759)	71,348	96,433	(21,789)	74,644
Other	3,228	(2,627)	601	3,476	(2,779)	697
Total	$472,646	$(107,440)	$365,206	$491,590	$(100,802)	$390,788

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 14 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 5 years for other, and 17 years in total. Trademarks with a carrying value of $44,558,000 as of September 30, 2022 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $6,447,000 and $6,285,000 for the three months ended September 30, 2022 and 2021, respectively. Total amortization expense was $12,982,000 and $12,394,000 for the six months ended September 30, 2022 and 2021, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $26,000,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2022, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2022, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2022 fair values reflected in the table below. During the three and six months ended September 30, 2022, the Company was not in default of any of its derivative obligations.

As of September 30, 2022, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of September 30, 2022, the notional amount of this derivative is $118,138,000, and this contract matures on March 31, 2028. During fiscal 2022, the Company modified the cross currency swap by extending it to fiscal year 2028, matching the intercompany loan. The Company concluded that the transaction to modify the cross currency swap, as well as the modified swap, maintained hedge accounting. The modified cross currency swap is considered to have an other than insignificant financing element. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its September 30, 2022 balance of AOCL, the Company expects to reclassify approximately $1,800,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of September 30, 2022, the notional amount of those derivatives was $5,350,000, and all contracts mature by June 30, 2023. From its September 30, 2022 balance of AOCL, the Company expects to reclassify approximately $150,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has three interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The third interest rate swap agreement was entered into in fiscal year 2022 as a result of the additional debt from the Dorner and Garvey acquisitions. During fiscal 2022, the Company modified the LIBOR floor to match the new Term Loan B resulting from the Dorner related debt refinancing. The Company concluded that the modification maintained hedge accounting. The modified interest rate swap is considered to have an other than insignificant financing element as well as a more than an insignificant initial net investment. As such, its cash flows are classified as financing activities in the Statement of Cash Flows and the swap liability is considered a hybrid debt instrument. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by February 28, 2025 and had a total notional amount of $287,169,000 as of September 30, 2022. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its September 30, 2022 balance of

AOCL, the Company expects to reclassify approximately $4,753,000 of AOCL, and into interest and debt expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2022	Foreign exchange contracts	$56	Cost of products sold	$(63)
September 30, 2022	Interest rate swaps	4,706	Interest expense	132
September 30, 2022	Cross currency swaps	5,855	Foreign currency exchange (gain) loss	5,862

September 30, 2021	Foreign exchange contracts	23	Cost of products sold	(33)
September 30, 2021	Interest rate swap	(758)	Interest expense	(459)
September 30, 2021	Cross currency swaps	590	Foreign currency exchange (gain) loss	3,342

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended September 30, 2022 and 2021 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2022	Foreign exchange contracts	$(48)	Cost of products sold	$(89)
September 30, 2022	Interest rate swaps	6,405	Interest expense	(682)
September 30, 2022	Cross currency swaps	11,627	Foreign currency exchange (gain) loss	11,380

September 30, 2021	Foreign exchange contracts	(14)	Cost of products sold	(29)
September 30, 2021	Interest rate swap	(861)	Interest expense	(794)
September 30, 2021	Cross currency swaps	(490)	Foreign currency exchange (gain) loss	2,357

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	March 31, 2022
Foreign exchange contracts	Prepaid expenses and other	$239	$—
Foreign exchange contracts	Accrued liabilities	(355)	(217)
Interest rate swap	Prepaid expenses and other	6,990	859
Interest rate swap	Other assets	6,907	4,512
Interest rate swap	Accrued liabilities	(736)	(1,371)
Interest rate swap	Other non current liabilities	(101)	(387)
Cross currency swap	Prepaid expenses and other	2,426	—
Cross currency swap	Other assets	4,360	—
Cross currency swap	Accrued liabilities	—	(170)
Cross currency swap	Other non current liabilities	—	(8,543)
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

Further, in the first quarter of fiscal 2022, the Company recorded $5,432,000 in deferred financing costs on the First Lien Term Facility, which is being amortized over seven years. The Company recorded $4,027,000 in deferred financings costs on the New Revolving Credit Facility, of which $3,050,000 is related to the New Revolving Credit Facility and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and are classified in Other assets since no funds were drawn on the New Revolving Credit Facility.

Also discussed in Note 2, the Company completed its acquisition of Garvey on November 30, 2021, and borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B facility to increase the principal amount of the Term Loan B facility by $75,000,000. Proceeds from the Accordion were used, among other things, to finance the purchase price for the Garvey acquisition, pay related fees, expenses, and transaction costs. No material amendment to the terms of the Term Loan B facility or the First Lien Facility was necessary for the Company to exercise this Accordion feature.

The outstanding principal balance of the Term Loan B facility was $482,560,000 as of September 30, 2022, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022. The Company made $20,000,000 in principal payments on the Term Loan B facility during the six months ended September 30, 2022 of which $2,630,000 was required. The Company is obligated to make $5,260,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $16,047,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of September 30, 2022.  The outstanding letters of credit as of September 30, 2022 consisted of $1,365,000 in commercial letters of credit and $14,682,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of September 30, 2022 and March 31, 2022. The accumulated amortization balances were $1,356,000 and $898,000 as of September 30, 2022 and March 31, 2022, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,027,000 as of September 30, 2022 and March 31, 2022, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $1,208,000 and $805,000 as of September 30, 2022 and March 31, 2022, respectively.

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $13,820,000 as of September 30, 2022 of which $574,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and revolving credit facility on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2022, unsecured credit lines totaled approximately $2,156,000, of which nothing was drawn. In addition, unsecured lines of $10,930,000 were available for bank guarantees issued in the normal course of business of which $10,143,000 was utilized as of September 30, 2022.

Refer to the Company’s consolidated financial statements included in its 2022 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service costs	$157	$248	$337	$502
Interest cost	2,819	2,503	5,689	5,079
Expected return on plan assets	(2,708)	(3,259)	(5,421)	(6,520)
Net amortization	207	363	415	733
Net periodic pension (benefit) cost	$475	$(145)	$1,020	$(206)

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations. The Company currently plans to contribute approximately $4,668,000 to its pension plans in fiscal 2023.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2022 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$14,114	$15,203	$22,505	$7,940

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,619	28,418	28,581	27,594
Effect of dilutive employee stock options and other share-based awards	129	338	152	363
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,748	28,756	28,733	27,957

Stock options with respect to 718,000 common shares for the three and six months ended September 30, 2022 were not included in the computation of diluted income per share because they were antidilutive. For the three and six months ended September 30, 2022 contingently issuable common shares of 179,000 were excluded because a performance condition had not yet been met.

Stock options, restricted stock units, and performance shares with respect to 278,000 common shares for the three and six months ended September 30, 2021 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss.

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

During fiscal 2023, the Company determined that the performance condition on its fiscal 2021 performance shares would not be fully met. The Company has adjusted its stock-based compensation accordingly in fiscal 2023.

During the first six months of fiscal 2023, there were 28,000 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2022, 138,000 shares of restricted stock units vested and were issued.

In May of fiscal 2022, the Company issued 4,312,500 shares of common stock raising proceeds of $198,705,000 net of fees in connection with the Dorner acquisition that was completed in April 2021. Additional information regarding this transaction can be found in Note 2 as well as the 2022 10-K.

On October 16, 2022, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on November 14, 2022 to shareholders of record on November 4, 2022. The dividend payment is expected to be approximately $2,005,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $22,746,000 (gross of estimated insurance recoveries of $9,059,000) as of September 30, 2022, of which $18,846,000 is included in Other non current liabilities and $3,900,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	September 30, 2022	March 31, 2022
Accrued general and product liability, beginning of period	$22,575	$21,227
Estimated insurance recoveries	(102)	1,109
Add provision for claims	1,826	6,648
Deduct payments for claims	(1,553)	(6,409)
Accrued general and product liability, end of period	$22,746	$22,575

Estimated insurance recoveries	(9,059)	(9,160)
Net accrued general and product liability, end of period	$13,687	$13,415

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,800,000 and $10,600,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 37 years from September 30, 2022. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $7,749,000. The Company has reflected the liability gross of insurance recoveries of $9,059,000 as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2022. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,400,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of September 30, 2022 and March 31, 2022. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2022 in the amount of $9,059,000, which offsets its asbestos reserves.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,392,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2022. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $524,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at September 30, 2022.

Litigation-Other

In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy and, therefore, it should be considered resident in Italy and subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $1,900,000 (Euro 1,900,000), plus interest, were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties in the amount of approximately $2,200,000 (Euro 2,200,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believed the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015. In April 2022, the Supreme Court upheld the appeal in favor of Power-One.

The tax authority in Arezzo, Italy also issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 (fiscal period 2002/2003) and July 2004 to December 2006 (fiscal periods 2004/2005 and 2005/2006) claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. In August 2012, the tax authority in Arezzo, Italy issued four notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $6,600,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $2,700,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court, with four judgements, ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed four appeals of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeals of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decisions. In December 2016, the Power-One China Subsidiary was served by the Italian Revenue Agency with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In February 2017 the Power-One China Subsidiary filed two memorandum before the Italian Supreme Court in response to the appeals made by the tax authority against the positive judgments on the tax assessments for fiscal years 2004/2005 and 2005/2006. In March 2017, the Regional Tax Court of Florence rejected the appeal of the assessment for 2006 fiscal year (period July 2006-December 2006). The tax authority had until October 2017 to appeal this decision. In October 2017, the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2006. In November 2017 the Power-One China Subsidiary filed a memorandum before the Italian Supreme Court in response to the appeal made by the tax authority against the positive judgment on the tax assessment for fiscal year 2006. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal year 2002/2003. In March 2018, the Regional Tax Court of Florence rejected the appeal of the assessment for 2002/2003 fiscal year. In October 2018 the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2002/2003. In November 2018 the Power-One China Subsidiary filed a memorandum with the Italian Supreme Court in response to the appeal made by the tax authority. In April 2022, the Supreme Court filed judgments concerning the tax assessments for fiscal years 2002/2003 and 2006. Further, in July 2022, the Supreme Court filed judgments concerning the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In all four judgments, the Supreme Court upheld the appeals of the Italian Tax Authority and remitted the proceedings back to the Regional Tax Court for a new evaluation of the substance of the dispute. The proceedings should be resumed before the Regional Tax Court within six months from the filing of the judgments.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $260,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of September 30, 2022 a total of $756,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2023.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 26% and 21% in the three months ended September 30, 2022 and September 30, 2021, respectively and 38% and 16% in the six months ended September 30, 2022 and September 30, 2021. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the first six months of 2023, the rate was unfavorably impacted 7 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of Stahl Cranesystems GmbH (“STAHL"). In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated Statements of Operations during the period. The tax rate for the six months ended September 30, 2022 also reflects an unfavorable impact of 6 percentage points due to the recording of a U.S. state tax valuation allowance. The valuation allowance primarily relates to changes in the Company’s expectations regarding its ability to more likely than not utilize certain state net operating losses prior to their expiration. The tax rate for the three months ended September 30, 2022 was also unfavorably impacted by valuation allowances. The impact of equity compensation decreased the rate by 8 percentages points during the six months ended September 30, 2021 but did not have a significant impact on the rate for the three months ended September 30, 2021.

The Company estimates that the effective tax rate related to continuing operations will be approximately 29% to 31% for fiscal 2023.

Refer to the Company’s consolidated financial statements included in its 2022 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and six months ended September 30, 2022 are as follows (in thousands):

	Three months ended September 30, 2022
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(20,897)	$(36,780)	$1,912	$(55,765)
Other comprehensive income (loss) before reclassification	48	(10,781)	10,617	(116)
Amounts reclassified from other comprehensive loss	118	—	(5,931)	(5,813)
Net current period other comprehensive income (loss)	166	(10,781)	4,686	(5,929)
Ending balance net of tax	$(20,731)	$(47,561)	$6,598	$(61,694)

	Six months ended September 30, 2022
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(21,043)	$(28,079)	$(777)	$(49,899)
Other comprehensive income (loss) before reclassification	76	(19,482)	17,984	(1,422)
Amounts reclassified from other comprehensive loss	236	—	(10,609)	(10,373)
Net current period other comprehensive income (loss)	312	(19,482)	7,375	(11,795)
Ending balance net of tax	$(20,731)	$(47,561)	$6,598	$(61,694)

Details of amounts reclassified out of AOCL for the three months ended September 30, 2022 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$157
	157	Total before tax
	(39)	Tax (benefit) expense
	$118	Net of tax

Change in derivatives qualifying as hedges
	$84	Cost of products sold
	(175)	Interest expense
	(7,750)	Foreign currency
	(7,841)	Total before tax
	1,910	Tax (benefit) expense
	$(5,931)	Net of tax

Details of amounts reclassified out of AOCL for the six months ended September 30, 2022 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$315
	315	Total before tax
	(79)	Tax (benefit) expense
	$236	Net of tax

Change in derivatives qualifying as hedges
	$118	Cost of products sold
	902	Interest expense
	(15,045)	Foreign currency
	(14,025)	Total before tax
	3,416	Tax (benefit) expense
	$(10,609)	Net of tax

These AOCL components are included in the computation of net periodic pension cost. (See Note 10 for additional details.)

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

The Company's leases have lease terms ranging from 1 to 23 years, some of which include options to extend or terminate the lease. The exercise of lease renew all options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain material residual value guarantees or any material restrictive covenants.

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	September 30, 2022	March 31, 2022
Operating leases:
Other assets	$28,434	$30,809

Accrued liabilities	6,559	7,965
Other non current liabilities	22,678	23,711
Total operating liabilities	$29,237	$31,676

Finance lease:
Net property, plant, and equipment	$12,987	$13,525

Current portion of long-term debt and finance lease obligation	574	544
Term loan and finance lease obligations	13,246	13,540
Total finance liabilities	$13,820	$14,084

Operating lease expense of $2,187,000 and $4,341,000 and $2,321,000 and $4,635,000 for the three and six months ended September 30, 2022 and September 30, 2021, respectively, is included in income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and six months ended September 30, 2022 and September 30, 2021, respectively. Finance lease expense of $250,000 and $501,000 and $250,000 and $484,000 for the three and six months ended September 30, 2022 and September 30, 2021, respectively, is included in Income from operations. Interest and debt expense related to the finance lease of $157,000 and $315,000 and $163,000 and $316,000 is included the Company's Condensed Consolidated Statements of Operations in the three and six months ended September 30, 2022 and September 30, 2021, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six months ended, September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$4,277	$4,569
Cash paid for amounts included in the measurement of finance lease liabilities	$578	$562
ROU assets obtained in exchange for new operating lease liabilities	$3,026	$1,471
ROU assets obtained in exchange for new finance lease liabilities	$—	$14,582

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

Our revenue base is geographically diverse with approximately 38% derived from customers outside the U.S. for the six months ended September 30, 2022. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Results of Operations

Three months ended September 30, 2022 and September 30, 2021

Net sales in the fiscal 2023 quarter ended September 30, 2022 were $231,740,000, up $8,105,000 or 3.6% from the fiscal 2022 quarter ended September 30, 2021 net sales of $223,635,000. Net sales were positively impacted by $11,031,000 due to price increases and $8,956,000 of acquired revenue from the Garvey acquisition, offset by sales volume decreases of $887,000. Foreign currency translation unfavorably impacted sales by $10,995,000 for the three months ended September 30, 2022.

Gross profit in the fiscal 2023 quarter ended September 30, 2022 was $86,310,000, an increase of $5,175,000 or 6.4% from the fiscal 2022 quarter ended September 30, 2021 gross profit of $81,135,000. Gross profit margin was 37.2% in the fiscal 2023 second quarter compared to 36.3% in the fiscal 2022 second quarter. The increase in gross profit was due to $4,473,000 in gross profit as a result of the acquisition of Garvey, $4,373,000 of price increases net of material inflation, $914,000 of prior year business realignment costs that did not reoccur and $517,000 from higher margins on the mix of products sold. These gross profit increases were offset by $704,000 in increased tariffs and $297,000 in decreased productivity net of other cost changes. The translation of foreign currencies had a $4,101,000 unfavorable impact on gross profit in the three months ended September 30, 2022.

Selling expenses were $25,617,000 and $24,157,000, or 11.1% and 10.8% of net sales, in the fiscal 2023 and 2022 second quarters, respectively. Selling expense increased by $1,409,000 of employee related costs, $966,000 of net business realignment costs, and $787,000 due to the Garvey acquisition during the three months ended September 30, 2022. Foreign currency translation had a $1,429,000 favorable impact on selling expenses in the three months ended September 30, 2022.

General and administrative expenses were $21,413,000 and $23,208,000, or 9.2% and 10.4% of net sales, in the fiscal 2023 and 2022 second quarters, respectively. The decrease in general and administrative expenses was due to a net decrease of $613,000 in acquisition and deal integration costs and a decrease of $531,000 in stock-based compensation expense. Partially offsetting these decreases was $275,000 of higher general and administrative expenses incurred by the Garvey acquisition. Foreign currency translation had a $776,000 favorable impact on general and administrative expenses in the three months ended September 30, 2022.

Research and development expenses were $5,461,000 and $3,825,000, or 2.4% and 1.7% of net sales, in the fiscal 2023 and 2022 second quarters, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $6,447,000 and $6,285,000 in the fiscal 2023 and 2022 second quarters, respectively, with the increase related to new intangible assets recorded from the Garvey acquisition.

Interest and debt expense was $6,768,000 in the second quarter ended September 30, 2022 compared to $4,587,000 in the second quarter ended September 30, 2021. The increase is related to higher variable interest rates, as well as related borrowings to finance the Garvey acquisition.

Investment loss of $312,000 in the second quarter ended September 30, 2022 compared to investment income of $115,000 in the second quarter ended September 30, 2021 is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange loss was $1,003,000 and $441,000 in the fiscal 2023 and 2022 second quarters, respectively. This unfavorable change was due to the strengthening of the U.S. Dollar in comparison to the Euro and other currencies where our businesses operate.

Other expense was $222,000 in the second quarter ended September 30, 2022 compared to other income of $539,000 in the second quarter ended September 30, 2021.

Income tax expense as a percentage of income from continuing operations before income tax expense was 26% and 21% in the second quarters ended September 30, 2022 and September 30, 2021, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

The Company estimates that the effective tax rate related to continuing operations will be approximately 29% to 31% for fiscal 2023.

Six Months Ended September 30, 2022 and September 30, 2021

Net sales in the six months ended September 30, 2022 ended September 30, 2022 were $452,027,000, up $14,928,000 or 3.4% from the six months ended September 30, 2021 net sales of $437,099,000. Net sales were positively impacted by $20,641,000 due to price increases and $17,489,000 of acquired revenue from the Garvey acquisition, offset by sales volume decreases of $5,189,000. Foreign currency translation unfavorably impacted sales by $18,013,000 for the six months ended September 30, 2022 .

Gross profit in the six months ended September 30, 2022 was $168,836,000, an increase of $13,638,000 or 8.8% from the six months ended September 30, 2021 gross profit of $155,198,000. Gross profit margin was 37.4% and 35.5% in the six months ended September 30, 2022 and 2021, respectively. The increase in gross profit was due to $7,582,000 in gross profit as a result of the acquisition of Garvey, $7,507,000 of price increases net of material inflation, $3,502,000 of prior year acquisition amortization for inventory step up and integration costs that did not reoccur, $1,469,000 from higher margins on the mix of products sold, $914,000 of prior year business realignment costs that did not reoccur and $549,000 in increased productivity net of other cost changes offset by $1,236,000 of increased tariffs. The translation of foreign currencies had a $6,649,000 unfavorable impact on gross profit in the six months ended September 30, 2022

Selling expenses were $51,773,000 and $47,639,000, or 11.5% and 10.9% of net sales, in six months ended September 30, 2022 and 2021, respectively. Selling expense increased by $2,952,000 of employee related expenses, $1,593,000 of net business realignment and integration costs, and $1,879,000 due to the Garvey acquisition during the six months ended September 30, 2022. Foreign currency translation had a $2,468,000 favorable impact on selling expenses in the six months ended September 30, 2022

General and administrative expenses were $43,299,000 and $53,351,000, or 9.6% and 12.2% of net sales, in the six months ended September 30, 2022 and 2021, respectively. The decrease in general and administrative expenses was due to a net decrease of $8,872,000 in acquisition and deal integration costs and a decrease of $2,210,000 in stock-based compensation expense. The decrease in stock-based compensation was the result of the Company no longer expecting the performance condition to be fully met on the its fiscal 2021 performance shares, as well as a decrease in the Company's stock price. Partially offsetting these decreases were $540,000 of higher general and administrative expenses incurred by the Garvey acquisition and higher employee related costs. Foreign currency translation had a $1,352,000 favorable impact on general and administrative expenses in the six months ended September 30, 2022.

Research and development expenses were $10,591,000 and $7,408,000, or 2.3% and 1.7% of net sales, in the six months ended September 30, 2022 and 2021, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $12,982,000 and $12,394,000, in the six months ended September 30, 2022 and 2021, respectively, with the increase related to new intangible assets recorded from Garvey acquisition.

Interest and debt expense was $12,971,000 in the six months ended September 30, 2022 compared to $10,399,000 in the six months ended September 30, 2021. The increase is related to higher variable interest rates, as well as related borrowings to finance the Garvey acquisition.

Investment loss of $742,000 in the six months ended September 30, 2022 compared to investment income of $548,000 in the six months ended September 30, 2021, is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange loss was $2,206,000 and $535,000 in the six months ended September 30, 2022 and 2021, respectively. This unfavorable change was due to the strengthening of the US Dollar in comparison to the Euro and other currencies where our businesses operates.

Other income was $2,079,000 and $289,000 in the six months ended September 30, 2022 and 2021, respectively. As described in Note 13, the increase in Other income is primarily related to a tax indemnification reimbursement received from STAHL's former owners in accordance with the share purchase agreement.

Income tax expense as a percentage of income from continuing operations before income tax expense was 38% and 16% in the second quarters ended September 30, 2022 and September 30, 2021, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying effective tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

During the first six months of 2023, the rate was unfavorably impacted 7 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of Stahl Cranesystems GmbH (“STAHL"). In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated Statements of Operations during the period. The tax rate for the six months ended September 30, 2022 also reflects an unfavorable impact of 6 percentage points due to the recording of a U.S. state tax valuation allowance. The valuation allowance primarily relates to changes in the Company’s expectations regarding its ability to more likely than not utilize certain state net operating losses prior to their expiration. The impact of equity compensation decreased the rate by 8 percentages points during the six months ended September 30, 2021 but did not have a significant impact on the rate for the three months ended September 30, 2021.

The Company estimates that the effective tax rate related to continuing operations will be approximately 29% to 31% for fiscal 2023.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $89,115,000 at September 30, 2022, a decrease of $26,525,000 from the March 31, 2022 balance of $115,640,000.

Cash flow from operating activities

Net cash provided by operating activities was $6,149,000 for the six months ended September 30, 2022 compared to $17,942,000 for the six months ended September 30, 2021. Net income of $22,505,000 along with non-cash adjustments to net income of $28,608,000, of which $20,893,000 is from depreciation and amortization, non-cash lease expense of $3,843,000 and stock-based compensation of $3,629,000. An increase of $30,754,000 in inventories due to current supply chain constraints, a decrease of $11,267,000 in trade payables, and a decrease of $5,669,000 in accrued expenses and non-current liabilities offset the increases in cash for the six months ended September 30, 2022.

Cash flow from investing activities

Net cash used by investing activities was $7,027,000 for the six months ended September 30, 2022 compared to $480,797,000 for the six months ended September 30, 2021. The most significant use of cash in the quarter was $5,288,000 in capital expenditures as well as a final working capital adjustment of $1,616,000 paid to Garvey's previous owners in accordance with the share purchase agreement, which were paid in the quarter ended June 30, 2022.

Cash flow from financing activities

Net cash used by financing activities was $24,402,000 for the six months ended September 30, 2022 and net cash provided by financing activities was $366,860,000 for the six months ended September 30, 2022. The Company paid down $20,264,000 of debt and paid dividends in the amount of $4,001,000. As noted in Note 8 of the financial statements, during the second quarter of fiscal 2022, the Company modified its cross currency swap and interest rate swap. As such, the associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows which resulted in a net cash inflow of $617,000 during the six months ended September 30, 2022.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of September 30, 2022, $59,477,000 of cash and cash equivalents were held by foreign subsidiaries.

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

The outstanding principal balance of the Term Loan B facility was $482,560,000 as of September 30, 2022, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022. The Company made $20,000,000 in principal payments on the Term Loan B facility during the three months ended September 30, 2022 of which $2,630,000 was required. The Company is obligated to make $5,260,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $16,047,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of September 30, 2022.  The outstanding letters of credit as of September 30, 2022 consisted of $1,365,000 in commercial letters of credit and $14,682,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of September 30, 2022 and March 31, 2022. The accumulated amortization balances were $1,356,000 and $898,000 as of September 30, 2022 and March 31, 2022, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,027,000 as of September 30, 2022 and March 31, 2022, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $1,208,000 and $805,000 as of September 30, 2022 and March 31, 2022, respectively.

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $13,820,000 as of September 30, 2022 of which $574,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and revolving credit facility on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2022, unsecured credit lines totaled approximately $2,156,000, of which $0 was drawn. In addition, unsecured lines of $10,930,000 were available for bank guarantees issued in the normal course of business of which $10,143,000 was utilized as of September 30, 2022.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2022 and September 30, 2021 were $5,288,000 and $6,752,000, respectively. We expect capital expenditure spending in fiscal 2023 to range from $12,000,000 to $15,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Duff Norton reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $290,194,000, and $327,957,000, respectively, as of September 30, 2022.

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

Item 4.    Controls and Procedures

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

There have been no other changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

One of the Company’s foreign locations implemented the enterprise resource planning system SAP during the six months ended September 30, 2022 as part of our strategy to enhance our information systems. The system implementation has enhanced our internal controls as follows:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2022 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
# Indicates a Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	October 27, 2022	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer)