Form 10-Q
period 2022-12-31
COLUMBUS MCKINNON CORP
filed 2023-02-01
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended December 31, 2022
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

The number of shares of common stock outstanding as of January 30, 2023 was: 28,608,843 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2022

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited)
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$81,520	$115,390
Trade accounts receivable, less allowance for doubtful accounts ($5,313 and $5,717, respectively)	146,909	147,515
Inventories	200,650	172,139
Prepaid expenses and other	34,529	31,545
Total current assets	463,608	466,589
Property, plant, and equipment, net	94,438	97,926
Goodwill	642,430	648,849
Other intangibles, net	367,659	390,788
Marketable securities	10,207	10,294
Deferred taxes on income	1,574	2,313
Other assets	69,516	68,948
Total assets	$1,649,432	$1,685,707

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$70,603	$90,881
Accrued liabilities	104,233	118,187
Current portion of long term debt and finance lease obligations	40,596	40,551
Total current liabilities	215,432	249,619
Term loan and finance lease obligations	440,916	470,675
Other non current liabilities	182,203	192,610
Total liabilities	838,551	912,904
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,608,331 and 28,517,333 shares issued and outstanding	286	285
Treasury stock	(1,001)	—
Additional paid in capital	512,418	506,074
Retained earnings	346,868	316,343
Accumulated other comprehensive loss	(47,690)	(49,899)
Total shareholders' equity	810,881	772,803
Total liabilities and shareholders' equity	$1,649,432	$1,685,707

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands, except per share data)
Net sales	$230,370	$216,088	$682,397	$653,187
Cost of products sold	148,326	141,031	431,516	422,932
Gross profit	82,044	75,057	250,881	230,255

Selling expenses	25,424	24,468	77,197	72,107
General and administrative expenses	25,143	25,144	68,441	78,495
Research and development expenses	4,839	3,875	15,429	11,283
Amortization of intangibles	6,459	6,254	19,442	18,648
	61,865	59,741	180,509	180,533

Income from operations	20,179	15,316	70,372	49,722
Interest and debt expense	7,303	4,375	20,274	14,774
Cost of debt refinancing	—	—	—	14,803
Investment (income) loss	(574)	(76)	168	(624)
Foreign currency exchange (gain) loss	(3,359)	512	(1,152)	1,047
Other (income) expense, net	79	(455)	(1,999)	(744)
Income (loss) before income tax expense (benefit)	16,730	10,960	53,081	20,466
Income tax expense (benefit)	4,701	1,066	18,547	2,632
Net income (loss)	$12,029	$9,894	$34,534	$17,834

Average basic shares outstanding	28,626	28,469	28,597	27,887
Average diluted shares outstanding	28,778	28,840	28,767	28,255

Basic income (loss) per share:	$0.42	$0.35	$1.21	$0.64

Diluted income (loss) per share:	$0.42	$0.34	$1.20	$0.63

Dividends declared per common share	$0.07	$0.06	$0.14	$0.12

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)		(In thousands)
Net income (loss)	$12,029	$9,894	$34,534	17,834
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,272	(2,215)	(7,210)	(4,365)
Change in derivatives qualifying as hedges, net of taxes of $(595), $(136), $(2,833), $824	1,962	410	9,337	(2,489)
Change in pension liability and postretirement obligation, net of taxes of $73, $(52), $(26), $(93)	(230)	151	82	266
Total other comprehensive income (loss)	14,004	(1,654)	2,209	(6,588)
Comprehensive income (loss)	$26,033	$8,240	$36,743	$11,246

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2022	$285	$—	$506,074	$316,343	$(49,899)	$772,803
Net income (loss)	—	—	—	8,391	—	8,391
Change in foreign currency translation adjustment	—	—	—	—	(8,701)	(8,701)
Change in derivatives qualifying as hedges, net of tax of $(812)	—	—	—	—	2,689	2,689
Change in pension liability and postretirement obligations, net of tax of $(49)	—	—	—	—	146	146
Stock options exercised, 18,907 shares	—	—	415	—	—	415
Stock compensation expense	—	—	751	—	—	751
Restricted stock units released, 52,276 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,314)	—	—	(1,313)
Balance at June 30, 2022	$286	$—	$505,926	$324,734	$(55,765)	$775,181
Net income (loss)	—	—	—	14,114	—	14,114
Dividends declared	—	—	—	(2,004)	—	(2,004)
Change in foreign currency translation adjustment	—	—	—	—	(10,781)	(10,781)
Change in derivatives qualifying as hedges, net of tax of $(1,509)	—	—	—	—	4,686	4,686
Change in pension liability and postretirement obligations, net of tax of $(56)	—	—	—	—	166	166
Stock compensation - directors	—	—	537	—	—	537
Stock options exercised, 9,531 shares	—	—	206	—	—	206
Stock compensation expense	—	—	2,341	—	—	2,341
Restricted stock units released, 31,313 shares, net of shares withheld for minimum statutory tax obligation	—	—	(62)	—	—	(62)
Balance at September 30, 2022	$286	$—	$508,948	$336,844	$(61,694)	$784,384
Net income	—	—	—	12,029	—	12,029
Dividends declared	—	—	—	(2,005)	—	(2,005)
Change in foreign currency translation adjustment	—	—	—	—	12,272	12,272
Change in derivatives qualifying as hedges, net of tax of $(595)	—	—	—	—	1,962	1,962
Change in pension liability and postretirement obligations, net of tax of $73	—	—	—	—	(230)	(230)
Stock compensation - directors	—	—	316	—	—	316
Stock options exercised, 3,258 shares	—	—	83	—	—	83
Stock compensation expense	—	—	3,094	—	—	3,094
Treasury Stock Purchase, 31,085 shares	—	(1,001)	—	—	—	(1,001)
Restricted stock units released, 6,798 shares, net of shares withheld for minimum statutory tax obligation	—	—	(23)	—	—	(23)
Balance at December 31, 2022	$286	$(1,001)	$512,418	$346,868	$(47,690)	$810,881

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2021	$240	$296,093	$293,802	$(59,986)	$530,149
Net income (loss)	—	—	(7,263)	—	(7,263)
Change in foreign currency translation adjustment	—	—	—	2,076	2,076
Change in derivatives qualifying as hedges, net of tax of $(31)	—	—	—	96	96
Change in pension liability and postretirement obligations, net of tax of $34	—	—	—	(97)	(97)
Issuance of 4,312,500 shares of common stock in May 2021 offering at $48.00, net issuance of costs $8,340	43	198,662	—	—	198,705
Stock options exercised, 12,682 shares	—	290	—	—	290
Stock compensation expense	—	2,262	—	—	2,262
Restricted stock units released, 58,081 shares, net of shares withheld for minimum statutory tax obligation	1	(1,766)	—	—	(1,765)
Balance at June 30, 2021	$284	$495,541	$286,539	$(57,911)	$724,453
Net income (loss)	—	—	15,203	—	15,203
Dividends declared	—	—	(1,706)	—	(1,706)
Change in foreign currency translation adjustment	—	—	—	(4,226)	(4,226)
Change in derivatives qualifying as hedges, net of tax of $986	—	—	—	(2,995)	(2,995)
Change in pension liability and postretirement obligations, net of tax of $(74)	—	—	—	212	212
Stock compensation - directors	—	480	—	—	480
Stock options exercised, 38,744 shares		1,122	—	—	1,122
Stock compensation expense	—	2,762	—	—	2,762
Restricted stock units released, 32,665 shares, net of shares withheld for minimum statutory tax obligation	—	(147)	—	—	(147)
Balance at September 30, 2021	$284	$499,758	$300,036	$(64,920)	$735,158
Net income (loss)	—	—	9,894	—	9,894
Dividends declared	—	—	(1,707)	—	(1,707)
Change in foreign currency translation adjustment	—	—	—	(2,215)	(2,215)
Change in derivatives qualifying as hedges, net of tax of $(136)	—	—	—	410	410
Change in pension liability and postretirement obligations, net of tax of $(52)	—	—	—	151	151
Stock compensation - directors	—	240	—	—	240
Stock options exercised, 47,292 shares	1	1,107	—	—	1,108
Stock compensation expense	—	2,741	—	—	2,741
Restricted stock units released, 5,937 shares, net of shares withheld for minimum statutory tax obligation	—	(145)	—	—	(145)
Balance at December 31, 2021	$285	$503,701	$308,223	$(66,574)	$745,635

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	34,534	17,834
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	31,380	31,245
Deferred income taxes and related valuation allowance	(783)	(1,940)
Net loss (gain) on sale of real estate, investments and other	347	(390)
Stock-based compensation	7,039	8,485
Amortization of deferred financing costs	1,291	1,274
Cost of debt refinancing	—	14,803
Loss (gain) on hedging instruments	(598)	682
Gain on sale of building	(232)	(375)
Loss on retirement of fixed asset	175	—
Non-cash lease expense	5,814	5,936
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(1,401)	3,931
Inventories	(31,701)	(42,215)
Prepaid expenses and other	4,905	(5,544)
Other assets	(232)	(298)
Trade accounts payable	(18,756)	(4,229)
Accrued liabilities	(7,498)	2,608
Non-current liabilities	(7,382)	(8,080)
Net cash provided by (used for) operating activities	16,902	23,727

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	2,650	3,441
Purchases of marketable securities	(3,121)	(6,357)
Capital expenditures	(9,511)	(9,506)
Proceeds from sale of building, net of transaction costs	373	461
Dividend received from equity method investment	313	324
Proceeds from insurance reimbursement	—	482
Purchase of businesses, net of cash acquired (See Note 2)	(1,616)	(539,778)
Net cash provided by (used for) investing activities	(10,912)	(550,933)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	704	2,520
Purchases of treasury stock	(1,001)	—
Repayment of debt	(30,402)	(467,725)
Proceeds from issuance of long-term debt	—	725,000
Proceeds from equity offering	—	207,000
Fees related to debt and equity offering	—	(26,184)
Cash inflows from hedging activities	18,422	13,234
Cash outflows from hedging activities	(17,958)	(13,687)
Payment of dividends	(6,006)	(4,852)
Other	(1,398)	(2,054)
Net cash provided by (used for) financing activities	(37,639)	433,252
Effect of exchange rate changes on cash	(2,221)	(1,474)
Net change in cash and cash equivalents	(33,870)	(95,428)
Cash, cash equivalents, and restricted cash at beginning of year	115,640	202,377
Cash, cash equivalents, and restricted cash at end of period	$81,770	$106,949

Supplementary cash flow data:
Interest paid	$18,883	$12,687
Income taxes paid, net of refunds	$18,486	$4,367
Property, plant and equipment purchases included in trade accounts payable	$199	$161
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2022

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at December 31, 2022, the results of its operations for the three and nine months ended December 31, 2022 and December 31, 2021, and cash flows for the nine months ended December 31, 2022 and December 31, 2021, have been included. Results for the period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. The balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users. During the three and nine months ended December 31, 2022, sales to customers in the United States were approximately 61% and 62% of total net sales, respectively.
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

The results of Dorner included in the Company’s consolidated financial statements from the date of acquisition are Net sales and Income from operations of $31,064,000 and $4,157,000, respectively, in the three months ended December 31, 2021 and Net sales and Income from operations of $98,781,000 and $8,481,000, respectively, in the nine months ended December 31, 2021. Dorner's Income from operations in the three and nine months ended December 31, 2021 includes $218,000 in integration related severance costs, which have been included in General and Administrative expenses. Dorner's Income from operations in the nine months ended December 31, 2021 includes acquisition related inventory amortization of $2,981,000, which has been included in Cost of products sold.

In addition, the Company incurred acquisition and deal expenses in the amount of $53,000 and $8,739,000 in the three and nine months ended December 31, 2021, respectively, which are included in General and Administrative expenses. These costs were immaterial in the three and nine months ended December 31, 2022. Additionally, the Company also incurred $970,000 in costs related to a transaction bonus that was paid 45 days after the acquisition date to key personnel of which $521,000 has been recorded as part of Cost of products sold, $350,000 has been recorded as part of Selling expenses, $74,000 has been recorded as part of General and administrative expenses, and $25,000 has been recorded as part of Research and development expenses in the nine months ended December 31, 2021.

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

On December 1, 2021, the Company completed its acquisition of Garvey Corporation ("Garvey") for $67,347,000 including $907,000 in cash acquired, after an adjustment for working capital finalized in fiscal 2023 for $1,616,000, and subject to a $2,000,000 contingent payment that only becomes payable if (a) the EBITDA target set forth in the purchase agreement for Garvey for the twelve-month period commencing on the month immediately following closing is achieved and (b) a specific current executive of Garvey remains employed with Garvey until at least March 31, 2023. During the quarter ended December 31, 2022, the EBITDA target measurement period was completed. Garvey's actual EBITDA for the target measurement period exceeded the projected EBITDA as of the opening balance sheet, resulting in an increase to the originally established contingent consideration. As such, the Company recorded an adjustment for $1,230,000, which increased the contingent consideration liability in the Condensed Consolidated Balance Sheet and General and administrative expenses in the Statement of Operations during the quarter ended December 31, 2022. The Company expects to pay the contingent consideration in fiscal year 2024 from an escrow account established at closing. The Company financed the acquisition by borrowing $75,000,000 utilizing the Accordion feature under its existing Term Loan B, discussed in Note 9.

Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, and including pro forma financial information, have not been included. The Company incurred immaterial acquisition and deal costs in the three and nine months ended December 31, 2022.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $40,832,000 has been recorded as goodwill, a decrease of $384,000 from March 31, 2022 relating to an adjustment for the contingent payment of $2,000,000 to reclassify it as part of Prepaid expenses and other assets on the Condensed Consolidated Balance Sheet and an increase of $1,616,000 related to the working capital adjustment. The identifiable intangible assets acquired include customer relationships of $8,200,000, engineered drawings of $4,670,000, trademarks of $3,610,000, patent of $2,440,000, backlog of $2,100,000 and non-compete agreement of $330,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 10 years at the time of acquisition. All of the goodwill arising as a result of the acquisition is deductible for tax purposes.

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

The following table illustrates the balance and related activity for customer advances in the nine months ended December 31, 2022 and December 31, 2021 (in thousands):

Customer advances (contract liabilities)	December 31, 2022	December 31, 2021
March 31, beginning balance	$22,453	$15,373
Additional customer advances received	56,902	26,807
Revenue recognized from customer advances included in beginning of period	(22,453)	(15,373)
Other revenue recognized from customer advances	(34,302)	(13,087)
Customer advances recorded from acquisitions	—	14,750
Other (1)	(418)	(354)
December 31, ending balance	$22,182	$28,116

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $2,532,000 and $2,410,000 as of December 31, 2022 and March 31, 2022, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $11,242,000. We expect to recognize approximately 36% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three and nine months ended December 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales by Product Grouping	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Industrial Products	$77,423	$77,754	$240,366	$241,595
Crane Solutions	97,541	81,213	266,959	244,791
Engineered Products	21,535	20,693	61,309	62,618
Precision Conveyor Products	33,837	36,382	113,646	104,100
All other	34	46	117	83
Total	$230,370	$216,088	$682,397	$653,187

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the nine months ended December 31, 2022 and December 31, 2021 (in thousands):

Allowance for doubtful accounts	December 31, 2022	December 31, 2021
March 31, beginning balance	$5,717	$5,686
Bad debt expense	726	961
Less uncollectible accounts written off, net of recoveries	(996)	(1,520)
Allowance recorded from acquisitions	—	227
Other (1)	(134)	85
December 31, ending balance	$5,313	$5,439
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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,207	$10,207	$—	$—
Annuity contract	1,587	—	1,587	—
Derivative Assets (Liabilities):
Foreign exchange contracts	114	—	114	—
Interest rate swap	12,862	—	12,862	—
Cross currency swap	(1,305)	—	(1,305)	—

Disclosed at fair value:
Term Loan B	$(467,244)	$—	$(467,244)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,294	$10,294	$—	$—
Annuity contract	1,884	—	1,884	—
Derivative assets (liabilities):
Foreign exchange contracts	(217)	—	(217)	—
Interest rate swap	3,613	—	3,613	—
Cross currency swap	(8,713)	—	(8,713)	—

Disclosed at fair value:
Term loan	$(497,534)	$—	$(497,534)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2022, the Term Loan B has been recorded at carrying value, which approximates fair value.

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

There were no assets and liabilities recorded on a non-recurring basis during the nine months ended December 31, 2022. Refer to the 2022 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2022 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
At cost - FIFO basis:
Raw materials	$159,508	$129,015
Work-in-process	27,904	28,093
Finished goods	42,371	36,661
Total at cost FIFO basis	229,783	193,769
LIFO cost less than FIFO cost	(29,133)	(21,630)
Net inventories	$200,650	$172,139

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $362,000 and $145,000 in the three months ended December 31, 2022 and December 31, 2021, respectively, and a loss of $558,000 and a gain of $214,000 in the nine months ended December 31, 2022, and December 31, 2021, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three and nine months ended December 31, 2022 and December 31, 2021, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $2,566,000 and $2,765,000 as of December 31, 2022 and March 31, 2022, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $142,000 and decreased in the amount of $(218,000) in the three months ended December 31, 2022 and December 31, 2021, respectively, and increased by $209,000 and $157,000 in the nine months ended December 31, 2022 and December 31, 2021, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in the nine months ended December 31, 2022 and December 31, 2021, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $313,000 and $324,000 in the nine months ended December 31, 2022 and December 31, 2021, respectively, as they were determined to be a return of the Company's investment. Dividends are included in investing activities on the Condensed Consolidated Statements of Cash Flows in the amount of $313,000 and $324,000 in the nine months ended December 31, 2022 and December 31, 2021, respectively, as the distribution received exceeded cumulative equity in earnings, under the cumulative earnings approach. The December 31, 2022 and March 31, 2022 trade accounts receivable balance due from EMC are $5,321,000 and $4,133,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of December 31, 2022 and March 31, 2022. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at December 31, 2022 and March 31, 2022. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $304,778,000 and $310,793,000 at December 31, 2022 and March 31, 2022, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $327,953,000 and $328,357,000 at December 31, 2022 and March 31, 2022, respectively.

Refer to the 2022 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three and nine months ended December 31, 2022.

A summary of changes in goodwill during the nine months ended December 31, 2022 is as follows (in thousands):

Balance at April 1, 2022	$648,849
Working capital adjustment for Garvey (Refer to Note 2)	1,616
Garvey contingent payment reclassification (Refer to Note 2)	(2,000)
Currency translation	(6,035)
Balance at December 31, 2022	642,430

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of December 31, 2022 and March 31, 2022, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$19,406	$(5,926)	$13,480	$19,529	$(5,032)	$14,497
Indefinite lived trademark	46,100	—	46,100	46,721	—	46,721
Customer relationships	320,938	(83,427)	237,511	325,431	(71,202)	254,229
Acquired technology	96,339	(26,387)	69,952	96,433	(21,789)	74,644
Other	3,519	(2,903)	616	3,476	(2,779)	697
Total	$486,302	$(118,643)	$367,659	$491,590	$(100,802)	$390,788

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 14 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 5 years for other, and 17 years in total. Trademarks with a carrying value of $46,100,000 as of December 31, 2022 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $6,459,000 and $6,254,000 for the three months ended December 31, 2022 and 2021, respectively. Total amortization expense was $19,442,000 and $18,648,000 for the nine months ended December 31, 2022 and 2021, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $25,900,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2022, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2022, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2022 fair values reflected in the table below. During the three and nine months ended December 31, 2022, the Company was not in default of any of its derivative obligations.

As of December 31, 2022, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of December 31, 2022, the notional amount of this derivative is $113,041,000, and this contract matures on March 31, 2028. During fiscal 2022, the Company modified the cross currency swap by extending it to fiscal year 2028, matching the intercompany loan. The Company concluded that the transaction to modify the cross currency swap, as well as the modified swap, maintained hedge accounting. The modified cross currency swap is considered to have an other than insignificant financing element. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its December 31, 2022 balance of AOCL, the Company expects to reclassify approximately $584,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of December 31, 2022, the notional amount of those derivatives was $4,384,000, and all contracts mature by September 30, 2023. From its December 31, 2022 balance of AOCL, the Company expects to reclassify approximately $51,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long term debt and 30-50% of variable rate long term debt. The Company has three interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The third interest rate swap agreement was entered into in fiscal year 2022 as a result of the additional debt from the Dorner and Garvey acquisitions. During fiscal 2022, the Company modified the LIBOR floor to match the new Term Loan B resulting from the Dorner related debt refinancing. The Company concluded that the modification maintained hedge accounting. The modified interest rate swap is considered to have an other than insignificant financing element as well as a more than an insignificant initial net investment. As such, its cash flows are classified as financing activities in the Statement of Cash Flows and the swap liability is considered a hybrid debt instrument. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by February 28, 2025 and had a total notional amount of $280,380,000 as of December 31, 2022. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its December 31, 2022 balance of AOCL, the Company expects to reclassify approximately $5,860,000 of AOCL, and into interest and debt expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2022	Foreign exchange contracts	$137	Cost of products sold	$(64)
December 31, 2022	Interest rate swaps	1,018	Interest expense	1,170
December 31, 2022	Cross currency swaps	(6,004)	Foreign currency exchange (gain) loss	(7,916)

December 31, 2021	Foreign exchange contracts	(37)	Cost of products sold	(13)
December 31, 2021	Interest rate swap	546	Interest expense	(426)
December 31, 2021	Cross currency swaps	1,848	Foreign currency exchange (gain) loss	2,386

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2022 and 2021 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2022	Foreign exchange contracts	$89	Cost of products sold	$(153)
December 31, 2022	Interest rate swaps	7,423	Interest expense	488
December 31, 2022	Cross currency swaps	5,623	Foreign currency exchange (gain) loss	3,464

December 30, 2021	Foreign exchange contracts	(51)	Cost of products sold	(42)
December 30, 2021	Interest rate swap	(315)	Interest expense	(1,220)
December 31, 2021	Cross currency swaps	1,358	Foreign currency exchange (gain) loss	4,743

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	March 31, 2022
Foreign exchange contracts	Prepaid expenses and other	$205	$—
Foreign exchange contracts	Accrued liabilities	(91)	(217)
Interest rate swap	Prepaid expenses and other	8,268	859
Interest rate swap	Other assets	5,193	4,512
Interest rate swap	Accrued liabilities	(599)	(1,371)
Interest rate swap	Other non current liabilities	—	(387)
Cross currency swap	Prepaid expenses and other	495	—
Cross currency swap	Accrued liabilities	—	(170)
Cross currency swap	Other non current liabilities	(1,800)	(8,543)
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

The outstanding principal balance of the Term Loan B facility was $472,560,000 as of December 31, 2022, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022. The Company made $30,000,000 in principal payments on the Term Loan B facility during the nine months ended December 31, 2022 of which $3,945,000 was required. The Company is obligated to make $5,260,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $15,937,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of December 31, 2022.  The outstanding letters of credit as of December 31, 2022 consisted of $662,000 in commercial letters of credit and $15,275,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of December 31, 2022 and March 31, 2022. The accumulated amortization balances were $1,585,000 and $898,000 as of December 31, 2022 and March 31, 2022, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,027,000 as of December 31, 2022 and March 31, 2022, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $1,409,000 and $805,000 as of December 31, 2022 and March 31, 2022, respectively.

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $13,683,000 as of December 31, 2022 of which $590,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and revolving credit facility on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2022, unsecured credit lines totaled approximately $2,354,000, of which nothing was drawn. In addition, unsecured lines of $12,762,000 were available for bank guarantees issued in the normal course of business of which $12,524,000 was utilized as of December 31, 2022.

Refer to the Company’s consolidated financial statements included in its 2022 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Service costs	$199	$242	$536	$743
Interest cost	2,848	2,528	8,537	7,607
Expected return on plan assets	(2,709)	(3,259)	(8,130)	(9,778)
Net amortization	192	363	607	1,096
Net periodic pension (benefit) cost	$530	$(126)	$1,550	$(332)

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations. The Company currently plans to contribute approximately $4,958,000 to its pension plans in fiscal 2023.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2022 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$12,029	$9,894	$34,534	$17,834

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,626	28,469	28,597	27,887
Effect of dilutive employee stock options and other share-based awards	152	371	170	368
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,778	28,840	28,767	28,255

Stock options with respect to 715,000 and 156,000 common shares for both the three and nine months ended December 31, 2022 and December 31, 2021, respectively, were not included in the computation of diluted income per share because they were antidilutive. For both the three and nine months ended December 31, 2022 and December 31, 2021 contingently issuable common shares of 179,000 and 120,000, respectively, were excluded because a performance condition had not yet been met.

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

During fiscal 2023, the Company determined that the performance condition on its fiscal 2021 performance shares would not be fully met. The Company has adjusted its stock-based compensation expense accordingly in fiscal 2023.

During the quarter ended December 31, 2022, the Company repurchased 31,000 shares of its common stock at an aggregate cost of $1,001,000 in accordance with the Company's previously adopted share repurchase program. The value of the shares purchased are reflected as Treasury stock on the Company's Condensed Consolidated Balance Sheet as of December 31, 2022.

During the first nine months of fiscal 2023, there were 32,000 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2022, 138,000 shares of restricted stock units vested and were issued.

In May 2021, the Company issued 4,312,500 shares of common stock raising proceeds of $198,705,000 net of fees in connection with the Dorner acquisition that was completed in April 2021. Additional information regarding this transaction can be found in Note 2 as well as the 2022 10-K.

On January 23, 2023, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on February 21, 2023 to shareholders of record on February 10, 2023. The dividend payment is expected to be approximately $2,005,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $20,943,000 (gross of estimated insurance recoveries of $8,289,000) as of December 31, 2022, of which $16,043,000 is included in Other non current liabilities and $4,900,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	December 31, 2022	March 31, 2022
Accrued general and product liability, beginning of period	$22,575	$21,227
Estimated insurance recoveries	(872)	1,109
Add provision for claims	2,050	6,648
Deduct payments for claims	(2,810)	(6,409)
Accrued general and product liability, end of period	$20,943	$22,575

Estimated insurance recoveries	(8,289)	(9,160)
Net accrued general and product liability, end of period	$12,654	$13,415

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,300,000 and $9,700,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from December 31, 2022. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $7,067,000. The Company has reflected the liability gross of insurance recoveries of $8,289,000 as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2022. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,900,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of December 31, 2022 and March 31, 2022. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at December 31, 2022 in the amount of $8,289,000, which offsets its asbestos reserves.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,975,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2022. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $613,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at December 31, 2022.

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

The tax authority in Arezzo, Italy also issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 (fiscal period 2002/2003) and July 2004 to December 2006 (fiscal periods 2004/2005 and 2005/2006) claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. In August 2012, the tax authority in Arezzo, Italy issued four notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $7,200,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $3,000,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns. On June 3, 2015, the Tax Court, with four judgements, ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed four appeals of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeals of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. The tax authority had up to six months to appeal the decisions. In December 2016, the Power-One China Subsidiary was served by the Italian Revenue Agency with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In February 2017 the Power-One China Subsidiary filed two memorandum before the Italian Supreme Court in response to the appeals made by the tax authority against the positive judgments on the tax assessments for fiscal years 2004/2005 and 2005/2006. In March 2017, the Regional Tax Court of Florence rejected the appeal of the assessment for 2006 fiscal year (period July 2006-December 2006). The tax authority had until October 2017 to appeal this decision. In October 2017, the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2006. In November 2017 the Power-One China Subsidiary filed a memorandum before the Italian Supreme Court in response to the appeal made by the tax authority against the positive judgment on the tax assessment for fiscal year 2006. In February 2018 an appeal hearing was held at the Regional Tax Court of Florence regarding the Italian tax authority's claim for taxes due for fiscal year 2002/2003. In March 2018, the Regional Tax Court of Florence rejected the appeal of the assessment for 2002/2003 fiscal year. In October 2018 the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2002/2003. In November 2018 the Power-One China Subsidiary filed a memorandum with the Italian Supreme Court in response to the appeal made by the tax authority. In April 2022, the Supreme Court filed judgments concerning the tax assessments for fiscal years 2002/2003 and 2006. Further, in July 2022, the Supreme Court filed judgments concerning the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In all four judgments, the Supreme Court upheld the appeals of the Italian Tax Authority and remitted the proceedings back to the Regional Tax Court for a new evaluation of the substance of the dispute. In December 2022 the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2002/2003 and 2006 before the Regional Tax Court.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation in New Jersey to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action in Missouri seeking to enforce the Special Undertaking. In the Missouri action, Monsanto recently joined five other co-defendants that Monsanto claims are also liable to Monsanto under similar special undertaking agreements.

Magnetek intends to continue to vigorously prosecute its New Jersey declaratory judgment action and to defend against Monsanto’s Missouri action. The Company cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional legal costs related to such matters will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $222,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of December 31, 2022 a total of $721,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2023.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 28% and 10% in the three months ended December 31, 2022 and December 31, 2021, respectively and 35% and 13% in the nine months ended December 31, 2022 and December 31, 2021. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the nine months ended December 31, 2022, the rate was unfavorably impacted 5 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of Stahl Cranesystems GmbH (“STAHL"). In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated

Statements of Operations during the period. The tax rate for the nine months ended December 31, 2022 also reflects an unfavorable impact of 4 percentage points due to the recording of a U.S. state tax valuation allowance. The valuation allowance primarily relates to changes in the Company’s expectations regarding its ability to more likely than not utilize certain state net operating losses prior to their expiration.

For the three and nine months ended December 31, 2021, the rate was lower than the statutory rate primarily due to benefits generated from carrying a taxable loss back to prior years.

The Company estimates that the effective tax rate related to continuing operations will be approximately 30% to 32% for fiscal 2023.

Refer to the Company’s consolidated financial statements included in its 2022 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine months ended December 31, 2022 are as follows (in thousands):

	Three months ended December 31, 2022
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(20,731)	$(47,561)	$6,598	$(61,694)
Other comprehensive income (loss) before reclassification	(338)	12,272	(4,848)	7,086
Amounts reclassified from other comprehensive loss	108	—	6,810	6,918
Net current period other comprehensive income (loss)	(230)	12,272	1,962	14,004
Ending balance net of tax	$(20,961)	$(35,289)	$8,560	$(47,690)

	Nine months ended December 31, 2022
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(21,043)	$(28,079)	$(777)	$(49,899)
Other comprehensive income (loss) before reclassification	(265)	(7,210)	13,136	5,661
Amounts reclassified from other comprehensive loss	347	—	(3,799)	(3,452)
Net current period other comprehensive income (loss)	82	(7,210)	9,337	2,209
Ending balance net of tax	$(20,961)	$(35,289)	$8,560	$(47,690)

Details of amounts reclassified out of AOCL for the three months ended December 31, 2022 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$142
	142	Total before tax
	(34)	Tax (benefit) expense
	$108	Net of tax

Change in derivatives qualifying as hedges
	$83	Cost of products sold
	(1,525)	Interest expense
	10,318	Foreign currency
	8,876	Total before tax
	(2,066)	Tax (benefit) expense
	$6,810	Net of tax

Details of amounts reclassified out of AOCL for the nine months ended December 31, 2022 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$457
	457	Total before tax
	(110)	Tax (benefit) expense
	$347	Net of tax

Change in derivatives qualifying as hedges
	$199	Cost of products sold
	(636)	Interest expense
	(4,515)	Foreign currency
	(4,952)	Total before tax
	1,153	Tax (benefit) expense
	$(3,799)	Net of tax

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2022	March 31, 2022
Operating leases:
Other assets	$32,622	$30,809

Accrued liabilities	6,964	7,965
Other non current liabilities	26,574	23,711
Total operating liabilities	$33,538	$31,676

Finance lease:
Net property, plant, and equipment	$12,847	$13,525

Current portion of long-term debt and finance lease obligation	590	544
Term loan and finance lease obligations	13,093	13,540
Total finance liabilities	$13,683	$14,084

Operating lease expense of $2,323,000 and $2,332,000 and $6,810,000 and $6,940,000 for the three and nine months ended December 31, 2022 and December 31, 2021, respectively, is included in income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and nine months ended December 31, 2022 and December 31, 2021, respectively. Finance lease expense of $250,000 for the three months ended December 31, 2022 and December 31, 2021, and $751,000 and $734,000 for the nine months ended December 31, 2022 and December 31, 2021, respectively, is included in Income from operations. Interest and debt expense related to the finance lease of $156,000 and $162,000 and $470,000 and $477,000 is included the Company's Condensed Consolidated Statements of Operations in the three and nine months ended December 31, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine months ended, December 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,678	$6,885
Cash paid for amounts included in the measurement of finance lease liabilities	$872	$847
ROU assets obtained in exchange for new operating lease liabilities	$8,592	$3,670
ROU assets obtained in exchange for new finance lease liabilities	$—	$14,582

16.    Effects of New Accounting Pronouncements

Topics not yet adopted

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" from December 31, 2022 to December 31, 2024, which is superseding the date from ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU is elective and is relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under topics such as debt, leases, and derivatives. The optional amendments are effective for all entities as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. We are currently evaluating the impact the standard will have on our consolidated financial statements if we chose to elect.

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

Our revenue base is geographically diverse with approximately 38% derived from customers outside the U.S. for the nine months ended December 31, 2022. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Results of Operations

Three months ended December 31, 2022 and December 31, 2021

Net sales in the fiscal 2023 quarter ended December 31, 2022 were $230,370,000, up $14,282,000 or 6.6% from the fiscal 2022 quarter ended December 31, 2021 net sales of $216,088,000. Net sales were positively impacted by $11,895,000 due to price increases, $5,857,000 of sales volume increases and $4,948,000 of acquired revenue from the Garvey acquisition. Foreign currency translation unfavorably impacted sales by $8,418,000 for the three months ended December 31, 2022.

Gross profit in the fiscal 2023 quarter ended December 31, 2022 was $82,044,000, an increase of $6,987,000 or 9.3% from the fiscal 2022 quarter ended December 31, 2021 gross profit of $75,057,000. Gross profit margin was 35.6% in the fiscal 2023 third quarter compared to 34.7% in the fiscal 2022 third quarter. The increase in gross profit was due to $5,905,000 of price increases net of material inflation, $2,850,000 from a prior year product liability settlement that did not reoccur, $1,940,000 as a result of the acquisition of Garvey, $965,000 of prior year acquisition amortization related to Garvey's inventory step up and backlog that did not reoccur, $692,000 of prior year business realignment costs that did not reoccur, $674,000 from a decrease in product liability costs and $568,000 from higher volumes offset by an unfavorable mix. These gross profit increases were offset by $3,712,000 in decreased productivity net of other cost change and $120,000 in increased tariffs. The translation of foreign currencies had a $2,775,000 unfavorable impact on gross profit in the three months ended December 31, 2022.

Selling expenses were $25,424,000 and $24,468,000, or 11.0% and 11.3% of net sales, in the fiscal 2023 and 2022 third quarters, respectively. Selling expense increased by $717,000 from net business realignment costs, $539,000 due to the Garvey acquisition, and $525,000 for employee related costs during the three months ended December 31, 2022. Foreign currency translation had a $1,114,000 favorable impact on selling expenses in the three months ended December 31, 2022.

General and administrative expenses were $25,143,000 and $25,144,000, or 10.9% and 11.6% of net sales, in the fiscal 2023 and 2022 third quarters, respectively. The accrual of additional contingent consideration as part of the Garvey acquisition for $1,230,000, as described in Note 2 of the financial statements, was partially offset by lower employee related costs. Foreign currency translation had a $647,000 favorable impact on general and administrative expenses in the three months ended December 31, 2022.

Research and development expenses were $4,839,000 and $3,875,000, or 2.1% and 1.8% of net sales, in the fiscal 2023 and 2022 third quarters, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $6,459,000 and $6,254,000 in the fiscal 2023 and 2022 third quarters, respectively, with the increase related to new intangible assets recorded from the Garvey acquisition.

Interest and debt expense was $7,303,000 in the third quarter ended December 31, 2022 compared to $4,375,000 in the third quarter ended December 31, 2021. The increase is related to higher variable interest rates, as well as increased borrowings to finance the Garvey acquisition.

Investment income of $574,000 in the second quarter ended December 31, 2022 compared to investment income of $76,000 in the third quarter ended December 31, 2021 is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange gain was $3,359,000 compared to foreign currency loss of $512,000 in the fiscal 2023 and 2022 third quarters, respectively. This favorable change was primarily due to the strengthening of the Euro in comparison to the U.S. Dollar during the quarter.

Other expense was $79,000 in the third quarter ended December 31, 2022 compared to other income of $455,000 in the third quarter ended December 31, 2021.

Income tax expense as a percentage of income from continuing operations before income tax expense was 28% and 10% in the third quarters ended December 31, 2022 and December 31, 2021, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

The Company estimates that the effective tax rate related to continuing operations will be approximately 30% to 32% for fiscal 2023.

Nine Months Ended December 31, 2022 and December 31, 2021

Net sales in the nine months ended December 31, 2022 were $682,397,000, up $29,210,000 or 4.5% from the nine months ended December 31, 2021 net sales of $653,187,000. Net sales were positively impacted by $32,536,000 due to price increases, $22,436,000 of acquired revenue from the Garvey acquisition and $669,000 of sales volume increases. Foreign currency translation unfavorably impacted sales by $26,431,000 for the nine months ended December 31, 2022 .

Gross profit in the nine months ended December 31, 2022 was $250,881,000, an increase of $20,626,000 or 9.0% from the nine months ended December 31, 2021 gross profit of $230,255,000. Gross profit margin was 36.8% and 35.3% in the nine months ended December 31, 2022 and 2021, respectively. The increase in gross profit was due to $13,412,000 of price increases net of material inflation, $9,521,000 in gross profit as a result of the acquisition of Garvey, $4,467,000 of prior year acquisition amortization for inventory step up, backlog and integration costs that did not reoccur, $2,850,000 from a prior year product liability settlement which did not reoccur, $2,037,000 from higher margins on the mix of products sold, $1,606,000 of prior year business realignment costs that did not reoccur, $674,000 of decreased product liability costs, $144,000 of decreased tariffs offset by $4,574,000 of decreased productivity net of other cost changes offset. The translation of foreign currencies had a $9,511,000 unfavorable impact on gross profit in the nine months ended December 31, 2022

Selling expenses were $77,197,000 and $72,107,000, or 11.3% and 11.0% of net sales, in nine months ended December 31, 2022 and 2021, respectively. Selling expense increased by $4,468,000 for employee related expenses, $2,417,000 due to the Garvey acquisition, and $2,266,000 from net business realignment and integration costs during the nine months ended December 31, 2022. Foreign currency translation had a $3,582,000 favorable impact on selling expenses in the nine months ended December 31, 2022

General and administrative expenses were $68,441,000 and $78,495,000, or 10.0% and 12.0% of net sales, in the nine months ended December 31, 2022 and 2021, respectively. The decrease in general and administrative expenses was due to a net decrease of $8,904,000 in acquisition and deal integration costs and a decrease of $1,951,000 in stock-based compensation expense. The decrease in stock-based compensation expense was the result of the Company no longer expecting the performance condition to be fully met on its fiscal 2021 performance shares, as well as a decrease in the Company's stock price. Partially offsetting these decreases were $1,989,000 of higher general and administrative expenses incurred by the Garvey acquisition and the accrual of additional contingent consideration as discussed in Note 2 of the financial statements. We also incurred $931,000 of net restructuring charges during the nine months ended December 31, 2022. Foreign currency translation had a $1,999,000 favorable impact on general and administrative expenses in the nine months ended December 31, 2022.

Research and development expenses were $15,429,000 and $11,283,000, or 2.3% and 1.7% of net sales, in the nine months ended December 31, 2022 and 2021, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $19,442,000 and $18,648,000, in the nine months ended December 31, 2022 and 2021, respectively, with the increase related to new intangible assets recorded from the Garvey acquisition.

Interest and debt expense was $20,274,000 in the nine months ended December 31, 2022 compared to $14,774,000 in the nine months ended December 31, 2021. The increase is related to higher variable interest rates, as well as increased borrowings to finance the Garvey acquisition.

The Company incurred $14,803,000 in Cost of debt refinancing in the first nine months of 2022 as a result of the Dorner acquisition. Refer to the Note 9 of the financial statements for additional details. There were no similar expenses incurred in fiscal 2023.

Investment loss of $168,000 in the nine months ended December 31, 2022 compared to investment income of $624,000 in the nine months ended December 31, 2021, is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange gain was $1,152,000 compared to foreign currency loss $1,047,000 in the nine months ended December 31, 2022 and 2021, respectively. This favorable change was due to the recent strengthening of the Euro in comparison to the U.S. Dollar.

Other income was $1,999,000 and $744,000 in the nine months ended December 31, 2022 and 2021, respectively. As described in Note 13, the increase in Other income is primarily related to a tax indemnification reimbursement received from STAHL's former owners in accordance with the share purchase agreement.

Income tax expense as a percentage of income from continuing operations before income tax expense was 35% and 13% in the third quarters ended December 31, 2022 and December 31, 2021, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of taxable income for these subsidiaries.

During the first nine months of 2023, the rate was unfavorably impacted 5 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of Stahl Cranesystems GmbH (“STAHL"). In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated Statements of Operations during the period. The tax rate for the nine months ended December 31, 2022 also reflects an unfavorable impact of 4 percentage points due to the recording of a U.S. state tax valuation allowance. The valuation allowance primarily relates to changes in the Company’s expectations regarding its ability to more likely than not utilize certain state net operating losses prior to their expiration.

The Company estimates that the effective tax rate related to continuing operations will be approximately 30% to 32% for fiscal 2023.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $81,770,000 at December 31, 2022, a decrease of $33,870,000 from the March 31, 2022 balance of $115,640,000.

Cash flow from operating activities

Net cash provided by operating activities was $16,902,000 for the nine months ended December 31, 2022 compared to $23,727,000 for the nine months ended December 31, 2021. Net income of $34,534,000 along with non-cash adjustments to net income of $44,433,000 contributed to the cash provided by operations. The non-cash adjustments included $31,380,000 of depreciation and amortization, $7,039,000 of stock-based compensation and $5,814,000 of non-cash lease expense. Working capital reduced cash from operations by $54,451,000 as a result of an increase of $31,701,000 in inventories due to current supply chain constraints, a decrease of $18,756,000 in trade payables, a decrease of $7,498,000 in accrued expenses, and an increase in trade accounts receivable $1,401,000 offset by a decrease in prepaid expenses of $4,905,000. Other non-current liabilities decreased $7,382,000 primarily due to lease payments for the nine months ended December 31, 2022.

Cash flow from investing activities

Net cash used by investing activities was $10,912,000 for the nine months ended December 31, 2022 compared to $550,933,000 for the nine months ended December 31, 2021. The most significant use of cash in the quarter was $9,511,000 in capital expenditures as well as a final working capital adjustment of $1,616,000 paid to Garvey's previous owners in accordance with the share purchase agreement, which were paid in the quarter ended June 30, 2022.

Cash flow from financing activities

Net cash used by financing activities was $37,639,000 for the nine months ended December 31, 2022 and net cash provided by financing activities was $433,252,000 for the nine months ended December 31, 2022. The Company paid down $30,402,000 of debt, paid dividends in the amount of $6,006,000 and purchased treasury stock for $1,001,000. As noted in Note 8 of the financial statements, during the second quarter of fiscal 2022, the Company modified its cross currency swap and interest rate swap. As such, the associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows which resulted in a net cash inflow of $464,000 during the nine months ended December 31, 2022.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of December 31, 2022, $62,921,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2022 and December 31, 2021 were $9,511,000 and $9,506,000, respectively. We expect capital expenditure spending in fiscal 2023 to range from $13,000,000 to $15,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Duff Norton reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $304,778,000, and $327,953,000, respectively, as of December 31, 2022.

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
•the ability for the performance condition to be met on the Company's 2021 performance shares;
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

Item 4.    Controls and Procedures

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

There have been no other changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

Three of the Company’s foreign locations implemented the enterprise resource planning system SAP during the nine months ended December 31, 2022 as part of our strategy to enhance our information systems. The system implementation has enhanced our internal controls as follows:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the thousands Program (in thousands)[1]
October 1 - 31, 2022	—	$—	—	$—
November 1- 30, 2022	—	$—	—	$—
December 1-31, 2022	31,085	$32.17	31,085	$19,000
Total	31,085	$32.17	31,085

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of December 31, 2022, approximately $19 million of shares of common stock of the Company remains available repurchase under the current authorization plan.
2In December 2022, we repurchased 31,085 shares for an aggregate purchase price of $1 million in open market transactions at an average price per share of $32.17.
Item 3.    Defaults upon Senior Securities – none.

Item 4.    Mine Safety Disclosures – Not applicable

Item 5.    Other Information – none.

Item 6.    Exhibits

Exhibit 3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K dated October 17, 2022).

Exhibit 3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K dated October 17, 2022).

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2022 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
# Indicates a Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	February 1, 2023	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer)