Form 10-K
period 2023-03-31
COLUMBUS MCKINNON CORP
filed 2023-05-25
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $740 million, based upon the closing price of the Registrant's common stock as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 23, 2023 was 28,690,905 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement"), to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2023, are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION

2023 Annual Report on Form 10-K

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-K are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “future,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives, strategies, pending acquisitions or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

• the cyclical nature of our business and general macroeconomic conditions;
• increased competition with respect to our business, including with respect to our material handling and precision conveyance products;
• our ability to successfully integrate our acquisitions;
• price fluctuations and trade tariffs on steel, aluminum, and other raw materials purchased to manufacture our products and our ability to pass on price increases to our customers;
• the scarcity or unavailability of the raw materials and critical components we use to manufacture our products and the impact of such scarcity or unavailability on our ability to operate our business;
• our ability to successfully manage our backlog;
• our ability to maintain relationships with the independent distributors we use to sell our products;
• our ability to continue to attract, develop, engage, and retain qualified employees;
• changing interest rates;
• our ability to manage our indebtedness, including compliance with debt covenant restrictions in our Term Loan B and our New Revolving Credit Facility (each as defined herein);
• our ability to manage the risks of conducting operations outside of the United States, including currency fluctuations, trade barriers, labor unrest, geopolitical conflicts, more stringent labor regulation, tariffs, political and economic instability and governmental expropriation;
• potential product liability, as our products involve risks of personal injury and property damage;
• compliance with federal, state and local environmental protection laws, including regulatory measures meant to address climate change, which may be burdensome and lower our margins;
• our ability to adequately protect our intellectual property and refrain from infringing on the intellectual property of others;
• our ability to adequately manage and rely on our subcontractors and suppliers;
• our ability to adequately protect our information technology systems from cyberattacks or other interruptions;
• our ability to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws; and
• our ability to retain key members of our management team.

While we believe that the forward-looking statements in this Form 10-K are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the outcomes or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-K are made only as of the date hereof and are based on our current expectations. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise except to the extent required by applicable law.

PART I

Item 1.        Business

General

Columbus McKinnon Corporation ("Columbus McKinnon" or the "Company") is a leading worldwide designer, manufacturer and marketer of intelligent motion solutions that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. Key products include hoists, crane components, precision conveyor systems, rigging tools, light rail workstations and digital power and motion control systems. These are highly relevant, professional-grade solutions that solve our customers’ critical material handling requirements.

The Company is focused on commercial and industrial applications that require the safety, reliability and quality provided by its superior design and engineering know-how. Our products are used for mission critical applications where we have established, trusted brands with significant customer retention. Our targeted market verticals include manufacturing, transportation, energy and utilities, process industries, industrial automation, construction and infrastructure, food and beverage, entertainment, life sciences, consumer packaged goods and e-commerce/supply chain/warehousing.

In fiscal 2022, the Company completed its acquisition of Dorner Mfg. Corp. ("Dorner"). Dorner is a leading automation solutions company providing unique, patented technologies in the design, application, manufacturing and integration of high-precision conveying systems. Dorner is a leading supplier to the stable life sciences, food processing, and consumer packaged goods markets as well as the high growth industrial automation and e-commerce sectors. The addition of Dorner provides attractive complementary adjacencies including sortation and asynchronous conveyance systems. Dorner offers a broad range of precision conveying systems to our product offerings, which include low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, as well as pallet system conveyors.

Further in fiscal 2022, the Company completed its acquisition of Garvey Corporation ("Garvey"), which further expanded its precision conveyance offerings. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner.

Most recently, in April 2023 we announced that we had entered into a definitive agreement to acquire montratec GmbH (montratec), a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. We expect to close on this acquisition on May 31, 2023 subject to customary closing conditions. The acquisitions of Dorner and Garvey and expected acquisition of montratec accelerate the Company’s shift to intelligent motion solutions and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

In the United States, we are the market leader for hoists, material handling digital power control systems and precision conveyors, our principal lines of products, and have strong market positions with certain chain, forged fittings, and actuator products. Additionally, in Europe, we believe we are the market leader for manual hoists and a market leader in the heavy load, rail and niche custom applications for actuation. We have achieved this leadership position through strategic acquisitions, our extensive, diverse, and well-established distribution channels and our commitment to product innovation and quality. We believe the substantial breadth of our product offerings and broad distribution channels in the United States and Europe provide us a strategic advantage in our markets. The acquisition of STAHL CraneSystems ("STAHL") in fiscal 2017, which is well-known for its custom engineering lifting solutions and hoisting technology, advanced our position as a global leader in the production of explosion-protected hoists. STAHL serves independent crane builders and Engineering Procurement and Construction ("EPC") firms, providing products to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation, as well as process industries such as chemical and pharmaceuticals.

We are continuing to transform from a legacy cyclical industrial company to a top-tier, secular growth, intelligent motion solutions company. In accordance with our strategic framework, we are building out the Columbus McKinnon Business System ("CMBS") and growth framework to be market-led, customer-centric and operationally excellent with our people and values at the core.

With CMBS as the foundation, we are well positioned to execute our Core Growth Framework (Framework) strategy. The Framework defines four parallel paths for Columbus McKinnon’s growth and provides clear organic and strategic initiatives. Our Framework includes:

•Strengthening the Core which is a foundational path focused on initiatives that will strengthen competencies and improve our competitive position within our existing share of our Serviceable Addressable Market (”SAM”).

Initiatives include further developing commercial and product management competencies and improving our digital tools for a better, more efficient customer experience.

•Growing the Core is a path that is focused on taking greater market share, both organically and through acquisitions, within our SAM. We are making progress on this path with product localization, new product development and advancements in automation and aftermarket support for our distributors.

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

The strategy is geared toward investing in new products that solve our customers’ tough problems and expands into new platforms that provide intelligent motion solutions for material handling, such as precision conveyance capabilities. We believe our recent acquisitions of Dorner and Garvey establish a platform for expansion supported by new product development, a fragmented competitive landscape and complementary adjacencies. The acquisitions also allow Dorner and Garvey to expand geographically by having access to our global footprint and provide us with an entry point into a pipeline of additional acquisition opportunities in the fragmented precision conveying industry.

Our legacy Lifting business is cyclical in nature and sensitive to changes in general economic conditions, including changes in industrial capacity utilization, industrial production, and general economic activity indicators, like GDP growth. Both U.S. and Eurozone capacity utilization and the ISM Production Index are leading market indicators for our Company.

Business Description

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters; and power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. The fiscal 2022 acquisitions of Dorner and Garvey expand our product offerings to include a broad range of highly engineered, precision conveying solutions. Our products are typically manufactured for stock or assembled to order from standard components, and are sold primarily through a variety of commercial distributors and, to a lesser extent, directly to end-users. Our STAHL subsidiary brings market leadership with independent crane builders and EPC firms. The diverse end-users of our products are in a variety of industries including manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil and gas exploration and refining, petrochemical, marine, ship building, transportation and heavy-duty trucking, agriculture, logging and mining. The acquisitions of Dorner and Garvey expand the Company's reach to include the stable life sciences, food processing and consumer packaged goods markets and high growth industrial automation and e-commerce sectors. We also serve a niche market for the entertainment industry, including permanent and traveling concerts, live theater, and sporting venues.

Products

Of our fiscal 2023 sales, $569,215,000, or 61%, were U.S. and $367,025,000 or 39% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2023 and 2022:

	Fiscal Years Ended March 31,
	2023	2022
Hoists	49%	48%
High-precision conveying systems	16	16
Digital power control and delivery systems	11	11
Actuators and rotary unions	9	9
Chain and rigging tools	8	9
Industrial cranes	4	5
Elevator application drive systems	3	2
	100%	100%

Hoists - We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools, and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to nearly 275 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, STAHL, Yale, and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy and utilities, steel and metals processing, mining, transportation, entertainment, and other markets. We also supply hoist trolleys, driven manually or by electric motors, which are used in conjunction with hoists.

We also offer several lines of standard and custom-designed, below-the-hook tooling, clamps, and textile strappings. Below-the-hook tooling, textile, and chain slings and associated forgings, and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoisting or lifting applications.

We also manufacture explosion-protected hoists and custom engineered hoists, including wire rope and manual and electric chain hoists. These branded products are sold to a variety of end markets including automotive, general manufacturing, oil and gas, steel and concrete, power generation as well as process industries such as chemical and pharmaceuticals.

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

We expect to further expand our product offering in the this space with the April 2023 announcement that we had entered into a definitive agreement to acquire montratec. montratec product offerings complement both Dorner and Garvey, and further our shift to intelligent motion and serve as a platform to expand capabilities in advanced, higher technology automation solutions. We expect to close on this acquisition on May 31, 2023 subject to customary closing conditions.

Digital Power Control and Delivery Systems - Through our Magnetek brand, we are a leading provider of innovative power control and delivery systems and solutions for overhead material handling applications used in a number of diverse industries, including aerospace, automotive, steel, aluminum, paper, logging, mining, ship loading, nuclear power plants, and heavy movable structures. We are a major supplier in North America of power and motion control systems, which include AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. While we sell primarily to original equipment manufacturers ("OEMs") of overhead cranes and hoists, we spend a great deal of effort understanding the needs of end users to gain specification. We can combine our products with engineered services to provide complete customer-specific system solutions.

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

Independent Crane Builders and EPC firms - In addition to the Distribution Channels mentioned above, we sell explosion-protected hoists and custom engineered non-standard hoists to independent crane builders and EPC firms. Independent crane builders are lifting solution developers and final crane assemblers that source hoists as components. EPC firms are responsible for project management or construction management of production facilities that purchase lifting solutions from crane and hoist builders.

Backlog

Our backlog of orders at March 31, 2023 was approximately $308,717,000 compared to approximately $309,052,000 at March 31, 2022. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. However, the COVID-19 pandemic has negatively impacted supply chains and has resulted in significantly longer lead-times and past-due backlog compared to these historical levels. In addition, fluctuations in backlog can reflect the project-oriented nature of certain aspects of our business.

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

We believe we have leading U.S. market share in various products categories including hoists, trolleys and components, AC and DC material handling drives, screw jacks, precision conveyors, and elevator DC drives. These product categories represented 51% of our U.S. net sales for fiscal 2023.

Major competitors for hoists are Konecranes, and Kito (and its U.S. subsidiary Harrington) which recently merged with the Crosby Group; for chain are Campbell Chain, Peerless Chain Company (a U.S. subsidiary of Kito), and American Chain and Cable Company; for digital power control systems are Konecranes, Power Electronics International, Inc., Cattron Holdings (a division of Harbour Group), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Nidec Corporation), OMRON Corporation, KEB GmbH, and Fujitec; for forged attachments are The Crosby Group, Brewer Tichner Company and Chicago Hardware and Fixture Company; for actuators and rotary unions are Deublin, Joyce-Dayton, and Nook Industries, a division of Altra Industrial Motion Corp.; and for precision conveyors and accumulators are FlexLink, Bosch Rexroth AG, MK North America, Inc., Duravant, Nercon Eng. & Mfg. Inc and Arrowhead Systems, recently acquired by Rexroth.

Human Capital Management
Headquartered in Buffalo, New York, Columbus McKinnon’s global footprint includes offices and manufacturing facilities in more than 25 countries across North America, Latin America, Europe, the Middle East, Africa and Asia. At March 31, 2023, we had 3,392 employees globally. Approximately 6% of our employees are represented under two separate U.S. collective bargaining agreements that expire in May 2024 and September 2024. We also have various labor agreements with our non-U.S. employees that we negotiate from time to time. We have good relationships with our employees and positive, productive relationships with our unions. We believe the risk of employee or union led disruption in production is remote.

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
•The Company places the highest priority on workplace safety. We feel it is critical to ensure our most valuable assets, our employees, have a safe environment to work in every day. “Connect safety to everything you do” highlights the importance of safety to our culture. As a permanent agenda item at all management meetings, safety comes first. For fiscal 2023 and 2022, the Company had an overall safety incident rate of 0.69 and 0.70, respectively (number of injuries and illnesses multiplied by 200,000, divided by hours worked).
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

We also recognize our corporate responsibility to advance our Environmental Social and Governance (“ESG”) efforts and to be held accountable for making progress. We are making significant investments in our people, processes and systems to enable meaningful progress in areas including, but not limited to, environmental stewardship, employee safety, workplace diversity and inclusion, connecting with our communities, and strong governance and risk management. We are taking deliberate steps to fully integrate ESG into our enterprise strategy, our business system, and our daily actions.

In addition, we also set the following objectives for fiscal 2023:

•Make significant investments to advance our ESG initiatives (People & Technology);
•Drive a people-first culture through engagement, training and development opportunities;
•Perform extensive data collection and analysis to identify areas for improvement;
•Build upon our progress toward ESG targets and goals;
•Decrease our complexity to customers with an organizational restructure to a bi-regional structure;
•Further align with global carbon emissions reporting standards, including CDP and TCFD;
•Be more transparent with internal and external stakeholders through communications and public disclosures.

As we look forward to fiscal 2024 and beyond, we have additional plans that will continue to move our ESG initiatives forward. We continue to collect and analyze data to set realistic, yet challenging goals and be transparent about our progress against our commitments.

Raw Materials and Components

Our principal raw material and component purchases aggregated to approximately $365 million in fiscal 2023 (or 61% of Cost of product sold in fiscal 2023) and included steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements that are negotiated on a Company-wide basis through our global purchasing group. Generally, as we experience fluctuations in our costs, we reflect these increases in costs as price increases to our customers with the goal of being margin neutral. Currently, as a result of macroeconomic conditions, including rising inflation, we are continuing to experience higher raw material, freight, and logistics costs than we have seen in recent years, which we have been able to recover with pricing actions. In the future, we may not be able to pass on these cost increases to our customers.

Trademarks

We own or have the rights to use certain trademarks, service marks and trade names that are registered with the U.S. Patent and Trademark Office. Trademarks that are important in identifying and distinguishing our products include, but are not limited to, Hammerloks™ and Herc-Alloy™. We also own domain names, including our website, www.columbusmckinnon.com.

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
Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Health and Safety Administration ("OSHA") in the U.S. and others outside the U.S. and regulations thereunder. The penalties for any breach of these regulations can vary and may be substantial. We believe that we are in substantial compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results, financial condition, or liquidity.

See Note 16 to our March 31, 2023 consolidated financial statements included in Item 8 of this Form 10-K for more information on our matters involving litigation.

Available Information

Our internet address is www.columbusmckinnon.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K, and such content should not be considered part of this Form 10-K, unless expressly noted otherwise.

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

Many of the end-users of our products are in highly cyclical industries, such as manufacturing, power generation and distribution, commercial construction, oil and gas exploration and refining, transportation, agriculture, logging, and mining that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is cyclical and directly related to the level of production in their facilities, which changes as a result of changes in general macroeconomic conditions, including, among others, movements in interest rates, inflation, changes in currency exchange rates and higher fuel and other energy costs, and other factors beyond our control, and is vulnerable to economic downturns. Decreased capital and maintenance spending by these customers could have a material adverse effect on the demand for our products and our business, financial condition, and results of operations. In particular, higher interest rates could result in decreased demand for our products from end-users, which would have a material adverse effect on our business and results of operations, and concurrently result in higher interest expense related to borrowings under our credit facilities. In addition, inflation can also result in higher interest rates and negatively impact our results of operation. During an inflationary period, the costs of capital will often increase, and the purchasing power of our end users’ cash resources will decline, which can negatively affect demand from our customers. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. If there is deterioration in the general economy or in the industries we serve, our business, results of operations, and financial condition could be materially adversely affected. Furthermore, even if demand for our products improves, it is difficult to predict whether any improvement represents a long-term improving trend or the extent or timing of improvement. There can be no assurance that historically improving cycles are representative of actual future demand. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our New Revolving Credit Facility (as defined herein) and limits our ability to make accurate long-term predictions about the performance of our Company.

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

Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, on our ability to successfully execute our acquisition strategy, and the successful integration of acquired businesses into our existing business. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Furthermore, the price we pay for any business acquired may overstate the value of that business or otherwise be too high. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the United States.

We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully integrate acquired businesses into our existing business or expand into new markets, our sales and earnings growth could be reduced. Inherent in connection with any acquisition is the risk of transitioning company cultures and facilities and the corresponding risk of management and employee turnover. In addition, the focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses. The failure to efficiently and effectively achieve such transitions could increase our costs and decrease our profitability. Furthermore, the failure to achieve the anticipated synergies of our recent significant acquisitions or recognize the anticipated market opportunities or integration from our recent acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

Our future operating results may be affected by price fluctuations and trade tariffs on steel, aluminum, and other raw materials purchased to manufacture our products. We may not be able to pass on increases in raw material costs to our customers.

The primary raw materials used in our chain, forging and crane building operations are steel, aluminum, and other raw materials such as motors, electrical and electronic components, castings and machined parts and components. The industries that produce these critical components and materials are also themselves highly cyclical and at times pricing and availability can be volatile due to a number of factors beyond our control, including general economic conditions, inflation, labor costs, competition, import duties, tariffs, and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices and trade tariffs, competitive conditions will determine how much of the price increases we can pass on to our customers. In the future, to the extent we are unable to pass on any steel, aluminum, or other raw material price increases to our customers, our profitability could be adversely affected.

Our results of operations could materially suffer if we are unable to obtain sufficient pricing for our products and service to meet our profitability expectations.

If we are unable to obtain favorable pricing for our products and services in a timely manner, our revenues and profitability could materially suffer. For example, current conditions in our supply chain have resulted in rapid increases in the prices for the raw materials we use. Furthermore, the prices we are able to charge for our products and services are affected by a number of other factors, including:

•general economic and political conditions;
•our customers' desires to reduce their costs;
•the competitive environment;
•our ability to accurately estimate our costs, including our ability to estimate the impact of inflation on our costs over long-term contracts; and
•the procurement practices of our customers.

Our inability to pass increased prices along to our customers in a timely manner could have a material adverse effect on our business, financial condition or results of operations.

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

In an effort to mitigate these risks, in some cases, we have incurred higher costs to secure available inventory, or have extended or placed non-cancellable purchase commitments with suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. While we may attempt to recover the increased costs through price increases to our customers, we may be unable to mitigate the effect on our results of operations. We have also multi-sourced and pre-ordered components and raw materials inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. Despite our attempts to mitigate the impact on our business, these constrained supply conditions are expected to adversely impact our costs of goods sold. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials for our suppliers could further delay or inhibit our ability to obtain supply of components and raw materials and produce finished goods. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our growth, gross margin and financial results. These types of negative financial impacts on our business may become more acute as supply chain pressures increase.

Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of March 31, 2023 was $309 million. Our backlog can be significantly affected by the timing of orders for large projects, and the amount of our backlog at March 31, 2023 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform under their existing purchase orders or contracts or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled orders could negatively impact our sales and results of operations.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, although on November 30, 2020 it announced that it had extended the period in which it will continue to publish certain LIBOR tenors, including three-month LIBOR, to December 31, 2024. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after December 31, 2024, or whether different benchmark rates used to price indebtedness will develop. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly. The interest rate on the Company’s Term Loan B (as defined herein) and New Revolving Credit Facility have a variable component that is based on LIBOR. The phase-out of LIBOR may negatively impact the terms of our outstanding indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.

In connection with the completion of the acquisitions of Dorner and Garvey, our indebtedness has increased significantly. We expect to incur additional indebtedness with the acquisition of montratec expected to close on May 31, 2023. Our indebtedness could limit our cash flow available for operations and our flexibility.

In connection with the completion of the acquisition of Dorner and Garvey, our indebtedness has increased significantly. In connection with the Dorner acquisition, we incurred debt of $450,000,000 under the Term Loan B, following our equity offering of $207,000,000 in May 2021. Additionally, in connection with the completion of the Garvey acquisition, the Company incurred another $75,000,000 of Term Loan B indebtedness through the exercise of an accordion feature under the terms of our First Lien Facilities Credit Agreement. As of March 31, 2023, we had approximately $100,000,000 available for borrowing under the New Revolving Credit Facility (before deducting approximately $15,104,000 of letters of credit outstanding as of March 31, 2023). Further, our potential fiscal 2024 acquisition of montratec has increased our indebtedness.

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
•inability to comply with covenants in, and potential for default under, our debt instruments
•we may be rendered more vulnerable to general adverse economic and industry conditions;
•we may be unable to pay off in full or refinance any of our indebtedness at maturity;
•our credit ratings may be downgraded; and
•we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may be unable to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may be inadequate to meet any debt service obligations then due.

Furthermore, we may be able to incur substantial additional indebtedness in the future. The terms of our debt instruments do not fully prohibit us from doing so. This could further exacerbate the risks that we face.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.
We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, Hungary, Malaysia and Russia. In addition, we import a portion of our hoist product line from Asia and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2023, approximately 39% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, differing protections of intellectual property, trade barriers, labor unrest, geopolitical conflicts, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.
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

In addition, in connection with Russia’s invasion of Ukraine, the U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against Russia and certain Russian organizations and individuals, with similar actions either implemented or planned by the European Union and the U.K. and other jurisdictions. While the Company’s business operations relating to Russia constitute an immaterial part of the Company’s overall business, we may decide to, or be required to, exit from our operations in Russia in their entirety, which could result in a loss of revenues from our Russian operations (approximately $167,000 for the fiscal year ended March 31, 2023) or may necessitate the need to incur a bad debt reserve or an asset write-off related to our Russian operations. Furthermore, there is no guarantee that the current Russian invasion of Ukraine will not draw military intervention from other countries or further retaliation from Russia, which, in turn, could lead to a much larger conflict. If such escalation should occur, supply chain, trade routes and markets currently served by the Company could be adversely affected. In addition, a further escalation could disrupt the supply of oil and natural gas in Europe, impacting our ability to operate our European manufacturing facilities, which, in turn, could materially adversely affect the Company’s business operations and financial performance.

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
Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $367,025,000 in our fiscal year ended March 31, 2023) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

We are subject to debt covenant restrictions.
Our Term Loan B and New Revolving Credit Facility contain a financial leverage covenant, which will only be tested if any extensions of credit (other than letters of credit) are outstanding under the New Revolving Credit Facility at the end of any fiscal quarter, and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage covenant in our bank credit facilities. Other material adverse changes in our business could also cause us to be in default of our debt covenants. Any breach of any such covenants or restrictions would result in a default under such agreement that could result in our being unable to borrow under our bank credit facilities and would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans to us. In such an event, the Company would need to modify or restructure all or a portion of its indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

Legal Risks

Our products involve risks of personal injury and property damage, which exposes us to potential liability.
Our business exposes us to possible claims for personal injury or death, property damage or economic loss resulting from the products that we sell and to potential warranty, contractual or other claims. These product liability risks are inherent in the design, manufacture and sale of our products. Our products are complex and may contain defects, errors, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system or item of equipment. Further, because of the complexity of our products, defects or errors might only be detected when the products are in use. As a result, we could experience material product liability or warranty costs in the future and incur significant costs to defend ourselves against associated claims. Development of new products increases complexity and adds risk to manufacturing reliability, and increases the likelihood of product defects or errors. In addition, defects in our products could result in failure to achieve market acceptance, a shifting of business to our competitors, and litigation or regulatory action against us, and could harm our reputation or the reputation of the various brands under which we sell our products, our relationships with customers and our ability to attract new customers, as well as the perceptions of our brands. Other potential adverse impacts of product defects include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments.

We maintain insurance through a combination of self-insurance retentions and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that are in excess of insurance coverage could have a material adverse effect on our results, financial condition, or liquidity. In addition, warranty and certain other claims are not typically covered by insurance.

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2023 consolidated financial statements included in Item 8 of this Form 10-K.
As indicated above, our self-insurance coverage is provided through our captive insurance subsidiary. The reserves of our captive insurance subsidiary are subject to periodic adjustments based upon actuarial evaluations, which adjustments impact our overall results of operations and financial condition. These periodic adjustments can be favorable or unfavorable.

We are subject to various environmental laws, which may require us to expend significant capital, incur substantial cost and could lower our margins.
Our operations and facilities are subject to various federal, state, local, and foreign requirements relating to the protection of the environment, including those governing the discharges of pollutants in the air and water, the generation, management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Increased public awareness and concern regarding climate change and other ESG matters at numerous levels of government in various jurisdictions may lead to additional international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly. We have made, and will continue to make, expenditures to comply with such requirements. Violations of, or liabilities under, environmental laws and regulations, or changes in such laws and regulations (such as the imposition of more stringent standards for discharges into the environment), could result in substantial costs to us, including operating costs and capital expenditures, fines and civil and criminal sanctions, third party claims for property damage or personal injury, clean-up costs, or costs relating to the temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years, and we have remediated contamination at some of our facilities. Over time, we and other predecessor operators of such facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. Additional environmental liabilities could exist, including clean-up obligations at these locations or other sites at which materials from our operations were disposed, which could result in substantial future expenditures that cannot be currently quantified and which could reduce our profits or have an adverse effect on our financial condition, operations, or liquidity.
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

Climate change resulting from increased concentrations of greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires, droughts or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may impact operational costs. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Furthermore, the potential physical impacts of climate change on our customers, and therefore on our operations, are speculative and highly uncertain, and would be particular to the circumstances developing in various geographical regions.

Concern over climate change will likely result in new legal or regulatory requirements designed to reduce greenhouse gas emissions and mitigate the effects of climate change. Further, our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements. These requirements could result in a need to change our manufacturing processes or product offerings, or undertake other activities which may require us to incur additional expense. In addition, we may experience increased compliance burdens and operational costs and raw material sourcing, manufacturing operations and the distribution of our products may be adversely affected. Moreover, we may not be able to timely meet these requirements due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to meet anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulations will not have a negative competitive impact or that economic returns will reflect our investments in new product development. There also continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. These factors may impact the demand for our products, obsolescence of certain products and adversely affect our results of operations. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns in areas such as climate change and supply chain management could materially adversely affect our business and reputation.

Our business operations may be adversely affected by information technology systems interruptions or intrusion.

We depend on various information technology systems throughout our Company to administer, store, and support multiple business activities, including to process the data we collect, store and use in connection with our business. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. Our information technology systems may be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages and security breaches (including destructive malware such as ransomware) resulting in unauthorized access or cyber-attacks. As the breadth and complexity of our information technology systems continue to grow, including as a result of the increasing reliance on, and use of, mobile technologies and cloud-based services, the risk of security incidents and cyberattacks has increased. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to known or unknown cybersecurity threats, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

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

We operate in many different jurisdictions, and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

We maintain our corporate headquarters in Buffalo, New York (an owned property) and, as of March 31, 2023, conducted our principal manufacturing at the following facilities:

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

In addition, we have a total of 47 sales offices, distribution centers, and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

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

See Note 16 to our March 31, 2023 consolidated financial statements included in Item 8 of this Form 10-K for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol "CMCO." As of April 30, 2023, there were 333 holders of record of our common stock.

During fiscal 2023, the Company declared quarterly cash dividends totaling $8,014,000. On March 21, 2023, the Company's Board of Directors declared a regular quarterly dividend of $0.07 per common share. The dividend was paid on May 15, 2023 to shareholders of record as of May 5, 2023 and totaled approximately $2,005,000.

Our First Lien Facilities Credit Agreement allows for the declaration and payment of dividends, subject to specified limitation as set forth in our First Lien Facilities Credit Agreement. We expect to continue to pay dividends in fiscal 2024 at our historical rates.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2023 by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in thousands)[1]
January 1 - 31, 2023	—	$—	—
February 1 - 28, 2023	—	$—	—
March 1 - 31, 2023	—	$—	—
Total	—	$—	—	$19,000
1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of March 31, 2023, approximately $19 million of shares of common stock of the Company remains available repurchase under the current authorization plan. There were no repurchases made in the quarter ended March 31, 2023.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials Index.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2018 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

This Performance Graph shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act or incorporate by reference into any of our filings under the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$150
$100
$50
$0
3/18
3/19
3/20
3/21
3/22
3/23
Columbus McKinnon Corporation
S&P SmallCap 600 Index
Dow Jones US Diversified Industrials Index

*$100 invested on 3/31/18 in stock or index, including reinvestment of dividends.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 148-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In accordance with our strategic framework, we are building out our business system ("CMBS") and growth framework to be market-led, customer-centric, and operationally excellent with our people and values at the core. We believe this will transform Columbus McKinnon into a top-tier Intelligent Motion Solutions company. We expect our strategy will enhance shareholder value by growing sales, expanding EBITDA margins and increasing our return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 39% derived from customers outside the U.S. for the year ended March 31, 2023. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

In fiscal 2022, the Company completed its acquisitions of Dorner and Garvey. Dorner is a leading supplier to the stable life sciences, food processing, and consumer packaged goods markets as well as the high growth industrial automation and e-commerce sectors. Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner. The acquisitions of Dorner and Garvey accelerate the Company’s shift to intelligent motion.

In April 2023, the Company announced that it had entered into a definitive agreement to acquire montratec GmbH ("montratec"), a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement both Dorner and Garvey, and further the Company's shift to intelligent motion and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

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

Our principal raw materials and components purchases were approximately $365 million in fiscal 2023 (or 61% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. Currently, as a result of global inflation, we are experiencing higher raw material costs and availability issues for select raw materials and components. To date, we have raised prices to our customers to cover these increased raw material costs and are working with our supply base to prioritize shipments and improve availability of key components.

We operate in a highly competitive and global business environment. We see a variety of opportunities in our markets and geographies, including trends toward automation and increasing labor productivity and the expansion of market opportunities in Asia and other emerging markets. While we execute our long-term growth strategy, we are supported by our strong free cash flow as well as our liquidity position and flexible debt structure.

RESULTS OF OPERATIONS

The following discussion is a comparison between fiscal 2023 and fiscal 2022 results. For a discussion of our results of operations for fiscal 2022 compared to fiscal 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on May 25, 2022.

Fiscal 2023 Compared to Fiscal 2022

Fiscal 2023 sales were $936,240,000, an increase of 3.3%, or $29,685,000 compared with fiscal 2022 sales of $906,555,000. Sales for the fiscal year were positively impacted by $22,436,000 of incremental sales from the Garvey acquisition as well as price increases of $46,987,000.  Offsetting these increases were $9,154,000 in decreased sales volume and unfavorable foreign currency translation of $30,584,000.

Gross profit was $342,099,000 and $315,730,000 or 36.5% and 34.8% of net sales in fiscal 2023 and 2022, respectively.  The fiscal 2023 increase in gross profit of $26,369,000 or 8.4% is the result of the $22,614,000 of price increases net of material inflation, $9,521,000 in gross profit as a result of the acquisition of Garvey, $7,663,000 of prior year acquisition amortization for inventory step up, backlog and integration costs that did not reoccur, $2,850,000 from a prior year product liability settlement which did not reoccur, $1,606,000 of prior year business realignment costs that did not reoccur, $674,000 of decreased product liability costs, and $629,000 of decreased tariffs offset by $5,019,000 of decreased productivity net of other cost changes and $3,365,000 from lower sales volumes. The translation of foreign currencies had a $10,804,000 unfavorable impact on gross profit for the year ended March 31, 2023.

Selling expenses were $102,528,000 and $99,187,000, or 11.0% and 10.9% of net sales in fiscal years 2023 and 2022. Selling expense increased $2,417,000 as a result of the Garvey acquisition, $2,250,000 as the result of increased business realignment costs, and $2,744,000 from increased travel and trade show expenses. Foreign currency translation had a $4,095,000 favorable impact on selling expenses.

General and administrative expenses were $94,794,000 and $102,128,000 or 10.1% and 11.3% of net sales in fiscal 2023 and 2022, respectively. The decrease in general and administrative expenses was due to a net decrease of $8,960,000 in acquisition and deal integration costs and a decrease of $1,495,000 in stock-based compensation expense. The decrease in stock-based compensation expense was the result of the performance condition not being fully met on the Company's fiscal 2021 performance shares. Partially offsetting these decreases were $1,989,000 of higher general and administrative expenses incurred by the Garvey acquisition including the accrual of additional contingent consideration as discussed in Note 3 of the financial statements and $1,667,000 of higher net business realignment costs. Foreign currency translation had a $2,220,000 favorable impact on general and administrative expenses for the year ended March 31, 2023.

Research and development expenses were $20,935,000 and $15,351,000 in fiscal 2023 and 2022, respectively. As a percentage of consolidated net sales, research and development expenses were 2.2% and 1.7% in fiscal 2023 and 2022. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles were $26,001,000 and $25,283,000 in fiscal 2023 and 2022, respectively, with the increase related to new intangible assets recorded from the Garvey acquisition.
Interest and debt expense was $27,942,000 and $20,126,000 in fiscal 2023 and 2022, respectively. The increase is related to higher interest rates, as well as increased borrowings to finance the Garvey acquisition.

The Company incurred $14,803,000 in Cost of debt refinancing in 2022. As described in Note 12 to our March 31, 2023 consolidated financial statements, this was a result of the Dorner acquisition and related refinancing during fiscal 2022. There were no similar expenses incurred in fiscal 2023.

Investment income of $315,000 and $46,000, in fiscal 2023 and 2022, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7 to our March 31, 2023 consolidated financial statements.

Foreign currency exchange resulted in a gain of $2,189,000 and a loss $1,574,000 in fiscal 2023 and 2022, respectively. This favorable change was due to the recent strengthening of the Euro in comparison to the U.S. Dollar.

Other income was $2,072,000 in fiscal 2023 and $1,122,000 in fiscal 2022. As described in Note 13, the increase in Other income is primarily related to a tax indemnification reimbursement received from STAHL's former owners in accordance with the share purchase agreement.

Income tax expense as a percentage of income from continuing operations before income tax expense was 35.0% and 22.9% in fiscal 2023 and 2022, respectively. Typically these percentages vary from the U.S. statutory rate of 21% due to varying effective tax rates at the Company's foreign subsidiaries and the jurisdictional mix of income for these subsidiaries.

In fiscal 2023, the rate was unfavorably impacted 3 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of Stahl Cranesystems GmbH (“STAHL"). In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Consolidated Statements of Operations. The tax rate also reflects an unfavorable impact of 2 percentage points due to the recording of a U.S. state tax valuation allowance. The valuation allowance primarily relates to changes in the Company’s expectations regarding its ability to more likely than not utilize certain state net operating losses prior to their expiration. The tax rate was also unfavorably affected by non-deductible compensation and U.S. taxes on foreign earnings. These increased the rate by 2 percentage points each.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $133,426,000 and $115,640,000, at March 31, 2023 and 2022, respectively.

Cash flow from operating activities

Net cash provided by operating activities was $83,636,000 and $48,881,000 in fiscal 2023 and 2022, respectively. In fiscal 2023, net income of $48,429,000 and non-cash adjustments to net income of $61,111,000 were the largest contributors. Of the non-cash adjustments, $41,947,000 was depreciation and amortization and $10,425,000 was stock-based compensation. Net working capital increases reduced operating cash flows by $12,092,000, which included an increase of $9,087,000 in inventories as the Company increased inventory due to continuing supply chain constraints and a $13,964,000 decrease in accounts payable as the Company purchased less inventory in the final month of fiscal 2023 compared to fiscal 2022. This was partially offset by an increase in accrued liabilities of $9,150,000. The increase in accrued liabilities is primarily related to an increase in customer down payments. In addition non-current liabilities decreased by $13,689,000. The decrease in non-current liabilities primarily consists of $8,872,000 in cash paid for amounts included in the measurement of operating lease liabilities in fiscal 2023.

Cash flow from investing activities

Net cash used for investing activities was $13,932,000 and $554,311,000 in fiscal 2023 and 2022, respectively. In fiscal 2023, the most significant uses of cash in investing activities was $12,632,000 in capital expenditures and $1,616,000 related to a working capital adjustment for the Garvey acquisition described in Note 3 of the financial statements.

Cash flow from financing activities

Net cash used for financing activities was $49,987,000 in fiscal 2023 compared to net cash provided by financing activities of $420,700,000 in fiscal 2022. In fiscal 2023, the most significant uses of cash were $40,550,000 in the repayment of debt and $8,008,000 in dividend payments.

We believe that our cash on hand, cash flows, and borrowing capacity under our First Lien Facilities (as defined below) will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries. Additionally, we expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes. As of March 31, 2023, $74,694,000 of cash and cash equivalents were held by foreign subsidiaries.

As discussed in Note 3 of the financial statements, the Company announced in April 2023 that it entered into an agreement to acquire montratec. The acquisition is expected to close on May 31, 2023. To finance the montratec acquisition, the Company expanded its New Revolving Credit Facility by $75 million. The Company has drawn on the expanded New Revolving Credit facility to initially fund the acquisition on May 31, 2023. In addition, the Company plans to raise approximately $50 million in additional debt by June 30, 2023 through the securitization of certain of the Company's U.S. customer accounts receivable balances. The Company intends to use these proceeds to partially repay borrowings under its New Revolving Credit Facility. Please refer to Note 3 of the financial statements for additional information related to the montratec acquisition.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2023 and 2022 were $12,632,000 and $13,104,000, respectively. Excluded from fiscal 2023 capital expenditures is $624,000 and $329,000, in property, plant and equipment purchases included in accounts payable at March 31, 2023 and 2022, respectively. We expect capital expenditure spending in fiscal 2024 to range from $30,000,000 to 40,000,000. The increase in expected capital expenditures is related to investments to create a machining center of excellence.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $644,629,000 as of March 31, 2023 is subject to impairment testing. We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have three reporting units, Duff-Norton, Rest of Products and Precision Conveyance, and have goodwill totaling $9,699,000, $306,988,000, and $327,942,000, respectively, at March 31, 2023. The Precision Conveyance group was new in fiscal 2022 with the acquisitions of Dorner and Garvey (refer to Note 3).

Annual Goodwill Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. We also proceed to the quantitative model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test. We performed the qualitative assessment as of February 28, 2023 and determined the quantitative test should be performed for the Rest of Products, Precision Conveyance, and Duff Norton due to volatility in our stock price and changes in our business during fiscal 2023. We also performed sensitivities and other analysis and determined that goodwill is not impaired as of March 31, 2023.

In order to perform the quantitative impairment tests for the Rest of Products, Precision Conveyance and Duff Norton reporting units, we use the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, and the weighted-average cost of capital. Management projects discounted cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five to seven-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The weighted-average cost of capital utilized for each reporting unit reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

Rest of Products Reporting Unit

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The compound annual growth rate for revenue during the first seven years of our projections was approximately 6.73% for the Rest of Products reporting unit. The terminal value was calculated assuming a projected growth rate of 3.0% after seven years. These rates reflect our estimate of long-term growth into perpetuity and approximates the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting unit was determined to be 11.8% for the Rest of Products reporting unit. This was estimated based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Rest of Products reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $15,100,000 and an increase in the weighted-average cost of capital by 50 basis points would result in a decrease in fair market value by $29,000,000 for the Rest of Products reporting unit. Even with such changes, the fair value of the reporting unit would be greater than its net book value as of February 28, 2023, therefore indicating no impairment.

Precision Conveyance

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The compound annual growth rate for revenue during the first seven years of our projections was approximately 9.82% for the Precision Conveyance reporting unit. This reflects the higher expected growth rates on our conveyor business compared to our other businesses. The terminal value was calculated assuming a projected growth rate of 3.0% after seven years. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 13.2% for the Precision Conveyance reporting unit. This was estimated based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Precision Conveyance reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $9,300,000 and an increase in the weighted-average cost of capital by 50 basis points would result in a decrease in fair market value by $16,600,000 for the Precision Conveyance reporting unit. Even with such changes, the fair value of the reporting unit would be greater than its net book value as of February 28, 2023, therefore indicating no impairment.

Duff-Norton Reporting Unit

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The compound annual growth rate for revenue during the first five years of our projections was approximately 9.14% for the Duff-Norton reporting unit. The terminal value was calculated assuming a projected growth rate of 3.5% after five years. These rates reflect our estimate of long-term growth into perpetuity and approximate the long-term gross domestic product growth expected on a global basis as well as our normal annual price increases. The estimated weighted-average cost of capital for the reporting units was determined to be 10.4% for the Duff-Norton reporting unit. This was estimated initially based on the Company's consolidated weighted-average cost of capital and increased for additional market risk. We also consider any additional risk of the Duff-Norton reporting unit achieving its forecast, and adjust the weighted-average cost of capital applied when determining the reporting unit’s estimated fair value. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests. For example, a decline in the terminal growth rate by 50 basis points would decrease fair market value by $8,900,000 and an increase in the weighted-average cost of capital by 50 basis points would result in a decrease in fair market value by $12,200,000 for the Duff-Norton reporting unit. Even with such changes, the fair value of the reporting unit would be greater than its net book value as of February 28, 2023, therefore indicating no impairment.

We further test our indefinite-lived intangible asset balance of $46,338,000 consisting of trademarks for acquisitions prior to fiscal 2023 on an annual basis for impairment. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value results in impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, we determined that the fair value of these trademarks exceeded their book values, and as such, no other impairment was recorded.

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

Commodity Price Risk

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

Foreign Currency Exchange Risk

In fiscal 2023, 39% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and Malaysia and sell our products in over 100 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our fiscal year 2017 acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $5,718,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency, which reduces the impact of a significant change in foreign exchange rates on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $4,488,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2023, the notional amount of this derivative was $115,780,000, and the contract matures on March 31, 2028. During fiscal 2022, the Company modified the cross currency swap by extending it to fiscal year 2028, matching the intercompany loan. The Company has concluded that the transaction to modify the cross currency swap, as well as the modified swap, maintained hedge accounting. The modified cross currency swap is considered to have an other than insignificant financing element. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its March 31, 2023 balance of AOCL, the Company expects to reclassify approximately $126,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2023, the notional amount of these derivatives was $5,743,000, and all contracts mature by March 31, 2024. From its March 31, 2023 balance of AOCL, the Company expects to reclassify approximately $68,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

Interest Rate Risk

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has three interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The third interest rate swap agreement was entered into in fiscal 2022 as a result of the additional debt incurred from the Dorner and Garvey acquisitions. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by February 28, 2025 and had a total notional amount of $273,591,000 as of March 31, 2023. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2023 balance of AOCL, the Company expects to reclassify approximately $5,450,000 out of AOCL, and into interest expense, during the next 12 months.

Item 8.        Financial Statements and Supplemental Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2023:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 25, 2023, expressed an unqualified opinion thereon.

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

Valuation of Goodwill for the Precision Conveyance Reporting Unit
Description of the Matter
At March 31, 2023, the Company’s goodwill was $664.6 million. The goodwill associated with the Precision Conveyance reporting unit amounted to $327.9 million as of March 31, 2023. As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is quantitatively tested, for impairment at least annually, or more frequently if circumstances warrant, at the reporting unit level. In its quantitative test, the Company applied a discounted cash flow method to estimate the fair value of its reporting unit which incorporated various assumptions, the most significant being projected revenue growth rates, EBITDA margins, the terminal growth rate and the discount rate.

Auditing management’s annual goodwill impairment assessment was complex and highly judgmental due to the significant estimation required to determine the fair value of the Precision Conveyance reporting unit. The fair value estimate for the Precision Conveyance reporting unit was sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows, in particular changes in the projected revenue growth rates, EBITDA margins, terminal growth rate and the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Precision Conveyance reporting unit, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used and testing the significant assumptions discussed above and the underlying data used in the impairment analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated the effects of changes to the Company’s customer base or product mix and other factors on the significant assumptions. We assessed the historical accuracy of management’s revenue forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We considered the relationship between the aggregate fair value of the Company’s reporting units and the Company’s market capitalization as of the annual impairment testing date.

Product Liabilities and Related Legal Costs
Description of the Matter
At March 31, 2023, the Company’s liability for asbestos-related product liability claims and related legal costs was $15.3 million. As discussed in Note 16 to the consolidated financial statements, the Company is involved in asbestos-related litigation the cost of which is paid through a wholly-owned captive insurance company.

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

To test the estimated liability for asbestos-related product liability claims, we performed audit procedures that included, among others, testing the completeness and accuracy of the asbestos-related claims data underlying the estimated liability. We compared forecasts of legal defense costs and dismissal ratios utilized by management in prior year reserve estimates to actual defense costs incurred and the actual ratios of asbestos claims asserted to claims dismissed. We inspected analyses prepared by the Company to support the current forecasts of defense costs and dismissal ratios. We inspected correspondence from the Company’s internal counsel as to the number and status of outstanding claims asserted and correspondence from external counsel to corroborate the information provided by management. We involved a specialist to assist with our procedures and to develop an independent range of asbestos-related product liability reserves, which we compared to the Company’s recorded amount.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1917, but we are unable to determine the specific year.

Buffalo, New York
May 25, 2023

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$133,176	$115,390
Trade accounts receivable, less allowance for doubtful accounts ($3,620 and $5,717, respectively)	151,451	147,515
Inventories	179,359	172,139
Prepaid expenses and other	32,254	31,545
Total current assets	496,240	466,589
Net property, plant, and equipment	94,360	97,926
Goodwill	644,629	648,849
Other intangibles, net	362,537	390,788
Marketable securities	10,368	10,294
Deferred taxes on income	2,035	2,313
Other assets	88,286	68,948
Total assets	$1,698,455	$1,685,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$76,736	$90,881
Accrued liabilities	124,317	118,187
Current portion of long-term debt and finance lease obligations	40,604	40,551
Total current liabilities	241,657	249,619
Term loan and finance lease obligations	430,988	470,675
Other non-current liabilities	192,013	192,610
Total liabilities	864,658	912,904
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 28,611,721 and 28,517,333 shares issued and outstanding	286	285
Treasury Stock	(1,001)	—
Additional paid-in capital	515,797	506,074
Retained earnings	356,758	316,343
Accumulated other comprehensive loss	(38,043)	(49,899)
Total shareholders’ equity	833,797	772,803
Total liabilities and shareholders’ equity	$1,698,455	$1,685,707

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2023	2022	2021
	(In thousands, except per share data)
Net sales	$936,240	$906,555	$649,642
Cost of products sold	594,141	590,825	429,417
Gross profit	342,099	315,730	220,225
Selling expenses	102,528	99,187	76,907
General and administrative expenses	94,794	102,128	76,035
Research and development expenses	20,935	15,351	12,405
Amortization of intangibles	26,001	25,283	12,623
Income from operations	97,841	73,781	42,255
Interest and debt expense	27,942	20,126	12,081
Cost of debt refinancing	—	14,803	—
Investment (income) loss, net	(315)	(46)	(1,693)
Foreign currency exchange loss (gain), net	(2,189)	1,574	941
Other (income) expense, net	(2,072)	(1,122)	20,850
Income before income tax expense	74,475	38,446	10,076
Income tax expense	26,046	8,786	970
Net income	$48,429	$29,660	$9,106

Average basic shares outstanding	28,600	28,040	23,897
Average diluted shares outstanding	28,818	28,401	24,173

Basic income per share	$1.69	$1.06	$0.38

Diluted income per share	$1.68	$1.04	$0.38

Dividends declared per common share	$0.28	$0.25	$0.24

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2023	2022	2021
	(In thousands)
Net income	$48,429	$29,660	$9,106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,273)	(6,303)	12,583
Pension liability adjustments, net of taxes of $(3,678), $(5,282) and $(13,261)	8,058	16,286	41,571
Other post retirement obligations adjustments, net of taxes of $16, $48, and $(12)	(66)	(153)	38
Split-dollar life insurance arrangement adjustments, net of taxes of $(73), $(45), and $(24)	251	180	76
Change in derivatives qualifying as hedges, net of taxes of $(2,636), $(39), and $(8)	7,886	77	96
Total other comprehensive income (loss)	11,856	10,087	54,364
Comprehensive income	$60,285	$39,747	$63,470

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2020	$238	$—	$287,256	$290,441	$(114,350)	$463,585
Net income 2021	—	—	—	9,106	—	9,106
Dividends declared	—	—	—	(5,745)	—	(5,745)
Change in foreign currency translation adjustment	—	—	—	—	12,583	12,583
Change in derivatives qualifying as hedges, net of tax of $(8)	—	—	—	—	96	96
Change in pension liability and postretirement obligations, net of tax of $(13,297)	—	—	—	—	41,685	41,685
Stock compensation - directors	—	—	540	—	—	540
Stock options exercised, 97,398 shares	2	—	1,971	—	—	1,973
Stock compensation expense	—	—	7,482	—	—	7,482
Restricted stock units released, 115,281 shares, net of shares withheld for minimum statutory tax obligation	—	—	(1,156)	—	—	(1,156)
Balance, March 31, 2021	$240	$—	$296,093	$293,802	$(59,986)	$530,149
Net income 2022	—	—	—	29,660	—	29,660
Dividends declared	—	—	—	(7,119)	—	(7,119)
Change in foreign currency translation adjustment	—	—	—	—	(6,302)	(6,302)
Change in derivatives qualifying as hedges, net of tax of $(39)	—	—	—	—	77	77
Change in pension liability and postretirement obligations, net of tax of $(5,279)	—	—	—	—	16,312	16,312
Issuance of 4,312,500 shares of common stock in May 2021 offering at $48.00 per share, net of issuance costs of $8,340	43	—	198,662	—	—	198,705
Stock compensation - directors	—	—	959	—	—	959
Stock options exercised, 105,132 shares	1	—	2,654	—	—	2,655
Stock compensation expense	—	—	10,287	—	—	10,287
Restricted stock units released, 115,402 shares, net of shares withheld for minimum statutory tax obligation	1	—	(2,581)	—	—	(2,580)
Balance, March 31, 2022	$285	$—	$506,074	$316,343	$(49,899)	$772,803
Net income 2023	—	—	—	48,429	—	48,429
Dividends declared	—	—	—	(8,014)	—	(8,014)
Change in foreign currency translation adjustment	—	—	—	—	(4,273)	(4,273)
Change in derivatives qualifying as hedges, net of tax of $(2,636)	—	—	—	—	7,886	7,886
Change in pension liability and postretirement obligations, net of tax of $(3,735)	—	—	—	—	8,243	8,243
Stock compensation - directors	—	—	1,194	—	—	1,194
Stock options exercised, 32,158 shares	—	—	713	—	—	713
Stock compensation expense	—	—	9,231	—	—	9,231
Treasury stock purchased, 31,085 shares	—	(1,001)	—	—	—	(1,001)
Restricted stock units released, 93,315 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,415)	—	—	(1,414)
Balance, March 31, 2023	$286	$(1,001)	$515,797	$356,758	$(38,043)	$833,797

 See accompanying notes.

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2023	2022	2021
Operating activities:	(In thousands)
Net income	$48,429	$29,660	$9,106
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	41,947	41,924	28,153
Deferred income taxes and related valuation allowance	(300)	(1,969)	(8,704)
Net loss (gain) on sale of real estate, investments and other	(54)	136	(1,594)
Stock-based compensation	10,425	11,246	8,022
Amortization of deferred financing costs	1,721	1,703	2,646
Loss (gain) on hedging instruments	(438)	853	—
Cost of debt refinancing	—	14,803	—
Loss on retirement of fixed asset	175	—	—
Non-cash pension settlement expense (See Note 13)	—	—	19,038
Gain on sale of building (See Note 3)	(232)	(375)	(2,638)
Non-cash lease expense	7,867	7,945	7,447
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	(4,858)	(18,988)	21,472
Inventories	(9,087)	(40,201)	20,659
Prepaid expenses and other	6,667	(47)	(5,128)
Other assets	(123)	25	874
Trade accounts payable	(13,964)	12,681	10,343
Accrued liabilities	9,150	696	(3,174)
Non-current liabilities	(13,689)	(11,211)	(7,632)
Net cash provided by (used for) operating activities	83,636	48,881	98,890

Investing activities:
Proceeds from sales of marketable securities	3,651	4,434	5,111
Purchases of marketable securities	(4,021)	(7,130)	(4,945)
Capital expenditures	(12,632)	(13,104)	(12,300)
Proceeds from sale of building, net of transaction costs	373	461	5,453
Proceeds from insurance reimbursement	—	482	100
Dividend received from equity method investment	313	324	587
Proceeds from sale of fixed assets	—	—	446
Purchase of businesses, net of cash acquired (See Note 3)	(1,616)	(539,778)	—
Net cash provided by (used for) investing activities	(13,932)	(554,311)	(5,548)

Financing activities:
Proceeds from issuance of common stock	713	2,655	1,973
Borrowings under line-of-credit agreements	—	—	25,000
Payments under line-of-credit agreements	—	—	(25,000)
Purchases of treasury stock	(1,001)	—	—
Repayment of debt	(40,550)	(477,846)	(4,450)
Fees paid for revolver extension	—	—	(826)
Proceeds from issuance of long-term debt	—	725,000	—
Proceeds from equity offering	—	207,000	—
Fees related to debt and equity offering	—	(26,184)	—
Cash inflows from hedging activities	24,495	19,417	—
Cash outflows from hedging activities	(24,221)	(20,206)	—
Payment of dividends	(8,008)	(6,562)	(5,733)
Other	(1,415)	(2,574)	(1,153)
Net cash provided by (used for) financing activities	(49,987)	420,700	(10,189)
Effect of exchange rate changes on cash	(1,931)	(2,007)	4,524
Net change in cash and cash equivalents	17,786	(86,737)	87,677
Cash, cash equivalents, and restricted cash at beginning of year	115,640	202,377	114,700
Cash, cash equivalents, and restricted cash at end of year	$133,426	$115,640	$202,377

Supplementary cash flows data:
Interest paid	$26,089	$18,823	$9,451
Income taxes paid, net of refunds	$22,032	$9,767	$10,186
Property, plant and equipment purchases included in trade accounts payable	$624	$329	$730
Restricted cash presented in Other assets	$250	$250	$250
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.     Description of Business

Columbus McKinnon Corporation (the "Company") is a leading worldwide designer, manufacturer, and marketer of intelligent motion solutions that efficiently and ergonomically move, lift, position, and secure materials. Key products include hoists, crane components, precision conveyor systems, accumulation tables, rigging tools, light rail workstations, and digital power and motion control systems. The Company is focused on commercial and industrial applications that require the safety and quality provided by its superior design and engineering know-how. The Company’s targeted market verticals include general industrial, construction and infrastructure, mining, oil & gas, energy, aerospace, transportation, automotive, heavy equipment manufacturing, and entertainment.

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels and, to a lesser extent, directly to end-users. During fiscal 2023, approximately 61% of sales were to customers in the United States.
2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in Selling expense in the Consolidated Statements of Operations. Advertising expenses were $2,342,000, $2,410,000, and 999,000 in fiscal 2023, 2022, and 2021, respectively.

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

Equity Method Investment

The Company has an investment in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia, whose principal activity is to manufacture various electrical overhead traveling cranes. This investment represents a minority ownership interest that is accounted for under the equity method of accounting since the Company has significant influence over the investee. As a result, the Company records its portion of the gains and losses incurred by this entity in Investment (income) loss in the Consolidated Statements of Operations.

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  As of March 31, 2023, the Company’s one segment is subdivided into three reporting units. An impairment charge is recorded if the carrying value is greater than the reporting unit's fair value.

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

In order to perform the quantitative impairment tests for the Rest of Products, Precision Conveyance and Duff Norton reporting units, the Company uses the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, the terminal growth rate, and the weighted-average cost of capital. The Company projects discounted cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five to seven-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The weighted-average cost of capital utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

The Company performed its qualitative assessment as of February 28, 2023 and determined that the quantitative goodwill impairment test was required for the Rest of Products, Duff-Norton and Precision Conveyance reporting units. Based on results of the quantitative impairment test for the reporting units, the Company determined the fair value was not less than its carrying value. Refer to Note 5 for valuation techniques and significant inputs and Note 9 for further discussion of goodwill and intangibles.and intangible assets.

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

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics, and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses management estimates, discounted cash flow calculations, and appraisals where necessary. There were no indicators of impairment related to long-lived assets in the current year.

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

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our acquisitions) are tested for impairment on an annual basis. When the Company evaluates the potential for impairment of intangible assets, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment we determined that economic factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test. We performed the quantitative test as of February 28, 2023 and determined that the trademarks were not impaired. Refer to Note 9 for further details.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost of approximately 37% of inventories at March 31, 2023 and 35% at March 31, 2022 have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

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

Research and Development

Consistent with prior periods, the Company continues to account for research and development expenses in accordance with the provisions of ASC 730 and are expensed as incurred.

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

Warranties

The Company offers warranties for certain products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. As noted in Note 4 to the financial statements, the Company offers standard warranties which are typically 12 months in duration for standard products and 24 to 36 months for custom engineered products. These are assurance-type warranties that do not qualify as separate performance obligations under ASC 606. The Company estimates the costs that may be incurred under its standard warranties, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim. Changes in the Company’s product warranty accrual are as follows:

	March 31,
	2023	2022
Balance at beginning of year	$2,173	$3,328
Accrual for warranties issued	1,199	1,274
Warranties settled	(1,489)	(2,538)
Foreign currency translation	(56)	109
Balance at end of year	$1,827	$2,173
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

In addition, the Company incurred acquisition integration and deal expenses in the amount of $8,908,000 in the year ended March 31, 2022, which are included in General and administrative expenses. The Company also incurred $970,000 in costs related to a transaction bonus that was paid 45 days after the acquisition date to key personnel of which $521,000 has been recorded as part of Cost of products sold, $350,000 has been recorded as part of Selling expenses, $74,000 has been recorded as part of General and administrative expenses, and $25,000 has been recorded as part of Research and development expenses in

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

the year ended March 31, 2022. In addition, the Company incurred immaterial acquisition and deal costs in the year ended March 31, 2023.

To finance the Dorner acquisition, on April 7, 2021 the Company entered into a $750,000,000 credit facility ("First Lien Facilities") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), PNC Capital Markets LLC ("PNC"), and Wells Fargo Securities LLC ("Wells Fargo"). The First Lien Facilities consist of a revolving facility (the “New Revolving Credit Facility”) in an aggregate amount of $100,000,000 and a $650,000,000 First Lien Term Facility ("Bridge Facility"). Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver (as defined below). See Note 12, Debt, for further details on the Company's new debt agreement and subsequent equity offering.

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

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$8,058
Working Capital	20,218
Property, plant, and equipment, net	26,104
Intangible assets	190,000
Other assets	658
Other liabilities	(896)
Finance lease liabilities	(14,582)
Deferred and other taxes, net	(35,689)
Goodwill	$287,141
Total	$481,012

See Note 5 for assumptions used in determining the fair values of the intangible assets acquired.

On December 1, 2021, the Company completed its acquisition of Garvey Corporation ("Garvey") for $67,347,000 including $907,000 in cash acquired, after an adjustment for working capital finalized in fiscal 2023 for $1,616,000, and subject to a $2,000,000 contingent payment that only becomes payable if (a) the EBITDA target set forth in the Purchase Agreement for the twelve-month period commencing on the month immediately following closing is achieved and (b) a specific current executive of Garvey remains employed with Garvey until at least March 31, 2023. During the December 31, 2022 quarter, the EBITDA target measurement period was completed. Garvey's actual EBITDA exceeded the projected EBITDA as of the opening Balance Sheet. As such, the Company recorded an adjustment for $1,230,000 which increased the contingent consideration liability and general and administrative expenses during December 2022. As both targets were met at March 31, 2023, the Company will pay the contingent consideration in early fiscal 2024. The Company financed the acquisition by borrowing $75,000,000 utilizing the Accordion feature under its existing Term Loan B, discussed in Note 12.

Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner.

The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. In connection with the acquisition, the Company incurred $376,000 of integration and deal expenses, which are included in General and administrative expenses in the year ended March 31, 2022. In addition, the Company incurred immaterial acquisition and deal costs in the year ended March 31, 2023.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $40,832,000 has been recorded as goodwill, a decrease of $384,000 from March 31, 2022 relating to an adjustment for the contingent payment of $2,000,000 to reclassify it as part of Prepaid expenses and other assets on the Consolidated Balance Sheet and an increase of $1,616,000 related to the working capital adjustment. The identifiable intangible assets acquired include customer relationships of $8,200,000, engineered drawings of $4,670,000, trademarks of $3,610,000, patent of $2,440,000, backlog of $2,100,000 and non-compete agreement of $330,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 10 years at the time of acquisition. All of the goodwill arising as a result of the acquisition is deductible for tax purposes.

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$907
Working Capital	1,709
Property, plant, and equipment, net	3,072
Intangible assets	21,350
Other assets	1,382
Other liabilities	(1,905)
Goodwill	40,832
Total	$67,347

Acquisitions - subsequent to March 31, 2023

On April 26, 2023, the Company announced that it has executed a definitive agreement to acquire montratec, a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec provides its modular, intelligent monorail transport systems for the electric vehicle (EV), semiconductor, electronics, life sciences, aerospace and other industries. The all-cash transaction is expected to be valued at approximately $110,000,000 million at closing using current exchange rates plus an earnout in an amount expected not to exceed $14,000,000 million based on EBITDA performance. The transaction is expected to close by May 31, 2023, subject to typical closing conditions requirements.

Acquisition expenses incurred by the Company were immaterial through March 31, 2023 and have been recorded in General and administrative expenses.

To finance the montratec acquisition, the Company expanded its New Revolving Credit Facility by $75 million. The Company has drawn on the expanded New Revolving Credit facility to initially fund the acquisition on May 31, 2023. In addition, the Company plans to raise approximately $50 million in additional debt by June 30, 2023 through the securitization of certain of the Company's U.S. customer accounts receivable balances. The Company intends to use these proceeds to partially repay borrowings under its New Revolving Credit Facility.

Disposals

As part of its operations strategy, the Company is consolidating its manufacturing footprint. In fiscal 2020 the Company announced its plans to consolidate its hoist manufacturing facility in Lisbon, Ohio with its Wadesboro, North Carolina and Damascus, Virginia facilities in fiscal 2021. The Lisbon, Ohio consolidation was completed during the third quarter of fiscal 2021. During fiscal 2022, the Company sold its former manufacturing facility in Lisbon, Ohio for $461,000. This resulted in a gain of $375,000 which is included in Cost of products sold on the Consolidated Statements of Operations.

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

The following table illustrates the balance and related activity for customer advances in fiscal 2023 and 2022 (in thousands):

Customer advances (contract liabilities)
	March 31,
	2023	2022
Beginning balance	$22,453	$15,373
Additional customer advances received	67,721	51,850
Revenue recognized from customer advances included in the beginning balance	(22,453)	(15,373)
Other revenue recognized from customer advances	(40,444)	(43,569)
Customer advances recorded from Dorner and Garvey acquisitions	—	14,750
Other (1)	(274)	(578)
Ending balance	$27,003	$22,453

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $2,944,000 and $2,410,000 as of March 31, 2023 and March 31, 2022, respectively. Contract assets are included in Prepaid expenses and other assets on the Consolidated Balance Sheets.

Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $14,524,000. We expect to recognize approximately 31% of these sales over the next twelve months.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the years ending March 31, 2023, 2022 and 2021 (in thousands):

	Year Ended March 31,
Net Sales by Product Grouping	2023	2022	2021
Industrial Products	$330,295	$334,866	$271,414
Crane Solutions	366,277	339,400	298,135
Precision Conveyors Products	149,586	144,587	—
Engineered Products	89,963	87,604	79,989
All other	119	98	104
Total	$936,240	$906,555	$649,642

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the year ending March 31, 2023 and March 31, 2022 (in thousands):

	March 31,
Allowance for doubtful accounts	2023	2022
April 1, beginning balance	$5,717	$5,686
Bad debt expense	1,055	1,929
Less uncollectible accounts written off, net of recoveries	(3,056)	(1,955)
Allowance recorded from acquisitions	—	227
Other (1)	(96)	(170)
March 31, ending balance	$3,620	$5,717

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
The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$10,368	$10,368	$—	$—
Annuity contract	1,612	—	1,612	—
Derivative assets (liabilities):
Foreign exchange contracts	97	—	97	—
Interest rate swap	10,475	—	10,475	—
Cross currency swap	(2,102)	—	(2,102)	—

Disclosed at fair value:
Term loan	$(460,825)	$—	$(460,825)	$—

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	10,294	$10,294	$—	$—
Annuity contract	1,884	—	1,884	—
Derivative assets (liabilities):
Foreign exchange contracts	(217)	—	(217)	—
Interest rate swap	3,613	—	3,613	—
Cross currency swap	(8,713)	—	(8,713)	—

Disclosed at fair value:
Term loan	$(497,534)	$—	$(497,534)	$—

The Company did not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2023, the Term Loan and New Revolving Credit Facility have been recorded at carrying value which approximates fair value.

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

Fiscal 2023 Non-Recurring Measurements

The fair value of the net assets of the Company’s Rest of Products, Precision Conveyor and Duff-Norton reporting units were calculated on a non-recurring basis. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

The Fiscal 2023 goodwill impairment test consisted of determining the fair values of the Rest of Products, Precision Conveyor and Duff-Norton reporting units on a quantitative basis. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a weighted discounted cash flow and market-based valuation model to estimate the fair value using Level 3 inputs. To estimate the fair values of the Rest of Products, Precision Conveyor and Duff-Norton reporting units, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts and the weighted-average cost of capital used to discount future cash flows. The estimates used are disclosed below:

	Rest of Products Reporting Unit	Precision Conveyor Reporting Unit	Duff-Norton Reporting Unit
Compound annual growth rate	6.73%	9.82%	9.14%
Terminal value growth rate	3.0%	3.0%	3.5%
Weighted-average cost of capital	11.8%	13.2%	10.4%

We further test our indefinite-lived intangible asset balance of $46,338,000 consisting of trademarks on our recent acquisitions on an annual basis for impairment. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value results in impairment. The key estimate used in this

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing this analysis, we determined that the fair value of these trademarks exceeded their book values, and as such, other impairment was recorded.

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

6.     Inventories

Inventories consisted of the following:

	March 31,
	2023	2022
At cost—FIFO basis:
Raw materials	$142,490	$129,015
Work-in-process	26,323	28,093
Finished goods	39,714	36,661
	208,527	193,769
LIFO cost less than FIFO cost	(29,168)	(21,630)
Net inventories	$179,359	$172,139

There were LIFO liquidations resulting in $162,000 and $620,000 of additional income in fiscal 2023 and 2022, respectively.

7.     Marketable Securities and Other Investments

In accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," all equity investments in unconsolidated entities (other than those accounted for using the equity method of account) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss, net on the Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a loss of $296,000, a loss of $370,000, and a gain of $727,000 in fiscal years 2023, 2022, and 2021, respectively.

Consistent with prior periods, the estimated fair value is based on quoted prices at the balance sheet dates. The cost of securities is based on the specific identification method. Interest and dividend income are included in Investment (income) loss, net in the Consolidated Statements of Operations.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Net realized gains related to sales of marketable securities were not material in fiscal 2023 and 2022, respectively, and $85,000 in 2021, and are included in Investment (income) loss in the Consolidated Statements of Operations.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Consolidated Balance Sheets in the amount of $2,752,000 and $2,765,000 as of March 31, 2023 and March 31, 2022, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $365,000 and $212,000 in the twelve months ended March 31, 2023 and March 31, 2022, respectively, and is recorded in Investment (income) loss, net on the Consolidated Statement of Operations. Additionally, the investment value decreased in the amount of $67,000 and $163,000 due to the effect of currency translation in the twelve months ended March 31, 2023 and March 31, 2022, respectively. Further, in the twelve months ended March 31, 2023 and March 31, 2022, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $313,000 and $324,000 in the twelve months ended March 31, 2023 and March 31, 2022, respectively, as they were determined to be a return of the Company's investment. Dividends are included in investing activities on the Consolidated Statements of Cash Flows in the amount of $313,000 and $324,000 in the twelve months ended March 31, 2023 and March 31, 2022, respectively, as the distribution exceeded cumulative equity in earnings, under the cumulative earnings approach. The balance of the cash dividend is included in operating activities on the Consolidated Statement of Cash Flows under the cumulative earnings approach. The March 31, 2023 and 2022 trade accounts receivable balances due from EMC are $5,083,000 and $4,133,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2023	2022
Land and land improvements	$5,467	$5,610
Buildings	60,899	57,549
Machinery, equipment, and leasehold improvements	249,379	249,793
Construction in progress	10,344	14,248
	326,089	327,200
Less accumulated depreciation	231,729	229,274
Net property, plant, and equipment	$94,360	$97,926

Depreciation expense was $15,946,000, $16,639,000, and $15,530,000 for the years ended March 31, 2023, 2022, and 2021, respectively.

Gross property, plant, and equipment includes capitalized software costs of $43,826,000 and $39,752,000 at March 31, 2023 and 2022, respectively. Accumulated depreciation includes accumulated amortization on capitalized software costs of $29,809,000 and $29,000,000 at March 31, 2023 and 2022, respectively. Amortization expense on capitalized software costs was $2,132,000, $2,399,000, and $3,639,000 during the years ended March 31, 2023, 2022, and 2021, respectively.

9.     Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is calculated using the discounted cash flow method.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has three reporting units as of March 31, 2023 and March 31, 2022. The Duff-Norton reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at March 31, 2023 and 2022, respectively. The Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $306,988,000 and $310,793,000 at March 31, 2023 and 2022, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $327,942,000 and $328,357,000 at March 31, 2023 and March 31, 2022.

Fiscal 2023 Annual Goodwill and Intangible Asset Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, we proceed to a quantitative impairment test. To perform the quantitative impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, the terminal growth rate, and the weighted-average cost of capital. The Company projects discounted cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five to seven-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The weighted-average cost of capital rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

We performed the qualitative assessment as of February 28, 2023 and determined that the quantitative test should be performed for the Rest of Products, Duff-Norton and Precision Conveyance reporting units. We also performed sensitivities and other analysis and determined that goodwill is not impaired as of February 28, 2023 for the Rest of Products, Duff-Norton and Precision Conveyance reporting units. Please refer to Note 5 for a discussion of the key assumptions used in the quantitative assessment.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2023, we determined that economic factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test. We performed the quantitative test as of February 28, 2023 and determined that the trademarks were not impaired.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of changes in goodwill during the years ended March 31, 2023 and 2022 is as follows:

Balance at April 1, 2021	$331,176
Acquisition of Dorner (Refer to Note 3)	$287,141
Acquisition of Garvey (Refer to Note 3)	$41,216
Currency Translation	$(10,684)
Balance at March 31, 2022	648,849
Working capital adjustment for Garvey (Refer to Note 3)	1,616
Garvey contingent payment reclassification (Refer to Note 3)	(2,000)
Currency translation	(3,836)
Balance at March 31, 2023	$644,629

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of both March 31, 2023 and 2022, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

Identifiable intangible assets at March 31, 2023 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$19,478	$(6,315)	$13,163
Indefinite-lived trademark	46,338	—	46,338
Customer relationships	322,658	(88,685)	233,973
Acquired technology	96,291	(27,945)	68,346
Other	3,585	(2,868)	717
Balance at March 31, 2023	$488,350	$(125,813)	$362,537

Identifiable intangible assets at March 31, 2022 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$19,529	$(5,032)	$14,497
Indefinite-lived trademark	46,721	—	46,721
Customer relationships	325,431	(71,202)	254,229
Acquired technology	96,433	(21,789)	74,644
Other	3,476	(2,779)	697
Balance at March 31, 2022	$491,590	$(100,802)	$390,788

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows. Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. The weighted-average amortization periods are 14 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 5 years for other, and 17 years in total. Trademarks with a book value of $46,338,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $26,001,000, $25,283,000, and $12,623,000 for fiscal 2023, 2022, and 2021, respectively.  The increase in amortization expense is the result of the Dorner and Garvey acquisitions and related intangible assets acquired. Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $26,000,000, excluding the potential acquisition of montratec which is expected to close on May 31, 2023.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of March 31, 2023.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of March 31, 2023, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2023, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2023 fair values reflected in the table below. During the year ended March 31, 2023, the Company was not in default of any of its derivative obligations.

As of March 31, 2023 and 2022, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2023, the notional amount of this derivative was $115,780,000, and the contract matures on March 31, 2028. During fiscal 2022, the Company modified the cross currency swap by extending it to fiscal year 2028, matching the intercompany loan. The Company has concluded that the transaction to modify the cross currency swap, as well as the modified swap, maintained hedge accounting. The modified cross currency swap is considered to have an other than insignificant financing element. As such, its cash flows are classified within financing activities in the Statement of Cash Flows. From its March 31, 2023 balance of AOCL, the Company expects to reclassify approximately $126,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2023, the notional amount of these derivatives was $5,743,000, and all contracts mature by March 31, 2024. From its March 31, 2023 balance of AOCL, the Company expects to reclassify approximately $68,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has three interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The third interest rate swap agreement was entered into in fiscal year 2022 as a result of the additional debt from the Dorner and Garvey acquisitions. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the senior secured term loan. The amortizing interest rate swaps mature by February 28, 2025 and had a total notional amount of $273,591,000 as of March 31, 2023. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2023 balance of AOCL, the Company expects to reclassify approximately $5,450,000 out of AOCL, and into interest expense, during the next 12 months. The following is the effect of derivative instruments on the Consolidated Statements of Operation for the years ended March 31, 2023, 2022, and 2021 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2023	Foreign exchange contracts	$57	Cost of products sold	$(201)
2023	Interest rate swap	$7,295	Interest expense	$2,368
2023	Cross currency swap	$5,033	Foreign currency exchange loss (gain)	$2,332

2022	Foreign exchange contracts	$(193)	Cost of products sold	$(60)
2022	Interest rate swap	$2,567	Interest expense	$(2,020)
2022	Cross currency swap	$3,548	Foreign currency exchange loss (gain)	$7,925

2021	Foreign exchange contracts	$(238)	Cost of products sold	$83
2021	Interest rate swap	$(521)	Interest expense	$(1,463)
2021	Cross currency swap	$(7,793)	Foreign currency exchange loss (gain)	$(7,268)

The following is information relative to the Company’s derivative instruments in the Consolidated Balance Sheets as of March 31, 2023 and 2022 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2023	2022
Foreign exchange contracts	Other Assets	$136	$—
Foreign exchange contracts	Accrued Liabilities	(39)	(217)
Interest rate swap	Prepaid expenses and other	7,644	859
Interest rate swap	Other Assets	3,218	4,512
Interest rate swap	Accrued Liabilities	(387)	(1,371)
Interest rate swap	Other non current liabilities	—	(387)
Cross currency swap	Prepaid expenses and other	168	—
Cross currency swap	Accrued liabilities	—	(170)
Cross currency swap	Other non current liabilities	(2,270)	(8,543)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2023	2022
Accrued payroll	$39,713	$38,984
Accrued income taxes payable	9,152	11,797
Accrued health insurance	2,216	2,246
Accrued general and product liability costs	4,900	3,900
Customer advances, deposits, and rebates	27,827	22,908
Current ROU lease liabilities	7,966	7,965
Cross currency swap	—	170
Other accrued liabilities	32,543	30,217
	$124,317	$118,187

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2023	2022
Accumulated postretirement benefit obligation	$826	$1,013
Accrued general and product liability costs	16,203	18,675
Accrued pension cost	70,660	86,674
Cross currency swap	2,270	8,543
Deferred income tax	45,999	41,645
Non-current ROU lease liabilities	46,524	23,711
Other non-current liabilities	9,531	12,349
	$192,013	$192,610

For the years ended March 31, 2023 and March 31, 2022, the Accrued general and product liability costs are presented gross of estimated recoveries of $8,272,000 and $9,160,000, respectively. Refer to Note 16 for additional information.

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2023	2022
Term loan	462,560	502,560
Unamortized deferred financing costs, net	(4,508)	(5,425)
Total debt	458,052	497,135
Less: current portion	40,000	40,000
Total debt, less current portion	$418,052	$457,135

On January 31, 2017 the Company entered into a Credit Agreement (the "Previous Credit Agreement") and $545,000,000 of debt facilities ("Facilities") in connection with the STAHL acquisition. The Facilities consist of a Revolving Facility ("Revolver") in the amount of $100,000,000 and a $445,000,000 1st Lien Term Loan ("Term Loan"). The Term Loan had a seven-year term maturing in 2024. On August 26, 2020, the Company entered into a Second Amendment to the Previous Credit Agreement (as amended by the First Amended Credit Agreement, dated as of February 26, 2018). The Second Amended Credit

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Agreement extended the $100,000,000 secured Revolver which was originally set to expire on January 31, 2022 to August 25, 2023.

As discussed in Note 3, the Company completed its acquisition of Dorner on April 7, 2021 and entered into the First Lien Facilities with JPMorgan Chase Bank, PNC and Wells Fargo. The First Lien Facilities consist of the New Revolving Credit Facility and the Bridge Facility. Proceeds from the Bridge Facility were used, among other things, to finance the purchase price for the Dorner acquisition, pay related fees, expenses and transaction costs, and refinance the Company's borrowings under its prior Term Loan and Revolver.

In addition to the debt borrowing described above, the Company commenced and completed an underwritten public offering of 4,312,500 shares of its common stock at a price of $48.00 per share for total gross proceeds of $207,000,000. The Company used all of the net proceeds from the equity offering to repay part of its outstanding borrowings under its Bridge Facility. The equity offering closed on May 4, 2021. Following the repayment of outstanding borrowings under the Bridge Facility, the Bridge Facility was refinanced with a syndicated Term Loan B facility (the "Term Loan B") on May 14, 2021.

The key terms of the Term Loan B facility are as follows:

1) Term Loan B: An aggregate $450,000,000 Term Loan B facility, which requires quarterly principal amortization of 0.25% with the remaining principal due at the maturity date. In addition, if the Company has Excess Cash Flow ("ECF") as defined in the Credit Agreement for the First Lien Facilities (the “First Lien Facilities Credit Agreement”), the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the First Lien Facilities Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan B facility. The ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year. Further, the Company may draw additional Incremental Facilities (referred to as an "Accordion") by executing and delivering to JPMorgan Chase Bank, N.A. an Increased Facility Activation Notice specifying the amount of such increase requested. Lenders shall have no obligation to participate in any increase unless they agree to do so in their sole discretion.

2) Revolver: An aggregate $100,000,000 secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

3) Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin, which is based upon the Company's Total Leverage Ratio (as defined in the First Lien Facilities Credit Agreement) in the case of Revolver loans.

4) Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan B facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan B facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the First Lien Facilities Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders.

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

In fiscal 2022, the Company incurred $14,803,000 in debt extinguishment costs of which $5,946,000 related to the Company's prior Term Loan, $326,000 related to the Company's prior Revolver, and $8,531,000 related to fees paid on the portion of the First Lien Facilities that were associated with the Bridge Facility, all of which were incurred in the first quarter of fiscal 2022.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

These costs were classified as Cost of debt refinancing in the Consolidated Statements of Operations. There were no similar expenses incurred in fiscal 2023.

Further, in the first quarter of fiscal 2022, the Company recorded $5,432,000 in deferred financing costs on the Bridge Facility, which will be amortized over seven years. The Company recorded $4,027,000 in deferred financings costs on the New Revolving Credit Facility, of which $3,050,000 is related to the New Revolving Credit Facility and $977,000 is carried over from the Company's prior Revolver as certain Revolver lenders increased their borrowing capacity. These balances will be amortized over five years and are classified in Other assets since no funds were drawn on the New Revolving Credit Facility.

Also discussed in Note 3, the Company completed its acquisition of Garvey on November 30, 2021 and borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B to increase the principal amount of the Term Loan B facility by $75,000,000. Proceeds from the Accordion were used, among other things, to finance the purchase price for the Garvey acquisition, and pay related fees, expenses, and transaction costs. No material amendment to the terms of the Term Loan B facility or the First Lien Facilities was necessary for the Company to exercise this Accordion feature. In the third quarter of fiscal 2022, the Company recorded $892,000 in deferred financing costs on the Accordion, which will be amortized over the remaining life of the Term Loan B.

The outstanding principal balance of the Term Loan B facility was $462,560,000 as of March 31, 2023, which includes $75,000,000 in principal balance from the Accordion exercised in the third quarter of fiscal 2022, and the outstanding balance of the Term Loan B was $502,560,000 as of March 31, 2022. The Company made $40,000,000 and $22,440,000 of principal payments on the Term Loan B during fiscal 2023 and fiscal 2022, respectively. The Company is obligated to make $5,260,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable ECF payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $15,104,000 outstanding letters of credit issued against the New Revolving Credit Facility as of March 31, 2023. The outstanding letters of credit at March 31, 2023 consisted of $183,000 in commercial letters of credit and $14,921,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $6,323,000, which includes $892,000 from the Accordion exercise, as of March 31, 2023, and 2022. The accumulated amortization balances were $1,815,000 and $898,000 as of March 31, 2023 and 2022, respectively.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility was $4,027,000 as of March 31, 2023, and 2022, respectively, which are included in Other assets on the Consolidated Balance Sheet. The accumulated amortization balance is $1,611,000 and 805,000 as of March 31, 2023 and March 31, 2022, respectively.

The principal payments obligated to be made as of March 31, 2023 on the Term Loan B facility are as follows:

2024	$5,260
2025	$5,260
2026	$5,260
2027	$5,260
Thereafter	441,520
$462,560

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement, which terminates in 2035. The outstanding balance on the finance lease obligation is $13,541,000 as of March 31, 2023 of which $604,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan and finance lease obligations on the Company's Consolidated Balance Sheet. See Note 18, Leases, for further details.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2023, unsecured credit lines totaled approximately $2,385,000, of which $0 was drawn. In addition, unsecured lines of $12,933,000 were available for bank guarantees issued in the normal course of business of which $12,596,000 was utilized.

Subsequent event

In April of 2023 the Company announced that it entered into an agreement to acquire montratec. The acquisition is expected to close on May 31, 2023. To finance the montratec acquisition, the Company expanded its existing $100 million New Revolving Credit Facility by $75 million. The Company has drawn on the expanded New Revolving Credit facility to initially fund the acquisition on May 31, 2023. In addition, the Company plans to raise approximately $50 million in additional debt by June 30, 2023 through the securitization of certain of the Company's U.S. customer accounts receivable balances. The Company intends to use these proceeds to partially repay borrowings under its New Revolving Credit Facility. Please refer to Note 3 of the financial statements for additional information related to the montratec acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$356,974	$404,841
Service cost	707	980
Interest cost	11,312	10,130
Actuarial (gain) loss	(42,652)	(30,482)
Benefits paid	(23,980)	(23,200)
Foreign exchange rate changes	(2,151)	(5,295)
Benefit obligation at end of year	$300,210	$356,974

Change in plan assets:
Fair value of plan assets at beginning of year	$271,985	$286,678
Actual gain (loss) on plan assets	(20,735)	3,048
Employer contribution	4,796	5,442
Benefits paid	(23,980)	(23,200)
Foreign exchange rate changes	(399)	17
Fair value of plan assets at end of year	$231,667	$271,985

Funded status	$(68,543)	$(84,989)
Unrecognized actuarial loss	17,169	29,230
Net amount recognized	$(51,374)	$(55,759)

During fiscal 2021, the Company settled the liabilities for one of its U.S. pension plans through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who did not elect lump sums. The lump sum payments were paid during the quarter ended June 30, 2020 and resulted in a settlement charge of $2,722,000 which was recorded in Other (income) expense, net on the Consolidated Statements of Operations. During the quarter ended September 30, 2020, the Company purchased annuity contracts to settle the remaining liabilities of the terminated plan. The total settlement charge of $19,038,000 was recorded in Other (income) expense, net on the Statements of Operations during the twelve months ending March 31, 2021. There was no remaining asset surplus from the terminated plan as of March 31, 2023. The remaining surplus of $2,176,000 as of March 31, 2022, was used, as prescribed in the applicable regulations, to fund obligations associated with the Company's U.S. defined contribution plans.

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2023	2022
Other assets	$5,832	$5,208
Accrued liabilities	(3,715)	(3,523)
Other non-current liabilities	(70,660)	(86,674)
Accumulated other comprehensive loss, before tax	17,169	29,230
Net amount recognized	$(51,374)	$(55,759)

Other assets are presented separately from pension liabilities for pension plans that are over funded.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Net periodic pension cost included the following components:

	Year Ended March 31,
	2023	2022	2021
Service costs—benefits earned during the period	$707	$980	$1,092
Interest cost on projected benefit obligation	11,312	10,130	11,527
Expected return on plan assets	(10,844)	(13,037)	(12,787)
Net amortization	851	1,457	3,234
Settlement	(62)	—	19,038
Net periodic pension cost (benefit)	$1,964	$(470)	$22,104

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2023	2022
Projected benefit obligation	$176,201	$211,307
Fair value of plan assets	101,826	121,110

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2023	2022
Accumulated benefit obligation	$173,149	$207,612
Fair value of plan assets	101,826	121,110

Unrecognized gains and losses are amortized through March 31, 2023 on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2023	2022	2021
Discount rate	4.82%	3.35%	2.62%
Expected long-term rate of return on plan assets	4.13%	4.70%	4.60%
Rate of compensation increase on active plans	3.00%	2.76%	2.76%
Interest crediting rates used in cash balance pension plans	4.04%	1.05%	1.10%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2024	2023	2022
Equity securities	22%-12%	22%	34%
Fixed income securities	88% - 78%	78%	66%
Total plan assets	100%	100%	100%

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

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company plans to contribute approximately $6,839,000 to its pension plans in fiscal 2024.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2024	$23,152
2025	23,105
2026	23,140
2027	23,109
2028	22,891
2029-2033	108,124

Postretirement Benefit Plans

The Company sponsors a defined benefit other postretirement health care plan that provide medical and life insurance coverage to certain U.S. retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory. The net periodic postretirement benefit cost for fiscal 2023 was $158,000 and the liability at March 31, 2023 is $997,000 with $826,000 included in Other non-current liabilities and $171,000 included in Accrued liabilities in the Consolidated Balance Sheet.

The Company has collateralized split-dollar life insurance arrangements with two of its former officers.  Under these arrangements, the Company pays certain premium costs on life insurance policies for the former officers.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2023 was $124,000 and the liability at March 31, 2023 is $4,492,000 with $4,356,000 included in Other non-current liabilities and $136,000 included in Accrued liabilities in the Consolidated Balance Sheet.  The cash surrender value of the policies is $3,690,000 and $3,590,000 at March 31, 2023 and 2022, respectively.  The balance is included in Other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees and certain international employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $5,808,000, $4,540,000, and $4,063,000 for the years ended March 31, 2023, 2022, and 2021, respectively which are included in Cost of Products Sold, Selling Expenses, and General and Administrative Expenses within the Consolidated Statements of Operations.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2023	2022
Asset categories:
Equity securities	$41,850	$80,020
Fixed income securities	178,904	178,155
Alternative real estate	8,565	11,849
Cash equivalents	2,348	1,961
Total	$231,667	$271,985

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2023 and March 31, 2022 were as follows:

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2023:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$14,274	$27,576	$—	$—	$41,850
Fixed income securities	25,936	7,064	145,904	—	178,904
Alternative real estate	8,565	—	—	—	8,565
Cash equivalents	—	2,348	—	—	2,348
Total	$48,775	$36,988	$145,904	$—	$231,667
(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2022:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$33,321	$46,699	$—	$—	$80,020
Fixed income securities	26,312	17,013	133,670	1,160	178,155
Alternative real estate	11,849	—	—	—	11,849
Cash equivalents	—	1,961	—	—	1,961
Total	$71,482	$65,673	$133,670	$1,160	$271,985
(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

Level 1 securities consist of mutual funds with quoted market prices.

The Level 2 fixed income securities are investments in a combination of funds whose underlying investments are in a variety of fixed income securities including foreign and domestic corporate bonds, securities issued by the U.S. government, U.S. and foreign government obligations, and other similar fixed income investments. The fair values of the underlying investments in these funds are generally based on independent broker dealer bids, or by comparison to other debt securities having similar durations, yields, and credit ratings. The fair values of these funds are determined based on their net asset values which are published daily.  We are not aware of any significant restrictions on the issuances or redemption of shares of these funds.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Fair value of Level 3 fixed income securities at the beginning of the year was $1,160,000. During fiscal 2023 these Level 3 investments were liquidated and invested in the Company's other pension assets.

14.     Employee Stock Ownership Plan ("ESOP")

Effective January 1, 2012 the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015 the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2023, 2022, or 2021.

At March 31, 2023 and 2022, 177,000 and 190,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2023 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock.  Stock options and performance shares with respect to 651,000 and 156,000 common shares were not included in the computation of diluted earnings per share for fiscal 2023 and 2022, respectively, because they were antidilutive. For the years ended March 31, 2023 and 2022, an additional 179,000 and 120,000, respectively, in contingently issuable shares were not included in the computation of diluted earnings per share because a performance condition had not yet been met.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2023	2022	2021
Net income	$48,429	$29,660	$9,106

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	28,600	28,040	23,897
Effect of dilutive employee stock options, RSU's and performance shares	218	361	276

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	28,818	28,401	24,173

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 14).

During fiscal 2023, the Company repurchased 31,000 shares of its common stock at an aggregate cost of $1,001,000 in accordance with the Company's previously adopted share repurchase program. The value of the shares purchased are reflected as Treasury stock on the Company's Consolidated Balance Sheet as of March 31, 2023.

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

Stock based compensation expense was $10,425,000, $11,246,000, and $8,022,000 for fiscal 2023, 2022, and 2021, respectively. Stock compensation expense is included in cost of products sold, selling, general and administrative, and research and development expenses depending on the nature of the service of the employee receiving the award. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

Under the 2016 LTIP, the total number of shares of common stock with respect to which awards may be granted under the plan is 2,500,000 in addition to shares not previously authorized for issuance under any of the prior stock plans and any shares not issued or subject to outstanding awards under the prior stock plans.  As of March 31, 2023, 1,100,000 shares remain available for future grants. The 2016 LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

Stock Option Plans

Prior to fiscal 2021, options outstanding under the 2016 LTIP generally become exercisable over a 4-year period at a rate of 25% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. For fiscal 2021, 2022 and 2023, options outstanding under the 2016 LTIP generally become exercisable over a 3-year period at a rate of 33% per year commencing one year from the date of grant and have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2023 is as follows:

	Shares	Weighted- average Exercise Price per share	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2020	526,794	26.53	6.93	$1,518
Granted	242,178	26.74
Exercised	(97,398)	20.24
Cancelled	(13,760)	31.85
Outstanding at March 31, 2021	657,814	27.45	7.29	$16,652
Granted	159,643	54.06
Exercised	(105,132)	25.24
Cancelled	(32,540)	31.71
Outstanding at March 31, 2022	679,785	33.82	7.08	$15,294
Granted	394,586	34.91
Exercised	(32,158)	22.15
Cancelled	(67,042)	35.32
Outstanding at March 31, 2023	975,171	34.54	7.13	$5,497
Exercisable at March 31, 2023	446,720	$31.21	5.41	$3,717

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2023. The aggregate intrinsic value of outstanding options as of March 31, 2023 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 693,000 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2023 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 331,000 exercisable options that were in-the-money at that date. The Company's closing stock price was $37.16 as of March 31, 2023. The total intrinsic value of stock options exercised was $360,000, $2,513,000, and $1,749,000 during fiscal 2023, 2022, and 2021, respectively.

The grant date fair value of options that vested was $10.36, $11.19, and $9.15 during fiscal 2023, 2022, and 2021, respectively.

As of March 31, 2023, $3,063,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.7 years.

Exercise prices for options outstanding as of March 31, 2023, ranged from $15.16 to $54.26. The following table provides certain information with respect to stock options outstanding at March 31, 2023:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	61,285	$15.26	3.07
$20.01 to 30.00	200,340	$25.17	5.61
$30.01 to $40.00	490,041	$33.77	7.78
$40.01 to $50.00	82,181	$42.77	8.94
$50.01 to $60.00	141,324	$54.26	7.76
	975,171	$34.54	7.13

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides certain information with respect to stock options exercisable at March 31, 2023:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price per share
$10.01 to 20.00	61,285	$15.26
$20.01 to 30.00	161,345	25.08
$30.01 to $40.00	166,837	35.14
$40.01 to $50.00	2,122	49.36
$50.01 to $60.00	55,131	54.26
	446,720	$31.21

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $11.13, $17.71, and $8.46 for options granted during fiscal 2023, 2022, and 2021, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2023, 2022, and 2021:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Year Ended March 31, 2021
Assumptions:
Risk-free interest rate	2.53%	0.35%	0.23%
Dividend yield	0.81%	0.44%	0.90%
Volatility factor	0.330	0.372	0.380
Expected life	5.5 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the 2016 LTIP during fiscal 2023, 2022, and 2021 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Prior to fiscal 2021, restricted stock units for employees vest ratably based on service one-quarter after each of years one, two, three, and four. For fiscal 2021, 2022, and 2023 restricted stock units for employees vest ratably based on service one-third after each of years one, two, and three.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2023 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2020	212,721	$35.20
Granted	195,181	29.16
Vested	(125,150)	31.85
Forfeited	(12,963)	34.74
Unvested at March 31, 2021	269,789	$32.41
Granted	133,082	49.98
Vested	(138,407)	35.71
Forfeited	(19,728)	35.41
Unvested at March 31, 2022	244,736	$39.86
Granted	161,582	31.61
Vested	(132,953)	35.44
Forfeited	(26,140)	38.15
Unvested at March 31, 2023	247,225	$37.02

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2023 is $3,588,000 and is expected to be recognized over a weighted average period of 1.7 years.  The fair value of restricted stock units that vested during the year ended March 31, 2023 and 2022 was $4,713,000 and $4,943,000, respectively.

Performance Shares

The Company granted performance shares under the 2016 LTIP during fiscal 2023, 2022, and 2021. Performance based shares are recognized as compensation expense based upon their grant date fair value and to the extent it is probable that the performance conditions will be met.  This expense is recognized ratably over the three year period that these shares are restricted.

Fiscal 2021 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated EBITDA margin for the twelve months ended March 31, 2023. During fiscal 2023, the Company determined that the performance condition on its fiscal 2021 performance shares would not be fully met. The Company has adjusted its stock-based compensation expense accordingly in fiscal 2023. Fiscal 2022 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated Return on Invested Capital ("ROIC") for the twelve months ended March 31, 2024. At this time, the Company believes the March 31, 2024 performance condition will be met. Fiscal 2023 performance shares granted vest pursuant to a performance condition based upon the Company’s Consolidated ROIC for the twelve months ended March 31, 2025. At this time, the Company believes the March 31, 2025 performance condition will be met.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2023 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2020	66,720	$32.36
Granted	83,164	25.97
Vested	(23,201)	25.28
Forfeited	(3,451)	25.28
Unvested at March 31, 2021	123,232	$29.58
Granted	41,322	52.01
Vested	(18,296)	36.43
Forfeited	(8,226)	30.25
Unvested at March 31, 2022	138,032	$35.35
Granted	67,606	33.03
Forfeited	(26,633)	35.26
Unvested at March 31, 2023	179,005	$34.49

The Company had $1,496,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2023.

Directors Stock

During fiscal 2023, 2022, and 2021, a total of 41,313, 21,928, and 16,209 shares of stock, respectively, were granted under the 2016 LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $28.91, $43.73, and $33.32 for fiscal 2023, 2022, and 2021, respectively. The expense related to the shares was $1,194,000, $959,000 and 540,000 for fiscal 2023, 2022 and 2021, respectively.

Dividends

On March 20, 2023, the Company's Board of Directors approved payment of a quarterly dividend of $0.07 per common share, representing an annual dividend rate of $0.28 per share. The dividend was paid on May 15, 2023 to shareholders of record on May 5, 2023 and totaled approximately $2,005,000.

Stock Repurchase Plan

On March 26, 2019, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $20 million of the Company's common stock. The Company repurchased 31,000 shares of its common stock at an aggregate cost of $1,001,000 in accordance with this plan during the fiscal year ended March 31, 2023. No repurchases were made during the fiscal year ended March 31, 2022.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $21,103,000 (gross of estimated insurance recoveries of $8,272,000) and $22,575,000 (gross of estimated insurance recoveries of $9,160,000) of which $16,203,000 and $18,675,000 are included in Other non current liabilities and $4,900,000 and $3,900,000 in Accrued liabilities as of March 31, 2023 and 2022, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2023	2022	2021
Accrued general and product liability, beginning of year	$22,575	$21,227	$11,944
Estimated insurance recoveries	(889)	1,109	8,052
Add provision for claims	3,025	6,648	4,634
Deduct payments for claims	(3,608)	(6,409)	(3,403)
Accrued general and product liability, end of year	$21,103	$22,575	$21,227

Estimated insurance recoveries	(8,272)	(9,160)	(8,052)
Net accrued general and product liability, end of year	$12,831	$13,415	$13,175

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,300,000 and $9,700,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from March 31, 2023.  The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $7,051,000. The Company has reflected the liability gross of insurance recoveries of $8,272,000 as a liability in the consolidated financial statements as of March 31, 2023. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,900,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2023 and 2022. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Balance Sheet in the amount of $8,272,000 and $9,160,000, which offsets its asbestos reserves, at March 31, 2023 and 2022, respectively.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,117,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2023. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $663,000 and $562,000, which has been reflected as a liability in the consolidated financial statements at March 31, 2023 and 2022, respectively.

Litigation-Other

In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy and therefore it should be considered resident in Italy and subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,100,000 (Euro 1,900,000), plus interest, were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties in the amount of approximately $2,400,000 (Euro 2,200,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believed the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015. In April 2022, the Italian Supreme Court upheld the appeal in favor of Power-One.

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

In December 2022 the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2002/2003 and 2006 before the Regional Tax Court. A hearing was held before the Regional Tax Court in April 2023 and in May the court ruled in favor of the Company. This decision can be appealed through December 2023. In March 2023 the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2004/2005 and 2005/2006 before the Regional Tax Court with hearings expected later in fiscal 2024.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $218,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of March 31, 2023 a total of $707,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2024.

17.     Income Taxes
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2023	2022	2021
Statutory federal income tax rate (1)	21.00%	21.00%	21.00%
Expected tax at statutory rate	$15,640	$8,109	$2,116
State income taxes net of federal benefit	2,719	759	(450)
Foreign taxes at rates other than statutory federal rate	1,757	1,027	287
Employee benefits	1,207	(202)	(67)
US Tax on foreign earnings	1,257	845	352
Permanent items	(190)	(1,161)	(107)
Valuation allowance	(787)	300	84
Federal tax credits	(1,539)	(700)	(700)
Other	285	(114)	(545)
Tax audit adjustments (2)	2,523	—	—
Unremitted earnings	720	—	—
Return to provision adjustment	2,454	(77)	—
Actual tax provision expense	$26,046	$8,786	$970
(1) Fiscal year 2022 and 2021 table amounts have been adjusted to be consistent with individual rate reconciling items disclosed for fiscal 2023.
(2) For fiscal 2023, the Company settled income tax assessments related to tax periods prior to the Company's acquisition of STAHL. In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net.

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2023	2022	2021
Current income tax expense (benefit):
United States Federal	$7,772	$(2,482)	$810
State taxes	2,218	571	618
Foreign	16,356	12,666	8,246
Deferred income tax expense (benefit):
United States	(517)	1,139	(5,996)
Foreign	217	(3,108)	(2,708)
	$26,046	$8,786	$970

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$12,908	$17,567
State and foreign net operating loss carryforwards	6,656	10,075
Employee benefit plans	11,609	16,625
Insurance reserves	3,500	3,609
Accrued vacation and incentive costs	4,071	3,682
Federal tax credit carryforwards	12,065	12,427
ASC 842 Lease Liability	16,544	10,872
Equity compensation	4,552	3,927
Capitalized Research and Development Costs	6,976	2,003
Interest Carryforwards	3,271	3,795
Other	1,073	2,596
Valuation allowance	(15,978)	(16,147)
Deferred tax assets after valuation allowance	67,247	71,031
Deferred tax liabilities:
Property, plant, and equipment	(7,389)	(4,917)
ASC 842 Right-of-Use Asset	(15,706)	(10,130)
Intangible assets	(88,116)	(95,316)
Total deferred tax liabilities	(111,211)	(110,363)
Net deferred tax assets (liabilities)	$(43,964)	$(39,332)

The valuation allowance includes $2,070,000 and $4,322,000 primarily related to foreign net operating losses at March 31, 2023 and 2022, respectively. A valuation allowance of $1,820,000 was established in fiscal 2023 for separate state net operating losses. The remaining valuation allowance primarily relates to foreign tax credits which the Company believes it will not utilize of $12,088,000 and $11,825,000 for the years ended March 31, 2023 and 2022, respectively. The Company’s foreign subsidiaries have net operating loss carryforwards of $2,943,000 that expire in periods ranging from five years to indefinite.

Federal net operating losses from the acquisition of Dorner were fully utilized in fiscal 2023. Federal net operating losses of $61,465,000 remaining from the acquisition of Magnetek, have expiration dates ranging from 2024 through 2035, and are subject to certain limitations under U.S. tax law. The state net operating losses of $81,406,000 have expiration dates ranging from 2024 through 2042.  The federal tax credits have expiration dates ranging from 2028 to 2033.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2023	2022
Net non-current deferred tax assets	$2,035	$2,313
Net non-current deferred tax liabilities	(45,999)	(41,645)
Net deferred tax assets (liabilities)	$(43,964)	$(39,332)

Net non-current deferred tax liabilities are included in other non-current liabilities.

Income before income tax expense includes foreign subsidiary income of $48,399,000, $42,127,000, and $30,894,000 for the years ended March 31, 2023, 2022, and 2021, respectively. Historically, we have asserted that the unremitted earnings of most of our foreign subsidiaries were indefinitely reinvested in the jurisdiction in which they were earned.  However, as of March 31,

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

2023, the Company has determined that certain foreign amounts, which can be distributed tax efficiently, are no longer permanently reinvested where earned.  As of March 31, 2023 a tax liability of approximately $720,000 has been accrued for taxes that would be incurred upon repatriation of the earnings that are not permanently reinvested. We continue to be permanently reinvested in the unremitted earnings of our other foreign subsidiaries, which total $90,525,000, and outside basis differences other than unremitted earnings.  It is not practicable to calculate the amount of unrecognized deferred tax related to these basis differences.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2023	2022	2021
Beginning balance	$414	$141	$132
Additions for prior year tax positions	—	281	—
Foreign currency translation	(3)	(8)	9
Ending balance	$411	$414	$141

The Company had $68,000, $62,000, and $57,000 accrued for the payment of interest and penalties at March 31, 2023, 2022, and 2021 respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations. $411,000 of the unrecognized tax benefits as of March 31, 2023 would impact the effective tax rate if recognized. The Company anticipates that certain unrecognized tax benefits will change due to the settlement of audits in certain foreign jurisdictions prior to March 31, 2024.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions. The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2019 and in Germany for tax years prior to March 31, 2012. The Company has a current tax examination in Germany for fiscal years 2012 to 2014.

The Inflation Reduction Act was enacted in fiscal year 2023 and includes the implementation of a new 15% minimum tax on book income of certain large corporations, an excise tax on stock buybacks, and various tax credits and incentives for energy and clean climate initiatives, among other provisions. The Company has evaluated the Act and does not expect its provisions to have a material impact to the Company's consolidated financial statements.

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

The Company's leases have lease terms ranging from 1 to 23 years, some of which include options to extend or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain material residual value guarantees or any material restrictive covenants. The Company recorded a finance lease for a manufacturing facility in Hartland, WI that has a 23 year lease term which terminates in 2035 as a result of the Dorner acquisition. As of March 31, 2023, the Company does not have any significant additional leases that have not yet commenced.

Significant Inputs:

The following table presents the weighted average remaining lease term and discount rate as of March 31, 2023 and March 31, 2022, respectively:

	March 31,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	7.97	5.51
Finance leases	12.58	13.58
Weighted-average discount rate
Operating leases	5.54%	3.78%
Finance leases	4.51%	4.51%

Amounts recognized on the financial statements

The following table illustrates the balance sheet classification for lease assets and liabilities as of March 31, 2023 and March 31, 2022, respectively (in thousands):

	March 31,
	2023	2022
Operating leases:
Other assets	$53,551	$30,809

Accrued liabilities	7,966	7,965
Other non current liabilities	46,524	23,711
Total operating liabilities	$54,490	$31,676

Finance leases:
Net property, plant, and equipment	$12,597	$13,525

Current portion of long-term debt and finance lease obligation	604	544
Term loan and finance lease obligations	12,937	13,540
Total finance liabilities	$13,541	$14,084

Operating lease expense of $9,197,000, $9,101,000 and $9,175,000 for the fiscal years ending March 31, 2023, 2022, and 2021, respectively, is included in Income from operations on the Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the fiscal year ending March 31, 2023, 2022, and 2021, respectively. Finance lease expense of $1,001,000 and $984,000 for the fiscal years ending March 31, 2023 and 2022, is included in Income from operations on the Consolidated Statements of Operations, and $621,000 and $634,000 and is included in Interest and debt expense for the fiscal years ending March 31, 2023 and 2022, on the Company's Consolidated Statements of Operations related to the finance lease.

Other lease disclosures

Future maturities of leases as of March 31, 2023, were as follows (in thousands):

Year:	Operating Leases	Finance Lease
2024	$9,365	$1,200
2025	9,776	1,237
2026	8,708	1,274
2027	7,880	1,312
2028	7,417	1,351
Thereafter	27,592	11,657
Total undiscounted lease payments	$70,738	$18,031
Less: imputed interest	$16,248	$4,490
Present value of lease liabilities	$54,490	$13,541

Supplemental cash flow information related to leases is as follows (in thousands):

	Year ended March 31, 2023	Year ended March 31, 2022	Year ended March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$8,872	$9,059	$8,909
Cash paid for amounts included in the measurement of finance lease liabilities	$1,166	$1,132	$—
ROU assets obtained in exchange for new operating lease liabilities	$31,423	$5,364	$2,866
ROU assets obtained in exchange for new finance lease liabilities	$—	$14,582	$—

19.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2023	2022	2021
Net sales:
United States	$595,363	$548,620	$348,986
Germany	175,294	188,134	164,380
Europe, Middle East, and Africa (Excluding Germany)	97,597	108,678	90,415
Canada	18,883	16,719	15,443
Asia Pacific	16,720	17,680	13,829
Latin America	32,383	26,724	16,589
Total	$936,240	$906,555	$649,642

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	Year Ended March 31,
	2023	2022	2021
Total assets:
United States	$1,127,321	$1,105,956	$540,184
Germany	417,167	422,671	435,638
Europe, Middle East, and Africa (Excluding Germany)	81,413	85,678	125,262
Canada	12,668	15,651	8,647
Asia Pacific	16,063	18,575	19,326
Latin America	43,823	37,176	21,375
Total	$1,698,455	$1,685,707	$1,150,432

	Year Ended March 31,
	2023	2022	2021
Long-lived assets:
United States	$791,835	$811,276	$269,061
Germany	295,233	312,288	336,606
Europe, Middle East, and Africa (Excluding Germany)	8,254	7,416	8,359
Canada	1,267	1,446	1,395
Asia Pacific	2,207	2,574	2,235
Latin America	2,730	2,563	1,635
Total	$1,101,526	$1,137,563	$619,291

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2023	2022	2021
Hoists	$456,300	$432,524	$394,682
High Precision Conveyors	149,586	144,587	—
Chain and rigging tools	76,990	83,461	47,557
Industrial cranes	38,369	43,482	37,025
Actuators and rotary unions	84,663	84,999	75,458
Digital power control and delivery systems	102,962	98,445	74,943
Elevator application drive systems	27,370	19,057	19,977
Total	$936,240	$906,555	$649,642

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2023	2022
Foreign currency translation adjustment – net of tax	$(32,352)	$(28,080)
Pension liability – net of tax	(13,736)	(21,794)
Postretirement obligations – net of tax	1,769	1,836
Split-dollar life insurance arrangements – net of tax	(833)	(1,084)
Derivatives qualifying as hedges – net of tax	7,109	(777)
Accumulated other comprehensive loss	$(38,043)	$(49,899)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(6,371,000), $(5,780,000), and $(13,305,000) for fiscal 2023, 2022, and 2021 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

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

Changes in accumulated other comprehensive income by component are as follows (in thousands):

	March 31, 2023
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(21,043)	$(28,079)	$(777)	(49,899)
Other comprehensive income (loss) before reclassification	7,755	(4,273)	12,385	15,867
Amounts reclassified from other comprehensive loss to net income	488	—	(4,499)	(4,011)
Net current period other comprehensive (loss) income	8,243	(4,273)	7,886	11,856
Ending balance net of tax	$(12,800)	$(32,352)	$7,109	$(38,043)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

	March 31, 2022
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(37,356)	$(21,776)	$(854)	(59,986)
Other comprehensive income (loss) before reclassification	15,398	(6,303)	5,922	15,017
Amounts reclassified from other comprehensive loss to net income	915	—	(5,845)	(4,930)
Net current period other comprehensive (loss) income	16,313	(6,303)	77	10,087
Ending balance net of tax	$(21,043)	$(28,079)	$(777)	$(49,899)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2023 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$652	(1)
	652	Total before tax
	(164)	Tax benefit
	$488	Net of tax

Change in derivatives qualifying as hedges
	$267	Cost of products sold
	(3,144)	Interest expense
	(3,096)	Foreign currency
	(5,973)	Total before tax
	1,474	Tax benefit
	$(4,499)	Net of tax
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

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination and is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. As described above, the Company announced that it has executed a definitive agreement to acquire montratec, which is expected to close during the first quarter of fiscal 2024. As part of our purchase accounting procedures, we will plan to implement this standard.

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2023, 2022, and 2021
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition/Divestiture	Deductions		Balance at End of Period
Year ended March 31, 2023:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,717	$1,055	$(96)	$—	$3,056	(1)	$3,620
Deferred tax asset valuation allowance	16,147	77	(246)	—	—		15,978
Total	$21,864	$1,132	$(342)	$—	$3,056		$19,598
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$13,414	$3,025	$—	$—	$3,608	(2)	$12,831
Year ended March 31, 2022:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,686	$1,929	$(170)	$227	$1,955	(1)	$5,717
Deferred tax asset valuation allowance	15,103	242	255	547	—		16,147
Total	$20,789	$2,171	$85	$774	$1,955		$21,864
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$13,175	$6,648	$—	$—	$6,409	(2)	$13,414
Year ended March 31, 2021:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,056	$2,411	$192	$—	$1,973	(1)	$5,686
Deferred tax asset valuation allowance	15,036	84	(17)	—	—		15,103
Total	$20,092	$2,495	$175	$—	$1,973		$20,789
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$11,944	$4,634	$—	$—	$3,403	(2)	$13,175

_________________
(1)Uncollectible accounts written off, net of recoveries
(2)Insurance claims and expenses paid

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Three of the Company’s foreign locations implemented the enterprise resource planning system SAP during the year-ended March 31, 2023 as part of our strategy to enhance our information systems. The system implementation has enhanced our internal controls as follows:

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control over Financial Reporting

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Columbus McKinnon Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated May 25, 2023 expressed an unqualified opinion thereon.

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
May 25, 2023

Item 9B.    Other Information

None.

Item 9C.    Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors," "Our Executive Officers" and "Corporate Governance Policy" in our 2023 Proxy Statement.

The charters of our Audit Committee, Compensation and Succession Committee, and Governance and Nomination Committee are available on our website at www.columbusmckinnon.com and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Form 10-K.

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

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled "Director Compensation," "Compensation of Executive Officers" and "Compensation Discussion and Analysis" in our 2023 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Compensation Discussion and Analysis — Equity Compensation Plan Information" in our 2023 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance Policy — Board of Directors Independence" in our 2023 Proxy Statement.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled "Principal Accountant Fees and Services" in our 2023 Proxy Statement.

PART IV

Item 15.        Exhibit and Financial Statement Schedules

(1)Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	87

	All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)Exhibits:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger among Columbus McKinnon Corporation, Dorner Merger Sub Inc., Precision Blocker, Inc., and Precision TopCo LP (as representative of the company equityholders) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2021).

2.2	Stock Purchase Agreement, dated November 3, 2021, among Columbus McKinnon Corporation, Garvey Corporation, William J. Garvey, The Mark Garvey Residuary Trust and Thomas G. Garvey III (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2021).

2.3	Share Purchase Agreement, dated April 25, 2023, by and between Columbus McKinnon EMEA GmbH, as purchaser and montratec Holding S.a.r.l, as seller (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 2023).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 21, 2022).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 17, 2023).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

*4.2	Description of Securities of Columbus McKinnon Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended

#10.1	Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

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

#10.15	Employment agreement effective May 11, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.16	Change in Control Agreement effective May 11, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.17	Employment Agreement Amendment effective June 1, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 3, 2020).

10.18	Amended and Restated Credit Agreement, dated May 14, 2021, by and among Columbus McKinnon Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021).

*10.19	First Amendment, dated as of November 30, 2021, to the Amended and Restated Credit Agreement, between Columbus McKinnon Corporation and JPMorgan Chase Bank, N.A., as Administrative Agent.

*10.20	LIBOR Transition Amendment, dated as of May 8, 2023, to the Amended and Restated Credit Agreement, among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, each other guarantor party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.21	Second Amendment, dated as of May 18, 2023, to the Amended and Restated Credit Agreement, among Columbus McKinnon Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Second Amendment Revolving Lender, Swingline Lender and Issuing Lender, and the lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2023).

#10.22	Retirement Agreement, dated as of April 11, 2022, by and between the Company and Kurt Wozniak (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The financial statements from the Company’s Annual Report on Form 10-K for the twelve months ended March 31, 2023 formatted in iXBRL
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*     Filed herewith
** Furnished herewith
#     Indicates a Management contract or compensation plan or arrangement

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 25, 2023
COLUMBUS McKINNON CORPORATION

		By:	/s/ David J. Wilson
David J. Wilson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2023

David J. Wilson

/s/ Gregory P. Rustowicz	Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 25, 2023

Gregory P. Rustowicz

/s/ Gerald G. Colella	Chairman of the Board of Directors	May 25, 2023

Gerald G. Colella

/s/ Chad R. Abraham	Director	May 25, 2023

Chad R. Abraham

/s/ Aziz S. Aghili	Director	May 25, 2023

Aziz S. Aghili

/s/ Jeanne Beliveau-Dunn	Director	May 25, 2023

Jeanne Beliveau-Dunn

/s/ Michael Dastoor	Director	May 25, 2023

Michael Dastoor

/s/ Richard H. Fleming	Director	May 25, 2023

Richard H. Fleming

/s/ Heath A. Mitts	Director	May 25, 2023

Heath A. Mitts

/s/ Kathryn V. Roedel	Director	May 25, 2023

Kathryn V. Roedel

/s/ Rebecca Yeung	Director	May 25, 2023

Rebecca Yeung