Form 10-Q
period 2023-06-30
COLUMBUS MCKINNON CORP
filed 2023-08-02
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number  001-34362

Columbus McKinnon Corporation
(Exact name of registrant as specified in its charter)
New York			16-0547600
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
13320 Ballantyne Corporate Place, Suite D	Charlotte	NC	28277
(Address of principal executive offices)			(Zip code)
(716)	689-5400
(Registrant's telephone number, including area code)
205 Crosspoint Parkway	Buffalo	NY	14068
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CMCO	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of July 31, 2023 was: 28,724,485 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended June 30, 2023

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$106,994	$133,176
Trade accounts receivable, less allowance for doubtful accounts ($3,573 and $3,620, respectively)	165,050	151,451
Inventories	204,747	179,359
Prepaid expenses and other	37,435	32,254
Total current assets	514,226	496,240
Property, plant, and equipment, net	98,372	94,360
Goodwill	731,953	644,629
Other intangibles, net	409,541	362,537
Marketable securities	10,253	10,368
Deferred taxes on income	2,145	2,035
Other assets	93,019	88,286
Total assets	$1,859,509	$1,698,455

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$77,378	$76,736
Accrued liabilities	145,927	124,317
Current portion of long-term debt and finance lease obligations	40,619	40,604
Total current liabilities	263,924	241,657
Term loan, AR securitization facility and finance lease obligations	539,150	430,988
Other non current liabilities	209,478	192,013
Total liabilities	1,012,552	864,658
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,707,702 and 28,611,721 shares issued and outstanding	287	286
Treasury stock	(1,001)	(1,001)
Additional paid in capital	516,197	515,797
Retained earnings	366,033	356,758
Accumulated other comprehensive loss	(34,559)	(38,043)
Total shareholders' equity	846,957	833,797
Total liabilities and shareholders' equity	$1,859,509	$1,698,455

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30, 2023	June 30, 2022
	(In thousands, except per share data)
Net sales	$235,492	$220,287
Cost of products sold	148,843	137,768
Gross profit	86,649	82,519

Selling expenses	24,981	26,156
General and administrative expenses	27,443	21,881
Research and development expenses	5,900	5,130
Amortization of intangibles	6,877	6,535
	65,201	59,702

Income from operations	21,448	22,817
Interest and debt expense	8,625	6,203
Investment (income) loss	(543)	430
Foreign currency exchange (gain) loss	483	1,203
Other (income) expense, net	214	(2,303)
Income (loss) before income tax expense (benefit)	12,669	17,284
Income tax expense (benefit)	3,394	8,893
Net income (loss)	$9,275	$8,391

Average basic shares outstanding	28,662	28,544
Average diluted shares outstanding	28,906	28,699

Basic income (loss) per share:	$0.32	$0.29

Diluted income (loss) per share:	$0.32	$0.29

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30, 2023	June 30, 2022
	(In thousands)
Net income (loss)	$9,275	$8,391
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,901	(8,701)
Change in derivatives qualifying as hedges, net of taxes of $(176), $(812)	541	2,689
Change in pension liability and postretirement obligation, net of taxes of $(5), $(49)	42	146
Total other comprehensive income (loss)	3,484	(5,866)
Comprehensive income (loss)	$12,759	$2,525

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2023	$286	$(1,001)	$515,797	$356,758	$(38,043)	$833,797
Net income (loss)	—	—	—	9,275	—	9,275
Change in foreign currency translation adjustment	—	—	—	—	2,901	2,901
Change in derivatives qualifying as hedges, net of tax of $(176)	—	—	—	—	541	541
Change in pension liability and postretirement obligations, net of tax of $(5)	—	—	—	—	42	42
Stock options exercised, 8,485 shares	—	—	225	—	—	225
Stock compensation expense	—	—	1,981	—	—	1,981
Restricted stock units released, 87,496 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,806)	—	—	(1,805)
Balance at June 30, 2023	$287	$(1,001)	$516,197	$366,033	$(34,559)	$846,957

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

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	9,275	8,391
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,890	10,469
Deferred income taxes and related valuation allowance	(1,825)	1,272
Net loss (gain) on sale of real estate, investments and other	(467)	485
Stock-based compensation	1,981	751
Amortization of deferred financing costs	483	430
Loss (gain) on hedging instruments	231	(192)
Loss on retirement of fixed asset	—	173
Non-cash lease expense	2,389	2,139
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(7,649)	11,265
Inventories	(19,214)	(21,467)
Prepaid expenses and other	(2,800)	359
Other assets	(636)	(143)
Trade accounts payable	1,718	(15,720)
Accrued liabilities	(8,668)	(6,938)
Non-current liabilities	(2,955)	(2,451)
Net cash provided by (used for) operating activities	(17,247)	(11,177)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,100	650
Purchases of marketable securities	(906)	(1,226)
Capital expenditures	(5,273)	(2,953)
Dividend received from equity method investment	—	313
Purchase of businesses, net of cash acquired (See Note 2)	(107,605)	(1,616)
Net cash provided by (used for) investing activities	(112,684)	(4,832)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	225	415
Repayment of debt	(10,143)	(10,128)
Proceeds from issuance of long-term debt	120,000	—
Fees paid for borrowings on long-term debt	(2,046)	—
Cash inflows from hedging activities	6,053	6,163
Cash outflows from hedging activities	(6,298)	(6,022)
Payment of dividends	(2,004)	(1,996)
Other	(1,802)	(1,313)
Net cash provided by (used for) financing activities	103,985	(12,881)
Effect of exchange rate changes on cash	(236)	(840)
Net change in cash and cash equivalents	(26,182)	(29,730)
Cash, cash equivalents, and restricted cash at beginning of year	133,426	115,640
Cash, cash equivalents, and restricted cash at end of period	$107,244	$85,910

Supplementary cash flow data:
Interest paid	$6,786	$5,741
Income taxes paid, net of refunds	$4,701	$3,940
Property, plant and equipment purchases included in trade accounts payable	$205	$204
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at June 30, 2023, the results of its operations for the three months ended June 30, 2023 and June 30, 2022, and cash flows for the three months ended June 30, 2023 and June 30, 2022, have been included. Results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users. During the three months ended June 30, 2023, sales to customers in the United States were approximately 58% of total net sales.
2.    Acquisitions & Disposals

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec") for $115,181,000 including $7,576,000 in cash acquired, subject to a working capital adjustment and a contingent payment that becomes payable if a certain EBITDA level for the twelve-month period December 31, 2023 is achieved as set forth in the purchase agreement for montratec. As of June 30, 2023, the Company has estimated this contingent liability to be $25,093,000. A liability for this amount has been established in the opening balance sheet for montratec. The Company initially financed the acquisition by borrowing $117,000,000 on its New Revolving Credit Facility, but later repaid the New Revolving Credit Facility by borrowing an additional $120,000,000. Utilizing the Accordion feature under the Company's existing Term Loan B, the Company borrowed $75,000,000 and another $45,000,000 was borrowed through a new credit agreement secured by its U.S accounts receivable balances. Refer to Note 9 for additional details on the Company's debt agreements.

montratec is a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement the Company's previous acquisitions of both Dorner Mfg. Corp. ("Dorner") and Garvey Corporation ("Garvey"), and further the Company's shift to intelligent motion and serve as a platform to expand capabilities in advanced, higher technology automation solutions. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. montratec results have been included in the Company's results of operations from the acquisition date and the Company incurred $2,587,000 of acquisition and deal costs classified as part of General and administrative expenses in the three months ended June 30, 2023.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $85,357,000 has been recorded as goodwill. The identifiable intangible assets acquired include customer relationships valued at $33,471,000, a tradename valued at $2,915,000, and technology valued at $16,196,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 14 years at the time of acquisition. Of the $85,357,000 goodwill recorded from the acquisition, $7,300,000 is deductible for tax purposes.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$7,576
Working capital	5,156
Property, plant, and equipment, net	2,366
Intangible assets	52,581
Contingent liability (see above)	(25,093)
Other assets	5,596
Other non current liabilities	(18,358)
Goodwill	85,357
Total	$115,181

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

For additional information on the Company’s revenue recognition policy refer to the consolidated financial statements included in the 2023 10-K.

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

The following table illustrates the balance and related activity for customer advances in the three months ended June 30, 2023 and June 30, 2022 (in thousands):

Customer advances (contract liabilities)	June 30, 2023	June 30, 2022
March 31, beginning balance	$27,003	$22,453
Additional customer advances received	24,251	20,814
Revenue recognized from customer advances included in beginning of period	(21,908)	(18,708)
Customer advances recorded from acquisitions	3,866	—
Other (1)	99	(539)
June 30, ending balance	$33,311	$24,020

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $1,710,000 and $2,944,000 as of June 30, 2023 and March 31, 2023, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $16,348,000. We expect to recognize approximately 48% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended
Net Sales by Product Grouping	June 30, 2023	June 30, 2022
Industrial Products	$84,159	$81,847
Crane Solutions	94,642	79,331
Engineered Products	23,850	18,270
Precision Conveyor Products	32,808	40,799
All other	33	40
Total	$235,492	$220,287

Industrial products include: manual chain hoists, electrical chain hoists, rigging/clamps, industrial winches, hooks, shackles, and other forged attachments. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuation systems. Precision conveyor products include: low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, pallet system conveyors, accumulation systems, as well as other high-precision conveyance systems. The All other product grouping includes miscellaneous revenue.

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the three months ended June 30, 2023 and June 30, 2022 (in thousands):

Allowance for doubtful accounts	June 30, 2023	June 30, 2022
March 31, beginning balance	$3,620	$5,717
Bad debt expense	556	441
Less uncollectible accounts written off, net of recoveries	(674)	(566)
Allowance recorded from acquisitions	64	—
Other (1)	7	(151)
June 30, ending balance	$3,573	$5,441
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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,253	$10,253	$—	$—
Annuity contract	1,582	—	1,582	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(165)	—	(165)	—
Interest rate swap	11,907	—	11,907	—
Cross currency swap	(3,292)	—	(3,292)	—

Disclosed at fair value:
Term Loan B	$(526,900)	$—	$(526,900)	$—
AR securitization facility	$(45,000)	$—	$(45,000)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,368	$10,368	$—	$—
Annuity contract	1,612	—	1,612	—
Derivative assets (liabilities):
Foreign exchange contracts	97	—	97	—
Interest rate swap	10,475	—	10,475	—
Cross currency swap	(2,102)	—	(2,102)	—

Disclosed at fair value:
Term loan B	$(460,825)	$—	$(460,825)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2023, the Term Loan B has been recorded at carrying value, which approximates fair value. In fiscal 2024, the Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.

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

Assets and liabilities preliminarily recorded at fair value on a non-recurring basis during the three months ended June 30, 2023 include assets and liabilities acquired in connection with the acquisition of montratec described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment, and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The closed-form option price approach was used to calculate the contingent consideration. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

Significant valuation inputs included an attrition rate of 10.0% for customer relationships, an estimated royalty rate of 5.0% for technology, a royalty rate of 1.0% for trademark and trade names, an asset volatility rate of 27% for the contingent consideration, and a weighted average cost of capital of 12.5%.

Refer to the 2023 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2023 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
At cost - FIFO basis:
Raw materials	$163,088	$142,490
Work-in-process	30,408	26,323
Finished goods	41,472	39,714
Total at cost FIFO basis	234,968	208,527
LIFO cost less than FIFO cost	(30,221)	(29,168)
Net inventories	$204,747	$179,359

The acquisition of montratec contributed $5,336,000 to the increase in inventory since March 31, 2023.

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $80,000 and a loss of $548,000 in the three months ended June 30, 2023 and June 30, 2022, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three months ended June 30, 2023 and June 30, 2022, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $3,158,000 and

$2,752,000 as of June 30, 2023 and March 31, 2023, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $388,000 and $65,000 in the three months ended June 30, 2023 and June 30, 2022, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in the three months ended June 30, 2022, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $313,000 in the three months ended June 30, 2022, as they were determined to be a return of the Company's investment. There were no such dividends in the three months ended June 30, 2023. Dividends are included in investing activities on the Condensed Consolidated Statements of Cash Flows in the amount of $313,000 in the three months ended June 30, 2022, as the distribution received exceeded cumulative equity in earnings, under the cumulative earnings approach. The June 30, 2023 and March 31, 2023 trade accounts receivable balance due from EMC are $5,875,000 and $5,083,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of June 30, 2023 and March 31, 2023. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at June 30, 2023 and March 31, 2023. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $308,075,000 and $306,988,000 at June 30, 2023 and March 31, 2023, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $414,179,000 and $327,942,000 at June 30, 2023 and March 31, 2023, respectively. The goodwill associated with the fiscal 2024 acquisition of montratec, as described in Note 2, is included in the Precision Conveyance reporting unit.

Refer to the 2023 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three months ended June 30, 2023.

A summary of changes in goodwill during the three months ended June 30, 2023 is as follows (in thousands):

Balance at April 1, 2023	$644,629
Acquisition of montratec (Refer to Note 2)	85,357
Currency translation	1,967
Balance at June 30, 2023	731,953

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of June 30, 2023 and March 31, 2023, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,466	$(6,707)	$15,759	$19,478	$(6,315)	$13,163
Indefinite lived trademark	46,456	—	46,456	46,338	—	46,338
Customer relationships	357,315	(93,806)	263,509	322,658	(88,685)	233,973
Acquired technology	112,673	(29,601)	83,072	96,291	(27,945)	68,346
Other	3,694	(2,949)	745	3,585	(2,868)	717
Total	$542,604	$(133,063)	$409,541	$488,350	$(125,813)	$362,537

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 15 years for acquired technology, 5 years for other, and 16 years in total. Trademarks with a carrying value of $46,456,000 as of June 30, 2023 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $6,877,000 and $6,535,000 for the three months ended June 30, 2023 and 2022, respectively. The increase in amortization expense is the result of the montratec acquisition and related intangible assets acquired. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $30,000,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2023, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2023, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2023 fair values reflected in the table below. During the three months ended June 30, 2023, the Company was not in default of any of its derivative obligations.

As of June 30, 2023, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of Stahl Cranesystems GmbH ("STAHL"). As of June 30, 2023, the notional amount of this derivative is $110,313,000, and this contract matures on March 31, 2028. From its June 30, 2023 balance of AOCL, the Company expects to reclassify approximately $5,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of June 30, 2023, the notional amount of those derivatives was

$4,249,000, and all contracts mature by March 31, 2024. From its June 30, 2023 balance of AOCL, the Company expects to reclassify approximately $71,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has four interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The fourth interest rate swap agreement was entered into in fiscal year 2024 as a result of the additional debt from the montratec acquisition. The Company modified its historical interest rate swaps from LIBOR to SOFR in the current quarter. This modification had no impact on the Company's hedge accounting and hedge designation. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the Company's variable interest debt. The amortizing interest rate swaps mature by April 30, 2028 and had a total notional amount of $366,802,000 as of June 30, 2023. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its June 30, 2023 balance of AOCL, the Company expects to reclassify approximately $7,241,000 of AOCL into interest and debt expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
June 30, 2023	Foreign exchange contracts	$(158)	Cost of products sold	$(19)
June 30, 2023	Interest rate swaps	3,291	Interest expense	2,243
June 30, 2023	Cross currency swaps	(841)	Foreign currency exchange (gain) loss	(473)

June 30, 2022	Foreign exchange contracts	(104)	Cost of products sold	(26)
June 30, 2022	Interest rate swap	1,699	Interest expense	(814)
June 30, 2022	Cross currency swaps	5,772	Foreign currency exchange (gain) loss	5,518

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2023	March 31, 2023
Foreign exchange contracts	Prepaid expenses and other	$—	$136
Foreign exchange contracts	Accrued liabilities	(165)	(39)
Interest rate swap	Prepaid expenses and other	9,634	7,644
Interest rate swap	Other assets	3,375	3,218
Interest rate swap	Accrued liabilities	—	(387)
Interest rate swap	Other non current liabilities	(1,102)	—
Cross currency swap	Prepaid expenses and other	6	168
Cross currency swap	Other non current liabilities	(3,298)	(2,270)
9.    Debt

During fiscal 2024, the Company amended its New Revolving Credit Facility increasing the size of the New Revolving Credit Facility by $75,000,000 to a total of $175,000,000. The Company borrowed against the expanded New Revolving Credit

Facility in May of fiscal 2024 to initially fund the montratec acquisition as described in Note 2. The Company subsequently borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B facility to increase the principal amount of the Term Loan B facility by $75,000,000. The Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The total U.S. accounts receivable balances which secure the AR Securitization Facility total $80,441,000. The Company used the proceeds from the $75,000,000 Accordion borrowing and the $45,000,000 AR Securitization Facility to fully repay borrowings on the New Revolving Credit Facility prior to June 30, 2023.

The key terms of the new AR Securitization Facility are as follows:

~~•~~The AR Securitization Facility Agreement provides for revolving loans to be made up to a maximum principal amount of $55,000,000 of which $45,000,000 was drawn as of June 30, 2023.
•The AR Securitization Facility borrowings bear interest at a floating rate initially equal to a one-month secured overnight funding rate (SOFR) plus 10 basis points of credit spread adjustment, plus 110 basis points.
~~•~~The AR Securitization Facility borrowings are secured by the Company's U.S. accounts receivables totaling $80,441,000 at June 30, 2023.
•The AR Securitization Facility Agreement contains customary events of default (referred to as “Amortization Events.”)
•Amounts drawn under the AR Securitization Facility may remain outstanding until the maturity date of the AR Securitization Facility on June 19, 2026. Prior to the maturity date, the Company is only required to repay principal to the extent necessary to maintain borrowing base compliance, unless an Amortization Event occurs.

As of June 30, 2023 there have been no Amortization Events triggered in the AR Securitization Facility. The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12-months. As such, the Company has classified the full $45,000,000 outstanding borrowings under the AR Securitization Facility as long-term debt at June 30, 2023.

In addition to the above, the Company amended the variable interest component of its Term Loan B and New Revolving Credit Facility to transition from LIBOR to SOFR.

The outstanding principal balance of the Term Loan B facility was $527,560,000 as of June 30, 2023, which includes $75,000,000 in principal balance from the Accordion exercised in the first quarter of fiscal 2024 as described above. The Company made $10,000,000 in principal payments on the Term Loan B facility during the three months ended June 30, 2023 of which $1,529,000 was required. The Company is obligated to make $6,116,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments, if required, however, plans to pay down approximately $40,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt. Refer to the 2023 10-K for further details on the Company's Term Loan B facility.

There were no outstanding borrowings and $15,837,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of June 30, 2023.  The outstanding letters of credit as of June 30, 2023 consisted of $473,000 in commercial letters of credit and $15,364,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $7,718,000, which includes $2,286,000 from the Accordion exercises, as of June 30, 2023 and $6,323,000, which includes $892,000 from the Accordion exercise, as of March 31, 2023. The accumulated amortization balances were $2,048,000 and $1,815,000 as of June 30, 2023 and March 31, 2023, respectively. The gross balance of deferred financing costs associated with the AR Securitization Facility was $533,000 with an accumulated amortization balance of $15,000 as of June 30, 2023.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,826,000 as of June 30, 2023 and $4,027,000 as of March 31, 2023, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheet. The $799,000 increase in Fiscal 2024 relates to fees paid to increase the size of the New Revolving Credit Facility to $175,000,000 as described above. The accumulated amortization balances were $1,846,000 and $1,611,000 as of June 30, 2023 and March 31, 2023, respectively.

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $13,397,000 as of June 30, 2023 of which $619,000 has been recorded within the Current portion of long-term debt and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2023, unsecured credit lines totaled approximately $2,400,000, of which nothing was drawn. In addition, unsecured lines of $12,813,000 were available for bank guarantees issued in the normal course of business of which $12,474,000 was utilized as of June 30, 2023.

Refer to the Company’s consolidated financial statements included in its 2023 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022
Service costs	$128	$180
Interest cost	3,472	2,870
Expected return on plan assets	(2,946)	(2,713)
Net amortization	101	208
Settlement	$41	$—
Net periodic pension (benefit) cost	$796	$545

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations. The Company currently plans to contribute approximately $6,864,000 to its pension plans in fiscal 2024.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2023 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022
Numerator for basic and diluted earnings per share:
Net income (loss)	$9,275	$8,391

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,662	28,544
Effect of dilutive employee stock options and other share-based awards	244	155
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,906	28,699

Stock options with respect to 788,000 and 378,000 common shares for the three months ended June 30, 2023 and June 30, 2022, respectively, were not included in the computation of diluted income per share because they were antidilutive. For the three months ended June 30, 2023 and June 30, 2022 contingently issuable common shares of 138,000 and 179,000, respectively, were excluded because a performance condition had not yet been met.

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

During fiscal 2024, the Company determined that the performance condition on its fiscal 2022 performance shares would not be fully met. The Company has adjusted its stock-based compensation expense accordingly in fiscal 2024.

During fiscal 2023, the Company repurchased 31,000 shares of its common stock at an aggregate cost of $1,001,000 in accordance with the Company's previously adopted share repurchase program. The value of the shares purchased are reflected as Treasury stock on the Company's Condensed Consolidated Balance Sheet as of March 31, 2023. There were no such purchases in fiscal 2024.

During the first three months of fiscal 2024, there were 8,500 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2023, 133,000 shares of restricted stock units vested and were issued.

On July 23, 2023, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on August 21, 2023 to shareholders of record on August 11, 2023. The dividend payment is expected to be approximately $2,010,000.

Refer to the Company’s consolidated financial statements included in its 2023 10-K for further information on its earnings per share and stock plans.

12.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $21,170,000 (gross of estimated insurance recoveries of $8,081,000) as of June 30, 2023, of which $16,270,000 is included in Other non current liabilities and $4,900,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	June 30, 2023	March 31, 2023
Accrued general and product liability, beginning of period	$21,103	$22,575
Estimated insurance recoveries	(190)	(889)
Add provision for claims	975	3,025
Deduct payments for claims	(718)	(3,608)
Accrued general and product liability, end of period	$21,170	$21,103

Estimated insurance recoveries	(8,081)	(8,272)
Net accrued general and product liability, end of period	$13,089	$12,831

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2024. The Company also purchases excess general and product liability insurance up to an aggregate $75,000,000 limit.

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,300,000 and $9,700,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from June 30, 2023. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $6,890,000. The Company has reflected the liability gross of insurance recoveries of $8,081,000 as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2023. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,900,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of June 30, 2023 and March 31, 2023. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2023 in the amount of $8,081,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $720,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at June 30, 2023.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,479,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2023. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

In December 2022 the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2002/2003 and 2006 before the Regional Tax Court. A hearing was held before the Regional Tax Court in April 2023 and in May, with two decisions, the court ruled in favor of the Company. These decisions can be appealed through December 2023. In

March 2023 the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2004/2005 and 2005/2006 before the Regional Tax Court.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and has commenced litigation to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking in Missouri and joined five additional companies as co-defendants in that Missouri action.

Magnetek intends to continue to vigorously prosecute its New Jersey declaratory judgment action and to defend against Monsanto’s action against it. The Company cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional legal costs related to such matters will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

The Company had previously filed suit against Travelers in District Court seeking coverage under insurance policies in the name of Universal. In July 2019, the District Court ruled that Travelers is obligated to defend Magnetek under these policies in connection with Magnetek's litigation against Monsanto. The Court held that Monsanto's claims against Magnetek fall within the insuring agreement of the Travelers policies and that none of the policy exclusions precluded the possibility of coverage. The Court also held that Travelers prior settlements with other insureds under the policies did not cut off or release Magnetek's rights under the policies. Travelers moved for reconsideration which motion was denied. Travelers (though a third-party indemnitor) is currently defending the Company in its litigation with Monsanto.

The Company is also engaged in similar insurance coverage litigation against Transportation Insurance Company in the Circuit Court of Cook County, Illinois.

Environmental Matters

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company utilizes an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2024.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $215,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of June 30, 2023 a total of $660,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2024.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 27% and 51% in the three months ended June 30, 2023 and June 30, 2022, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries. During the three months ended June 30, 2023, the impact of equity compensation increased the rate by 2 percentage points.

During the three months ended June 30, 2022, the rate was unfavorably impacted 15 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of STAHL. In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated Statements of Operations during the period. The tax rate for the three months ended June 30, 2022 also reflects an unfavorable impact of 12 percentage points due to the recording of a U.S. state tax valuation allowance.

The Company estimates that the effective tax rate related to continuing operations will be approximately 24% to 26% for fiscal 2024.

Refer to the Company’s consolidated financial statements included in its 2023 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three months ended June 30, 2023 are as follows (in thousands):

	Three Months Ended June 30, 2023
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(12,800)	$(32,352)	$7,109	$(38,043)
Other comprehensive income (loss) before reclassification	(4)	2,901	2,292	5,189
Amounts reclassified from other comprehensive loss	46	—	(1,751)	(1,705)
Net current period other comprehensive income (loss)	42	2,901	541	3,484
Ending balance net of tax	$(12,758)	$(29,451)	$7,650	$(34,559)

Details of amounts reclassified out of AOCL for the three months ended June 30, 2023 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$52
	52	Total before tax
	(6)	Tax (benefit) expense
	$46	Net of tax

Change in derivatives qualifying as hedges
	$25	Cost of products sold
	(2,975)	Interest expense
	627	Foreign currency
	(2,323)	Total before tax
	572	Tax (benefit) expense
	$(1,751)	Net of tax

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	June 30, 2023	March 31, 2023
Operating leases:
Other assets	$56,161	$53,551

Accrued liabilities	8,650	7,966
Other non current liabilities	49,451	46,524
Total operating liabilities	$58,101	$54,490

Finance lease:
Net property, plant, and equipment	$12,347	$12,597

Current portion of long-term debt and finance lease obligation	619	604
Term loan and finance lease obligations	12,778	12,937
Total finance liabilities	$13,397	$13,541

Operating lease expense of $3,062,000 and $2,249,000 for the three months ended June 30, 2023 and June 30, 2022, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three months ended June 30, 2023 and June 30, 2022, respectively. Finance lease expense of $250,000 for the three months ended June 30, 2023 and June 30, 2022, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $151,000 and $157,000 is included the Company's Condensed Consolidated Statements of Operations in the three months ended June 30, 2023 and June 30, 2022, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,435	$2,215
Cash paid for amounts included in the measurement of finance lease liabilities	$294	$285
ROU assets obtained in exchange for new operating lease liabilities	$5,097	$144

16.    Effects of New Accounting Pronouncements

Topics recently adopted

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" from December 31, 2022 to December 31, 2024, which is superseding the date from ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU is elective and is relief to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under topics such as debt, leases, and derivatives. The optional amendments are effective for all entities as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2024. The Company modified its interest rate swap contracts during the quarter to transition from LIBOR to SOFR. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination and is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this standard effective April 1, 2023 and applied it in the purchase accounting for montratec. The adoption did not have a material impact on the Company's consolidated financial statements.

Topics Not Yet Adopted

We consider the applicability and impact of all Accounting Standard Updates ("ASU"). ASUs not listed were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 149-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In accordance with our strategic framework, we are building out our business system (CMBS) and growth framework to be market-led, customer-centric, and operationally excellent with our people and values at the core. We believe this will transform Columbus McKinnon into a top-tier Intelligent Motion Solutions company. We expect our strategy will enhance shareholder value by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 42% derived from customers outside the U.S. for the three months ended June 30, 2023. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec"), a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement both Dorner and Garvey, and further the Company's shift to intelligent motion and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

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

Our principal raw materials and components purchases were approximately $365 million in fiscal 2023 (or 61% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. Currently, as a result of global inflation, we are experiencing higher raw material costs and availability issues for select raw materials and components. To date, we have raised prices to our customers to cover these increased raw material costs and are working with our supply base to prioritize shipments and improve availability of key components.

We operate in a highly competitive and global business environment. We see a variety of opportunities in our markets and geographies, including trends toward automation and increasing labor productivity and the expansion of market opportunities in Asia and other emerging markets. While we execute our long-term growth strategy, we are supported by our strong free cash flow as well as our liquidity position and flexible debt structure.

Results of Operations

Three months ended June 30, 2023 and June 30, 2022

Net sales in the fiscal 2024 quarter ended June 30, 2023 were $235,492,000, up $15,205,000 or 6.9% from the fiscal 2023 quarter ended June 30, 2022 net sales of $220,287,000. Net sales were positively impacted by $8,501,000 due to price increases, $3,705,000 of sales volume increases and $2,655,000 of acquired revenue from the montratec acquisition. Foreign currency translation favorably impacted sales by $344,000 for the three months ended June 30, 2023.

Gross profit in the fiscal 2024 quarter ended June 30, 2023 was $86,649,000, an increase of $4,130,000 or 5.0% from the fiscal 2023 quarter ended June 30, 2022 gross profit of $82,519,000. Gross profit margin was 36.8% in the fiscal 2024 first quarter compared to 37.5% in the fiscal 2023 first quarter. The increase in gross profit was due to $6,478,000 of price increases net of material inflation and $819,000 as a result of the acquisition of montratec. These gross profit increases were offset by $1,973,000 in decreased productivity and other cost changes, $1,127,000 of unfavorable sales mix and $196,000 in current year business realignment costs. The translation of foreign currencies had a $129,000 favorable impact on gross profit in the three months ended June 30, 2023.

Selling expenses were $24,981,000 and $26,156,000, or 10.6% and 11.9% of net sales, in the fiscal 2024 and 2023 first quarters, respectively. Selling expense decreased by $847,000 due to lower net business realignment costs and $644,000 due to lower employee related costs offset by $513,000 due to the montratec acquisition during the three months ended June 30, 2023. Foreign currency translation had a $44,000 favorable impact on selling expenses in the three months ended June 30, 2023.

General and administrative expenses were $27,443,000 and $21,881,000, or 11.7% and 9.9% of net sales, in the fiscal 2024 and 2023 first quarters, respectively. General and administrative expenses increased by $2,501,000 of net acquisition deal related costs, $1,228,000 of headquarters realignment costs, $1,368,000 of higher stock compensation costs and $219,000 from the montratec acquisition. These increases were offset by net business realignment costs of $631,000. Foreign currency translation had a $43,000 unfavorable impact on general and administrative expenses in the three months ended June 30, 2023.

Research and development expenses were $5,900,000 and $5,130,000, or 2.5% and 2.3% of net sales, in the fiscal 2024 and 2023 first quarters, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $6,877,000 and $6,535,000 in the fiscal 2024 and 2023 first quarters, respectively, with the increase related to new intangible assets recorded from the montratec acquisition.

Interest and debt expense was $8,625,000 in the first quarter ended June 30, 2023 compared to $6,203,000 in the first quarter ended June 30, 2022. The increase is related to higher variable interest rates, as well as increased borrowings to finance the montratec acquisition.

Investment income of $543,000 in the first quarter ended June 30, 2023 compared to investment loss of $430,000 in the first quarter ended June 30, 2022 is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange losses were $483,000 and $1,203,000 in the fiscal 2024 and 2023 first quarters, respectively. These losses were primarily due to the weakening of the Euro in comparison to the U.S. Dollar.

Other expense was $214,000 in the first quarter ended June 30, 2023 compared to other income of $2,303,000 in the first quarter ended June 30, 2022. As described in Note 13, Other income in fiscal 2023, was primarily related to a tax indemnification reimbursement received from STAHL's former owners in accordance with the share purchase agreement.

Income tax expense as a percentage of income from continuing operations before income tax expense was 27% and 51% in the first quarters ended June 30, 2023 and June 30, 2022, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the three months ended June 30, 2022, the rate was unfavorably impacted 15 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of STAHL. In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owners which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated Statements of Operations during the period. The tax rate for the three months ended June 30, 2022 also reflects an unfavorable impact of 12 percentage points due to the recording of a U.S. state tax valuation allowance.

The Company estimates that the effective tax rate related to continuing operations will be approximately 24% to 26% for fiscal 2023.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $107,244,000 at June 30, 2023, a decrease of $26,182,000 from the March 31, 2023 balance of $133,426,000.

Cash flow from operating activities

Net cash used for operating activities was $17,247,000 for the three months ended June 30, 2023 compared to $11,177,000 for the three months ended June 30, 2022. Net income of $9,275,000 along with non-cash adjustments to net income of $13,682,000 were an offset to cash used for operations. The non-cash adjustments included $10,890,000 of depreciation and amortization, $2,389,000 of non-cash lease expense and $1,981,000 of stock-based compensation. Changes in working capital reduced cash from operations by $36,613,000 as a result of an increase of $19,214,000 in inventories, a decrease in accrued expenses of $8,668,000, an increase in trade accounts receivable $7,649,000, an increase in prepaid expenses of $2,800,000 offset by an increase of $1,718,000 in trade payables. The increase in inventories relates to purchases required for expected future customer demand. The decrease in accrued expenses primarily consists of the fiscal 2023 annual incentive plan payments, which were paid in the quarter ended June 30, 2023. Cash used for operations also included a decrease of $2,955,000 in other non-current liabilities primarily due to lease payments for the three months ended June 30, 2023.

Cash flow from investing activities

Net cash used for investing activities was $112,684,000 for the three months ended June 30, 2023 compared to $4,832,000 for the three months ended June 30, 2022. The most significant use of cash in the quarter was $107,605,000 of cash used for purchase of montratec on May 31, 2023. Additionally, the Company used $5,273,000 for capital expenditures in the first quarter.

Cash flow from financing activities

Net cash provided by financing activities was $103,985,000 for the three months ended June 30, 2023 and net cash used for financing activities was $12,881,000 for the three months ended June 30, 2022. The most significant source of cash was $120,000,000 in gross proceeds from the issuance of long-term debt, which was used to fund the montratec acquisition. This was offset by $10,143,000 in debt repayments, $2,046,000 in fees paid to secure the new debt borrowings, and a $2,004,000 dividend payment in the quarter. Associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows which resulted in a net cash outflow of $245,000 during the three months ended June 30, 2023.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of June 30, 2023, $84,822,000, including $6,258,000 from montratec, of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2023 and June 30, 2022 were $5,273,000 and $2,953,000, respectively. We expect capital expenditure spending in fiscal 2024 to range from $30,000,000 to $40,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Duff Norton reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $308,075,000, and $414,179,000, respectively, as of June 30, 2023.

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

Refer to our 2023 10-K for additional information regarding our annual goodwill impairment process.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “future,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives, strategies, pending acquisitions or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the cyclical nature of our business and general macroeconomic conditions;
•increased competition with respect to our business, including with respect to our material handling and precision conveyance products;
•our ability to successfully integrate our acquisitions;
•price fluctuations and trade tariffs on steel, aluminum, and other raw materials purchased to manufacture our products and our ability to pass on price increases to our customers;
•the scarcity or unavailability of the raw materials and critical components we use to manufacture our products and the impact of such scarcity or unavailability on our ability to operate our business;
•our ability to successfully manage our backlog;
•our ability to maintain relationships with the independent distributors we use to sell our products;
•our ability to continue to attract, develop, engage, and retain qualified employees;
•changing interest rates;
•our ability to manage our indebtedness, including compliance with debt covenant restrictions in our Term Loan B, AR Securitization Facility and our New Revolving Credit Facility (each as defined herein);
•our ability to manage the risks of conducting operations outside of the United States, including currency fluctuations, trade barriers, labor unrest, geopolitical conflicts, more stringent labor regulation, tariffs, political and economic instability and governmental expropriation;
•potential product liability, as our products involve risks of personal injury and property damage;
•compliance with federal, state and local environmental protection laws, including regulatory measures meant to address climate change, which may be burdensome and lower our margins;
•our ability to adequately protect our intellectual property and refrain from infringing on the intellectual property of others;
•our ability to adequately manage and rely on our subcontractors and suppliers;
•our ability to adequately protect our information technology systems from cyberattacks or other interruptions;
•our ability to comply with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws; and
•our ability to retain key members of our management team.

While we believe that the forward-looking statements in this Form 10-Q are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the this Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the outcomes or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-Q are made only as of the date hereof and are based on our current expectations. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise except to the extent required by applicable law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 4.    Controls and Procedures.

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

There have been no other changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

There have been no material developments from the legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and the notes to the consolidated financial statements thereto.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended June 30, 2023 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the thousands Program (in thousands)[1]
April 1 - 30, 2023	—	$—	—
May 1 - 31, 2023	—	$—	—
June 1 -30, 2023	—	$—	—
Total	—	$—	—	19,000

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of June 30, 2023, approximately $19 million remains available to repurchase shares of common stock under the current share repurchase authorization plan. There were no repurchases made in the quarter ended June 30, 2023.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 11, 2023).

Exhibit 10.1	Credit and Security Agreement, dated as of June 20, 2023, by and among Columbus McKinnon Corporation, as Master Servicer, Columbus McKinnon FinCo, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2023).

Exhibit 10.2	Receivables Sale Agreement, dated as of June 20, 2023, by and among Columbus McKinnon Corporation, as Master Servicer, Columbus McKinnon FinCo, LLC, as Buyer and the Originators party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2023).

Exhibit 10.3	Performance Undertaking, dated as of June 20, 2023, by Columbus McKinnon Corporation, as Performance Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2023).

Exhibit 10.4	Third Amendment, dated as of June 26, 2023, by and between Columbus McKinnon Corporation, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 26, 2023).

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of prinicipal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	August 2, 2023	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)