Form 10-Q
period 2023-09-30
COLUMBUS MCKINNON CORP
filed 2023-11-01
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of common stock outstanding as of October 30, 2023 was: 28,738,064 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended September 30, 2023

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$99,058	$133,176
Trade accounts receivable, less allowance for doubtful accounts ($3,626 and $3,620, respectively)	166,390	151,451
Inventories	204,997	179,359
Prepaid expenses and other	40,749	32,254
Total current assets	511,194	496,240
Property, plant, and equipment, net	100,602	94,360
Goodwill	717,572	644,629
Other intangibles, net	397,388	362,537
Marketable securities	10,807	10,368
Deferred taxes on income	2,206	2,035
Other assets	87,632	88,286
Total assets	$1,827,401	$1,698,455

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$71,446	$76,736
Accrued liabilities	141,532	124,317
Current portion of long-term debt and finance lease obligations	50,636	40,604
Total current liabilities	263,614	241,657
Term loan, AR securitization facility and finance lease obligations	514,205	430,988
Other non current liabilities	195,584	192,013
Total liabilities	973,403	864,658
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,736,911 and 28,611,721 shares issued and outstanding	287	286
Treasury stock	(1,001)	(1,001)
Additional paid in capital	519,593	515,797
Retained earnings	379,834	356,758
Accumulated other comprehensive loss	(44,715)	(38,043)
Total shareholders' equity	853,998	833,797
Total liabilities and shareholders' equity	$1,827,401	$1,698,455

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands, except per share data)
Net sales	258,400	231,740	493,892	452,027
Cost of products sold	158,424	145,430	307,266	283,191
Gross profit	99,976	86,310	186,626	168,836

Selling expenses	26,867	25,617	51,848	51,773
General and administrative expenses	25,709	21,413	53,152	43,299
Research and development expenses	6,541	5,461	12,442	10,591
Amortization of intangibles	7,508	6,447	14,385	12,982
	66,625	58,938	131,827	118,645

Income from operations	33,351	27,372	54,799	50,191
Interest and debt expense	10,211	6,768	18,836	12,971
Investment (income) loss	88	312	(454)	742
Foreign currency exchange (gain) loss	1,746	1,003	2,230	2,206
Other (income) expense, net	393	222	605	(2,079)
Income (loss) before income tax expense (benefit)	20,913	19,067	33,582	36,351
Income tax expense (benefit)	5,100	4,953	8,494	13,846
Net income (loss)	$15,813	$14,114	$25,088	$22,505

Average basic shares outstanding	28,725	28,619	28,694	28,581
Average diluted shares outstanding	29,001	28,748	28,962	28,733

Basic income (loss) per share:	$0.55	$0.49	$0.87	$0.79

Diluted income (loss) per share:	$0.55	$0.49	$0.87	$0.78

Dividends declared per common share	$0.07	$0.07	$0.07	$0.07

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)		(In thousands)
Net income (loss)	$15,813	$14,114	$25,088	22,505
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,683)	(10,781)	(6,782)	(19,482)
Change in derivatives qualifying as hedges, net of taxes of $86, $(1,509), $(90) ,$(2,375)	(265)	4,686	276	7,375
Change in pension liability and postretirement obligation, net of taxes of $27, $(56), $22, $(105)	(208)	166	(166)	312
Total other comprehensive income (loss)	(10,156)	(5,929)	(6,672)	(11,795)
Comprehensive income (loss)	$5,657	$8,185	$18,416	$10,710

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2023	$286	$(1,001)	$515,797	$356,758	$(38,043)	$833,797
Net income (loss)	—	—	—	9,275	—	9,275
Change in foreign currency translation adjustment	—	—	—	—	2,901	2,901
Change in derivatives qualifying as hedges, net of tax of $(176)	—	—	—	—	541	541
Change in pension liability and postretirement obligations, net of tax of $(5)	—	—	—	—	42	42
Stock options exercised, 8,485 shares	—	—	225	—	—	225
Stock compensation expense	—	—	1,981	—	—	1,981
Restricted stock units released, 87,496 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,806)	—	—	(1,805)
Balance at June 30, 2023	$287	$(1,001)	$516,197	$366,033	$(34,559)	$846,957
Net income (loss)	—	—	—	15,813	—	15,813
Dividends declared	—	—	—	(2,012)	—	(2,012)
Change in foreign currency translation adjustment	—	—	—	—	(9,683)	(9,683)
Change in derivatives qualifying as hedges, net of tax of $86	—	—	—	—	(265)	(265)
Change in pension liability and postretirement obligations, net of tax of $27	—	—	—	—	(208)	(208)
Stock compensation - directors	—	—	587	—	—	587
Stock options exercised, 9,556 shares	—	—	265	—	—	265
Stock compensation expense	—	—	2,696	—	—	2,696
Restricted stock units released, 19,653 shares, net of shares withheld for minimum statutory tax obligation	—	—	(152)	—	—	(152)
Balance at September 30, 2023	$287	$(1,001)	$519,593	$379,834	$(44,715)	$853,998

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

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	25,088	22,505
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	22,482	20,893
Deferred income taxes and related valuation allowance	(6,097)	(698)
Net loss (gain) on sale of real estate, investments and other	(302)	852
Stock-based compensation	5,264	3,629
Amortization of deferred financing costs	1,106	860
Loss (gain) on hedging instruments	554	(714)
Gain on sale of building	—	(232)
Loss on retirement of fixed asset	—	175
Non-cash lease expense	4,684	3,843
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(11,409)	381
Inventories	(22,415)	(30,754)
Prepaid expenses and other	(5,868)	2,321
Other assets	357	24
Trade accounts payable	(5,996)	(11,267)
Accrued liabilities	(3,085)	(3,124)
Non-current liabilities	(4,921)	(2,545)
Net cash provided by (used for) operating activities	(558)	6,149

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,100	1,900
Purchases of marketable securities	(1,809)	(2,709)
Capital expenditures	(10,319)	(5,288)
Proceeds from sale of building, net of transaction costs	—	373
Dividend received from equity method investment	144	313
Purchase of businesses, net of cash acquired (See Note 2)	(108,145)	(1,616)
Net cash provided by (used for) investing activities	(119,029)	(7,027)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	492	621
Repayment of debt	(25,294)	(20,264)
Proceeds from issuance of long-term debt	120,000	—
Fees paid for borrowings on long-term debt	(2,859)	—
Cash inflows from hedging activities	12,084	12,306
Cash outflows from hedging activities	(12,660)	(11,689)
Payment of dividends	(4,015)	(4,001)
Other	(1,954)	(1,375)
Net cash provided by (used for) financing activities	85,794	(24,402)
Effect of exchange rate changes on cash	(325)	(1,245)
Net change in cash and cash equivalents	(34,118)	(26,525)
Cash, cash equivalents, and restricted cash at beginning of year	133,426	115,640
Cash, cash equivalents, and restricted cash at end of period	$99,308	$89,115

Supplementary cash flow data:
Interest paid	$16,054	$12,045
Income taxes paid, net of refunds	$15,183	$10,271
Property, plant and equipment purchases included in trade accounts payable	$1,260	$—
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at September 30, 2023, the results of its operations for the three and six months ended September 30, 2023 and September 30, 2022, and cash flows for the six months ended September 30, 2023 and September 30, 2022, have been included. Results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three and six months ended September 30, 2023, sales to customers in the United States were approximately 56% and 57% of total net sales, respectively.
2.    Acquisitions & Disposals

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec") for $115,721,000 including $7,576,000 in cash acquired, a $540,000 working capital settlement, and a contingent payment that becomes payable if a certain EBITDA level for the twelve-month period December 31, 2023 is achieved as set forth in the purchase agreement for montratec. As of September 30, 2023, the Company has estimated this contingent liability to be $18,355,000, a decrease of $6,738,000 from the prior quarter due to a refinement in the estimates used to value the liability at May 31, 2023. This liability has been established in the opening balance sheet for montratec. The Company initially financed the acquisition by borrowing $117,000,000 on its New Revolving Credit Facility, but later repaid the New Revolving Credit Facility by borrowing an additional $120,000,000. Utilizing the Accordion feature under the Company's existing Term Loan B, the Company borrowed $75,000,000 and another $45,000,000 was borrowed through a new credit agreement secured by its U.S. accounts receivable balances. Refer to Note 9 for additional details on the Company's debt agreements.

montratec is a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement the Company's previous acquisitions of both Dorner Mfg. Corp. ("Dorner") and Garvey Corporation ("Garvey"), and furthers the Company's shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. montratec results have been included in the Company's results of operations from the acquisition date and the Company incurred $508,000 and $3,095,000 of acquisition and deal related costs classified as part of General and administrative expenses in the three and six months ended September 30, 2023.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $78,943,000 has been recorded as goodwill, a decrease of $6,414,000 from the amount preliminarily allocated to goodwill as of June 30, 2023 due to decreases of $6,738,000 for the Contingent liability, $577,000 related to a refinement in the calculation of deferred taxes within Other non current liabilities, and an increase of $108,000 in other assets as a result of refinements in estimates to calculate the right of use lease assets. Offsetting this were increases to goodwill as the result of the working capital settlement of $540,000, $260,000 relating to adjustments to working capital, and $209,000 within Property, plant, and equipment, net related to refined estimates for lease-related assets. The identifiable intangible assets acquired include customer relationships valued at $33,471,000, a tradename valued at $2,915,000, and technology valued at $16,196,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 14 years at the time of acquisition. Of the $78,943,000 goodwill recorded from the acquisition, $7,531,000 is deductible for tax purposes.

The preliminary assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$7,576
Working capital	4,896
Property, plant, and equipment, net	2,157
Intangible assets	52,581
Contingent liability (see above)	(18,355)
Other assets	5,704
Other non current liabilities	(17,781)
Goodwill	78,943
Total	$115,721

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

The following table illustrates the balance and related activity for customer advances in the six months ended September 30, 2023 and September 30, 2022 (in thousands):

Customer advances (contract liabilities)	September 30, 2023	September 30, 2022
March 31, beginning balance	$27,003	$22,453
Additional customer advances received	46,093	36,729
Revenue recognized from customer advances included in beginning of period	(27,003)	(22,453)
Other revenue recognized from customer advances	(21,212)	(13,125)
Customer advances recorded from acquisitions	3,866	—
Other (1)	(306)	(1,353)
September 30, ending balance	$28,441	$22,251

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $2,772,000 and $2,944,000 as of September 30, 2023 and March 31, 2023, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $10,470,000. We expect to recognize approximately 42% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three and six months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended		Six Months Ended
Net Sales by Product Grouping	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Industrial Products	$86,733	$81,096	$170,892	$162,942
Crane Solutions	105,329	90,087	199,971	169,418
Engineered Products	24,335	21,504	48,185	39,774
Precision Conveyor Products	41,983	39,010	74,791	79,809
All other	20	43	53	84
Total	$258,400	$231,740	$493,892	$452,027

Industrial products include: manual chain hoists, electrical chain hoists, rigging/clamps, industrial winches, hooks, shackles, and other forged attachments. Crane solutions products include: wire rope hoists, drives and controls, crane kits and components, and workstations. Engineered products include: linear and mechanical actuators, lifting tables, rail projects, and actuation systems. Precision conveyor products include: low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, pallet system conveyors, accumulation systems, asynchronous conveyors as well as other high-precision conveyance systems. The All other product grouping includes miscellaneous revenue.

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the six months ended September 30, 2023 and September 30, 2022 (in thousands):

Allowance for doubtful accounts	September 30, 2023	September 30, 2022
March 31, beginning balance	$3,620	$5,717
Bad debt expense	1,486	493
Less uncollectible accounts written off, net of recoveries	(1,493)	(811)
Allowance recorded from acquisitions	64	—
Other (1)	(51)	(295)
September 30, ending balance	$3,626	$5,104
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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,807	$10,807	$—	$—
Annuity contract	1,362	—	1,362	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(104)	—	(104)	—
Interest rate swap	12,188	—	12,188	—
Cross currency swap	(554)	—	(554)	—

Disclosed at fair value:
Term Loan B	$(513,201)	$—	$(513,201)	$—
AR securitization facility	$(45,000)	$—	$(45,000)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,368	$10,368	$—	$—
Annuity contract	1,612	—	1,612	—
Derivative assets (liabilities):
Foreign exchange contracts	97	—	97	—
Interest rate swap	10,475	—	10,475	—
Cross currency swap	(2,102)	—	(2,102)	—

Disclosed at fair value:
Term loan B	$(460,825)	$—	$(460,825)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At September 30, 2023, the Term Loan B has been recorded at carrying value, which approximates fair value. In fiscal 2024, the Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.

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

Assets and liabilities preliminarily recorded at fair value on a non-recurring basis during the six months ended September 30, 2023 include assets and liabilities acquired in connection with the acquisition of montratec described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment, and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The closed-form option price approach was used to calculate the contingent consideration. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

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

5.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	March 31, 2023
At cost - FIFO basis:
Raw materials	$166,637	$142,490
Work-in-process	29,831	26,323
Finished goods	40,898	39,714
Total at cost FIFO basis	237,366	208,527
LIFO cost less than FIFO cost	(32,369)	(29,168)
Net inventories	$204,997	$179,359

The acquisition of montratec contributed $6,649,000 to the increase in inventory since March 31, 2023.

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses were losses of $349,000 and $372,000 in the three months ended September 30, 2023 and September 30, 2022, respectively and losses of $270,000 and $920,000 in the six months ended September 30, 2023 and September 30, 2022, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three and six months ended September 30, 2023 and September 30, 2022, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $2,996,000 and $2,752,000 as of September 30, 2023 and March 31, 2023, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $183,000 and $1,000 in the three months ended September 30, 2023 and September 30, 2022, respectively, and increased by $559,000 and $62,000 in the six months ended September 30, 2023 and September 30, 2022, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in the six months ended September 30, 2023 and September 30, 2022, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $247,000 and $313,000 in the six months ended September 30, 2023 and September 30, 2022, as they were determined to be a return of the Company's investment. Dividends are included in investing activities on the Condensed Consolidated Statements of Cash Flows in the amount of $144,000 and $313,000 in the six months ended September 30, 2023 and September 30, 2022, as the distribution received exceeded cumulative equity in earnings, under the cumulative earnings approach. The remaining balance of the dividend for the six months ended September 30, 2023, is included in cash flows from operations. The September 30, 2023 and March 31, 2023 trade accounts receivable balance due from EMC are $5,833,000 and $5,083,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of September 30, 2023 and March 31, 2023. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at September 30, 2023 and March 31, 2023. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $301,242,000 and $306,988,000 at September 30, 2023 and March 31, 2023, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $406,631,000 and $327,942,000 at September 30, 2023 and March 31, 2023, respectively. The goodwill associated with the fiscal 2024 acquisition of montratec, as described in Note 2, is included in the Precision Conveyance reporting unit. The Company has recorded adjustments to goodwill related to montratec during the quarter ended September 30, 2023. Refer to Note 2 for additional details related to these adjustments.

Refer to the 2023 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three and six months ended September 30, 2023.

A summary of changes in goodwill during the six months ended September 30, 2023 is as follows (in thousands):

Balance at April 1, 2023	$644,629
Acquisition of montratec (Refer to Note 2)	78,943
Currency translation	(6,000)
Balance at September 30, 2023	717,572
Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of September 30, 2023 and March 31, 2023, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,245	$(6,997)	$15,248	$19,478	$(6,315)	$13,163
Indefinite lived trademark	45,878	—	45,878	46,338	—	46,338
Customer relationships	352,085	(97,228)	254,857	322,658	(88,685)	233,973
Acquired technology	112,082	(31,409)	80,673	96,291	(27,945)	68,346
Other	3,672	(2,940)	732	3,585	(2,868)	717
Total	$535,962	$(138,574)	$397,388	$488,350	$(125,813)	$362,537

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 15 years for acquired technology, 5 years for other, and 16 years in total. Trademarks with a carrying value of $45,878,000 as of September 30, 2023 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $7,508,000 and $6,447,000 for the three months ended September 30, 2023 and 2022, respectively. Total amortization expense was $14,385,000 and $12,982,000 for the six months ended September 30, 2023 and 2022, respectively. The increase in amortization expense is the result of the montratec acquisition and related intangible assets acquired. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $30,000,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2023, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2023, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2023 fair values reflected in the table below. During the three and six months ended September 30, 2023, the Company was not in default of any of its derivative obligations.

As of September 30, 2023, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of Stahl Cranesystems GmbH ("STAHL"). As of September 30, 2023, the notional amount of this derivative is $104,845,000, and this contract matures on March 31, 2028. From its September 30, 2023 balance of AOCL, the Company expects to reclassify approximately $508,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of September 30, 2023, the notional amount of those derivatives was $5,890,000, and all contracts mature by September 30, 2024. From its September 30, 2023 balance of AOCL, the Company expects to reclassify approximately $59,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has three outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The most recent interest rate swap agreement was entered into in fiscal year 2024 as a result of the additional debt from the montratec acquisition. The Company modified its historical interest rate swaps from LIBOR to SOFR in the first quarter of fiscal 2024. This modification had no impact on the Company's hedge accounting and hedge designation. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the Company's variable interest debt. The amortizing interest rate swaps mature by April 30, 2028 and had a total notional amount of $360,013,000 as of September 30, 2023. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its September 30, 2023 balance of AOCL, the Company expects to reclassify approximately $7,035,000 of AOCL into interest and debt expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2023	Foreign exchange contracts	$(22)	Cost of products sold	$(34)
September 30, 2023	Interest rate swaps	2,798	Interest expense	2,615
September 30, 2023	Cross currency swaps	2,061	Foreign currency exchange (gain) loss	2,521

September 30, 2022	Foreign exchange contracts	56	Cost of products sold	(63)
September 30, 2022	Interest rate swap	4,706	Interest expense	132
September 30, 2022	Cross currency swaps	5,855	Foreign currency exchange (gain) loss	5,862

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended September 30, 2023 and 2022 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2023	Foreign exchange contracts	$(180)	Cost of products sold	$(53)
September 30, 2023	Interest rate swaps	6,089	Interest expense	4,858
September 30, 2023	Cross currency swaps	1,220	Foreign currency exchange (gain) loss	2,048

September 30, 2022	Foreign exchange contracts	(48)	Cost of products sold	(89)
September 30, 2022	Interest rate swap	6,405	Interest expense	(682)
September 30, 2022	Cross currency swaps	11,627	Foreign currency exchange (gain) loss	11,380

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	March 31, 2023
Foreign exchange contracts	Prepaid expenses and other	$63	$136
Foreign exchange contracts	Accrued liabilities	(167)	(39)
Interest rate swap	Prepaid expenses and other	9,461	7,644
Interest rate swap	Other assets	2,828	3,218
Interest rate swap	Accrued liabilities	(101)	(387)
Cross currency swap	Prepaid expenses and other	684	168
Cross currency swap	Other non current liabilities	(1,238)	(2,270)
9.    Debt

During fiscal 2024, the Company amended its New Revolving Credit Facility increasing the size of the New Revolving Credit Facility by $75,000,000 to a total of $175,000,000. The Company borrowed against the expanded New Revolving Credit Facility in May of fiscal 2024 to initially fund the montratec acquisition as described in Note 2. The Company subsequently borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B facility to increase the principal amount of the Term Loan B facility by $75,000,000. The Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The total U.S. accounts receivable balances which secure the AR Securitization Facility total $80,078,000 as of September 30, 2023. The Company used the proceeds from the $75,000,000 Accordion borrowing and the $45,000,000 AR Securitization Facility to fully repay borrowings on the New Revolving Credit Facility prior to June 30, 2023.

The key terms of the new AR Securitization Facility are as follows:

~~•~~The AR Securitization Facility Agreement provides for revolving loans to be made up to a maximum principal amount of $55,000,000 of which $45,000,000 was drawn as of as of September 30, 2023.
•The AR Securitization Facility borrowings bear interest at a floating rate equal to a one-month secured overnight funding rate (SOFR) plus 10 basis points of credit spread adjustment, plus 110 basis points.

~~•~~The AR Securitization Facility borrowings are secured by the Company's U.S. accounts receivables totaling $80,078,000 at September 30, 2023.
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

As of September 30, 2023, there have been no Amortization Events triggered in the AR Securitization Facility. The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12-months. As such, the Company has classified the full $45,000,000 outstanding borrowings under the AR Securitization Facility as long-term debt at September 30, 2023.

In addition to the above, the Company amended the variable interest component of its Term Loan B and New Revolving Credit Facility to transition from LIBOR to SOFR.

The outstanding principal balance of the Term Loan B facility was $512,560,000 as of September 30, 2023, which includes $75,000,000 in principal balance from the Accordion exercised in the first quarter of fiscal 2024 as described above. The Company made $25,000,000 in principal payments on the Term Loan B facility during the six months ended September 30, 2023 of which $3,058,000 was required. The Company is obligated to make $6,116,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments, if required, however, plans to pay down approximately $50,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt. Refer to the 2023 10-K for further details on the Company's Term Loan B facility.

There were no outstanding borrowings and $15,719,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of September 30, 2023.  The outstanding letters of credit as of September 30, 2023 consisted of $194,000 in commercial letters of credit and $15,525,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $7,845,000, which includes $2,414,000 from the Accordion exercises, as of September 30, 2023 and $6,323,000, which includes $892,000 from the Accordion exercise, as of March 31, 2023. The accumulated amortization balances were $2,356,000 and $1,815,000 as of September 30, 2023 and March 31, 2023, respectively. The gross balance of deferred financing costs associated with the AR Securitization Facility was $536,000 with an accumulated amortization balance of $60,000 as of September 30, 2023.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,828,000 as of September 30, 2023 and $4,027,000 as of March 31, 2023, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheet. The $801,000 increase in Fiscal 2024 relates to fees paid to increase the size of the New Revolving Credit Facility to $175,000,000 as described above. The accumulated amortization balances were $2,116,000 and $1,611,000 as of September 30, 2023 and March 31, 2023, respectively.

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $13,247,000 as of September 30, 2023 of which $636,000 has been recorded within the Current portion of long-term debt and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2023, unsecured credit lines totaled approximately $2,326,000, of which nothing was drawn. In addition, unsecured lines of $12,847,000 were available for bank guarantees issued in the normal course of business of which $10,239,000 was utilized as of September 30, 2023.

Refer to the Company’s consolidated financial statements included in its 2023 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service costs	$125	$157	$253	$337
Interest cost	3,460	2,819	6,932	5,689
Expected return on plan assets	(2,946)	(2,708)	(5,892)	(5,421)
Net amortization	103	207	204	415
Settlement	$40	$—	$81	$—
Net periodic pension (benefit) cost	$782	$475	$1,578	$1,020

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations. The Company currently plans to contribute approximately $6,744,000 to its pension plans in fiscal 2024.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2023 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator for basic and diluted earnings per share:
Net income (loss)	$15,813	$14,114	$25,088	$22,505

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,725	28,619	28,694	28,581
Effect of dilutive employee stock options and other share-based awards	276	129	268	152
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	29,001	28,748	28,962	28,733

Stock options with respect to 748,000 and 718,000 common shares for the three and six months ended September 30, 2023 and September 30, 2022, respectively, were not included in the computation of diluted income per share because they were antidilutive. For the three and six months ended September 30, 2023 and September 30, 2022 contingently issuable common shares of 168,000 and 179,000, respectively, were excluded because a performance condition had not yet been met.

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

During the first six months of fiscal 2024, there were 18,000 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2023, 133,000 shares of restricted stock units vested and were issued.

On October 22, 2023, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on November 20, 2023 to shareholders of record on November 10, 2023. The dividend payment is expected to be approximately $2,015,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $21,809,000 (gross of estimated insurance recoveries of $8,265,000) as of September 30, 2023, of which $16,909,000 is included in Other non current liabilities and $4,900,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	September 30, 2023	March 31, 2023
Accrued general and product liability, beginning of period	$21,103	$22,575
Estimated insurance recoveries	(6)	(889)
Add provision for claims	1,950	3,025
Deduct payments for claims	(1,238)	(3,608)
Accrued general and product liability, end of period	$21,809	$21,103

Estimated insurance recoveries	(8,265)	(8,272)
Net accrued general and product liability, end of period	$13,544	$12,831

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $5,300,000 and $9,700,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from September 30, 2023. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $7,047,000. The Company has reflected the liability gross of insurance recoveries of $8,265,000 as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2023. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,900,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of September 30, 2023 and March 31, 2023. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2023 in the amount of $8,265,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $781,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at September 30, 2023.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,717,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2023. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Magnetek has declined Monsanto’s tender, and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and commenced litigation in New Jersey to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking in Missouri and joined five additional companies as co-defendants in that Missouri action.

The New Jersey action was recently dismissed in favor of the Missouri action. Magnetek has appealed that decision and intends to continue to vigorously prosecute its New Jersey declaratory judgment action, and to defend against Monsanto’s action against it. The Company cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional legal costs related to such matters will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $314,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of September 30, 2023 a total of $739,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2024.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 24% and 26% in the three months ended September 30, 2023 and September 30, 2022, respectively and 25% and 38% in the six months ended September 30, 2023 and September 30, 2022. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the first six months of Fiscal 2023, the rate was unfavorably impacted 7 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of Stahl Cranesystems GmbH (“STAHL"). In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated Statements of Operations during the period. The tax rate for the six months ended September 30, 2022 also reflects an unfavorable impact of 6 percentage points due to the recording of a U.S. state tax valuation allowance. The valuation allowance primarily relates to changes in the Company’s expectations regarding its ability to more likely than not utilize certain state net operating losses prior to their expiration. The tax rate for the three months ended September 30, 2022 was also unfavorably impacted by valuation allowances.

The Company estimates that the effective tax rate related to continuing operations will be approximately 24% to 26% for fiscal 2024.

Refer to the Company’s consolidated financial statements included in its 2023 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and six months ended September 30, 2023 are as follows (in thousands):

	Three months ended September 30, 2023
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(12,758)	$(29,451)	$7,650	$(34,559)
Other comprehensive income (loss) before reclassification	(256)	(9,683)	4,837	(5,102)
Amounts reclassified from other comprehensive loss	48	—	(5,102)	(5,054)
Net current period other comprehensive income (loss)	(208)	(9,683)	(265)	(10,156)
Ending balance net of tax	$(12,966)	$(39,134)	$7,385	$(44,715)

	Six Months Ended September 30, 2023
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(12,800)	$(32,352)	$7,109	$(38,043)
Other comprehensive income (loss) before reclassification	(260)	(6,782)	7,129	87
Amounts reclassified from other comprehensive loss	94	—	(6,853)	(6,759)
Net current period other comprehensive income (loss)	(166)	(6,782)	276	(6,672)
Ending balance net of tax	$(12,966)	$(39,134)	$7,385	$(44,715)

Details of amounts reclassified out of AOCL for the three months ended September 30, 2023 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$54
	54	Total before tax
	(6)	Tax (benefit) expense
	$48	Net of tax

Change in derivatives qualifying as hedges
	$45	Cost of products sold
	(3,468)	Interest expense
	(3,343)	Foreign currency
	(6,766)	Total before tax
	1,664	Tax (benefit) expense
	$(5,102)	Net of tax

Details of amounts reclassified out of AOCL for the six months ended September 30, 2023 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$107
	107	Total before tax
	(13)	Tax (benefit) expense
	$94	Net of tax

Change in derivatives qualifying as hedges
	$70	Cost of products sold
	(6,443)	Interest expense
	(2,716)	Foreign currency
	(9,089)	Total before tax
	2,236	Tax (benefit) expense
	$(6,853)	Net of tax

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	September 30, 2023	March 31, 2023
Operating leases:
Other assets	$52,252	$53,551

Accrued liabilities	8,121	7,966
Other non current liabilities	46,530	46,524
Total operating liabilities	$54,651	$54,490

Finance lease:
Net property, plant, and equipment	$12,096	$12,597

Current portion of long-term debt and finance lease obligation	636	604
Term loan and finance lease obligations	12,611	12,937
Total finance liabilities	$13,247	$13,541

Operating lease expense of $3,110,000 and $6,120,000 and $2,187,000 and $4,341,000 for the three and six months ended September 30, 2023 and September 30, 2022, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and six months ended September 30, 2023 and September 30, 2022, respectively. Finance lease expense of $250,000 and $501,000 for the three and six months ended September 30, 2023 and September 30, 2022, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $151,000 and $302,000 and $157,000 and $315,000 is included the Company's Condensed Consolidated Statements of Operations in the three and six months ended September 30, 2023 and September 30, 2022, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,966	$4,277
Cash paid for amounts included in the measurement of finance lease liabilities	$596	$578
ROU assets obtained in exchange for new operating lease liabilities	$4,220	$3,026

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

Our revenue base is geographically diverse with approximately 43% derived from customers outside the U.S. for the six months ended September 30, 2023. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

From a strategic perspective, we are investing in new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments, actuators, precision conveyors and digital power and motion control systems for the material handling industry. We seek to maintain and enhance our market share by focusing our sales and marketing activities toward select North American and global market sectors including general industrial, energy, automotive, heavy OEM, entertainment, construction and infrastructure, life sciences food and beverage, e-commerce and consumer products.

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

Regardless of the economic climate and point in the economic cycle, we constantly explore ways to increase operating margins as well as further improve our productivity and competitiveness. We have specific initiatives to reduce lead-times, improve on-time deliveries, reduce warranty costs, and improve material and factory productivity. The initiatives are being driven by the implementation of our business operating system, CMBS. We are working to achieve these strategic initiatives through business simplification, operational excellence, and profitable growth initiatives. We believe these initiatives will enhance future operating margins.

Our principal raw materials and components purchases were approximately $365 million in fiscal 2023 (or 61% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. Currently, we are seeing global inflation moderate and availability improve for select raw materials and components.

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

Results of Operations

Three months ended September 30, 2023 and September 30, 2022

Net sales in the three months ended September 30, 2023 were $258,400,000, up $26,660,000 or 11.5% from the three months ended September 30, 2022 net sales of $231,740,000. Net sales were positively impacted by $10,556,000 due to price increases, $9,539,000 of revenue from the montratec acquisition and $1,013,000 of sales volume increases. Foreign currency translation favorably impacted sales by $5,552,000 for the three months ended September 30, 2023.

Gross profit in the three months ended September 30, 2023 was $99,976,000, an increase of $13,666,000 or 15.8% from the three months ended September 30, 2022 gross profit of $86,310,000. Gross profit margin was 38.7% in the fiscal 2024 second quarter compared to 37.2% in the fiscal 2023 second quarter. The increase in gross profit was due to $5,692,000 of price increases net of manufacturing costs changes including inflation, $5,474,000 as a result of the acquisition of montratec and $616,000 related to favorable sales volume mix. The translation of foreign currencies had a $1,884,000 favorable impact on gross profit in the three months ended September 30, 2023.

Selling expenses were $26,867,000 and $25,617,000, or 10.4% and 11.1% of net sales, in the fiscal 2024 and 2023 second quarters, respectively. Selling expense increased by $1,953,000 due to the montratec acquisition offset by $1,134,000 due to lower net business realignment costs during the three months ended September 30, 2023. Foreign currency translation had a $527,000 unfavorable impact on selling expenses in the three months ended September 30, 2023.

General and administrative expenses were $25,709,000 and $21,413,000, or 9.9% and 9.2% of net sales, in the fiscal 2024 and 2023 second quarters, respectively. General and administrative expenses increased by $1,896,000 due to higher employee related costs, $1,251,000 from the montratec acquisition, $489,000 of net acquisition and deal costs and $146,000 of headquarters relocation costs. Foreign currency translation had a $308,000 unfavorable impact on general and administrative expenses in the three months ended September 30, 2023.

Research and development expenses were $6,541,000 and $5,461,000, or 2.5% and 2.4% of net sales, in the fiscal 2024 and 2023 second quarters, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $7,508,000 and $6,447,000 in the fiscal 2024 and 2023 second quarters, respectively, with the increase related to new intangible assets recorded from the montratec acquisition.

Interest and debt expense was $10,211,000 in the second quarter ended September 30, 2023 compared to $6,768,000 in the second quarter ended September 30, 2022. The increase is related to higher variable interest rates, as well as increased borrowings to finance the montratec acquisition.

Investment loss of $88,000 in the second quarter ended September 30, 2023 compared to a loss of $312,000 in the second quarter ended September 30, 2022 is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange losses were $1,746,000 and $1,003,000 in the fiscal 2024 and 2023 second quarters, respectively. These losses were primarily due to the weakening of the Euro in comparison to the U.S. Dollar.

Income tax expense as a percentage of income from continuing operations before income tax expense was 24% and 26% in the second quarters ended September 30, 2023 and September 30, 2022, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

Six Months Ended September 30, 2023 and September 30, 2022

Net sales in the six months ended September 30, 2023 were $493,892,000, up $41,865,000 or 9.3% from the six months ended September 30, 2022 net sales of $452,027,000. Net sales were positively impacted by $21,614,000 due to price increases, $12,194,000 of revenue from the montratec acquisition and $2,162,000 of sales volume increases. Foreign currency translation favorably impacted sales by $5,895,000 for the six months ended September 30, 2023.

Gross profit in the six months ended September 30, 2023 was $186,626,000, an increase of $17,790,000 or 10.5% from the six months ended September 30, 2022 gross profit of $168,836,000. Gross profit margin was 37.8% in the six months ended September 30, 2023 compared to 37.4% in the six months ended September 30, 2022. The increase in gross profit was due to $11,216,000 of price increases net of manufacturing costs changes including inflation and $6,292,000 as a result of the acquisition of montratec. These gross profit increases were offset by $1,535,000 of unfavorable sales mix and $196,000 in current year business realignment costs. The translation of foreign currencies had a $2,013,000 favorable impact on gross profit in the six months ended September 30, 2023.

Selling expenses were $51,848,000 and $51,773,000, or 10.5% and 11.5% of net sales, in the six months ended September 30, 2023 and September 30, 2022, respectively. Selling expense increased by $2,466,000 due to the montratec acquisition offset by $1,981,000 due to lower net business realignment costs and $655,000 of lower employee related costs during the six months ended September 30, 2023. Foreign currency translation had a $483,000 unfavorable impact on selling expenses in the six months ended September 30, 2023.

General and administrative expenses were $53,152,000 and $43,299,000, or 10.8% and 9.6% of net sales, in the six months ended September 30, 2023 and September 30, 2022, respectively. General and administrative expenses increased by $2,990,000 of net acquisition deal related costs, $1,912,000 of higher stock compensation costs, $1,524,000 of higher employee related costs, $1,470,000 from the montratec acquisition and $1,374,000 of headquarters relocation costs. These increases were offset by lower net business realignment costs of $610,000. Foreign currency translation had a $351,000 unfavorable impact on general and administrative expenses in the six months ended September 30, 2023.

Research and development expenses were $12,442,000 and $10,591,000, or 2.5% and 2.3% of net sales, in the six months ended September 30, 2023 and September 30, 2022, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $14,385,000 and $12,982,000 in the six months ended September 30, 2023 and September 30, 2022, respectively, with the increase related to new intangible assets recorded from the montratec acquisition and foreign currency.

Interest and debt expense was $18,836,000 compared to $12,971,000 in the six months ended September 30, 2023 and September 30, 2022, respectively. The increase is related to higher variable interest rates, as well as increased borrowings to finance the montratec acquisition.

Investment income of $454,000 compared to investment expense of $742,000 in the six months ended September 30, 2023 and September 30, 2022, respectively, is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange losses were $2,230,000 and $2,206,000 in the six months ended September 30, 2023 and September 30, 2022, respectively. This unfavorable change was due to the strengthening of the US Dollar in comparison to the Euro and other currencies where our businesses operate.

Other expense was $605,000 in the six months ended September 30, 2023 compared to other income of $2,079,000 in the six months ended September 30, 2022. As described in Note 13, Other income in fiscal 2023, was primarily related to a tax indemnification reimbursement received from STAHL's former owners in accordance with the share purchase agreement.

Income tax expense as a percentage of income from continuing operations before income tax expense was 25% and 38% in the six months ended September 30, 2023 and September 30, 2022, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the first six months of Fiscal 2023, the rate was unfavorably impacted 7 percentage points due to settlement of income tax assessments related to tax periods prior to the Company’s acquisition of Stahl Cranesystems GmbH (“STAHL"). In accordance with the tax indemnification clause of the share purchase agreement, the Company received full reimbursement from STAHL’s prior owner which was recorded as a gain in Other (income) expense, net on the Condensed Consolidated Statements of Operations during the period. The tax rate for the six months ended September 30, 2022 also reflects an unfavorable impact of 6 percentage points due to the recording of a U.S. state tax valuation allowance. The valuation allowance primarily relates to changes in the Company’s expectations regarding its ability to more likely than not utilize certain state net operating losses prior to their expiration.

The Company estimates that the effective tax rate related to continuing operations will be approximately 24% to 26% for fiscal 2024.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $99,308,000 at September 30, 2023, a decrease of $34,118,000 from the March 31, 2023 balance of $133,426,000.

Cash flow from operating activities

Net cash used for operating activities was $558,000 for the six months ended September 30, 2023 compared to net cash provided by operating activities of $6,149,000 for the six months ended September 30, 2022. Net income of $25,088,000 along with non-cash adjustments to net income of $27,691,000 were an offset to cash used for operations. The non-cash adjustments included $22,482,000 of depreciation and amortization, $5,264,000 of stock-based compensation, and $4,684,000 of non-cash lease expense offset by $6,097,000 of deferred income taxes and related valuation allowance. Changes in working capital reduced cash from operations by $48,773,000 as a result of an increase of $22,415,000 in inventories, an increase in trade accounts receivable $11,409,000, a decrease of $5,996,000 in trade payables, an increase in prepaid expenses of $5,868,000 and a decrease in accrued expenses of $3,085,000. The increase in inventories relates to purchases required for expected future customer demand. Cash used for operations also included a decrease of $4,921,000 in other non-current liabilities primarily due to lease payments for the six months ended September 30, 2023.

Cash flow from investing activities

Net cash used for investing activities was $119,029,000 for the six months ended September 30, 2023 compared to $7,027,000 for the six months ended September 30, 2022. The most significant use of cash in the year was $108,145,000 of cash used for purchase of montratec on May 31, 2023. Additionally, the Company used $10,319,000 for capital expenditures for the six months ended September 30, 2023 .

Cash flow from financing activities

Net cash provided by financing activities was $85,794,000 for the six months ended September 30, 2023 and net cash used for financing activities was $24,402,000 for the six months ended September 30, 2022. The most significant source of cash was $120,000,000 in gross proceeds from the issuance of long-term debt, which was used to fund the montratec acquisition. This was offset by $25,294,000 in debt repayments, $4,015,000 in dividend payments and $2,859,000 in fees paid to secure the new debt borrowings. Associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows which resulted in a net cash outflow of $576,000 during the six months ended September 30, 2023.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of September 30, 2023, $73,596,000, including $3,551,000 from montratec, of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2023 and September 30, 2022 were $10,319,000 and $5,288,000, respectively. We expect capital expenditure spending in fiscal 2024 to range from $30,000,000 to $40,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Duff Norton reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $301,242,000, and $406,631,000, respectively, as of September 30, 2023.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “future,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives, strategies, pending acquisitions, our expected amount of capital expenditures for fiscal 2024, our expected effective tax rate for fiscal 2024, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

While we believe that the forward-looking statements in this Form 10-Q are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

Item 4.    Controls and Procedures.

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended September 30, 2023 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the thousands Program (in thousands)[1]
July 1 - 31, 2023	—	$—	—
August 1 - 31, 2023	—	$—	—
September 1 - 30, 2023	—	$—	—
Total	—	$—	—	19,000

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of September 30, 2023, approximately $19 million remains available to repurchase shares of common stock under the current share repurchase authorization plan. There were no repurchases made in the quarter ended September 30, 2023.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 10.1*	First Amendment, to Credit and Security Agreement, dated as of September 20, 2023, by and among Columbus McKinnon FINCO, LLC as Borrower, Columbus McKinnon Corporation as Master Servicer and Performance Guarantor, and Wells Fargo Bank, National Association as Lender and Administrative Agent.

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of prinicipal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2023 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	November 1, 2023	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)