Form 10-Q
period 2023-12-31
COLUMBUS MCKINNON CORP
filed 2024-01-31
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

The number of shares of common stock outstanding as of January 29, 2024 was: 28,755,978 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended December 31, 2023

Part I.    Financial Information
Item 1.    Condensed Consolidated Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$102,945	$133,176
Trade accounts receivable, less allowance for doubtful accounts ($3,955 and $3,620, respectively)	173,411	151,451
Inventories	204,396	179,359
Prepaid expenses and other	35,660	32,254
Total current assets	516,412	496,240
Property, plant, and equipment, net	102,729	94,360
Goodwill	728,427	644,629
Other intangibles, net	396,317	362,537
Marketable securities	12,388	10,368
Deferred taxes on income	1,990	2,035
Other assets	99,047	88,286
Total assets	$1,857,310	$1,698,455

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$76,151	$76,736
Accrued liabilities	142,518	124,317
Current portion of long-term debt and finance lease obligations	50,652	40,604
Total current liabilities	269,321	241,657
Term loan, AR securitization facility and finance lease obligations	499,388	430,988
Other non current liabilities	210,164	192,013
Total liabilities	978,873	864,658
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,755,651 and 28,611,721 shares issued and outstanding	288	286
Treasury stock	(1,001)	(1,001)
Additional paid in capital	522,587	515,797
Retained earnings	387,550	356,758
Accumulated other comprehensive loss	(30,987)	(38,043)
Total shareholders' equity	878,437	833,797
Total liabilities and shareholders' equity	$1,857,310	$1,698,455

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands, except per share data)
Net sales	254,143	230,370	748,036	682,397
Cost of products sold	160,246	148,326	467,513	431,516
Gross profit	93,897	82,044	280,523	250,881

Selling expenses	26,552	25,424	78,400	77,197
General and administrative expenses	26,255	25,143	79,407	68,441
Research and development expenses	6,692	4,839	19,134	15,429
Amortization of intangibles	7,486	6,459	21,871	19,442
	66,985	61,865	198,812	180,509

Income from operations	26,912	20,179	81,711	70,372
Interest and debt expense	9,952	7,303	28,788	20,274
Investment (income) loss	(758)	(574)	(1,212)	168
Foreign currency exchange (gain) loss	(1,155)	(3,359)	1,074	(1,152)
Other (income) expense, net	5,234	79	5,840	(1,999)
Income (loss) before income tax expense (benefit)	13,639	16,730	47,221	53,081
Income tax expense (benefit)	3,911	4,701	12,405	18,547
Net income (loss)	$9,728	$12,029	$34,816	$34,534

Average basic shares outstanding	28,744	28,626	28,711	28,597
Average diluted shares outstanding	28,991	28,778	28,979	28,767

Basic income (loss) per share:	$0.34	$0.42	$1.21	$1.21

Diluted income (loss) per share:	$0.34	$0.42	$1.20	$1.20

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)		(In thousands)
Net income (loss)	$9,728	$12,029	$34,816	34,534
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,339	12,272	6,557	(7,210)
Change in derivatives qualifying as hedges, net of taxes of $1,350, $(595), $1,260 ,$(2,833)	(4,206)	1,962	(3,930)	9,337
Change in pension liability and postretirement obligation, net of taxes of $(1,511), $73, $(1,489), $(26)	4,595	(230)	4,429	82
Total other comprehensive income (loss)	13,728	14,004	7,056	2,209
Comprehensive income (loss)	$23,456	$26,033	$41,872	$36,743

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2023	$286	$(1,001)	$515,797	$356,758	$(38,043)	$833,797
Net income (loss)	—	—	—	9,275	—	9,275
Change in foreign currency translation adjustment	—	—	—	—	2,901	2,901
Change in derivatives qualifying as hedges, net of tax of $(176)	—	—	—	—	541	541
Change in pension liability and postretirement obligations, net of tax of $(5)	—	—	—	—	42	42
Stock options exercised,8,485 shares	—	—	225	—	—	225
Stock compensation expense	—	—	1,981	—	—	1,981
Restricted stock units released, 87,496 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,806)	—	—	(1,805)
Balance at June 30, 2023	$287	$(1,001)	$516,197	$366,033	$(34,559)	$846,957
Net income (loss)	—	—	—	15,813	—	15,813
Dividends declared	—	—	—	(2,012)	—	(2,012)
Change in foreign currency translation adjustment	—	—	—	—	(9,683)	(9,683)
Change in derivatives qualifying as hedges, net of tax of $86	—	—	—	—	(265)	(265)
Change in pension liability and postretirement obligations, net of tax of $27	—	—	—	—	(208)	(208)
Stock compensation - directors	—	—	587	—	—	587
Stock options exercised, 9,556 shares	—	—	265	—	—	265
Stock compensation expense	—	—	2,696	—	—	2,696
Restricted stock units released, 19,653 shares, net of shares withheld for minimum statutory tax obligation	—	—	(152)	—	—	(152)
Balance at September 30, 2023	$287	$(1,001)	$519,593	$379,834	$(44,715)	$853,998
Net income	—	—	—	9,728	—	9,728
Dividends declared	—	—	—	(2,012)	—	(2,012)
Change in foreign currency translation adjustment	—	—	—	—	13,339	13,339
Change in derivatives qualifying as hedges, net of tax of $1,350	—	—	—	—	(4,206)	(4,206)
Change in pension liability and postretirement obligations, net of tax of $(1,511)	—	—	—	—	4,595	4,595
Stock compensation - directors	—	—	293	—	—	293
Stock options exercised, 2,900 shares	—	—	66	—	—	66
Stock compensation expense	—	—	2,916	—	—	2,916
Restricted stock units released, 15,840 shares, net of shares withheld for minimum statutory tax obligation	1	—	(281)	—	—	(280)
Balance at December 31, 2023	$288	$(1,001)	$522,587	$387,550	$(30,987)	$878,437

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2022	$285	$—	$506,074	$316,343	$(49,899)	$772,803
Net income (loss)	—	—	—	8,391	—	8,391
Change in foreign currency translation adjustment	—	—	—	—	(8,701)	(8,701)
Change in derivatives qualifying as hedges, net of tax of $(812)	—	—	—	—	2,689	2,689
Change in pension liability and postretirement obligations, net of tax of $(49)	—	—	—	—	146	146
Stock options exercised, 18,907 shares	—	—	415	—	—	415
Stock compensation expense	—	—	751	—	—	751
Restricted stock units released, 52,276 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,314)	—	—	(1,313)
Balance at June 30, 2022	$286	$—	$505,926	$324,734	$(55,765)	$775,181
Net income (loss)	—	—	—	14,114	—	14,114
Dividends declared	—	—	—	(2,004)	—	(2,004)
Change in foreign currency translation adjustment	—	—	—	—	(10,781)	(10,781)
Change in derivatives qualifying as hedges, net of tax of $(1,509)	—	—	—	—	4,686	4,686
Change in pension liability and postretirement obligations, net of tax of $(56)	—	—	—	—	166	166
Stock compensation - directors	—	—	537	—	—	537
Stock options exercised, 9,531 shares	—	—	206	—	—	206
Stock compensation expense	—	—	2,341	—	—	2,341
Restricted stock units released, 31,313 shares, net of shares withheld for minimum statutory tax obligation	—	—	(62)	—	—	(62)
Balance at September 30, 2022	$286	$—	$508,948	$336,844	$(61,694)	$784,384
Net income (loss)	—	—	—	12,029	—	12,029
Dividends declared	—	—	—	(2,005)	—	(2,005)
Change in foreign currency translation adjustment	—	—	—	—	12,272	12,272
Change in derivatives qualifying as hedges, net of tax of $(595)	—	—	—	—	1,962	1,962
Change in pension liability and postretirement obligations, net of tax of $73	—	—	—	—	(230)	(230)
Stock compensation - directors	—	—	316	—	—	316
Stock options exercised, 3,258 shares	—	—	83	—	—	83
Stock compensation expense	—	—	3,094	—	—	3,094
Treasury Stock Purchase, 31,085 shares	—	(1001)	—	—	—	(1,001)
Restricted stock units released, 6,798 shares, net of shares withheld for minimum statutory tax obligation	—	—	(23)	—	—	(23)
Balance at December 31, 2022	$286	$(1,001)	$512,418	$346,868	$(47,690)	$810,881

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2023	December 31, 2022
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	34,816	34,534
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	34,052	31,380
Deferred income taxes and related valuation allowance	(6,495)	(783)
Net loss (gain) on sale of real estate, investments and other	(967)	347
Non-cash pension settlement (See Note 10)	4,599	—
Stock-based compensation	8,473	7,039
Amortization of deferred financing costs	1,728	1,291
Loss (gain) on hedging instruments	1,193	(598)
Gain on sale of building	—	(232)
Loss on retirement of fixed asset	—	175
Non-cash lease expense	7,080	5,814
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	(14,911)	(1,401)
Inventories	(17,764)	(31,701)
Prepaid expenses and other	(2,897)	4,905
Other assets	(859)	(232)
Trade accounts payable	(1,387)	(18,756)
Accrued liabilities	(7,236)	(7,498)
Non-current liabilities	(10,834)	(7,382)
Net cash provided by (used for) operating activities	28,591	16,902

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,101	2,650
Purchases of marketable securities	(2,731)	(3,121)
Capital expenditures	(16,334)	(9,511)
Proceeds from sale of building, net of transaction costs	—	373
Dividend received from equity method investment	144	313
Purchase of businesses, net of cash acquired (See Note 2)	(108,145)	(1,616)
Net cash provided by (used for) investing activities	(125,965)	(10,912)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	556	704
Purchases of treasury stock	—	(1,001)
Repayment of debt	(40,447)	(30,402)
Proceeds from issuance of long-term debt	120,000	—
Fees paid for borrowings on long-term debt	(2,859)	—
Cash inflows from hedging activities	18,088	18,422
Cash outflows from hedging activities	(19,303)	(17,958)
Payment of dividends	(6,027)	(6,006)
Other	(2,237)	(1,398)
Net cash provided by (used for) financing activities	67,771	(37,639)
Effect of exchange rate changes on cash	(628)	(2,221)
Net change in cash and cash equivalents	(30,231)	(33,870)
Cash, cash equivalents, and restricted cash at beginning of year	133,426	115,640
Cash, cash equivalents, and restricted cash at end of period	$103,195	$81,770

Supplementary cash flow data:
Interest paid	$25,332	$18,883
Income taxes paid, net of refunds	$21,561	$18,486
Property, plant and equipment purchases included in trade accounts payable	$135	$199
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2023

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at December 31, 2023, the results of its operations for the three and nine months ended December 31, 2023 and December 31, 2022, and cash flows for the nine months ended December 31, 2023 and December 31, 2022, have been included. Results for the period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the nine months ended December 31, 2023, sales to customers in the United States were approximately 56% of total net sales.
2.    Acquisitions & Disposals

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec") for $115,721,000 including $7,576,000 in cash acquired, a $540,000 working capital settlement, and a contingent payment that becomes payable if a certain EBITDA level for the twelve-month period December 31, 2023 is achieved as set forth in the purchase agreement for montratec. As of December 31, 2023, the Company has estimated this contingent liability to be $18,355,000, a decrease of $6,738,000 from the June 30, 2023 quarter due to a refinement in the estimates used to value the liability at May 31, 2023. This liability has been established in the opening balance sheet for montratec. The Company initially financed the acquisition by borrowing $117,000,000 on its New Revolving Credit Facility, but later repaid the New Revolving Credit Facility by borrowing an additional $120,000,000. Utilizing the Accordion feature under the Company's existing Term Loan B, the Company borrowed $75,000,000 and another $45,000,000 was borrowed through a new credit agreement secured by its U.S. accounts receivable balances. Refer to Note 9 for additional details on the Company's debt agreements.

montratec is a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement the Company's previous acquisitions of both Dorner Mfg. Corp. ("Dorner") and Garvey Corporation ("Garvey"), and furthers the Company's shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. montratec results have been included in the Company's results of operations from the acquisition date and the Company incurred $113,000 and $3,208,000 of acquisition and deal related costs classified as part of General and administrative expenses in the three and nine months ended December 31, 2023.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $78,943,000 has been recorded as goodwill, a decrease of $6,414,000 from the amount preliminarily allocated to goodwill as of June 30, 2023 due to decreases of $6,738,000 for the Contingent liability, $577,000 related to a refinement in the calculation of deferred taxes within Other non current liabilities, and an increase of $108,000 in other assets as a result of refinements in estimates to calculate the right of use lease assets. Offsetting these were increases to goodwill as the result of the working capital settlement of $540,000, $260,000 relating to adjustments to working capital, and $209,000 within Property, plant, and equipment, net related to refined estimates for lease-related assets. The identifiable intangible assets acquired include customer relationships valued at $33,471,000, a tradename valued at $2,915,000, and technology valued at $16,196,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 14 years at the time of acquisition. Of the $78,943,000 goodwill recorded from the acquisition, $7,531,000 is deductible for tax purposes.

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

The following table illustrates the balance and related activity for customer advances in the nine months ended December 31, 2023 and December 31, 2022 (in thousands):

Customer advances (contract liabilities)	December 31, 2023	December 31, 2022
March 31, beginning balance	$27,003	$22,453
Additional customer advances received	69,188	56,902
Revenue recognized from customer advances included in beginning of period	(27,003)	(22,453)
Other revenue recognized from customer advances	(47,055)	(34,302)
Customer advances recorded from acquisitions	3,866	—
Other (1)	284	(418)
December 31, ending balance	$26,283	$22,182

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $1,500,000 and $2,944,000 as of December 31, 2023 and March 31, 2023, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $11,307,000. We expect to recognize approximately 52% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three and nine months ended December 31, 2023 and December 31, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales by Product Grouping	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Industrial Products	$83,033	$77,423	$253,925	$240,366
Crane Solutions	103,775	97,541	303,746	266,959
Engineered Products	22,710	21,535	70,895	61,309
Precision Conveyor Products	44,588	33,837	119,379	113,646
All other	37	34	91	117
Total	$254,143	$230,370	$748,036	$682,397

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

Accounts Receivable:

Under Accounting Standard Update ("ASU") 2016-13, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances.

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the nine months ended December 31, 2023 and December 31, 2022 (in thousands):

Allowance for doubtful accounts	December 31, 2023	December 31, 2022
March 31, beginning balance	$3,620	$5,717
Bad debt expense	2,727	726
Less uncollectible accounts written off, net of recoveries	(2,490)	(996)
Allowance recorded from acquisitions	64	—
Other (1)	34	(134)
December 31, ending balance	$3,955	$5,313
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

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$12,388	$12,388	$—	$—
Annuity contract	1,409	—	1,409	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(100)	—	(100)	—
Interest rate swap	6,198	—	6,198	—
Cross currency swap	(4,506)	—	(4,506)	—

Disclosed at fair value:
Term Loan B	$(500,048)	$—	$(500,048)	$—
AR securitization facility	$(45,000)	$—	$(45,000)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,368	$10,368	$—	$—
Annuity contract	1,612	—	1,612	—
Derivative assets (liabilities):
Foreign exchange contracts	97	—	97	—
Interest rate swap	10,475	—	10,475	—
Cross currency swap	(2,102)	—	(2,102)	—

Disclosed at fair value:
Term loan B	$(460,825)	$—	$(460,825)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2023, the Term Loan B has been recorded at carrying value, which approximates fair value. In fiscal 2024, the Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.

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

Assets and liabilities preliminarily recorded at fair value on a non-recurring basis during the nine months ended December 31, 2023 include assets and liabilities acquired in connection with the acquisition of montratec described in Note 2. The estimated fair values allocated to the assets acquired and liabilities assumed relied upon fair value measurements based primarily on Level 3 inputs. The valuation techniques used to allocate fair values to working capital items; property, plant, and equipment, and identifiable intangible assets included the cost approach, market approach, and other income approaches. For identifiable intangible assets these techniques included the multi-period excess earnings approach, the relief from royalty approach, and other income approaches. The closed-form option price approach was used to calculate the contingent consideration. The valuation techniques relied on a number of inputs which included the cost and condition of property, plant, and equipment and forecasted net sales and income.

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

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2023	March 31, 2023
At cost - FIFO basis:
Raw materials	$167,833	$142,490
Work-in-process	26,788	26,323
Finished goods	41,449	39,714
Total at cost FIFO basis	236,070	208,527
LIFO cost less than FIFO cost	(31,674)	(29,168)
Net inventories	$204,396	$179,359

The acquisition of montratec contributed $4,083,000 to the increase in inventory since March 31, 2023.

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses were gains of $660,000 and $362,000 in the three months ended December 31, 2023 and December 31, 2022, respectively and a gain of $390,000 and a loss of $558,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively.

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

Net realized gains related to sales of marketable securities were not material in the three and nine months ended December 31, 2023 and December 31, 2022, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $3,132,000 and $2,752,000 as of December 31, 2023 and March 31, 2023, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $5,000 and $142,000 in the three months ended December 31, 2023 and December 31, 2022, respectively, and increased by $589,000 and $209,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in the nine months ended December 31, 2023 and December 31, 2022, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $247,000 and $313,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively, as they were determined to be a return of the Company's investment. Dividends are included in investing activities on the Condensed Consolidated Statements of Cash Flows in the amount of $144,000 and $313,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively, as the distribution received exceeded cumulative equity in earnings, under the cumulative earnings approach. The remaining balance of the dividend for the nine months ended December 31, 2023, is included in cash flows from operations. The December 31, 2023 and March 31, 2023 trade accounts receivable balance due from EMC are $8,105,000 and $5,083,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of December 31, 2023 and March 31, 2023. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at December 31, 2023 and March 31, 2023. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $308,693,000 and $306,988,000 at December 31, 2023 and March 31, 2023, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $410,035,000 and $327,942,000 at December 31, 2023 and March 31, 2023, respectively. The goodwill associated with the fiscal 2024 acquisition of montratec, as described in Note 2, is included in the Precision Conveyance reporting unit. The Company has recorded adjustments to goodwill related to montratec during the quarter ended September 30, 2023. Refer to Note 2 for additional details related to these adjustments.

Refer to the 2023 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three and nine months ended December 31, 2023.

A summary of changes in goodwill during the nine months ended December 31, 2023 is as follows (in thousands):

Balance at April 1, 2023	$644,629
Acquisition of montratec (Refer to Note 2)	78,943
Currency translation	4,855
Balance at December 31, 2023	728,427
Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of December 31, 2023 and March 31, 2023, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,576	$(7,582)	$14,994	$19,478	$(6,315)	$13,163
Indefinite lived trademark	46,672	—	46,672	46,338	—	46,338
Customer relationships	359,264	(104,850)	254,414	322,658	(88,685)	233,973
Acquired technology	112,894	(33,342)	79,552	96,291	(27,945)	68,346
Other	3,801	(3,116)	685	3,585	(2,868)	717
Total	$545,207	$(148,890)	$396,317	$488,350	$(125,813)	$362,537

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 15 years for acquired technology, 5 years for other, and 16 years in total. Trademarks with a carrying value of $46,672,000 as of December 31, 2023 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $7,486,000 and $6,459,000 for the three months ended December 31, 2023 and 2022, respectively. Total amortization expense was $21,871,000 and $19,442,000 for the nine months ended December 31, 2023 and 2022, respectively. The increase in amortization expense is the result of the montratec acquisition and related intangible assets acquired. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $30,000,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2023, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2023, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2023 fair values reflected in the table below. During the three and nine months ended December 31, 2023, the Company was not in default of any of its derivative obligations.

As of December 31, 2023, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of Stahl Cranesystems GmbH ("STAHL"). As of December 31, 2023, the notional amount of this derivative is $99,378,000, and this contract matures on March 31, 2028. From its December 31, 2023 balance of AOCL, the Company expects to reclassify approximately $211,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of December 31, 2023, the notional amount of those derivatives was $4,591,000, and all contracts mature by September 30, 2024. From its December 31, 2023 balance of AOCL, the Company expects to reclassify approximately $68,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The most recent interest rate swap agreement was entered into in fiscal year 2024 as a result of the additional debt from the montratec acquisition. The Company modified its historical interest rate swaps from LIBOR to SOFR in the first quarter of fiscal 2024. This modification had no impact on the Company's hedge accounting and hedge designation. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the Company's variable interest debt. The amortizing interest rate swaps mature by April 30, 2028 and had a total notional amount of $353,224,000 as of December 31, 2023. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its December 31, 2023 balance of AOCL, the Company expects to reclassify approximately $5,638,000 of AOCL into interest and debt expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2023	Foreign exchange contracts	$(31)	Cost of products sold	$(22)
December 31, 2023	Interest rate swaps	(1,958)	Interest expense	2,566
December 31, 2023	Cross currency swaps	(2,921)	Foreign currency exchange (gain) loss	(3,248)

December 31, 2022	Foreign exchange contracts	137	Cost of products sold	(64)
December 31, 2022	Interest rate swap	1,018	Interest expense	1,170
December 31, 2022	Cross currency swaps	(6,004)	Foreign currency exchange (gain) loss	(7,916)

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2023 and 2022 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2023	Foreign exchange contracts	$(211)	Cost of products sold	$(75)
December 31, 2023	Interest rate swaps	4,131	Interest expense	7,424
December 31, 2023	Cross currency swaps	(1,701)	Foreign currency exchange (gain) loss	(1,200)

December 31, 2022	Foreign exchange contracts	89	Cost of products sold	(153)
December 31, 2022	Interest rate swap	7,423	Interest expense	488
December 31, 2022	Cross currency swaps	5,623	Foreign currency exchange (gain) loss	3,464

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023	March 31, 2023
Foreign exchange contracts	Prepaid expenses and other	$22	$—
Foreign exchange contracts	Other Asset	—	136
Foreign exchange contracts	Accrued liabilities	(122)	(39)
Interest rate swap	Prepaid expenses and other	7,501	7,644
Interest rate swap	Other assets	433	3,218
Interest rate swap	Accrued liabilities	—	(387)
Interest rate swap	Other non current liabilities	(1,736)	—
Cross currency swap	Prepaid expenses and other	—	168
Cross currency swap	Accrued liabilities	(284)	—
Cross currency swap	Other non current liabilities	(4,222)	(2,270)
9.    Debt

During fiscal 2024, the Company amended its New Revolving Credit Facility increasing the size of the New Revolving Credit Facility by $75,000,000 to a total of $175,000,000. The Company borrowed against the expanded New Revolving Credit Facility in May of fiscal 2024 to initially fund the montratec acquisition as described in Note 2. The Company subsequently borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B facility to increase the principal amount of the Term Loan B facility by $75,000,000. The Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The total U.S. accounts receivable balances which secure the AR Securitization Facility total $72,736,000 as of December 31, 2023. The Company used the proceeds from the $75,000,000 Accordion borrowing and the $45,000,000 AR Securitization Facility to fully repay borrowings on the New Revolving Credit Facility prior to June 30, 2023.

The key terms of the new AR Securitization Facility are as follows:

~~•~~The AR Securitization Facility Agreement provides for revolving loans to be made up to a maximum principal amount of $55,000,000 of which $45,000,000 was drawn as of December 31, 2023.
•The AR Securitization Facility borrowings bear interest at a floating rate equal to a one-month secured overnight funding rate (SOFR) plus 10 basis points of credit spread adjustment, plus 110 basis points.
~~•~~The AR Securitization Facility borrowings are secured by the Company's U.S. accounts receivables totaling $72,736,000 at December 31, 2023.
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

As of December 31, 2023, there have been no Amortization Events triggered in the AR Securitization Facility. The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12-months. As such, the Company has classified the full $45,000,000 outstanding borrowings under the AR Securitization Facility as long-term debt at December 31, 2023.

In addition to the above, the Company amended the variable interest component of its Term Loan B and New Revolving Credit Facility to transition from LIBOR to SOFR.

The outstanding principal balance of the Term Loan B facility was $497,560,000 as of December 31, 2023, which includes $75,000,000 in principal balance from the Accordion exercised in the first quarter of fiscal 2024 as described above. The Company made $40,000,000 in principal payments on the Term Loan B facility during the nine months ended December 31, 2023 of which $4,585,000 was required. The Company is obligated to make $6,113,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments, if required, however, plans to pay down approximately $50,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt. Refer to the 2023 10-K for further details on the Company's Term Loan B facility.

There were no outstanding borrowings and $15,740,000 in outstanding letters of credit issued against the New Revolving Credit Facility as of December 31, 2023.  The outstanding letters of credit as of December 31, 2023 consisted of $171,000 in commercial letters of credit and $15,569,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $7,845,000, which includes $2,414,000 from the Accordion exercises, as of December 31, 2023 and $6,323,000, which includes $892,000 from the Accordion exercise, as of March 31, 2023. The accumulated amortization balances were $2,663,000 and $1,815,000 as of December 31, 2023 and March 31, 2023, respectively. The gross balance of deferred financing costs associated with the AR Securitization Facility was $536,000 with an accumulated amortization balance of $104,000 as of December 31, 2023.

The gross balance of deferred financing costs associated with the New Revolving Credit Facility is $4,828,000 as of December 31, 2023 and $4,027,000 as of March 31, 2023, respectively, which are included in Other assets on the Condensed Consolidated Balance Sheet. The $801,000 increase in Fiscal 2024 relates to fees paid to increase the size of the New Revolving Credit Facility to $175,000,000 as described above. The accumulated amortization balances were $2,385,000 and $1,611,000 as of December 31, 2023 and March 31, 2023, respectively.

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $13,093,000 as of December 31, 2023 of which $652,000 has been recorded within the Current portion of long-term debt and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2023, unsecured credit lines totaled approximately $2,428,000, of which nothing was drawn. In addition, unsecured lines of

$13,541,000 were available for bank guarantees issued in the normal course of business of which $10,758,000 was utilized as of December 31, 2023.

Refer to the Company’s consolidated financial statements included in its 2023 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Service costs	$136	$199	$389	$536
Interest cost	3,419	2,848	10,351	8,537
Expected return on plan assets	(2,867)	(2,709)	(8,759)	(8,130)
Net amortization	62	192	266	607
Settlement	$4,639	$—	$4,720	$—
Net periodic pension (benefit) cost	$5,389	$530	$6,967	$1,550

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations.

During the three months ended December 31, 2023, certain employees in one of the Company's U.S. pension plans accepted an offer to settle their pension obligation with a lump sum payment. These lump sum settlements are one of the steps the Company is taking to terminate the plan by transferring the liabilities to a third-party. As a result, the Company recorded a settlement charge in the amount $4,599,000 which was recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The Company expects to complete the plan termination during fiscal year 2025, at which point the Company will record another settlement charge.

The Company currently plans to contribute approximately $6,908,000 to its pension plans in fiscal 2024.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2023 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Numerator for basic and diluted earnings per share:
Net income (loss)	$9,728	$12,029	$34,816	$34,534

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,744	28,626	28,711	28,597
Effect of dilutive employee stock options and other share-based awards	247	152	268	170
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,991	28,778	28,979	28,767

Stock options with respect to 824,000 and 744,000 common shares for the three and nine months ended December 31, 2023, respectively, and 715,000 for both the three and nine months ended December 31, 2022, were not included in the computation of diluted income per share because they were antidilutive. For the three and nine months ended December 31, 2023 and December 31, 2022 contingently issuable common shares of 165,000 and 179,000, respectively, were excluded because a performance condition had not yet been met.

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

During the first nine months of fiscal 2024, there were 21,000 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2023, 133,000 shares of restricted stock units vested and were issued.

On January 22, 2024, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on February 20, 2024 to shareholders of record on February 9, 2024. The dividend payment is expected to be approximately $2,015,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $19,350,000 (gross of estimated insurance recoveries of $7,496,000) as of December 31, 2023, of which $14,750,000 is included in Other non current liabilities and $4,600,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	December 31, 2023	March 31, 2023
Accrued general and product liability, beginning of period	$21,103	$22,575
Estimated insurance recoveries	(773)	(889)
Add provision for claims	1,251	3,025
Deduct payments for claims	(2,231)	(3,608)
Accrued general and product liability, end of period	$19,350	$21,103

Estimated insurance recoveries	(7,496)	(8,272)
Net accrued general and product liability, end of period	$11,854	$12,831

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $4,900,000 and $8,900,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from December 31, 2023. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $6,414,000. The Company has reflected the liability gross of insurance recoveries of $7,496,000 as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2023. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,700,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of December 31, 2023 and March 31, 2023. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at December 31, 2023 in the amount of $7,496,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $776,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at December 31, 2023.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,664,000, which has been reflected as a liability in the Condensed Consolidated Balance

Sheet as of December 31, 2023. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

On June 3, 2015, the Tax Court, ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed appeals of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeals of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. In December 2016, the Power-One China Subsidiary was served by the Italian Revenue Agency with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In February 2017 the Power-One China Subsidiary filed two memorandum before the Italian Supreme Court in response to the appeals made by the tax authority against the positive judgments on the tax assessments for fiscal years 2004/2005 and 2005/2006.

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

In December 2022 the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2002/2003 and 2006 before the Regional Tax Court. A hearing was held before the Regional Tax Court in April and May of 2023, in two separate decisions, the court ruled in favor of the Company. The tax authority appealed this decision on December 6, 2023, and the Company filed the relevant counter claims in January of 2024.

In March 2023 the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2004/2005 and 2005/2006 before the Regional Tax Court. The hearing on this matter is expected to be held in February 2024.

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

The Company had previously filed suit against Travelers in District Court seeking coverage under insurance policies in the name of Universal. In July 2019, the District Court ruled that Travelers is obligated to defend Magnetek under these policies in connection with Magnetek's litigation against Monsanto. The Court held that Monsanto's claims against Magnetek fall within the insuring agreement of the Travelers policies and that none of the policy exclusions precluded the possibility of coverage. The Court also held that Travelers prior settlements with other insureds under the policies did not cut off or release Magnetek's rights under the policies. Travelers moved for reconsideration which motion was denied. Travelers is currently defending the Company in its litigation with Monsanto.

The Company is also engaged in similar insurance coverage litigation against Transportation Insurance Company in the Circuit Court of Cook County, Illinois. That suit is presently stayed due to the bankruptcy of Velsicol Chemical, LLC, a third-party indemnitor of TIC and Travelers.

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

For all of the currently known environmental matters, the Company has accrued as of December 31, 2023 a total of $727,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2024.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 29% and 28% in the three months ended December 31, 2023 and December 31, 2022, respectively, and 26% and 35% in the nine months ended December 31, 2023 and December 31, 2022, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

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

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine months ended December 31, 2023 are as follows (in thousands):

	Three months ended December 31, 2023
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(12,966)	$(39,134)	$7,385	$(44,715)
Other comprehensive income (loss) before reclassification	1,094	13,339	(4,910)	9,523
Amounts reclassified from other comprehensive loss	3,501	—	704	4,205
Net current period other comprehensive income (loss)	4,595	13,339	(4,206)	13,728
Ending balance net of tax	$(8,371)	$(25,795)	$3,179	$(30,987)

	Nine Months Ended December 31, 2023
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(12,800)	$(32,352)	$7,109	$(38,043)
Other comprehensive income (loss) before reclassification	773	6,557	2,219	9,549
Amounts reclassified from other comprehensive loss	3,656	—	(6,149)	(2,493)
Net current period other comprehensive income (loss)	4,429	6,557	(3,930)	7,056
Ending balance net of tax	$(8,371)	$(25,795)	$3,179	$(30,987)

Details of amounts reclassified out of AOCL for the three months ended December 31, 2023 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$4,652
	4,652	Total before tax
	(1,151)	Tax (benefit) expense
	$3,501	Net of tax

Change in derivatives qualifying as hedges
	$29	Cost of products sold
	(3,389)	Interest expense
	4,290	Foreign currency
	930	Total before tax
	(226)	Tax (benefit) expense
	$704	Net of tax

Details of amounts reclassified out of AOCL for the nine months ended December 31, 2023 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$4,840
	4,840	Total before tax
	(1,184)	Tax (benefit) expense
	$3,656	Net of tax

Change in derivatives qualifying as hedges
	$99	Cost of products sold
	(9,807)	Interest expense
	1,585	Foreign currency
	(8,123)	Total before tax
	1,974	Tax (benefit) expense
	$(6,149)	Net of tax

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2023	March 31, 2023
Operating leases:
Other assets	$65,424	$53,551

Accrued liabilities	9,511	7,966
Other non current liabilities	58,763	46,524
Total operating liabilities	$68,274	$54,490

Finance lease:
Net property, plant, and equipment	$11,846	$12,597

Current portion of long-term debt and finance lease obligation	652	604
Term loan and finance lease obligations	12,441	12,937
Total finance liabilities	$13,093	$13,541

Operating lease expense of $3,216,000 and $9,429,000 and $2,323,000 and $6,810,000 for the three and nine months ended December 31, 2023 and December 31, 2022, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and nine months ended December 31, 2023 and December 31, 2022, respectively. Finance lease expense of $250,000 and $751,000 for both the three and nine months ended December 31, 2023 and December 31, 2022, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $149,000 and $451,000 and $156,000 and $470,000 is included the Company's Condensed Consolidated Statements of Operations in the three and nine months ended December 31, 2023 and December 31, 2022, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$7,771	$6,678
Cash paid for amounts included in the measurement of finance lease liabilities	$898	$872
ROU assets obtained in exchange for new operating lease liabilities	$17,442	$8,592

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

Topics Not Yet Adopted

We consider the applicability and impact of all ASUs. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to provide increased transparency about income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid. The Company is currently assessing the impact this ASU will have on the footnotes of its annual financial statements. The Company plans to adopt this standard in fiscal 2026 when required.

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

Our revenue base is geographically diverse with approximately 44% derived from customers outside the U.S. for the nine months ended December 31, 2023. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Results of Operations

Three months ended December 31, 2023 and December 31, 2022

Net sales in the three months ended December 31, 2023 were $254,143,000, up $23,773,000 or 10.3% from the three months ended December 31, 2022 net sales of $230,370,000. Net sales were positively impacted by $15,535,000 of revenue from the montratec acquisition, $6,477,000 due to price increases, offset by 2,403,000 of unfavorable sales volume. Foreign currency translation favorably impacted sales by $4,164,000 for the three months ended December 31, 2023.

Gross profit in the three months ended December 31, 2023 was $93,897,000, an increase of $11,853,000 or 14.4% from the three months ended December 31, 2022 gross profit of $82,044,000. Gross profit margin was 36.9% in the fiscal 2024 third quarter compared to 35.6% in the fiscal 2023 third quarter. The increase in gross profit was due to $6,736,000 as a result of the acquisition of montratec, $4,562,000 of price increases net of manufacturing costs changes including inflation and $904,000 of favorable product liability reserve adjustments. These increases were offset by unfavorable sales volume mix of $1,179,000 and $585,000 of current year business realignment costs. The translation of foreign currencies had a $1,415,000 favorable impact on gross profit in the three months ended December 31, 2023.

Selling expenses were $26,552,000 and $25,424,000, or 10.4% and 11.0% of net sales, in the fiscal 2024 and 2023 third quarters, respectively. Selling expense increased by $2,131,000 due to the montratec acquisition offset by $989,000 due to lower net business realignment costs during the three months ended December 31, 2023. Foreign currency translation had a $450,000 unfavorable impact on selling expenses in the three months ended December 31, 2023.

General and administrative expenses were $26,255,000 and $25,143,000, or 10.3% and 10.9% of net sales, in the fiscal 2024 and 2023 third quarters, respectively. General and administrative expenses increased by $1,137,000 from the montratec acquisition, $930,000 of net business realignment costs, $195,000 of net headquarters relocation costs offset by $1,230,000 final adjustment in the prior year for the Garvey acquisition contingent consideration, and $225,000 of lower net acquisition and deal costs. Foreign currency translation had a $285,000 unfavorable impact on general and administrative expenses in the three months ended December 31, 2023.

Research and development expenses were $6,692,000 and $4,839,000, or 2.6% and 2.1% of net sales, in the fiscal 2024 and 2023 third quarters, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $7,486,000 and $6,459,000 in the fiscal 2024 and 2023 third quarters, respectively, with the increase related to new intangible assets recorded from the montratec acquisition.

Interest and debt expense was $9,952,000 in the third quarter ended December 31, 2023 compared to $7,303,000 in the third quarter ended December 31, 2022. The increase is related to higher variable interest rates, as well as increased borrowings to finance the montratec acquisition.

Investment income of $758,000 in the third quarter ended December 31, 2023 compared to $574,000 in the third quarter ended December 31, 2022 is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange gains were $1,155,000 and $3,359,000 in the fiscal 2024 and 2023 third quarters, respectively. This favorable change was primarily due to the strengthening of the Euro in comparison to the U.S. Dollar during the quarter.

Other expense was $5,234,000 in the third quarter ended December 31, 2023 compared to $79,000 in the third quarter ended December 31, 2022. As described in Note 10, the Company recorded a settlement charge in the amount of $4,599,000 associated with the process to terminate one of the Company's U.S. pension plans.

Income tax expense as a percentage of income from continuing operations before income tax expense was 29% and 28% in the third quarters ended December 31, 2023 and December 31, 2022, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

Nine Months Ended December 31, 2023 and December 31, 2022

Net sales in the nine months ended December 31, 2023 were $748,036,000, up $65,639,000 or 9.6% from the nine months ended December 31, 2022 net sales of $682,397,000. Net sales were positively impacted by $28,092,000 due to price increases and $27,728,000 of revenue from the montratec acquisition offset by $240,000 of unfavorable sales volume. Foreign currency translation favorably impacted sales by $10,059,000 for the nine months ended December 31, 2023.

Gross profit in the nine months ended December 31, 2023 was $280,523,000, an increase of $29,642,000 or 11.8% from the nine months ended December 31, 2022 gross profit of $250,881,000. Gross profit margin was 37.5% in the nine months ended December 31, 2023 compared to 36.8% in the nine months ended December 31, 2022. The increase in gross profit was due to $15,777,000 of price increases net of manufacturing costs changes including inflation, $13,028,000 as a result of the acquisition of montratec and a $904,000 favorable product liability reserve adjustments. These gross profit increases were offset by $2,714,000 of unfavorable sales mix and $781,000 in current year business realignment costs. The translation of foreign currencies had a $3,428,000 favorable impact on gross profit in the nine months ended December 31, 2023.

Selling expenses were $78,400,000 and $77,197,000, or 10.5% and 11.3% of net sales, in the nine months ended December 31, 2023 and December 31, 2022, respectively. Selling expense increased by $4,597,000 due to the montratec acquisition offset by $2,970,000 due to lower net business realignment costs and $1,461,000 of lower employee related costs during the nine months ended December 31, 2023. Foreign currency translation had a $933,000 unfavorable impact on selling expenses in the nine months ended December 31, 2023.

General and administrative expenses were $79,407,000 and $68,441,000, or 10.6% and 10.0% of net sales, in the nine months ended December 31, 2023 and December 31, 2022, respectively. General and administrative expenses increased by $2,765,000 of net acquisition deal related costs, $2,607,000 from the montratec acquisition, $1,852,000 of higher stock compensation costs, $1,569,000 of net headquarters relocation costs, and $283,000 of net business realignment costs. The remaining increase of $2,482,000 is largely due to higher incentive compensation costs, lease costs and medical costs. These increases were offset by a $1,230,000 final adjustment in the prior year for the Garvey acquisition contingent consideration. Foreign currency translation had a $637,000 unfavorable impact on general and administrative expenses in the nine months ended December 31, 2023.

Research and development expenses were $19,134,000 and $15,429,000, or 2.6% and 2.3% of net sales, in the nine months ended December 31, 2023 and December 31, 2022, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $21,871,000 and $19,442,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively, with the increase related to new intangible assets recorded from the montratec acquisition and foreign currency.

Interest and debt expense was $28,788,000 compared to $20,274,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively. The increase is related to higher variable interest rates, as well as increased borrowings to finance the montratec acquisition.

Investment income of $1,212,000 compared to investment loss of $168,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively, is related to mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Foreign currency exchange loss was $1,074,000 compared to a foreign currency gain $1,152,000 in the nine months ended December 31, 2023 and December 31, 2022, respectively. This unfavorable change was due to the strengthening of the U.S. Dollar in comparison to the Euro and other currencies where our businesses operate during the first two quarters of fiscal 2024. The Company has begun to recover some of the prior quarters losses in the third quarter as the Euro is strengthening against the U.S. dollar.

Other expense was $5,840,000 in the nine months ended December 31, 2023 compared to other income of $1,999,000 in the nine months ended December 31, 2022. As described in Note 10, the Company recorded a settlement charge in the amount of $4,599,000 associated with the process to terminate one of the Company's U.S. pension plans. As described in Note 13, in fiscal 2023, the Company received a tax indemnification reimbursement received from STAHL's former owners in accordance with the share purchase agreement.

Income tax expense as a percentage of income from continuing operations before income tax expense was 26% and 35% in the nine months ended December 31, 2023 and December 31, 2022, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

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

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $103,195,000 at December 31, 2023, a decrease of $30,231,000 from the March 31, 2023 balance of $133,426,000.

Cash flow from operating activities

Net cash provided by operating activities was $28,591,000 for the nine months ended December 31, 2023 compared to $16,902,000 for the nine months ended December 31, 2022. Net income of $34,816,000 along with non-cash adjustments to net income of $49,663,000 contributed to cash provided by operations. The non-cash adjustments included $34,052,000 of depreciation and amortization, $8,473,000 of stock-based compensation, $7,080,000 of non-cash lease expense and $4,599,000 of a non-cash pension settlement charge offset by $6,495,000 of deferred income taxes and related valuation allowance. The non-cash pension settlement charge relates to certain employees electing lump sum payments associated with the termination of one of the Company's U.S. pension plans (refer to Note 10 for further details). Changes in working capital reduced cash from operations by $44,195,000 as a result of an increase of $17,764,000 in inventories, an increase in trade accounts receivable $14,911,000, a decrease in accrued expenses of $7,236,000, an increase in prepaid expenses of $2,897,000, and a decrease of $1,387,000 in trade payables. The increase in inventories relates to purchases required for expected future customer demand. Cash used for operations also included a decrease of $10,834,000 in other non-current liabilities primarily due to lease payments for the nine months ended December 31, 2023.

Cash flow from investing activities

Net cash used for investing activities was $125,965,000 for the nine months ended December 31, 2023 compared to $10,912,000 for the nine months ended December 31, 2022. The most significant use of cash in the year was $108,145,000 of cash used for purchase of montratec on May 31, 2023. Additionally, the Company used $16,334,000 for capital expenditures for the nine months ended December 31, 2023 .

Cash flow from financing activities

Net cash provided by financing activities was $67,771,000 for the nine months ended December 31, 2023 and net cash used for financing activities was $37,639,000 for the nine months ended December 31, 2022. The most significant source of cash was $120,000,000 in gross proceeds from the issuance of long-term debt, which was used to fund the montratec acquisition. This was offset by $40,447,000 in debt repayments, $6,027,000 in dividend payments and $2,859,000 in fees paid to secure the new debt borrowings. Associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows which resulted in a net cash outflow of $1,215,000 during the nine months ended December 31, 2023.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental

U.S. taxes as we repatriate funds. As of December 31, 2023, $58,277,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2023 and December 31, 2022 were $16,334,000 and $9,511,000, respectively. We expect capital expenditure spending in fiscal 2024 to range from $30,000,000 to $35,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Duff Norton reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $308,693,000, and $410,035,000, respectively, as of December 31, 2023.

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

Item 4.    Controls and Procedures.

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2023 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the thousands Program (in thousands)[1]
October 1 - 31, 2023	—	$—	—
November 1 - 30, 2023	—	$—	—
December 1 - 31, 2023	—	$—	—
Total	—	$—	—	19,000

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of December 31, 2023, approximately $19 million remains available to repurchase shares of common stock under the current share repurchase authorization plan. There were no repurchases made in the quarter ended December 31, 2023.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of prinicipal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2023 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	January 31, 2024	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)