Form 10-Q
period 2024-06-30
COLUMBUS MCKINNON CORP
filed 2024-07-31
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of July 29, 2024 was: 28,880,349 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended June 30, 2024

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “future,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our plans and objectives for future operations, growth results or initiatives, the amount of costs expected to be incurred by the Company in connection with the relocation of its North American Linear Motion operations in Charlotte, North Carolina to its manufacturing facility in Monterrey, Mexico, strategies, plans for enhancing shareholder value, pending acquisitions, our expected amount of capital expenditures and pension contributions for fiscal 2025, our expected effective tax rate for fiscal 2025, the timing for completion of the termination of one of the Company’s U.S. pension plans and the recording of an associated settlement charge,the amount of future dividend payments in fiscal 2025 and beyond or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
•our ability to understand our customers’specific preferences and requirements, and to develop, manufacture and market products that meet customer demand as we expand into additional international markets;
•our ability to manage our indebtedness, including compliance with debt covenant restrictions in our Term Loan B, AR Securitization Facility and our Amended and Restated Revolving Credit Facility (each as defined herein);
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
•our ability to retain key members of our management team; and
•the volatility of our common stock.

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

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$68,373	$114,126
Trade accounts receivable, less allowance for doubtful accounts ($3,778 and $3,827, respectively)	166,844	171,186
Inventories	200,894	186,091
Prepaid expenses and other	42,200	42,752
Total current assets	478,311	514,155
Property, plant, and equipment, net	105,868	106,395
Goodwill	708,571	710,334
Other intangibles, net	377,551	385,634
Marketable securities	10,860	11,447
Deferred taxes on income	1,595	1,797
Other assets	98,901	96,183
Total assets	$1,781,657	$1,825,945

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$73,224	$83,118
Accrued liabilities	107,594	127,973
Current portion of long-term debt and finance lease obligations	50,687	50,670
Total current liabilities	231,505	261,761
Term loan, AR securitization facility and finance lease obligations	459,743	479,566
Other non current liabilities	204,603	202,555
Total liabilities	895,851	943,882
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,866,233 and 28,799,110 shares issued and outstanding	289	288
Treasury stock	(1,001)	(1,001)
Additional paid in capital	526,574	527,125
Retained earnings	403,957	395,328
Accumulated other comprehensive loss	(44,013)	(39,677)
Total shareholders' equity	885,806	882,063
Total liabilities and shareholders' equity	$1,781,657	$1,825,945

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands, except per share data)
Net sales	$239,726	$235,492
Cost of products sold	150,696	148,843
Gross profit	89,030	86,649

Selling expenses	27,770	24,981
General and administrative expenses	26,447	27,443
Research and development expenses	6,166	5,900
Amortization of intangibles	7,500	6,877
	67,883	65,201

Income from operations	21,147	21,448
Interest and debt expense	8,235	8,625
Investment (income) loss	(209)	(543)
Foreign currency exchange (gain) loss	395	483
Other (income) expense, net	676	214
Income (loss) before income tax expense (benefit)	12,050	12,669
Income tax expense (benefit)	3,421	3,394
Net income (loss)	$8,629	$9,275

Average basic shares outstanding	28,834	28,662
Average diluted shares outstanding	29,127	28,906

Basic income (loss) per share:	$0.30	$0.32

Diluted income (loss) per share:	$0.30	$0.32

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands)
Net income (loss)	$8,629	$9,275
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,420)	2,901
Change in derivatives qualifying as hedges, net of taxes of $283, $(176)	(885)	541
Change in pension liability and postretirement obligation, net of taxes of $10, $(5)	(31)	42
Total other comprehensive income (loss)	(4,336)	3,484
Comprehensive income (loss)	$4,293	$12,759

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2024	$288	$(1,001)	$527,125	$395,328	$(39,677)	$882,063
Net income (loss)	—	—	—	8,629	—	8,629
Change in foreign currency translation adjustment	—	—	—	—	(3,420)	(3,420)
Change in derivatives qualifying as hedges, net of tax of $283	—	—	—	—	(885)	(885)
Change in pension liability and postretirement obligations, net of tax of $10	—	—	—	—	(31)	(31)
Stock options exercised, 2,052 shares	—	—	64	—	—	64
Stock compensation expense	—	—	1,101	—	—	1,101
Restricted stock units released, 65,071 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,716)	—	—	(1,715)
Balance at June 30, 2024	$289	$(1,001)	$526,574	$403,957	$(44,013)	$885,806

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

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$8,629	$9,275
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	11,840	10,890
Deferred income taxes and related valuation allowance	942	(1,825)
Net loss (gain) on sale of real estate, investments and other	(124)	(467)
Stock-based compensation	1,101	1,981
Amortization of deferred financing costs	622	483
Loss (gain) on hedging instruments	(97)	231
Non-cash lease expense	2,584	2,389
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	3,346	(7,649)
Inventories	(15,613)	(19,214)
Prepaid expenses and other	(2,222)	(2,800)
Other assets	(127)	(636)
Trade accounts payable	(8,640)	1,718
Accrued liabilities	(11,600)	(8,668)
Non-current liabilities	(1,399)	(2,955)
Net cash provided by (used for) operating activities	(10,758)	(17,247)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,500	1,100
Purchases of marketable securities	(912)	(906)
Capital expenditures	(4,629)	(5,273)
Purchase of businesses, net of cash acquired (See Note 2)	—	(107,605)
Net cash provided by (used for) investing activities	(4,041)	(112,684)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	64	225
Repayment of debt	(20,158)	(10,143)
Proceeds from issuance of long-term debt	—	120,000
Fees paid for borrowings on long-term debt	—	(2,046)
Payment to former owners of montratec (see Note 2)	(6,711)	—
Fees paid for debt repricing	(169)	—
Cash inflows from hedging activities	5,942	6,053
Cash outflows from hedging activities	(5,820)	(6,298)
Payment of dividends	(2,016)	(2,004)
Other	(1,715)	(1,802)
Net cash provided by (used for) financing activities	(30,583)	103,985
Effect of exchange rate changes on cash	(371)	(236)
Net change in cash and cash equivalents	(45,753)	(26,182)
Cash, cash equivalents, and restricted cash at beginning of year	114,376	133,426
Cash, cash equivalents, and restricted cash at end of period	$68,623	$107,244

Supplementary cash flow data:
Interest paid	$7,656	$6,786
Income taxes paid, net of refunds	$3,853	$4,701
Property, plant and equipment purchases included in trade accounts payable	$247	$205
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at June 30, 2024, the results of its operations for the three months ended June 30, 2024 and June 30, 2023, and cash flows for the three months ended June 30, 2024 and June 30, 2023, have been included. Results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The balance sheet at March 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three months ended June 30, 2024, sales to customers in the United States were approximately 57% of total net sales.
2.    Acquisitions & Disposals

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec") for $115,721,000 including $7,576,000 in cash acquired, a $540,000 working capital settlement, and a contingent payment of $6,680,000 that was payable after certain EBITDA level for the twelve-month period ended December 31, 2023 was achieved for montratec. During the three months ended June 30, 2024, the Company paid the contingent payment of $6,711,000 to montratec's previous owners. The difference between the originally recorded liability of $6,680,000 and the amount paid is the result of a change in the foreign currency rate at the time of payment as compared to the opening balance sheet rate. The Company initially financed the acquisition by borrowing $117,000,000 on its Amended and Restated Revolving Credit Facility, but later repaid the amount borrowed under the Amended and Restated Revolving Credit Facility by borrowing an additional $120,000,000. Utilizing the Accordion feature under the Company's existing Term Loan B facility ("Term Loan B"), the Company borrowed $75,000,000 and another $45,000,000 was borrowed through a new credit agreement secured by its U.S. accounts receivable balances. Refer to Note 9 for additional details on the Company's debt agreements.

montratec is a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement the Company's previous acquisitions of both Dorner Mfg. Corp. ("Dorner") and Garvey Corporation ("Garvey"), and furthers the Company's shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. montratec's results have been included in the Company's results of operations from the acquisition date and the Company incurred $2,587,000 of acquisition and deal related costs classified as part of General and administrative expenses in the three months ended June 30, 2023.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. The excess consideration of $66,566,000 has been recorded as goodwill. The identifiable intangible assets acquired include customer relationships valued at $33,470,000, a trade name valued at $2,915,000, and technology valued at $16,196,000. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 14 years at the time of acquisition. Of the $66,566,000 goodwill recorded from the acquisition, $7,531,000 is deductible for tax purposes.

The assignment of purchase consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Cash	$7,576
Working capital	4,523
Property, plant, and equipment, net	2,157
Intangible assets	52,581
Contingent liability (see above)	(6,680)
Other assets	7,239
Other non current liabilities	(18,241)
Goodwill	66,566
Total	$115,721

On July 31, 2024 the Company announced that it would be relocating its North American linear motion operations in Charlotte, North Carolina to its manufacturing facility in Monterrey, Mexico. The Company expects to incur approximately $4,000,000 to $5,000,000 in asset related impairment costs, $1,000,000 to $2,000,000 in employee related severance and retention costs, and approximately $1,000,000 to $2,000,000 in other costs during fiscal 2025.

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

For additional information on the Company’s revenue recognition policy refer to the consolidated financial statements included in the 2024 10-K.

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

The following table illustrates the balance and related activity for customer advances in the three months ended June 30, 2024 and June 30, 2023 (in thousands):

Customer advances (contract liabilities)	June 30, 2024	June 30, 2023
March 31, beginning balance	$16,588	$27,003
Additional customer advances received	18,528	24,251
Revenue recognized from customer advances included in beginning of period	(16,588)	(21,908)
Other revenue recognized from customer advances	(1,634)	—
Customer advances recorded from acquisitions	—	3,866
Other (1)	(52)	99
June 30, ending balance	$16,842	$33,311
    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $4,332,000 and $2,541,000 as of June 30, 2024 and March 31, 2024, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $13,594,000. We expect to recognize approximately 53% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three months ended June 30,
Net Sales by Product Grouping	2024	2023
Industrial Products	$83,779	$84,159
Crane Solutions	97,547	94,642
Engineered Products	22,264	23,850
Precision Conveyor Products	36,086	32,808
All other	50	33
Total	$239,726	$235,492

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts as of June 30, 2024 and June 30, 2023 that is deducted from accounts receivable to present the net amount expected to be collected (in thousands):

Allowance for doubtful accounts	2024	2023
March 31, beginning balance	$3,827	$3,620
Bad debt expense	359	556
Less uncollectible accounts written off, net of recoveries	(365)	(674)
Allowance recorded from acquisitions	—	64
Other (1)	(43)	7
June 30, ending balance	$3,778	$3,573
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

The Company uses quoted market prices when valuing its marketable securities and, consequently, the fair value is based on Level 1 inputs. These marketable securities consist of equity and fixed income securities. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's pension-related annuity contract is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in Other assets on the Condensed Consolidated Balance Sheets. The carrying value of the Company’s Term Loan B approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,860	$10,860	$—	$—
Annuity contract	1,383	—	1,383	—
Derivative Assets (Liabilities):
Foreign exchange contracts	(142)	—	(142)	—
Interest rate swap	5,719	—	5,719	—
Cross currency swap	(1,459)	—	(1,459)	—

Disclosed at fair value:
Term Loan B	$(466,029)	$—	$(466,029)	$—
AR Securitization Facility	$(40,000)	$—	$(40,000)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$11,447	$11,447	$—	$—
Annuity contract	1,390	—	1,390	—
Derivative assets (liabilities):
Foreign exchange contracts	(77)	—	(77)	—
Interest rate swap	7,122	—	7,122	—
Cross currency swap	(2,342)	—	(2,342)	—

Disclosed at fair value:
Term Loan B	$(479,351)	$—	$(479,351)	$—
AR Securitization Facility	$(45,000)	$—	$(45,000)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2024, the Term Loan B has been recorded at carrying value, which approximates fair value. In fiscal 2024, the Company borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The balance of the AR Securitization Facility is $40,000,000 at June 30, 2024. The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.

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

There were no assets and liabilities preliminarily recorded at fair value on a non-recurring basis during the three months ended June 30, 2024.

Refer to the 2024 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2024 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
At cost - FIFO basis:
Raw materials	$159,998	$151,031
Work-in-process	30,699	26,669
Finished goods	44,464	40,554
Total at cost FIFO basis	235,161	218,254
LIFO cost less than FIFO cost	(34,267)	(32,163)
Net inventories	$200,894	$186,091

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was immaterial and a gain of $80,000 in the three months ended June 30, 2024 and June 30, 2023, respectively.

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

Net realized gains related to sales of marketable securities were not material in both the three months ended June 30, 2024 and June 30, 2023.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of Stahl Cranesystems GmbH ("STAHL") serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $3,473,000 and $3,377,000 as of June 30, 2024 and March 31, 2024, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $121,000 and $388,000 in the three months ended June 30, 2024 and June 30, 2023, respectively, which is recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. The June 30, 2024 and March 31, 2024 trade accounts receivable balance due from EMC are $13,100,000 and $10,300,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of June 30, 2024 and March 31, 2024. The Linear Motion Products reporting unit (formerly referred to as Duff-Norton) (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at June 30, 2024 and March 31, 2024. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $303,499,000 and $304,760,000 at June 30, 2024 and March 31, 2024, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $395,373,000 and $395,875,000 at June 30, 2024 and March 31, 2024, respectively. The goodwill associated with the fiscal 2024 acquisition of montratec, as described in Note 2, is included in the Precision Conveyance reporting unit.

Refer to the 2024 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three months ended June 30, 2024.

A summary of changes in goodwill during the three months ended June 30, 2024 is as follows (in thousands):

Balance at April 1, 2024	$710,334
Currency translation	(1,763)
Balance at June 30, 2024	$708,571
Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of June 30, 2024 and March 31, 2024, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,698	$(8,293)	$14,405	$22,404	$(7,903)	$14,501
Indefinite lived trademark	46,118	—	46,118	46,254	—	46,254
Customer relationships	354,251	(113,380)	240,871	355,489	(108,688)	246,801
Acquired technology	112,327	(36,987)	75,340	112,467	(35,152)	77,315
Other	3,860	(3,043)	817	3,748	(2,985)	763
Total	$539,254	$(161,703)	$377,551	$540,362	$(154,728)	$385,634

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 15 years for acquired technology, 6 years for other, and 16 years in total. Trademarks with a carrying value of $46,118,000 as of June 30, 2024 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $7,500,000 and $6,877,000 for the three months ended June 30, 2024 and 2023, respectively. The increase in amortization expense is the result of the montratec acquisition and related intangible assets acquired. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $30,000,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2024, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2024, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2024 fair values reflected in the table below. During the three months ended June 30, 2024, the Company was not in default of any of its derivative obligations.

As of June 30, 2024, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of June 30, 2024, the notional amount of this derivative is $88,443,000, and this contract matures on March 31, 2028. From its June 30, 2024 balance of AOCL, the Company expects to reclassify approximately $226,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of June 30, 2024, the notional amount of those derivatives was $5,510,000, and all contracts mature by March 31, 2025. From its June 30, 2024 balance of AOCL, the Company expects to reclassify approximately $66,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has two outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The most recent interest rate swap agreement was entered into in fiscal year 2024 as a result of the additional debt from the montratec acquisition. These interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the Company's variable interest debt. The interest rate swaps mature on February 14, 2025 and April 30, 2028 and together have a total notional amount of $339,645,000 as of June 30, 2024. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its June 30, 2024 balance of AOCL, the Company expects to reclassify approximately $4,369,000 of AOCL into interest and debt expense, during the next 12 months.

The following is the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
June 30, 2024	Foreign exchange contracts	$(38)	Cost of products sold	$(43)
June 30, 2024	Interest rate swaps	1,422	Interest expense	2,472
June 30, 2024	Cross currency swaps	674	Foreign currency exchange (gain) loss	514

June 30, 2023	Foreign exchange contracts	(158)	Cost of products sold	(19)
June 30, 2023	Interest rate swap	3,291	Interest expense	2,243
June 30, 2023	Cross currency swaps	(841)	Foreign currency exchange (gain) loss	(473)

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2024	March 31, 2024
Foreign exchange contracts	Prepaid expenses and other	$44	$56
Foreign exchange contracts	Accrued liabilities	(186)	(133)
Interest rate swap	Prepaid expenses and other	5,801	7,503
Interest rate swap	Other non current liabilities	(82)	(381)
Cross currency swap	Prepaid expenses and other	304	199
Cross currency swap	Other non current liabilities	(1,763)	(2,541)
9.    Debt

During fiscal 2024, the Company amended its credit agreement (the "Amended and Restated Revolving Credit Facility") increasing the size of the revolving credit facility by $75,000,000 to a total of $175,000,000. The Company borrowed against the Amended and Restated Revolving Credit Facility in May of fiscal 2024 to initially fund the montratec acquisition as described in Note 2. The Company subsequently borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B to increase the principal amount of the Term Loan B by $75,000,000. The Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The U.S. accounts receivable balances which secure the AR Securitization Facility total $77,750,000 as of June 30, 2024. The Company used the proceeds from the $75,000,000 Accordion borrowing and the $45,000,000 AR Securitization Facility to fully repay borrowings on the Amended and Restated Revolving Credit Facility prior to June 30, 2023.

As of June 30, 2024, there have been no amortization events triggered in the AR Securitization Facility. The Company voluntarily paid down $5,000,000 on the AR Securitization Facility during the three months ended June 30, 2024. The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12-months. As such, the Company has classified the full $40,000,000 outstanding borrowings under the AR Securitization Facility as long-term debt at June 30, 2024.

The outstanding principal balance of the Term Loan B was $462,560,000 as of June 30, 2024. The Company made $15,000,000 in principal payments on the Term Loan B during the three months ended June 30, 2024 of which $1,244,000 was required. The Company is obligated to make $4,976,000 of principal payments on the Term Loan B over the next 12 months plus applicable Excess Cash Flow payments, if required, however, plans to pay down approximately $50,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt. Refer to the 2024 10-K for further details on the Company's Term Loan B.

There were no outstanding borrowings and $15,630,000 in outstanding letters of credit issued against the Amended and Restated Revolving Credit Facility as of June 30, 2024.  The outstanding letters of credit as of June 30, 2024 consisted of no commercial letters of credit and $15,630,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B was $7,845,000 as of June 30, 2024 and March 31, 2024. The accumulated amortization balances were $3,280,000 and $2,971,000 as of June 30, 2024 and March 31, 2024, respectively. The gross balance of deferred financing costs associated with the AR Securitization Facility was $536,000 with an accumulated amortization balance of $193,000 and $149,000 as of June 30, 2024 and March 31, 2024, respectively.

The gross balance of deferred financing costs associated with the Amended and Restated Revolving Credit Facility is $4,828,000 as of June 30, 2024 and March 31, 2024, which is included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $2,924,000 and $2,655,000 as of June 30, 2024 and March 31, 2024, respectively.

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $12,779,000 as of June 30, 2024 of which $687,000 has been recorded within the Current portion of long-term debt and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2024, unsecured credit lines totaled approximately $2,357,000, of which nothing was drawn. In addition, unsecured lines of $13,766,000 were available for bank guarantees issued in the normal course of business of which $10,256,000 was utilized as of June 30, 2024.

Refer to the Company’s consolidated financial statements included in the 2024 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	June 30, 2024	June 30, 2023
Service costs	$120	$128
Interest cost	3,090	3,472
Expected return on plan assets	(2,497)	(2,946)
Net amortization	241	101
Settlement	—	41
Net periodic pension (benefit) cost	$954	$796

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations.

During fiscal year 2024, the Company began the process to terminate one of its U.S. pension plans. Lump sum payments were made to eligible participants who elected to receive them in the third and fourth quarter of fiscal year 2024 resulting in settlement charges which were disclosed in the 2024 10-K. The Company expects to complete the plan termination of this U.S. pension plan during fiscal year 2025, at which point another settlement charge will be recorded.

The Company currently plans to contribute approximately $6,810,000 to its pension plans in fiscal 2025.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2024 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2024	June 30, 2023
Numerator for basic and diluted earnings per share:
Net income (loss)	$8,629	$9,275

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,834	28,662
Effect of dilutive employee stock options and other share-based awards	293	244
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	29,127	28,906

Stock options with respect to 612,000 and 788,000 common shares for the three months ended June 30, 2024 and June 30, 2023, respectively, were not included in the computation of diluted income per share because they were antidilutive. For the three months ended June 30, 2024 and June 30, 2023 contingently issuable common shares of 131,000 and 138,000, respectively, were excluded because a performance condition had not yet been met.

The Company grants share based compensation to eligible participants under the 2016 Long Term Incentive Plan, as Amended and Restated in June 2019 and July 2024 ("2016 LTIP").  The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP were increased by 2,500,000 as a result of the June 2019 amendment and restatement. In July of fiscal 2025 the plan was amended a second time increasing the total number of shares of common stock which may be granted by an additional 2,800,000 shares.

During the first three months of fiscal 2025, there were 2,000 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2024, 146,000 shares of restricted stock units vested and were issued.

On July 21, 2024, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on August 19, 2024 to shareholders of record on August 9, 2024. The dividend payment is expected to be approximately $2,020,000.

Refer to the Company’s consolidated financial statements included in the 2024 10-K for further information on its earnings per share and stock plans.

12.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $19,123,000 (gross of estimated insurance recoveries of $7,030,000) as of June 30, 2024, of which $14,523,000 is included in Other non current liabilities and $4,600,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	June 30, 2024	March 31, 2024
Accrued general and product liability, beginning of period	$19,988	$21,103
Estimated insurance recoveries	(607)	(634)
Add provision for claims	526	2,226
Deduct payments for claims	(784)	(2,707)
Accrued general and product liability, end of period	$19,123	$19,988

Estimated insurance recoveries	(7,030)	(7,637)
Net accrued general and product liability, end of period	$12,093	$12,351

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2025. The Company also purchases excess general and product liability insurance up to an aggregate $75,000,000 limit.

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $4,900,000 and $8,900,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from June 30, 2024. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $6,013,000. The Company has reflected the liability gross of insurance recoveries of $7,030,000 as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2024. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,700,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of June 30, 2024 and March 31, 2024. The Company

has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2024 in the amount of $7,030,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $914,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at June 30, 2024.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,166,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2024. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of fiscal 2025, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company along with its attorneys believes it will be successful in overturning this verdict and that payment of the damages is not probable. As such the Company has not accrued the damages as a liability in the Condensed Consolidated Balance Sheet at June 30, 2024.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $420,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of June 30, 2024 a total of $752,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2025.

13.    Income Taxes

Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income tax expense was 28% and 27% in the three months ended June 30, 2024 and June 30, 2023, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries. The impact of equity compensation increased the rate by 3 percentage points and 2 percentage points in the three months ended June 30, 2024 and June 30, 2023, respectively.

The Company estimates that the effective tax rate related to continuing operations will be approximately 24% to 26% for fiscal 2025.

Refer to the Company’s consolidated financial statements included in the 2024 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three months ended June 30, 2024 are as follows (in thousands):

	Three months ended June 30, 2024
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(10,696)	$(32,785)	$3,804	$(39,677)
Other comprehensive income (loss) before reclassification	(179)	(3,420)	2,058	(1,541)
Amounts reclassified from other comprehensive loss	148	—	(2,943)	(2,795)
Net current period other comprehensive income (loss)	(31)	(3,420)	(885)	(4,336)
Ending balance net of tax	$(10,727)	$(36,205)	$2,919	$(44,013)

Details of amounts reclassified out of AOCL for the three months ended June 30, 2024 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$195
	195	Total before tax
	(47)	Tax (benefit) expense
	$148	Net of tax

Change in derivatives qualifying as hedges
	$56	Cost of products sold
	(3,262)	Interest expense
	(678)	Foreign currency
	(3,884)	Total before tax
	941	Tax (benefit) expense
	$(2,943)	Net of tax
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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	June 30, 2024	March 31, 2024
Operating leases:
Other assets	$68,765	$65,584

Accrued liabilities	8,675	8,723
Other non current liabilities	64,600	60,666
Total operating liabilities	$73,275	$69,389

Finance lease:
Net property, plant, and equipment	$11,345	$11,596

Current portion of long-term debt and finance lease obligation	687	670
Term loan, AR securitization facility and finance lease obligations	12,092	12,267
Total finance liabilities	$12,779	$12,937

Operating lease expense of $3,704,000 and $3,062,000 for the three months ended June 30, 2024 and June 30, 2023, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three months ended June 30, 2024 and June 30, 2023, respectively. Finance lease expense of $250,000 for the three months ended June 30, 2024 and June 30, 2023, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $144,000 and $151,000 is included the Company's Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and June 30, 2023, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,023	$2,435
Cash paid for amounts included in the measurement of finance lease liabilities	$302	$294
ROU assets obtained in exchange for new operating lease liabilities	$5,929	$5,097

16.    Effects of New Accounting Pronouncements

Topics Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Additionally, it requires that a public entity (1) disclose an amount for “other segment items” by reportable segment, (2) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (3) requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this proposed ASU and all existing segment disclosures in Topic 280. The new guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in this proposed ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company believes the adoption of this standard will result in some additional disclosures, but will not have an overall material impact to the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to provide increased transparency about income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid. The Company believes the adoption of this standard will result in some additional disclosures, but will not have an overall material impact to the financial statements.

The Company is currently assessing the impact these ASUs will have on the footnotes of its annual and interim financial statements. The Company plans to adopt these standards in fiscal 2026 when required. ASUs not listed were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 150-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In accordance with our strategic framework, we are building out our business system (CMBS) and growth framework to be market-led, customer-centric, and operationally excellent with our people and values at the core. We believe this will transform Columbus McKinnon into a top-tier Intelligent Motion Solutions company. We expect our strategy will enhance shareholder value by expanding EBITDA margins and return on invested capital ("ROIC").

Our revenue base is geographically diverse with approximately 43% of net sales derived from customers outside the U.S. for the three months ended June 30, 2024. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

In fiscal 2024, the Company acquired montratec GmbH ("montratec"), a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings compliment the previous acquisitions of both Dorner and Garvey, and these acquisitions are collectively expected to accelerate the Company’s shift into a provider of intelligent motion solutions and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

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

Our principal raw materials and components purchases were approximately $396 million in fiscal 2024 (or 62% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. While we are still experiencing some availability issues for select raw materials and components, we are working with our supply base to prioritize shipments and improve availability of key components.

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

Results of Operations

Three months ended June 30, 2024 and June 30, 2023

Net sales in the three months ended June 30, 2024 were $239,726,000, up $4,234,000 or 1.8% from the three months ended June 30, 2023 net sales of $235,492,000. Net sales were positively impacted by $3,546,000 due to price increases, $2,655,000 of revenue from the montratec acquisition, offset by $1,374,000 of unfavorable sales volume. Foreign currency translation unfavorably impacted sales by $593,000 for the three months ended June 30, 2024.

Gross profit in the three months ended June 30, 2024 was $89,030,000, an increase of $2,381,000 or 2.7% from the three months ended June 30, 2023 gross profit of $86,649,000. Gross profit margin was 37.1% in the fiscal 2025 first quarter compared to 36.8% in the fiscal 2024 first quarter. The increase in gross profit was due to $3,442,000 of price increases net of manufacturing costs changes including inflation and other cost changes, $799,000 as a result of the acquisition of montratec, and $197,000 due to favorable sales mix. These increases in gross margin were offset by $1,625,000 of start-up costs related to the new Monterrey, Mexico facility and $196,000 of net business realignment costs. The translation of foreign currencies had a $236,000 unfavorable impact on gross profit in the three months ended June 30, 2024.

Selling expenses were $27,770,000 and $24,981,000, or 11.6% and 10.6% of net sales, in the fiscal 2025 and 2024 first quarters, respectively. Selling expenses increased by $909,000 related to the montratec acquisition and $802,000 primarily related to trade show and travel costs including the Company's strategic partner conference that was not held in the prior year. The remaining increase is due to higher employee related costs during the three months ended June 30, 2024. Foreign currency translation had a $99,000 favorable impact on selling expenses in the three months ended June 30, 2024.

General and administrative expenses were $26,447,000 and $27,443,000, or 11.0% and 11.7% of net sales, in the fiscal 2025 and 2024 first quarters, respectively. General and administrative expenses decreased by $2,501,000 related to prior year acquisition deal related costs which did not recur and $1,132,000 of net headquarter realignment costs. Additionally, the Company had lower stock based compensation costs of $622,000 compared to the prior year. These cost decreases were offset by $1,852,000 of start-up costs related to the new Monterrey, Mexico facility and $694,000 from the montratec acquisition. The remaining increase is due to higher employee related costs during the three months ended June 30, 2024. Foreign currency translation had a $40,000 favorable impact on general and administrative expenses in the three months ended June 30, 2024.

Research and development expenses were $6,166,000 and $5,900,000, or 2.6% and 2.5% of net sales, in the fiscal 2025 and 2024 first quarter, respectively. The increase in research and development expenses was due to additional spending to achieve strategic goals related to new product development.

Amortization of intangibles was $7,500,000 and $6,877,000 in the fiscal 2025 and 2024 first quarters, respectively, with the increase related to new intangible assets recorded from the montratec acquisition.

Interest and debt expense was $8,235,000 in the first quarter ended June 30, 2024 compared to $8,625,000 in the first quarter ended June 30, 2023. The decrease is a result of a reduction of the Company's long term debt as a result of accelerated principal payments.

Investment income of $209,000 compared to $543,000 in the first quarter ended June 30, 2024 and June 30, 2023. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax expense as a percentage of income from continuing operations before income tax expense was 28% and 27% in the first quarters ended June 30, 2024 and June 30, 2023, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries. Further, the impact of equity compensation increased the rate by 3 percentage points for the quarter ended June 30, 2024.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $68,623,000 at June 30, 2024, a decrease of $45,753,000 from the March 31, 2024 balance of $114,376,000.

Cash flow from operating activities

Net cash used for operating activities was $10,758,000 for the three months ended June 30, 2024 compared to $17,247,000 for the three months ended June 30, 2023. Net income of $8,629,000 along with non-cash adjustments to net income of $16,868,000 contributed to cash used for operations. The non-cash adjustments included $11,840,000 of depreciation and amortization, $2,584,000 of non-cash lease expense and $1,101,000 of stock-based compensation. Changes in working capital reduced cash from operations by $34,729,000 as a result of an increase of $15,613,000 in inventories, a decrease in accrued expenses of $11,600,000, a decrease of $8,640,000 in trade payables, and an increase in prepaid expenses of $2,222,000 offset by a decrease in trade accounts receivable of $3,346,000. The increase in inventories relates to purchases required for expected future customer demand. The decrease in accrued expenses primarily consists of the fiscal 2024 annual incentive plan payments, which were paid in the quarter ended June 30, 2024 as well as a payment to the former owners of STAHL related to a tax indemnity agreement. Refer to our Fiscal 2024 10-K for further discussion of this tax payment. Cash used for operations also included a decrease of $1,399,000 in other non-current liabilities primarily due to lease payments for the three months ended June 30, 2024.

Cash flow from investing activities

Net cash used for investing activities was $4,041,000 for the three months ended June 30, 2024 compared to $112,684,000 for the three months ended June 30, 2023. The use of cash for the three months ended June 30, 2024 primarily consisted of $4,629,000 in capital expenditures. In the three months ended June 30, 2023, the most significant use of cash in the period related to the Company's purchase of montratec for $107,605,000.

Cash flow from financing activities

Net cash used for financing activities was $30,583,000 for the three months ended June 30, 2024 and net cash provided by financing activities was $103,985,000 for the three months ended June 30, 2023. The most significant uses of cash were for $20,158,000 in debt repayments, a $6,711,000 payment to the former owners of montratec for the contingent consideration agreement (refer to Note 2 for additional information) and a $2,016,000 dividend payment in the quarter. Cash flows from hedging activities related to the Company's cross currency swap are classified as financing activities in the Statement of Cash Flows which resulted in a net cash inflow of $122,000 during the three months ended June 30, 2024. In the three months ended June 30, 2023, the significant source of cash was $120,000,000 in gross proceeds from the issuance of long-term debt, which was used to fund the montratec acquisition.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Credit Revolving Credit Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of June 30, 2024, $51,126,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2024 and June 30, 2023 were $4,629,000 and $5,273,000, respectively. We expect capital expenditure spending in fiscal 2025 to range from $20,000,000 to $30,000,000.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented despite rising inflation due to our ability to pass on rising costs through price increases. In the past we have experienced higher raw material, freight, and logistics costs as a result of the COVID-19 pandemic, which we have been able to recover with pricing actions. In the future, we may not be able to pass on similar cost increases to our customers.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Linear Motion Products reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $303,499,000, and $395,373,000, respectively, as of June 30, 2024.

We currently do not believe that it is more likely than not that the fair value of any of our reporting units is less than its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

Refer to our 2024 10-K for additional information regarding our annual goodwill impairment process.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks as previously disclosed in the 2024 10-K.

Item 4.    Controls and Procedures.

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

There have been no other changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

There have been no material developments from the legal proceedings as previously disclosed in the 2024 10-K for the fiscal year ended March 31, 2024 and the notes to the consolidated financial statements thereto.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the 2024 10-K for the fiscal year ended March 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended June 30, 2024 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)[1]
April 1 - 30, 2024	—	$—	—	$—
May 1 - 31, 2024	—	$—	—	$—
June 1 - 30, 2024	—	$—	—	$—
Total	—	$—	—	$19,000

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of June 30, 2024, approximately $19 million remains available to repurchase shares of common stock under the current share repurchase authorization plan. There were no repurchases made in the quarter ended June 30, 2024.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 10.1*	Columbus McKinnon Corporation Second Amended and Restated 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2024).

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024 formatted in iXBRL.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	July 31, 2024	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)