Form 10-Q
period 2024-12-31
COLUMBUS MCKINNON CORP
filed 2025-02-10
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

The number of shares of common stock outstanding as of February 7, 2025 was: 28,612,530 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended December 31, 2024

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

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$41,224	$114,126
Trade accounts receivable, less allowance for doubtful accounts ($4,830 and $3,827, respectively)	157,038	171,186
Inventories	200,687	186,091
Prepaid expenses and other	41,486	42,752
Total current assets	440,435	514,155
Property, plant, and equipment, net	105,637	106,395
Goodwill	700,550	710,334
Other intangibles, net	358,150	385,634
Marketable securities	10,565	11,447
Deferred taxes on income	1,515	1,797
Other assets	94,048	96,183
Total assets	$1,710,900	$1,825,945

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$73,019	$83,118
Accrued liabilities	93,595	127,973
Current portion of long-term debt and finance lease obligations	50,722	50,670
Total current liabilities	217,336	261,761
Term loan, AR securitization facility and finance lease obligations	435,075	479,566
Other non current liabilities	186,909	202,555
Total liabilities	839,320	943,882
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,609,335 and 28,799,110 shares issued and outstanding	286	288
Treasury stock	(10,945)	(1,001)
Additional paid in capital	532,271	527,125
Retained earnings	388,851	395,328
Accumulated other comprehensive loss	(38,883)	(39,677)
Total shareholders' equity	871,580	882,063
Total liabilities and shareholders' equity	$1,710,900	$1,825,945

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands, except per share data)
Net sales	$234,138	$254,143	$716,138	$748,036
Cost of products sold	152,041	160,246	470,268	467,513
Gross profit	82,097	93,897	245,870	280,523

Selling expenses	27,348	26,552	82,044	78,400
General and administrative expenses	24,233	26,255	74,043	79,407
Research and development expenses	5,325	6,692	17,593	19,134
Amortization of intangibles	7,501	7,486	22,548	21,871
	64,407	66,985	196,228	198,812

Income from operations	17,690	26,912	49,642	81,711
Interest and debt expense	7,698	9,952	24,285	28,788
Investment (income) loss	(54)	(758)	(873)	(1,212)
Foreign currency exchange (gain) loss	3,128	(1,155)	2,730	1,074
Other (income) expense, net	1,029	5,234	25,512	5,840
Income (loss) before income tax expense (benefit)	5,889	13,639	(2,012)	47,221
Income tax expense (benefit)	1,929	3,911	442	12,405
Net income (loss)	$3,960	$9,728	$(2,454)	$34,816

Average basic shares outstanding	28,631	28,744	28,778	28,711
Average diluted shares outstanding	28,888	28,991	28,778	28,979

Basic income (loss) per share:	$0.14	$0.34	$(0.09)	$1.21

Diluted income (loss) per share:	$0.14	$0.34	$(0.09)	$1.20

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)		(In thousands)
Net income (loss)	$3,960	$9,728	$(2,454)	$34,816
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24,665)	13,339	(15,348)	6,557
Change in derivatives qualifying as hedges, net of taxes of $(160), $1,350, $1,259, $1,260	531	(4,206)	(3,816)	(3,930)
Change in pension liability and postretirement obligation, net of taxes of $7, $(1,511), $(5,273), $(1,489)	(47)	4,595	19,958	4,429
Total other comprehensive income (loss)	(24,181)	13,728	794	7,056
Comprehensive income (loss)	$(20,221)	$23,456	$(1,660)	$41,872

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2024	$288	$(1,001)	$527,125	$395,328	$(39,677)	$882,063
Net income (loss)	—	—	—	8,629	—	8,629
Change in foreign currency translation adjustment	—	—	—	—	(3,420)	(3,420)
Change in derivatives qualifying as hedges, net of tax of $283	—	—	—	—	(885)	(885)
Change in pension liability and postretirement obligations, net of tax of $10	—	—	—	—	(31)	(31)
Stock options exercised, 2,052 shares	—	—	64	—	—	64
Stock compensation expense	—	—	1,101	—	—	1,101
Restricted stock units released, 65,071 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,716)	—	—	(1,715)
Balance at June 30, 2024	$289	$(1,001)	$526,574	$403,957	$(44,013)	$885,806
Net income (loss)	—	—	—	(15,043)	—	(15,043)
Dividends declared	—	—	—	(2,022)	—	(2,022)
Change in foreign currency translation adjustment	—	—	—	—	12,737	12,737
Change in derivatives qualifying as hedges, net of tax of $1,136	—	—	—	—	(3,462)	(3,462)
Change in pension liability and postretirement obligations, net of tax of $(5,291)	—	—	—	—	20,036	20,036
Stock compensation - directors	—	—	529	—	—	529
Stock options exercised, 711 shares	—	—	23	—	—	23
Stock compensation expense	—	—	2,545	—	—	2,545
Repurchase of Treasury Shares, (143,734) shares	—	(4,945)	—	—	—	(4,945)
Restricted stock units released, 22,723 shares, net of shares withheld for minimum statutory tax obligation	(2)	—	(72)	—	—	(74)
Balance at September 30, 2024	$287	$(5,946)	$529,599	$386,892	$(14,702)	$896,130
Net income	—	—	—	3,960	—	3,960
Dividends declared	—	—	—	(2,001)	—	(2,001)
Change in foreign currency translation adjustment	—	—	—	—	(24,665)	(24,665)
Change in derivatives qualifying as hedges, net of tax of $(160)	—	—	—	—	531	531
Change in pension liability and postretirement obligations, net of tax of $7	—	—	—	—	(47)	(47)
Stock compensation - directors	—	—	264	—	—	264
Stock options exercised, 9,705 shares	—	—	279	—	—	279
Stock compensation expense	—	—	2,238	—	—	2,238
Treasury Stock Purchase, (148,916) shares	(1)	(4,999)	—	—	—	(5,000)
Restricted stock units released, 2,613 shares, net of shares withheld for minimum statutory tax obligation	—	—	(109)	—	—	(109)
Balance at December 31, 2024	$286	$(10,945)	$532,271	$388,851	$(38,883)	$871,580

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2023	$286	$(1,001)	$515,797	$356,758	$(38,043)	$833,797
Net income (loss)	—	—	—	9,275	—	9,275
Change in foreign currency translation adjustment	—	—	—	—	2,901	2,901
Change in derivatives qualifying as hedges, net of tax of $(176)	—	—	—	—	541	541
Change in pension liability and postretirement obligations, net of tax of $(5)	—	—	—	—	42	42
Stock options exercised, 8,485 shares	—	—	225	—	—	225
Stock compensation expense	—	—	1,981	—	—	1,981
Restricted stock units released, 87,496 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,806)	—	—	(1,805)
Balance at June 30, 2023	$287	$(1,001)	$516,197	$366,033	$(34,559)	$846,957
Net income (loss)	—	—	—	15,813	—	15,813
Dividends declared	—	—	—	(2,012)	—	(2,012)
Change in foreign currency translation adjustment	—	—	—	—	(9,683)	(9,683)
Change in derivatives qualifying as hedges, net of tax of $86	—	—	—	—	(265)	(265)
Change in pension liability and postretirement obligations, net of tax of $27	—	—	—	—	(208)	(208)
Stock compensation - directors	—	—	587	—	—	587
Stock options exercised, 9,556 shares	—	—	265	—	—	265
Stock compensation expense	—	—	2,696	—	—	2,696
Restricted stock units released, 19,653 shares, net of shares withheld for minimum statutory tax obligation	—	—	(152)	—	—	(152)
Balance at September 30, 2023	$287	$(1,001)	$519,593	$379,834	$(44,715)	$853,998
Net income (loss)	—	—	—	9,728	—	9,728
Dividends declared	—	—	—	(2,012)	—	(2,012)
Change in foreign currency translation adjustment	—	—	—	—	13,339	13,339
Change in derivatives qualifying as hedges, net of tax of $1,350	—	—	—	—	(4,206)	(4,206)
Change in pension liability and postretirement obligations, net of tax of $(1,511)	—	—	—	—	4,595	4,595
Stock compensation - directors	—	—	293	—	—	293
Stock options exercised, 2,900 shares	—	—	66	—	—	66
Stock compensation expense	—	—	2,916	—	—	2,916
Restricted stock units released, 15,840 shares, net of shares withheld for minimum statutory tax obligation	1	—	(281)	—	—	(280)
Balance at December 31, 2023	$288	$(1,001)	$522,587	$387,550	$(30,987)	$878,437

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(2,454)	$34,816
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	36,230	34,052
Deferred income taxes and related valuation allowance	(15,089)	(6,495)
Net loss (gain) on sale of real estate, investments and other	(617)	(967)
Non-cash pension settlement (See Note 10)	23,634	4,599
Stock-based compensation	6,677	8,473
Amortization of deferred financing costs	1,865	1,728
Impairment of operating lease	3,268	—
Loss (gain) on hedging instruments	(321)	1,193
Loss (gain) on disposal of Fixed Assets	394	—
Non-cash lease expense	7,657	7,080
Changes in operating assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	10,255	(14,911)
Inventories	(18,894)	(17,764)
Prepaid expenses and other	(14,565)	(2,897)
Other assets	486	(859)
Trade accounts payable	(8,061)	(1,387)
Accrued liabilities	(15,240)	(7,236)
Non-current liabilities	(5,225)	(10,834)
Net cash provided by (used for) operating activities	10,000	28,591

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	4,301	1,101
Purchases of marketable securities	(3,257)	(2,731)
Capital expenditures	(15,266)	(16,334)
Dividend received from equity method investment	—	144
Purchase of businesses, net of cash acquired (See Note 2)	—	(108,145)
Net cash provided by (used for) investing activities	(14,222)	(125,965)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	364	556
Purchases of treasury stock	(9,945)	—
Repayment of debt	(45,495)	(40,447)
Proceeds from issuance of long-term debt	—	120,000
Fees paid for borrowings on long-term debt	—	(2,859)
Payment to former owners of montratec (see Note 2)	(6,711)	—
Fees paid for debt repricing	(169)	—
Cash inflows from hedging activities	17,753	18,088
Cash outflows from hedging activities	(17,360)	(19,303)
Payment of dividends	(6,039)	(6,027)
Other	(1,897)	(2,237)
Net cash provided by (used for) financing activities	(69,499)	67,771
Effect of exchange rate changes on cash	819	(628)
Net change in cash and cash equivalents	(72,902)	(30,231)
Cash, cash equivalents, and restricted cash at beginning of year	114,376	133,426
Cash, cash equivalents, and restricted cash at end of period	$41,474	$103,195

Supplementary cash flow data:
Interest paid	$22,511	$25,332
Income taxes paid, net of refunds	$16,752	$21,561
Property, plant and equipment purchases included in trade accounts payable	$73	$135
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2024

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at December 31, 2024, the results of its operations for the three and nine months ended December 31, 2024 and December 31, 2023, and cash flows for the nine months ended December 31, 2024 and December 31, 2023, have been included. Results for the period ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The balance sheet at March 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three and nine months ended December 31, 2024, sales to customers in the United States were approximately 55% and 56% of total net sales.
2.    Acquisitions & Disposals

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec") for $115,721,000 including $7,576,000 in cash acquired, a $540,000 working capital settlement, and a contingent payment of $6,680,000 that was earned based on montratec achieving a certain EBITDA level for the twelve-month period ended December 31, 2023. During the nine months ended December 31, 2024, the Company paid the contingent payment of $6,711,000 to montratec's previous owners. The difference between the originally recorded liability of $6,680,000 and the amount paid is the result of a change in the foreign currency rate at the time of payment as compared to the opening balance sheet rate. The Company initially financed the acquisition by borrowing $117,000,000 on its Amended and Restated Revolving Credit Facility, but later repaid the amount borrowed under the Amended and Restated Revolving Credit Facility by borrowing an additional $120,000,000. Utilizing the Accordion feature under the Company's existing Term Loan B facility ("Term Loan B"), the Company borrowed $75,000,000 and another $45,000,000 was borrowed through a new credit agreement secured by its U.S. accounts receivable balances. Refer to Note 9 for additional details on the Company's debt agreements.

montratec is a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec's product offerings complement the Company's previous acquisitions of both Dorner Mfg. Corp. ("Dorner") and Garvey Corporation ("Garvey"), and furthers the Company's shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. montratec's results have been included in the Company's results of operations from the acquisition date and the Company incurred $113,000 and $3,208,000 of acquisition and deal related costs classified as part of General and administrative expenses in the three and nine months ended December 31, 2023, respectively.

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

On July 31, 2024 the Company announced that it would relocate its North American linear motion operations from Charlotte, North Carolina ("Charlotte Manufacturing Operations") to its manufacturing facility in Monterrey, Mexico. The Company recorded $3,567,000 in fixed asset impairment costs and inventory obsolescence, $3,268,000 in Right of Use lease asset impairment costs and $1,093,000 in employee related severance and retention costs during the nine months ended December 31, 2024, and immaterial costs were incurred during the three months ended December 31, 2024 in the Condensed Consolidated Statements of Operations. In total, $7,855,000 of these costs were included in Cost of products sold, $22,000 were included in Selling expenses, and $51,000 were included in General and administrative expenses.

On February 5, 2025, the Company announced that it would be relocating one of its Precision Conveyance businesses in the U.S. into a sole manufacturing facility in Hartland, Wisconsin. Further, the Company will also be consolidating its LATAM Precision Conveyance Business into to its manufacturing facilities in both Hartland, Wisconsin and Monterrey, Mexico. The Company expects to incur approximately $1,500,000 to $2,500,000 in asset related impairment costs, $700,000 to $1,000,000 in employee related severance and retention costs, and up to $1,000,000 in other costs.

On February 10, 2025, the Company announced entry into a definitive purchase agreement under which the Company will acquire Kito Crosby Limited (“Kito Crosby”) from leading global investment firm KKR in an all-cash transaction valued at $2,700,000,000 subject to customary post-closing purchase price adjustments and regulatory approval. Kito Crosby is a global leader in lifting solutions with multiple manufacturing assembly plants and nearly 4,000 employees serving over 50 countries. In 2024, Kito Crosby generated approximately $1,100,000,000 in revenue through its extensive global channel partner network. Together the combined company will be a leader in material handling solutions with greater scale and a strong presence in attractive verticals and target geographies, delivering exceptional innovation and products to customers.

The transaction has been approved by the Board of Directors of Columbus McKinnon. Columbus McKinnon intends to fund the acquisition through a combination of committed debt financing of $2,600,000,000 from J.P. Morgan Securities, LLC and a $800,000,000 of perpetual convertible preferred equity investment from Clayton, Dubliner & Rice (“CD&R”). Terms of the CD&R investment include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and a conversion price of $37.68, resulting in CD&R as-converted ownership of approximately 40% of the Company following completion of the transaction. CD&R has agreed to a customary lock-up on its shares.

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

The following table illustrates the balance and related activity for customer advances in the nine months ended December 31, 2024 and December 31, 2023 (in thousands):

Customer advances (contract liabilities)	December 31, 2024	December 31, 2023
March 31, beginning balance	$16,588	$27,003
Additional customer advances received	30,905	69,188
Revenue recognized from customer advances included in beginning of period	(16,588)	(27,003)
Other revenue recognized from customer advances	(14,989)	(47,055)
Customer advances recorded from acquisitions	—	3,866
Other (1)	(411)	284
December 31, ending balance	$15,505	$26,283
    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $13,924,000 and $2,541,000 as of December 31, 2024 and March 31, 2024, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $45,223,000. We expect to recognize approximately 60% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.
The following table illustrates the disaggregation of revenue by product grouping for the three and nine months ended December 31, 2024 and December 31, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales by Product Grouping	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Industrial Products	$77,608	$83,033	$242,777	$253,925
Crane Solutions	98,856	103,775	299,057	303,746
Engineered Products	20,648	22,710	62,221	70,895
Precision Conveyor Products	36,998	44,588	111,967	119,379
All other	28	37	116	91
Total	$234,138	$254,143	$716,138	$748,036

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts as of December 31, 2024 and December 31, 2023 that is deducted from accounts receivable to present the net amount expected to be collected (in thousands):

Allowance for doubtful accounts	December 31, 2024	December 31, 2023
March 31, beginning balance	$3,827	$3,620
Bad debt expense	3,020	2,727
Less uncollectible accounts written off, net of recoveries	(1,883)	(2,490)
Allowance recorded from acquisitions	—	64
Other (1)	(134)	34
December 31, ending balance	$4,830	$3,955
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

The following tables provide information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,565	$10,565	$—	$—
Annuity contract	1,217	—	1,217	—
Terminated pension plan assets	6,733	6,733
Derivative Assets (Liabilities):
Foreign exchange contracts	(236)	—	(236)	—
Interest rate swap	2,141	—	2,141	—
Cross currency swap	717	—	717	—

Disclosed at fair value:
Term Loan B	$(445,879)	$—	$(445,879)	$—
AR Securitization Facility	$(35,000)	$—	$(35,000)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$11,447	$11,447	$—	$—
Annuity contract	1,390	—	1,390	—
Derivative assets (liabilities):
Foreign exchange contracts	(77)	—	(77)	—
Interest rate swap	7,122	—	7,122	—
Cross currency swap	(2,342)	—	(2,342)	—

Disclosed at fair value:			—
Term Loan B	$(479,351)	$—	$(479,351)	$—
AR Securitization Facility	$(45,000)	$—	$(45,000)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2024, the Term Loan B has been recorded at carrying value, which approximates fair value. In fiscal 2024, the Company borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The balance of the AR Securitization Facility is $35,000,000 at December 31, 2024. The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.

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

There were no assets and liabilities preliminarily recorded at fair value on a non-recurring basis during the nine months ended December 31, 2024.

Refer to the 2024 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2024 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
At cost - FIFO basis:
Raw materials	$167,758	$151,031
Work-in-process	26,271	26,669
Finished goods	39,409	40,554
Total at cost FIFO basis	233,438	218,254
LIFO cost less than FIFO cost	(32,751)	(32,163)
Net inventories	$200,687	$186,091

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a loss of $349,000 and a gain of $660,000 in the three months ended December 31, 2024 and December 31, 2023, respectively, and a loss of $113,000 and a gain of $390,000 in the nine months ended December 31, 2024 and December 31, 2023, respectively.

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

Net realized gains related to sales of marketable securities were $217,000 in the three months ended December 31, 2024 and $275,000 in the nine months ended December 31, 2024 and were not material in the three and nine months ended December 31, 2023.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of Stahl Cranesystems GmbH ("STAHL") serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $3,676,000 and $3,377,000 at December 31, 2024 and March 31, 2024, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $99,000 and $5,000 in the three months ended December 31, 2024 and December 31, 2023, respectively, and increased by $436,000 and $589,000 in the nine months ended December 31, 2024 and December 31, 2023, respectively, recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. The December 31, 2024 and March 31, 2024 trade accounts receivable balances due from EMC were $9,500,000 and $10,300,000, respectively, and are comprised of amounts due from the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of December 31, 2024 and March 31, 2024. The Linear Motion Products reporting unit (formerly referred to as Duff-Norton) (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at December 31, 2024 and March 31, 2024. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $297,709,000 and $304,760,000 at December 31, 2024 and March 31, 2024, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $393,142,000 and $395,875,000 at December 31, 2024 and March 31, 2024, respectively. The goodwill associated with the fiscal 2024 acquisition of montratec, as described in Note 2, is included in the Precision Conveyance reporting unit.

Refer to the 2024 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the nine months ended December 31, 2024.

A summary of changes in goodwill during the nine months ended December 31, 2024 is as follows (in thousands):

Balance at April 1, 2024	$710,334
Currency translation	(9,784)
Balance at December 31, 2024	$700,550
Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of December 31, 2024 and March 31, 2024, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,445	$(8,982)	$13,463	$22,404	$(7,903)	$14,501
Indefinite lived trademark	45,504	—	45,504	46,254	—	46,254
Customer relationships	348,696	(121,428)	227,268	355,489	(108,688)	246,801
Acquired technology	111,698	(40,579)	71,119	112,467	(35,152)	77,315
Other	3,915	(3,119)	796	3,748	(2,985)	763
Total	$532,258	$(174,108)	$358,150	$540,362	$(154,728)	$385,634

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 6 years for other, and 16 years in total. Trademarks with a carrying value of $45,504,000 as of December 31, 2024 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $7,501,000 and $7,486,000 for the three months ended December 31, 2024 and 2023, respectively. Total amortization expense was $22,548,000 and $21,871,000 for the nine months ended December 31, 2024 and 2023, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $30,000,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2024, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2024, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2024 fair values reflected in the table below. During the nine months ended December 31, 2024, the Company was not in default of any of its derivative obligations.

As of December 31, 2024, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of December 31, 2024, the notional amount of this derivative is $77,508,000, and this contract matures on March 31, 2028. From its December 31, 2024 balance of AOCL, the Company expects to reclassify approximately $713,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of December 31, 2024, the notional amount of those derivatives was $6,341,000, and all contracts mature by September 30, 2025. From its December 31, 2024 balance of AOCL, the Company expects to reclassify approximately $42,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's policy is to maintain a capital structure that is comprised of 50-70% of fixed rate long-term debt and 30-50% of variable rate long-term debt. The Company has three outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The Company's third and most recent interest rate swap with a notional amount of $75,000,000 was entered into during the three months ended September 30, 2024. After entry into this swap, the Company's percentage of fixed rate long-term debt exceeds the Company's policy described above at December 31, 2024, however, with one swap maturing later this fiscal year, the Company expects to be back in compliance with its policy at March 31, 2025. The three interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the variable interest rate of the Company's variable interest debt. The interest rate swaps mature on February 14, 2025, September 4, 2027 and April 30, 2028, and collectively have a total notional amount of $401,067,000 as of December 31, 2024. The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its December 31, 2024 balance of AOCL, the Company expects to reclassify approximately $1,051,000 of AOCL into interest and debt expense during the next 12 months.

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2024	Foreign exchange contracts	$(111)	Cost of products sold	$4
December 31, 2024	Interest rate swaps	3,517	Interest expense	2,048
December 31, 2024	Cross currency swaps	3,525	Foreign currency exchange (gain) loss	4,348

December 31, 2023	Foreign exchange contracts	(31)	Cost of products sold	(22)
December 31, 2023	Interest rate swap	(1,958)	Interest expense	(2,566)
December 31, 2023	Cross currency swaps	(2,921)	Foreign currency exchange (gain) loss	(3,248)

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2024 and 2023 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2024	Foreign exchange contracts	$(14)	Cost of products sold	$(43)
December 31, 2024	Interest rate swaps	3,289	Interest expense	7,033
December 31, 2024	Cross currency swaps	2,328	Foreign currency exchange (gain) loss	2,429

December 31, 2023	Foreign exchange contracts	(211)	Cost of products sold	(75)
December 31, 2023	Interest rate swap	4,131	Interest expense	7,424
December 31, 2023	Cross currency swaps	(1,701)	Foreign currency exchange (gain) loss	(1,200)

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2024	March 31, 2024
Foreign exchange contracts	Prepaid expenses and other	$79	$56
Foreign exchange contracts	Accrued liabilities	(315)	(133)
Interest rate swap	Prepaid expenses and other	1,395	7,503
Interest rate swap	Other assets	746	—
Interest rate swap	Other non current liabilities	—	(381)
Cross currency swap	Prepaid expenses and other	961	199
Cross currency swap	Other non current liabilities	(244)	(2,541)
9.    Debt

During fiscal 2024, the Company amended its credit agreement (the "Amended and Restated Revolving Credit Facility") increasing the size of the revolving credit facility by $75,000,000 to a total of $175,000,000. The Company borrowed against the Amended and Restated Revolving Credit Facility in May of fiscal 2024 to initially fund the montratec acquisition as described in Note 2. The Company subsequently borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B to increase the principal amount of the Term Loan B by $75,000,000. The Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The U.S. accounts receivable balances which secure the AR Securitization Facility total $73,473,000 as of December 31, 2024. The Company used the proceeds from the $75,000,000 Accordion borrowing and the $45,000,000 AR Securitization Facility to fully repay borrowings on the Amended and Restated Revolving Credit Facility prior to June 30, 2023.

As of December 31, 2024, there have been no amortization events triggered in the AR Securitization Facility. The Company voluntarily paid down $10,000,000 on the AR Securitization Facility during the three months ended December 31, 2024. The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12-months. As such, the Company has classified the full $35,000,000 outstanding borrowings under the AR Securitization Facility as long-term debt at December 31, 2024.

The outstanding principal balance of the Term Loan B was $442,560,000 as of December 31, 2024. The Company made $35,000,000 in principal payments on the Term Loan B during the nine months ended December 31, 2024 of which $3,732,000 was required. The Company is obligated to make $4,976,000 of principal payments on the Term Loan B over the next 12 months plus applicable Excess Cash Flow payments, if required, however, plans to pay down approximately $50,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet with the remaining balance recorded as long-term debt. Refer to the 2024 10-K for further details on the Company's Term Loan B.

There were no outstanding borrowings and $15,440,000 in outstanding letters of credit issued against the Amended and Restated Revolving Credit Facility as of December 31, 2024.  The outstanding letters of credit as of December 31, 2024 consisted of $15,440,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B was $7,845,000 as of December 31, 2024 and March 31, 2024. The accumulated amortization balances were $3,894,000 and $2,971,000 as of December 31, 2024 and March 31, 2024, respectively. The gross balance of deferred financing costs associated with the AR Securitization Facility was $536,000 with an accumulated amortization balance of $283,000 and $149,000 as of December 31, 2024 and March 31, 2024, respectively.

The gross balance of deferred financing costs associated with the Amended and Restated Revolving Credit Facility is $4,828,000 as of December 31, 2024 and March 31, 2024, which is included in Other assets on the Condensed Consolidated Balance Sheet. The accumulated amortization balances were $3,464,000 and $2,655,000 as of December 31, 2024 and March 31, 2024, respectively.

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $12,442,000 as of December 31, 2024 of which $722,000 has been recorded within the Current portion of long-term debt and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2024, unsecured credit lines totaled approximately $2,278,000, of which nothing was drawn. In addition, unsecured lines of $12,898,000 were available for bank guarantees issued in the normal course of business of which $8,243,000 was utilized as of December 31, 2024.

Refer to the Company’s consolidated financial statements included in the 2024 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Service costs	$102	$136	$349	$389
Interest cost	1,703	3,419	7,917	10,351
Expected return on plan assets	(1,176)	(2,867)	(6,169)	(8,759)
Net amortization	1	62	483	266
Settlement	433	4,639	23,634	4,720
Net periodic pension (benefit) cost	$1,063	$5,389	$26,214	$6,967

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations.

During fiscal year 2024, the Company began the process to terminate one of its U.S. pension plans. Lump sum payments were made to eligible participants who elected to receive them in the third and fourth quarter of fiscal year 2024 resulting in settlement charges which were disclosed in the 2024 10-K. On September 30, 2024, the Company purchased annuity contracts to settle the remaining liabilities of the terminated plan. The annuity contract purchase resulted in a non cash settlement charge of $23,634,000 during the nine months ended December 31, 2024 and $433,000 of non cash settlement charges in the three months ended December 31, 2024, which was recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The remaining surplus of the terminated plan of $6,733,000 will be used to fund certain obligations associated with the Company's U.S. defined contribution plans.

The Company currently plans to contribute approximately $5,183,000 to its pension plans in fiscal 2025.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2024 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Numerator for basic and diluted earnings per share:
Net income (loss)	$3,960	$9,728	$(2,454)	$34,816

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,631	28,744	28,778	28,711
Effect of dilutive employee stock options and other share-based awards	257	247	—	268
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,888	28,991	28,778	28,979

Stock options with respect to 578,000 common shares for the three months ended December 31, 2024 and 824,000 and 744,000 common shares for the three and nine months ended December 31, 2023, respectively, were not included in the computation of diluted income per share because they were antidilutive. Contingently issuable common shares of 244,000 for the three months ended December 31, 2024 and 165,000 for the three and nine months ended December 31, 2023, respectively, were not included in the computation of diluted income per share because a performance condition had not yet been met.

Stock options, restricted stock units, and performance shares with respect to 1,777,000 common shares for the nine months ended December 31, 2024 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss.

The Company grants share based compensation to eligible participants under the Columbus McKinnon Corporation 2016 Long Term Incentive Plan, as Amended and Restated in June 2019 and July 2024 ("2016 LTIP").  The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP were increased by 2,500,000 as a result of the June 2019 amendment and restatement. In July of fiscal 2025, the 2016 LTIP was amended and restated a second time, which increased the total number of shares of common stock that may be granted under the 2016 LTIP by an additional 2,800,000 shares.

During the nine months ended December 31, 2024, the Company repurchased 293,000 shares of its common stock at an aggregate cost of $9,945,000 in accordance with the Company's previously adopted share repurchase program. The value of the shares purchased are reflected as Treasury stock on the Company's Condensed Consolidated Balance Sheet as of December 31, 2024.

During the first nine months of fiscal 2025, there were 12,000 shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2024, 146,000 shares of restricted stock units vested and were issued.

On January 21, 2025, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on February 18, 2025 to shareholders of record on February 7, 2025. The dividend payment is expected to be approximately $2,005,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $19,841,000 (gross of estimated insurance recoveries of $7,052,000) as of December 31, 2024, of which $15,441,000 is included in Other non current liabilities and $4,400,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	December 31, 2024	March 31, 2024
Accrued general and product liability, beginning of period	$19,988	$21,103
Estimated insurance recoveries	(585)	(634)
Add provision for claims	2,800	2,226
Deduct payments for claims	(2,362)	(2,707)
Accrued general and product liability, end of period	$19,841	$19,988

Estimated insurance recoveries	(7,052)	(7,637)
Net accrued general and product liability, end of period	$12,789	$12,351

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $4,300,000 and $7,900,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from December 31, 2024. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $6,031,000. The Company has reflected the liability gross of insurance recoveries of $7,052,000 as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2024. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,600,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of December 31, 2024 and March 31, 2024. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at December 31, 2024 in the amount of $7,052,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek"), has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $1,085,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at December 31, 2024.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,673,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2024. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of fiscal 2025, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company plans to appeal and, along with its attorneys believes it will be successful in overturning this verdict and that payment of the damages is not probable. As such, the Company has not accrued the damages as a liability in the Condensed Consolidated Balance Sheet at December 31, 2024.

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

The tax authority in Arezzo, Italy also issued a tax inspection report in January 2011 for the periods July 2002 to June 2003 (fiscal period 2002/2003) and July 2004 to December 2006 (fiscal periods 2004/2005 and 2005/2006) claiming that the Power-One China Subsidiary failed to file Italian tax returns for the reported periods. In August 2012, the tax authority in Arezzo, Italy issued four notices of tax assessment for the periods July 2002 to June 2003 and July 2004 to December 2006, alleging that taxes of approximately $6,900,000 (Euro 6,700,000) were due in Italy on taxable income earned by the Power-One China Subsidiary together with an allegation of potential penalties in the amount of approximately $2,900,000 (Euro 2,800,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax returns.

On June 3, 2015, the Tax Court, ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed appeals of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeals of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. In December 2016, the Power-One China Subsidiary was served by the Italian Revenue Agency with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In February 2017 the Power-One China Subsidiary filed two memorandums before the Italian Supreme Court in response to the appeals made by the tax authority against the positive judgments on the tax assessments for fiscal years 2004/2005 and 2005/2006.

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

Magnetek intends to continue to vigorously defend against Monsanto’s action. The Company cannot reasonably estimate a potential range of loss with respect to Monsanto’s tender because there is insufficient information regarding the underlying matters.  Management believes, however, that the potential additional legal costs related to such matters will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

For all of the currently known environmental matters, the Company has accrued as of December 31, 2024 a total of $788,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2025.

13.    Income Taxes

The Company recorded an income tax expense of $1,929,000 and $442,000 for the three and nine months ended December 31, 2024, respectively, and income tax expense of $3,911,000 and $12,405,000 for the three and nine months ended December 31, 2023, respectively. Income tax as a percentage of pre-tax income was 33% in the three months ended December 31, 2024 and (22)% in the nine months ended December 31, 2024. Income tax as a percentage of pre-tax income was 29% and 26% in the three and nine months ended December 31, 2023, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries. Additionally, during the three and nine months ended December 31, 2024, income tax when reflected as a percentage of Income (Loss) was impacted by immaterial discrete items.

The Company estimates that the effective tax rate related to continuing operations will be approximately 29% for fiscal 2025 which includes 3 percentage points related to the pension settlement expense recorded in fiscal 2025.

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

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and nine months ended December 31, 2024 are as follows (in thousands):

	Three months ended December 31, 2024
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$9,309	$(23,468)	$(543)	$(14,702)
Other comprehensive income (loss) before reclassification	(341)	(24,665)	6,931	(18,075)
Amounts reclassified from other comprehensive loss	294	—	(6,400)	(6,106)
Net current period other comprehensive income (loss)	(47)	(24,665)	531	(24,181)
Ending balance net of tax	$9,262	$(48,133)	$(12)	$(38,883)

	Nine Months Ended December 31, 2024
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(10,696)	$(32,785)	$3,804	$(39,677)
Other comprehensive income (loss) before reclassification	1,902	(15,348)	5,603	(7,843)
Amounts reclassified from other comprehensive loss	18,056	—	(9,419)	8,637
Net current period other comprehensive income (loss)	19,958	(15,348)	(3,816)	794
Ending balance net of tax	$9,262	$(48,133)	$(12)	$(38,883)

Details of amounts reclassified out of AOCL for the three months ended December 31, 2024 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$388
	388	Total before tax
	(94)	Tax (benefit) expense
	$294	Net of tax

Change in derivatives qualifying as hedges
	$(5)	Cost of products sold
	(2,740)	Interest expense
	(5,817)	Foreign currency
	(8,562)	Total before tax
	2,162	Tax (benefit) expense
	$(6,400)	Net of tax

Details of amounts reclassified out of AOCL for the nine months ended December 31, 2024 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$23,978
	23,978	Total before tax
	(5,922)	Tax (benefit) expense
	$18,056	Net of tax

Change in derivatives qualifying as hedges
	$58	Cost of products sold
	(9,410)	Interest expense
	(3,250)	Foreign currency
	(12,602)	Total before tax
	3,183	Tax (benefit) expense
	$(9,419)	Net of tax

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

As described in Note 2, the Company relocated its Charlotte Manufacturing Operations to its manufacturing facility in Monterrey, Mexico during the quarter ended September 30, 2024. As a result, the Charlotte Manufacturing Operation's related right of use asset has been impaired resulting in an expense $3,268,000 recorded within Cost of products sold on the Company's Condensed Consolidated Statement of Operations for the nine months ended December 31, 2024.

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2024	March 31, 2024
Operating leases:
Other assets	$62,037	$65,584

Accrued liabilities	9,290	8,723
Other non current liabilities	61,799	60,666
Total operating liabilities	$71,089	$69,389

Finance lease:
Net property, plant, and equipment	$10,845	$11,596

Current portion of long-term debt and finance lease obligation	722	670
Term loan, AR securitization facility and finance lease obligations	11,720	12,267
Total finance liabilities	$12,442	$12,937

Operating lease expense of $3,593,000 and $10,963,000 and $3,216,000 and $9,429,000 for the three and nine months ended December 31, 2024 and December 31, 2023, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and nine months ended December 31, 2024 and December 31, 2023, respectively. Finance lease expense of $250,000 and $751,000 for the three and nine months ended December 31, 2024 and December 31, 2023, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $142,000 and $430,000 and $149,000 and $451,000 is included the Company's Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and December 31, 2023, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$9,033	$7,771
Cash paid for amounts included in the measurement of finance lease liabilities	$925	$898
ROU assets obtained in exchange for new operating lease liabilities	$7,995	$17,442

16.    Effects of New Accounting Pronouncements

Topics Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU will improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses commonly presented within the expense caption on the Company's Statement of Operations. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company believes the adoption of this standard will result in additional disclosures, but will not have an overall material impact to the financial statements.

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

Our revenue base is geographically diverse with approximately 44% of net sales derived from customers outside the U.S. for the nine months ended December 31, 2024. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Results of Operations

Three months ended December 31, 2024 and December 31, 2023

Net sales in the three months ended December 31, 2024 were $234,138,000, a decrease of $20,005,000 or 7.9% from the three months ended December 31, 2023 net sales of $254,143,000. Net sales were positively impacted by $2,333,000 due to price increases, offset by $21,295,000 of unfavorable sales volume. Foreign currency translation unfavorably impacted sales by $1,043,000 for the three months ended December 31, 2024.

Gross profit in the three months ended December 31, 2024 was $82,097,000, a decrease of $11,800,000 or 12.6% from the three months ended December 31, 2023 gross profit of $93,897,000. Gross profit margin was 35.1% in the fiscal 2025 third quarter compared to 36.9% in the fiscal 2024 third quarter. The decrease in gross profit was due to start-up costs totaling $2,603,000 related to the Monterrey, Mexico facility, $9,863,000 of lower gross profit due to lower sales volumes, and $1,999,000 due to higher product liability expenses. In addition, we incurred costs of $556,000 related to factory and warehouse consolidation activities and $376,000 of net business realignment costs. These were offset by $3,937,000 of price increases net of material inflation and other manufacturing costs changes. The translation of foreign currencies had an unfavorable impact on gross profit of $340,000 during in the three months ended December 31, 2024.

Selling expenses were $27,348,000 and $26,552,000, or 11.7% and 10.4% of net sales, in the fiscal 2025 and 2024 third quarters, respectively. The increase in selling expenses is primarily due to an increase in employee related costs of $728,000. Foreign currency translation had a $95,000 favorable impact on selling expenses in the three months ended December 31, 2024.

General and administrative expenses were $24,233,000 and $26,255,000, or 10.3% of net sales, in both the three months ended December 31, 2024 and 2023, respectively. General and administrative expenses decreased due to lower incentive-based compensation of $2,178,000 and stock based compensation of $660,000 compared to the prior year. This was offset by $1,299,000 of expense to record a reserve against an accounts receivable balance for a customer who declared bankruptcy in January of 2025. Foreign currency translation had a favorable impact of $442,000 on general and administrative expenses in the three months ended December 31, 2024.

Research and development expenses were $5,325,000 and $6,692,000, or 2.3% of net sales, in both the fiscal 2025 and 2024 third quarters.

Amortization of intangibles was $7,501,000 and $7,486,000 in the fiscal 2025 and 2024 third quarters, respectively, with the fluctuations related to foreign currency during the respective periods.

Interest and debt expense was $7,698,000 in the third quarter ended December 31, 2024 compared to $9,952,000 in the third quarter ended December 31, 2023. The decrease is a result of a reduction of the Company's long term debt as a result of accelerated principal payments and declining interest rates.

Investment income was $54,000 in the third quarter ended December 31, 2024 compared to $758,000 in the third quarter ended and December 31, 2023. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Other expense was $1,029,000 in the third quarter ended December 31, 2024 compared to $5,234,000 in the third quarter ended December 31, 2023. The decrease was due to a lump sum settlement charge of $4,599,000 incurred in the third quarter of fiscal 2024 associated with the process to terminate one of the Company's U.S. pension plans. The plan termination was completed in the second quarter of fiscal 2025. The Company incurred an additional non-cash settlement charge of $433,000 in the three months ended December 31, 2024, as described in Note 10 related to the termination of this same plan.

Income tax as a percentage of the pre-tax loss was 33% and income tax as a percentage of the pre-tax income was 29% in the third quarters ended December 31, 2024 and December 31, 2023, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

Nine Months Ended December 31, 2024 and December 31, 2023

Net sales in the nine months ended December 31, 2024 were $716,138,000, a decrease of $31,898,000 or 4.3% from the nine months ended December 31, 2023 net sales of $748,036,000. Net sales were positively impacted by $9,674,000 due to price increases, $2,655,000 of revenue from the montratec acquisition, offset by $42,838,000 of unfavorable sales volume. Foreign currency translation unfavorably impacted sales by $1,389,000 for the nine months ended December 31, 2024.

Gross profit in the nine months ended December 31, 2024 was $245,870,000, a decrease of $34,653,000 or 12.4% from the nine months ended December 31, 2023 gross profit of $280,523,000. Gross profit margin was 34.3% compared to 37.5% in the nine months ended December 31, 2024 and 2023. The decrease in gross profit was due to start-up costs totaling $6,413,000 related to the Monterrey, Mexico facility, $11,319,000 of asset impairment and other costs primarily related to the closure of our Charlotte Manufacturing Operations, $21,968,000 due to lower sales volume, $1,999,000 due to higher product liability expenses, $648,000 of net business realignment costs, and $171,000 of additional costs due to Hurricane Helene's impact on one of our facilities. These decreases were offset by $7,475,000 of price increases net of material inflation and other manufacturing costs changes and $799,000 as a result of the acquisition of montratec. The translation of foreign currencies had a $409,000 unfavorable impact on gross profit in the nine months ended December 31, 2024.

Selling expenses were $82,044,000 and $78,400,000, or 11.5% and 10.5% of net sales, in the nine months ended December 31, 2024 and 2023, respectively. Selling expenses increased by $909,000 related to the montratec acquisition, $802,000 primarily related to trade show and travel costs including the Company's strategic partner conference that was not held in the prior year and $732,000 of net factory and warehouse consolidation costs. The remaining increase is due to higher employee related costs during the nine months ended December 31, 2024. Foreign currency translation had a $175,000 unfavorable impact on selling expenses in the nine months ended December 31, 2024.

General and administrative expenses were $74,043,000 and $79,407,000, or 10.3% and 10.6% of net sales, in the nine months ended December 31, 2024 and 2023, respectively. The decrease is related to lower employee related costs of $3,202,000 including lower incentive-based compensation. Additionally, the Company had lower stock based compensation costs of $1,501,000 compared to the prior year and lower net headquarter relocation expenses of $1,562,000. This was offset by $1,299,000 of expense to record a reserve against an accounts receivable balance for a customer who declared bankruptcy in January of 2025. Foreign currency translation had a $504,000 favorable impact on general and administrative expenses in the nine months ended December 31, 2024.

Research and development expenses were $17,593,000 and $19,134,000, or 2.5% of net sales, in the nine months ended December 31, 2024 and 2023, respectively.

Amortization of intangibles was $22,548,000 and $21,871,000 in the nine months ended December 31, 2024 and 2023, respectively, with fluctuation attributable to foreign currency translation.

Interest and debt expense was $24,285,000 in the nine months ended December 31, 2024 compared to $28,788,000 in the nine months ended December 31, 2023. The decrease is a result of a reduction in the Company's long term debt as a result of accelerated principal payments and lower interest rates.

Investment income of $873,000 compared to $1,212,000 in the nine months ended December 31, 2024 and nine months ended December 31, 2023. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Other expense was $25,512,000 compared to $5,840,000 in the nine months ended December 31, 2024 and nine months ended December 31, 2023. The increase primarily relates to the non-cash settlement charge of $23,634,000 associated with the termination of one of the Company's U.S. pension plans in nine months ended December 31, 2024, described in Note 10 of the financial statements.

Income tax as a percentage of the pre-tax loss was (22)% and income tax as a percentage of the pre-tax income was 26% in the nine months ended December 31, 2024 and December 31, 2023, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $41,474,000 at December 31, 2024, a decrease of $72,902,000 from the March 31, 2024 balance of $114,376,000.

Cash flow from operating activities

Net cash provided by operating activities was $10,000,000 for the nine months ended December 31, 2024 compared to $28,591,000 for the nine months ended December 31, 2023. Net loss of $2,454,000 along with non-cash adjustments of $63,698,000 contributed to cash provided by operations. The non-cash adjustments included $36,230,000 of depreciation and amortization, $23,634,000 related to the settlement of one of the Company's pension plans, $7,657,000 of non-cash lease expense, $6,677,000 of stock-based compensation, and $3,268,000 related to the impairment of Charlotte Manufacturing Operation's lease. Changes in working capital reduced cash from operations by $46,505,000 as a result of an increase of $18,894,000 in inventories, an increase in prepaid expenses and other current assets of $14,565,000, a decrease in accrued expenses of $15,240,000, and a decrease of $8,061,000 in trade payables, offset by a decrease in trade accounts receivable of $10,255,000. The increase in inventories relates to purchases required for expected future customer demand. Cash provided by operations also included a decrease of $5,225,000 in other non-current liabilities primarily due to lease payments for the nine months ended December 31, 2024.

Cash flow from investing activities

Net cash used for investing activities was $14,222,000 for the nine months ended December 31, 2024 compared to $125,965,000 for the nine months ended December 31, 2023. The use of cash for the nine months ended December 31, 2024 primarily consisted of $15,266,000 in capital expenditures. In the nine months ended December 31, 2023, the most significant use of cash in the period related to the Company's purchase of montratec for $108,145,000.

Cash flow from financing activities

Net cash used for financing activities was $69,499,000 for the nine months ended December 31, 2024 and net cash provided by financing activities was $67,771,000 for the nine months ended December 31, 2023. The most significant uses of cash were for $45,495,000 in debt repayments, $9,945,000 of shares repurchased as treasury stock during the year, a $6,711,000 payment to the former owners of montratec for the contingent consideration agreement (refer to Note 2 for additional information) and $6,039,000 in dividend payments. Cash flows from hedging activities related to the Company's cross currency swap are classified as financing activities in the Statement of Cash Flows which resulted in a net cash inflow of $393,000 during the nine months ended December 31, 2024. In the nine months ended December 31, 2023, the significant source of cash was $120,000,000 in gross proceeds from the issuance of long-term debt, which was used to fund the montratec acquisition (refer to Note 2 for additional information).

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Revolving Credit Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of December 31, 2024, $38,017,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2024 and December 31, 2023 were $15,266,000 and $16,334,000, respectively. We expect capital expenditure spending in fiscal 2025 to range from $18,000,000 to $22,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Linear Motion Products reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $297,709,000, and $393,142,000, respectively, as of December 31, 2024.

We currently do not believe that it is more likely than not that the fair value of any of our reporting units is less than its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators or that any of our reporting units with goodwill are at risk of failing Step One of the goodwill impairment test. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and/or the estimated weighted-average cost of capital is higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

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

Item 4.    Controls and Procedures.

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

There have been no other changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

There have been no material developments from the legal proceedings as previously disclosed in the 2024 10-K and the notes to the consolidated financial statements thereto.

Item 1A.     Risk Factors.

Except for the risk factors being updated below, there have been no material changes from the risk factors as previously disclosed in the 2024 10-K for the fiscal year ended March 31, 2024. The risks described in this report and in the 2024 10-K for the fiscal year ended March 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our future operating results may be affected by price fluctuations and trade tariffs on steel, aluminum, and other raw materials purchased to manufacture our products. We may not be able to pass on increases in raw material costs to our customers.

The primary raw materials used in our chain, forging and crane building operations are steel, aluminum, and other raw materials such as motors, electrical and electronic components, castings and machined parts and components. The industries that produce these critical components and materials are also themselves highly cyclical and at times pricing and availability can be volatile due to a number of factors beyond our control, including general macroeconomic conditions, inflation, labor costs, competition, import duties, quotas, tariffs, trade regulations and agreements, and currency exchange rates. This volatility can significantly affect our raw material costs.

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China, which have increased the cost of raw materials we purchase. The imposition of tariffs by the United States has resulted in retaliatory tariffs from a number of countries, including China, which also increase the cost of raw materials we purchase. The new U.S. presidential administration has implemented or announced plans to implement, as the case may be, new or increased tariffs, particularly relating to imports from China, Canada and Mexico, though it remains unclear exactly what actions will be taken or implemented. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain, increase our costs for raw materials, including significantly, or reduce demand for our products. A trade war or other significant changes in trade regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In an environment of increasing raw material prices and trade tariffs, duties and quotas, competitive conditions will determine how much of the price increases we can pass on to our customers. In the future, to the extent we are unable to pass on any steel, aluminum, or other raw material price increases to our customers, our profitability could be adversely affected.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the U.S., primarily in Germany, the United Kingdom, Hungary, Russia, China, Malaysia and Mexico, including our new facility in Monterrey, Mexico. In addition, we import a portion of our hoist product line from Asia and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2024, approximately 43% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, including but not limited to differing protections of intellectual property, trade barriers, labor unrest, geopolitical conflicts, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs, quotas, import duties, and tariffs (in particular, the new tariffs proposed to be implemented by the new U.S. presidential administration on goods imported into the U.S. from Mexico, where we have manufacturing operations), political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. In particular, in connection with our Mexican manufacturing operations, if additional tariffs or trade restrictions are implemented by the U.S. or other countries, including in connection with a global trade war, the cost of our products manufactured in Mexico or other countries and imported into the U.S. or other countries could increase, which, in turn, could adversely affect the demand for these products, make our products less competitive and have an adverse effect on our business, results of operations and margins. Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2024 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)[1]
October 1 - 31, 2024	148,916	$33.58	148,916	$9,055
November 1 - 30, 2024	—	$—	—	$—
December 1 - 31, 2024	—	$—	—	$—
Total	148,916	$33.58	148,916	$9,055

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of December 31, 2024, approximately $9 million remains available to repurchase shares of common stock under the current share repurchase authorization plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

(c) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2024 formatted in Inline XBRL.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	February 10, 2025	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)