Form 10-K
period 2025-03-31
COLUMBUS MCKINNON CORP
filed 2025-05-28
CIK 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,026 million, based upon the closing price of the Registrant's common stock as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of May 23, 2025 was 28,632,239 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (the "2025 Proxy Statement"), to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2025, are incorporated by reference into Part III of this report where indicated.

COLUMBUS McKINNON CORPORATION

2025 Annual Report on Form 10-K

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-K are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “would,” “should,” “could,” “can have,” “future,” “likely,” “target,” “possible,” “intend,” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to our plans and objectives for future operations, growth results, or initiatives, including relating to the Kito Acquisition (as defined herein), strategies, plans for enhancing shareholder value, the amount of capital expenditures in fiscal 2026, pending acquisitions, the amount of future dividend payments in fiscal 2026 and beyond or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we currently expect, including:

•industrial economic and general macroeconomic conditions;
•increased competition with respect to our business, including with respect to our material handling and precision conveyance products;
•our ability to maintain positive perceptions of Columbus McKinnon and its brands;
•our ability to successfully integrate our acquisitions, including the Kito Acquisition if it is consummated;
•price fluctuations and trade tariffs on steel, aluminum, and other raw materials, parts and goods purchased to manufacture our products and our ability to pass on price increases to our customers;
•our ability to obtain sufficient pricing for our products and service to meet our profitability expectations;
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
•our ability to raise capital in the future and manage the negative effects of inflation on our business;
•our ability to manage the risks of conducting operations outside of the United States, including currency fluctuations, trade barriers, labor unrest, geopolitical conflicts, more stringent labor regulation, tariffs, political and economic instability and governmental expropriation;
•a potential ratings downgrade or other negative action by a ratings organization adversely affecting the trading price of our common stock;
•the negative consequences of the Kito Acquisition failing to close, which may occur due to factors outside our control;
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
•changes in general economic conditions and the geographic concentration of our locations, which may affect our business;
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

PART I

Item 1.        Business

General

Founded in 1875, Columbus McKinnon Corporation (referred to in this Form 10-K as “we,” “us,” “our,” “Columbus McKinnon” or the “Company”) is a leading worldwide designer, manufacturer and marketer of intelligent motion solutions for material handling that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. Key products include hoists, crane components, precision conveyor systems, rigging tools, light rail workstations and digital power and motion control systems. These are highly relevant, professional-grade solutions that solve our customers’ critical material handling requirements.

The Company is focused on commercial and industrial applications that require the safety, reliability and quality provided by its superior design and engineering know-how. Our products are used for mission critical applications where we have established, trusted brands that are well known in the industry. Our targeted market verticals include manufacturing, transportation including EV production and aerospace, energy and utilities, process industries, industrial automation, construction and infrastructure, food and beverage, entertainment, life sciences, consumer packaged goods, e-commerce, supply chain and warehousing.

In the United States, we are a market leader for hoists, material handling digital power control systems and precision conveyors, our principal lines of products, and have strong market positions with certain chain, forged fittings, and linear actuator products. Additionally, in Europe, we believe we are a market leader for manual hoists and a market leader in linear actuators used for heavy load, rail and niche custom applications for actuation. We have achieved this leadership position through strategic acquisitions, our extensive, diverse, and well-established distribution channels and our commitment to product innovation and quality. We believe the substantial breadth of our product offerings and broad distribution channels in the United States and Europe provide us a strategic advantage in our markets.

Our Transformation

Building on 150 years of industry experience, Columbus McKinnon has transformed into a scaled provider of material handling solutions with a broad variety of offerings, including lifting, automation, linear motion, and precision conveyance. Most recently the Company expanded into the precision conveyance sector, expanding our Total Addressable Market (“TAM”) and providing pathways for growth in a highly fragmented industry.

A foundation for our transformation is our Columbus McKinnon Business System ("CMBS") and growth framework to be market-led, customer-centric and operationally excellent with our people and values at the core.

With CMBS as the foundation, we are well positioned to execute our Core Growth Framework ("Framework") strategy. The Framework defines four parallel paths for Columbus McKinnon’s growth and provides clear organic and strategic initiatives. Our Framework includes:

•Strengthening the Core which is a foundational path focused on initiatives that will strengthen competencies and improve our competitive position within our existing share of our Serviceable Addressable Market ("SAM”). Initiatives include further developing commercial and product management competencies and improving our digital tools for a better, more efficient customer experience.

•Growing the Core is a path that is focused on increasing market share, both organically and through acquisitions, within our SAM. We are making progress on this path with product localization, new product development and advancements in automation and aftermarket support for our distributors.

•Expanding the Core is a path that is focused on improved channel access and geographic expansion. Here we expand beyond our SAM into the broader Total Addressable Market (“TAM”). This involves building out our presence both geographically and in new verticals with expanded offerings, which we expect to accomplish organically as well as with selective acquisitions.

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

In fiscal 2022, the Company expanded into the precision conveyance sector with its acquisitions of Dorner Mfg. Corp. ("Dorner") and Garvey Corporation ("Garvey") followed by its acquisition of montratec GmbH (“montratec”) in fiscal 2024. Columbus McKinnon’s precision conveyance platform provides leading automation solutions with unique, patented technologies in the design, application, manufacturing and integration of high-precision conveying systems. Specifically:

•Dorner is a leading supplier to the stable life sciences, food processing, and consumer packaged goods markets as well as the higher growth industrial automation and e-commerce sectors. The addition of Dorner has provided attractive complementary adjacencies to the Company. Dorner offers a broad range of precision conveying systems to our product offerings, which include low profile, flexible chain, large scale, sanitary and vertical elevation conveyor systems, as well as pallet system conveyors.

•Garvey is a leading accumulation systems solutions company providing unique, patented systems for the automation of production processes whose products complement those of Dorner.

•montratec is a leading supplier of asynchronous conveying technology in the precision conveyance sector. montratiec provides automation solutions by designing and developing intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings compliment the previous acquisitions of both Dorner and Garvey.

Together, our acquisitions within the precision conveyance industry established a platform for growth organically as well as through further acquisitions as the industry is highly fragmented.

On February 10, 2025, the Company announced that it had entered into a definitive agreement to acquire Kito Crosby Limited (“Kito”) (the “Kito Acquisition”). The Kito Acquisition closing is subject to certain conditions, including regulatory approval as required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and other customary closing conditions described in the stock purchase agreement entered into by the Company and Kito in connection with the Kito Acquisition. The Kito Acquisition is expected to meaningfully improve the Company's scale, enhance our collective geographic reach, significantly expand our lifting securement and consumables portfolio and enhance our customer value proposition.

With global engineering, manufacturing, distribution, and operations, Kito provides a broad range of products and solutions for the most demanding applications. Kito’s people, products, solutions, and service have innovated the lifting and securement industry throughout its long history. Kito's iconic brands include Kito, Crosby, Harrington, Gunnebo Industries, and Peerless. We expect that the Kito Acquisition will strengthen our core lifting business and further the Company's position as a leading worldwide, designer, manufacturer and marketer of intelligent motion solutions that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. The Company anticipates the Kito Acquisition to close during fiscal 2026.

We intend to fund the acquisition through a combination of committed debt financing of $3,050,000,000 from J.P. Morgan Securities, LLC including a $500,000,000 revolving credit facility and $800,000,000 of perpetual convertible preferred equity investment from Clayton, Dubliner & Rice (“CD&R”). Terms of the CD&R investment include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and a conversion price of $37.68, resulting in CD&R as-converted ownership of approximately 43% of the Company following completion of the transaction. CD&R has agreed to a customary lock-up on its shares.

Business Description

We design, manufacture, and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, air-powered, lever, and hand hoists, hoist trolleys, explosion-protected hoists, winches, and aluminum work stations; alloy and carbon steel chain; forged attachments, such as hooks, shackles, textile slings, clamps, and load binders; mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters; and power and motion control systems, such as AC and DC drive systems, radio remote controls, push button pendant stations, brakes, and collision avoidance and power delivery subsystems. Our legacy Lifting business is sensitive to changes in general macro-economic conditions, including changes in industrial capacity utilization, industrial production, and general macro-economic activity indicators, like GDP growth.

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

Our precision conveyance acquisitions expanded our product offerings to include a broad range of highly engineered, precision conveying solutions. The acquisitions of Dorner and Garvey expand the Company's reach to include the stable life sciences, food processing and consumer packaged goods markets and high growth industrial automation and e-commerce sectors. montratec’s principal markets include aerospace and electric vehicle battery cell production amongst others.

Products

Of our fiscal 2025 sales, $537,549,000, or 56%, were U.S. and $425,478,000 or 44% were non-U.S. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2025 and 2024:

	Fiscal Years Ended March 31,
	2025	2024
Hoists	50%	49%
High-precision conveying systems	16	16
Digital power control and delivery systems	11	12
Actuators and rotary unions	9	10
Chain and rigging tools	8	7
Industrial cranes	4	4
Elevator application drive systems	2	2
	100%	100%

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

Last year, the Company announced that along with a strategic partner we have developed a cutting-edge battery hoist. Combining our industry-leading hoist design with our partner's expertise in lithium-ion battery and brushless motor technology, the innovative BatteryStar™ hoist provides the lifting strength and speed of an electric chain hoist and the portability of a manual hoist without the need for time-consuming manual operation or access to a power source.

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

The montratec acquisition provides asynchronous conveying solutions, which complements both Dorner and Garvey product offerings. This furthers our shift to intelligent motion solutions and provides capabilities in advanced, higher technology automation solutions.

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

Service-After-Sale Distribution Channels - Service-after-sale distributors include our authorized network of 17 chain repair service stations and over 229 certified hoist service and repair stations globally. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

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

Backlog

Our backlog of orders at March 31, 2025 was approximately $322,517,000, compared to approximately $280,824,000 at March 31, 2024. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customer specifications are generally shipped within four to twelve weeks. In addition, fluctuations in backlog can reflect the project-oriented nature of certain aspects of our business.

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

Major competitors for hoists are Konecranes (and its subsidiaries Demag, R&M, Verlinde, SWF), GH, Detroit Hoists, ACE World Companies, Abus, Kito (and its U.S. subsidiary Harrington), Lifket/ChainMaster, Jet, AMH, Elephant, Ingersoll Rand, Tractel and Street. Major competitors for chain are Campbell Chain, Kito (and its subsidiaries Gunnebo and Peerless), Pewag Chain, Laclede Chain Manufacturing, and American Chain and Cable Company. Major competitors for digital power control systems are Konecranes, Power Electronics International, Inc., Cattron Holdings (a division of Harbour Group), Conductix-Wampfler (a division of Delachaux Group), Control Techniques (a division of Nidec Corporation),
OMRON Corporation, KEB GmbH, and Fujitec. Major competitors for forged attachments are Kito (and its subsidiaries Gunnebo and Peerless), Campbell Chain, Laclede Chain Manufacturing, Van Beest, Pewag, RUD, AMH Cartec, Yoke, Brewer Tichner Company and Chicago Hardware and Fixture Company. Major competitors for actuators and rotary unions are Deublin, Joyce-Dayton, and Nook Industries, a division of Altra Industrial Motion Corp., which was acquired by Regal Rexnord. Major competitors for precision conveyors and accumulators are FlexLink, Bosch Rexroth AG, MK North America, Inc., Duravant,

Nercon Eng. & Mfg. Inc and Arrowhead Systems, which was acquired by Regal Rexnord. As discussed herein, the Company announced the Kito Acquisition in February 2025 and expects the Kito Acquisition to close in fiscal 2026.

Human Capital Management
Headquartered in Charlotte, North Carolina, Columbus McKinnon’s global footprint includes offices, warehouses and manufacturing facilities in 25 countries across North America, Latin America, Europe, the Middle East, Africa and Asia. At March 31, 2025, we had 3,478 employees globally. Approximately 3.7% of our employees are represented under one U.S. collective bargaining agreement that expires in May 2027. We also have various labor agreements with our non-U.S. employees that we negotiate from time to time. We have good relationships with our employees and positive, productive relationships with our unions. We believe the risk of employee or union led disruption in production is remote.

Our employees are our most significant assets, critical to the delivery of our transformation and our continued strategic progress. Successful execution of our strategy is dependent on attracting, developing, and retaining key employees and members of our management team, which we achieve through the following:

•We always begin with people and values at the center of all that we do and at the heart of our corporate social responsibility efforts. The Company’s people and the behaviors they display define our success, including integrity, respect and teamwork. Many of our Human Capital Management priorities, including Occupational Health and Safety, Succession and People Development, Culture & Respect, and Local Communities, are directly connected to our commitment to people and values. Our people enable us to grow, and our values ensure we grow responsibly and sustainably.
•The Company places the highest priority on workplace safety. We believe it is critical to ensure that our most valuable assets, our employees, have a safe environment to work in every day. Our first value, “Connect safety to everything you do” highlights the importance of safety to our culture. As a permanent agenda item at all management meetings, safety comes first. For fiscal 2025 and 2024, the Company had an overall safety incident rate of 0.54 and 0.71, respectively (number of injuries and illnesses multiplied by 200,000, divided by hours worked).
•We have built an open culture where great people have the opportunity to achieve their full potential. We are committed to creating an environment that embraces diverse perspectives, knowing the positive impact it has on our business, customers, and the communities we serve. We want to build a company that future generations can be proud of where all associates are encouraged to achieve their career goals through ongoing development and objective performance management and promotion processes that recognize results regardless of age, background, race, ethnicity, ability, religion, gender or sexual orientation. As such, our “We Are CMCO” approach to culture and inclusion ensures that we continue to do the work to make sure the Company remains stable and our employees feel safe, supported, and valued.

We also recognize our corporate responsibility to advance our Environmental Social and Governance (“ESG”) efforts and to be accountable for making progress. We are making investments in our people, processes and systems to enable meaningful progress in areas including, but not limited to, environmental stewardship, employee safety, workplace inclusion, connecting with our communities, and ensuring a strong governance and risk management culture. We are taking deliberate steps to fully integrate ESG into our enterprise strategy, our business system, and our daily actions.

In addition, we set the following objectives for fiscal 2025:

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

As we look forward to fiscal 2026 and beyond, we have additional plans that will continue to move our ESG initiatives forward. We continue to collect and analyze data to set realistic, yet challenging goals and be transparent about our progress against our commitments.

Raw Materials and Components

Our principal raw material and component purchases aggregated to approximately $375 million in fiscal 2025 (or 59% of Cost of product sold in fiscal 2025) and included steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements that are negotiated on a Company-wide basis through our global purchasing group. Generally, as we experience fluctuations in our costs, we are able to reflect these increases in costs with additional price increases to our customers with the goal of being margin neutral.

Trademarks

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States and certain foreign jurisdictions. These trademarks include, but are not limited to, Hammerloks™ and Herc-Alloy™.

The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own domain names, including www.cmco.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology, and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions.

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state, and local laws intended to protect public health, natural resources, and the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities must comply, and all of our employees have the duty to comply, with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made, and could be required to continue to make, significant expenditures to comply with environmental requirements. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on our results of operations, financial condition or cash flows.
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

See Note 16 to our March 31, 2025 consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information on our matters involving litigation.

Available Information

Our internet address is www.cmco.com and our investor relations website is investors.cmco.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information, and select press releases. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Columbus McKinnon and other issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K, and such content should not be considered part of this Form 10-K, unless expressly noted otherwise.

Item 1A.    Risk Factors

Columbus McKinnon is subject to a number of risks that could negatively affect our business, financial condition or results from business operations or cause our actual results to differ materially from those projected or indicated in any forward-looking statement. You should carefully consider the risks described below, as well as the other information contained elsewhere in this Form 10-K, in evaluating your investment in us. The risks and uncertainties described below are those that we have identified as material, but are not the only risks or uncertainties facing Columbus McKinnon. This list is not all-inclusive, and our business could also be materially adversely affected by additional risks that are not presently known to us or that we currently consider to be immaterial. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Business Risks

Our business is affected by industrial economic and macroeconomic conditions.

Many of the end-users of our products are in industries affected by changes in industrial economic and macroeconomic conditions, such as manufacturing, power generation and distribution, commercial construction, oil and gas exploration and refining, transportation, agriculture, logging, and mining that are sensitive to changes in general macroeconomic conditions. Their demand for our products, and thus our results of operations, are directly related to the level of production in their facilities, which changes as a result of changes in general macroeconomic conditions, including, among others, movements in interest rates, tariffs and other trade regulations, inflation, changes in currency exchange rates, higher fuel and other energy costs, and other factors beyond our control, and is vulnerable to economic downturns. Decreased capital and maintenance spending by these customers has in the past, and could in the future, have a material adverse effect on the demand for our products and our business, financial condition, and results of operations. In particular, higher interest rates have in the past, and could in the future, result in decreased demand for our products from end-users, which would have a material adverse effect on our business and results of operations, and concurrently result in higher interest expense related to borrowings under our credit facilities. In addition, inflation can also result in higher interest rates and negatively impact our results of operation. During an inflationary period, the cost of capital will often increase, and the purchasing power of our end users’ cash resources will decline, which can negatively affect demand from our customers. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. If there is deterioration in the general economy or in the industries we serve, our business, results of operations, and financial condition could be materially adversely affected. Furthermore, even if demand for our products improves, it is difficult to predict whether any improvement represents a long-term improving trend or the extent or timing of improvement. There can be no assurance that historically improving cycles are representative of actual future demand. In addition, general macro-economic conditions could at times also adversely affect our liquidity and ability to borrow under our Amended and Restated Revolving Credit Facility (as defined herein) and limits our ability to make accurate long-term predictions about the performance of the Company.

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

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage. In addition to the general competitive challenges we face, tariffs and other international trade policies could negatively affect the demand for our products and services and reduce our competitive position in such markets. In addition, through consolidation, some of our competitors have achieved substantially greater market penetration in certain of the markets in which we operate than we have been able to achieve. If we are unable to compete successfully against other manufacturers of material handling equipment and precision conveyors, we could lose customers and our revenues may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products or product developments that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

Our growth strategy depends on successful integration of acquisitions, including upon closing of such transaction, the Kito Acquisition.

Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, on our ability to successfully execute our acquisition strategy, and the successful integration of acquired businesses into our existing business, including, upon closing of such transaction, the Kito Acquisition. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Furthermore, the price we pay for any business acquired may overstate the value of that business or otherwise be too high. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the U.S.

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

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China, which have increased the cost of raw materials we purchase. The imposition of tariffs by the United States has resulted in retaliatory tariffs from a number of countries, including China, which also increase the cost of raw materials we purchase. The new U.S. presidential administration has implemented or announced plans to implement, as the case may be, new or increased tariffs, particularly relating to imports from China, the European Union and other Asian countries, though it remains unclear exactly what actions will be taken or implemented. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain, increase our costs for raw materials, including significantly, or reduce demand for our products. A trade war or other significant changes in trade regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In an environment of increasing raw material prices and trade tariffs, duties and quotas, competitive conditions will determine how much of the price increases we can pass on to our customers. In the future, to the extent we are unable to pass on any steel, aluminum, or other raw material price increases to our customers, our profitability could be adversely affected, including materially.

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

Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as sales. The dollar amount of backlog as of March 31, 2025 was $323 million. Our backlog can be significantly affected by the timing of orders for large projects, and the amount of our backlog at March 31, 2025 is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as sales. Although modifications and terminations of our orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify these orders. We cannot predict whether cancellations will accelerate or diminish in the future. Cancellations of purchase orders, indications that the customers will not perform under their existing purchase orders or contracts or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled orders could negatively impact our sales and results of operations.

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

In connection with the montratec acquisition, the Company entered into an Amended and Restated Credit Agreement increasing the size of the Revolving Credit Facility by $75,000,000 to a total of $175,000,000. The Company subsequently borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B facility to increase the principal amount of the Term Loan B facility by $75,000,000 in both fiscal years 2022 and 2024. The Company also borrowed an additional $25,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). As of March 31, 2025, the outstanding principal balance of the Term Loan B facility was $437,560,000, which includes $75,000,000 in principal balance from the Accordion exercised in the first quarter of fiscal 2024 as described above. We had $175,000,000 available for borrowing under the Amended and Restated Revolving Credit Facility (before deducting approximately $15,417,000 of letters of credit outstanding as of March 31, 2025).

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

Furthermore, we may be able to incur substantial additional indebtedness in the future and, in connection with the completion of the Kito Acquisition, expect to incur substantial additional indebtedness. The terms of our current debt instruments do not fully prohibit us from doing so and the terms of any new debt instruments we enter into in the future, including in connection with the incurrence of indebtedness for the Kito Acquisition, may not fully prohibit us from doing so. Any additional indebtedness we incur could further exacerbate the risks that we face.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing shareholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings and their impact on the market price of our common stock.

Our operations outside the U.S. pose certain risks that may adversely impact sales and earnings.
We have operations and assets located outside of the U.S., primarily in Germany, the United Kingdom, Hungary, China, Malaysia and Mexico, including our new facility in Monterrey, Mexico. In addition, we import a portion of our hoist product line from Asia and sell our products to distributors located in approximately 50 countries. In our fiscal year ended March 31, 2025, approximately 44% of our net sales were derived from non-U.S. markets. These non-U.S. operations are subject to a number of special risks, in addition to the risks of our U.S. business, including but not limited to differing protections of intellectual property, trade barriers, labor unrest, geopolitical conflicts, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs, quotas and duties, and tariffs (in particular, the new tariffs implemented and additional tariffs proposed to be implemented by the new U.S. presidential administration on goods imported into the U.S. from Mexico and other countries where we have manufacturing operations), political and economic instability in the jurisdictions in which we operate, foreign receivables collection risk, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability, and terms of financing, political instability and risks of increases in taxes. In particular, in connection with our Mexican manufacturing operations, as a result of the tariffs or other trade restrictions implemented or proposed to be implemented by the U.S. or other countries, the cost of our products manufactured in Mexico or other countries and imported into the U.S. or other countries have increased and could continue to increase further, which, in turn, has adversely affected, and could continue to adversely affect, the demand for these products, make our products less competitive and have an adverse effect on our business, results of operations and margins. Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.
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

In addition, in connection with Russia’s invasion of Ukraine, the U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against Russia and certain Russian organizations and individuals, with similar actions either implemented or planned by the European Union and the U.K. and other jurisdictions. While the Company’s business operations relating to Russia constitute an immaterial part of the Company’s overall business, we may decide to, or be required to, exit from our operations in Russia in their entirety, which could result in a loss of revenues from our Russian operations (approximately $836,000 for the fiscal year ended March 31, 2025) or may necessitate the need to incur a bad debt reserve or an asset write-off related to our Russian operations. Furthermore, there is no guarantee that the current Russian invasion of Ukraine will not draw military intervention from other countries or further retaliation from Russia, which, in turn, could lead to a much larger conflict beyond its current geographic, political and economic scope. If such escalation should occur, supply chain, trade routes and markets currently served by the Company could be adversely affected and other risks discussed in this Form 10-K may be exacerbated. In addition, a further escalation could disrupt the supply of oil and natural gas in Europe, impacting our ability to operate our European manufacturing facilities, which, in turn, could materially adversely affect the Company’s business operations and financial performance.

In addition, our success in international expansion could be limited by barriers to international expansion such as adverse tax consequences and export controls. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development’s Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions and may negatively impact our effective tax rate. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenue.

We are subject to currency fluctuations from our sales outside the U.S.
Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $425,478,000 in our fiscal year ended March 31, 2025) are generated in foreign currencies, including principally the Euro, the British Pound, the Canadian Dollar, the South African Rand, the Brazilian Real, the Mexican Peso, and the Chinese Yuan, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings. Currency fluctuations may impact our financial performance in the future.

We are subject to debt covenant restrictions.
Our Amended and Restated Revolving Credit Facility contains a financial leverage covenant, which will only be tested if any extensions of credit (other than letters of credit) are outstanding under the Amended and Restated Revolving Credit Facility at the end of any fiscal quarter, and other restrictive covenants. A significant decline in our operating income or cash generating ability could cause us to violate our leverage covenant in our bank credit facilities. Other material adverse changes in our business could also cause us to be in default of our debt covenants. Any breach of any such covenants or restrictions would result in a default under such agreement that could result in our being unable to borrow under our bank credit facilities and would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans to us. In such an event, the Company would need to modify or restructure all or a portion of its indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

A ratings downgrade or other negative action by a ratings organization could adversely affect the trading price of our common stock.

Credit rating agencies continually revise their ratings for companies they follow, and we have faced, and may continue to face, downgrades from credit rating agencies. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations, including with respect to sustainability matters, could lead to further ratings downgrades for us or our subsidiaries. Any fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition and may adversely affect the trading price of shares of our common stock.

Risks related to the Kito Acquisition

The Kito Acquisition is contingent upon the satisfaction of a number of conditions, including regulatory approval, that may be outside either party’s control and that either party may be unable to satisfy or obtain that could cause the stock purchase agreement to be terminated in accordance with its terms.

The closing of our acquisition of Kito remains subject to the satisfaction or waiver of certain closing conditions, including the expiration or early termination of the waiting period applicable to the consummation of the Kito Acquisition under the HSR Act and the receipt of certain other regulatory approvals. These conditions to the completion of the Kito Acquisition, some of which are beyond our control and/or the control of Kito, may not be satisfied or waived in a timely manner or at all; accordingly, the Kito Acquisition may be delayed or not completed.

As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations, obligations or costs or place restrictions on our conduct after the closing of the Kito Acquisition. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Kito Acquisition or of imposing additional costs or limitations on us following the Kito Acquisition, any of which may have an adverse effect on us.

Additionally, either we or Kito may terminate the stock purchase agreement under certain circumstances specified therein, subject to the payment of a “termination fee” in certain cases.

The Kito Acquisition may present certain risks to our business and operations prior to the closing.

Our business and operations are subject to various risks related to the Kito Acquisition prior to closing, including:
•uncertainty about the effect of the Kito Acquisition on employees, customers, suppliers and other persons with whom we or Kito Crosby have a business relationship having an adverse effect on our business, operations and stock price;
•our operations may be restricted by the terms of the stock purchase agreement for the Kito Acquisition, which may cause us to forgo otherwise beneficial business opportunities;
•the proposed transaction may disrupt our current business plans and operations;
•our management’s attention may be directed toward the completion of the Kito Acquisition and diverted away from our day-to-day business operations;
•we may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the Kito Acquisition, whether or not the transaction is completed; and
•the Kito Acquisition may not be completed, which may have an adverse effect on our stock price and future business and financial results.

We may fail to successfully close the Kito Acquisition, and if we do successfully close the Kito Acquisition, we may fail to realize all of the anticipated benefits of the Kito Acquisition or those benefits may take longer to realize than expected.

We expect to devote significant management attention to closing the Kito Acquisition and, if it closes, integrating the business practices and operations of Kito with Columbus McKinnon. In the event the Kito Acquisition successfully closes, we may experience disruptions to our business and, if integrated ineffectively, such disruptions could restrict the realization of the full expected benefits of the Kito Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Kito Acquisition could cause an interruption or loss of momentum in our operations.

If the Kito Acquisition successfully closes, difficulties in integrating Kito into our business may include rationalizing the operations, processes and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers. Even an integration of Kito is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities. In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.

Furthermore, the successful closing of the Kito Acquisition and the subsequent integration of Kito into our business may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include difficulty in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition; difficulties in the integration of operations and systems, including pricing and marketing strategies; and difficulties in conforming standards, controls, procedures, financial reporting and accounting and other policies, business cultures and compensation structures. Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.

Upon closing of the Kito Acquisition, the Kito business may underperform relative to our expectations.

Following completion of the Kito Acquisition, we may not be able to maintain the levels of revenue, earnings or operating efficiency that Kito and we have achieved or might achieve separately. The business and financial performance of Kito are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers.

Upon the closing of the Kito Acquisition, we may be unable to achieve the same growth, revenues and profitability that Kito has achieved in the past.

We will issue a substantial number of Preferred Shares (as defined below) and incur a substantial amount of indebtedness in connection with the financing of the Kito Acquisition.

We expect to finance a portion of the purchase price for the Kito Acquisition through the issuance of 800,000 Series A Cumulative Convertible Participating Preferred Shares, par value $1.00 per share (the “Preferred Shares”), in connection with the closing of the Kito Acquisition, to CD&R XII Keystone Holdings, L.P., a Cayman Islands exempted limited partnership (together with its affiliated funds, the “CD&R Investors”) pursuant to the terms of an investment agreement, dated February 10, 2025 (the “Investment Agreement”). Once issued, the Preferred Shares will have rights, preferences, and privileges that are not held by, and are preferential to, the rights of our common stock and will reduce the relative voting power of the holders of our common stock. Subject to certain restrictions on conversion and voting as described in greater detail in the Investment Agreement and the form of Certificate of Amendment to the Company’s Certificate of Incorporation for the Preferred Shares (the "Certificate of Amendment"), the aggregate number of shares of common stock of the Company into which the Preferred Shares may be converted will initially be equal to 21,231,440 common shares, based on the initial conversion price for the Preferred Shares of $37.68, and result in the CD&R Investors owning, on an as converted basis, approximately 43% of the Company’s outstanding common stock upon completion of the issuance. Under the terms of the Investment Agreement, the CD&R Investors will have the right to designate up to three directors on our Board of Directors, subject to specified ownership requirements. With such representation on our Board of Directors, the CD&R Investors will have influence over the appointment of Company management and any action requiring the vote of our Board of Directors. If the Preferred Shares are issued, circumstances may occur in which the interests of the CD&R Investors could conflict with the interests of our other shareholders.

We also expect to finance a portion of the purchase price for the Kito Acquisition by incurring additional third-party indebtedness. We face risks associated with increases in overall indebtedness. We cannot guarantee that the combination of Kito and Columbus McKinnon will be able to generate sufficient cash flow to pay dividends at a rate of 7% per annum, compounded quarterly on our Preferred Shares (but subject to an increase to 10% per annum if certain events occur) and service and repay this indebtedness, or that we will be able to refinance such indebtedness on favorable terms, or at all. If we are unable to service our indebtedness and fund our operations, we may be forced to, among other things, reduce or delay capital expenditures, seek additional capital, sell assets, or refinance our indebtedness. Any such action may not be successful, and we may be unable to service such indebtedness. Any of the above risks could have a material adverse effect on our business, financial condition, results of operation, cash flows and/or stock price.

We expect to incur substantial expenses related to the Kito Acquisition and to the integration of Kito into our business, and the expenses may be greater than anticipated due to unexpected events.

We have incurred and expect to incur a number of significant non-recurring costs associated with the Kito Acquisition and, upon closing of the Kito Acquisition, the integration of Kito into our business. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. In addition, we expect to incur integration costs following the closing of the Kito Acquisition as we integrate Kito’s business with ours, including facilities and systems consolidation costs and employment-related costs. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits.

While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of these expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These expenses may result in us recording increased expenses as a result of the Kito Acquisition or the integration of Kito into our business, and the amount and timing of such charges are uncertain at the present and could exceed initial estimates.

Pursuant to the terms of the Investment Agreement, we are required to recommend that our shareholders approve certain matters and terms relating to the Preferred Shares. We cannot guarantee that our shareholders will approve these matters.

Under the terms of the Investment Agreement and the Certificate of Amendment, we have agreed to seek to obtain, at our first meeting of shareholders following the date of the Investment Agreement (the “First Meeting”), among other things, shareholder approval of (i) the issuance of the common shares underlying the Preferred Shares to be issued in connection with the Kito Acquisition in excess of 19.99% of the number of common shares outstanding prior to the transaction, in accordance with

NASDAQ Listing Rule 5635, and (ii) an amendment to our Certificate of Incorporation to increase the number of authorized but unissued common shares to 100 million and permit certain preemptive rights (collectively, the “Requisite Shareholder Approval”). If the Requisite Shareholder Approval is not obtained at the First Meeting, subject to applicable law and the exercise of the fiduciary duties of our Board of Directors, we will continue to use our reasonable best efforts to obtain such approval at each subsequent meeting of shareholders, and if the Requisite Shareholder Approval is not obtained on or prior to July 31, 2026, we have agreed to hold a special meeting of our shareholders to be held between August 1, 2026 and December 31, 2026 to seek such approval, which would be time consuming and costly.

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

In addition, like many industrial manufacturers, we are also involved in asbestos-related litigation. In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we estimate our share of liability to defend and resolve probable asbestos related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable. We believe that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period. See Note 16 to our March 31, 2025 consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
General Risks

The market price of our common stock has been, and may in the future continue to be, volatile.

The market price of our common stock has been volatile in the past and may become volatile again in the future. The closing prices of our common stock on Nasdaq during fiscal 2025 ranged from $15.95 to $45.78 per share. The market price of our common stock could fluctuate significantly for many reasons, including: fluctuations in our quarterly operating results; reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance; general stock market and industry conditions; general financial, economic and political instability; and in response to the risks described in this Item 1A, Risk Factors, and elsewhere in this Form 10-K. The volatility in the market price of our common stock may make it difficult for you to resell your shares of our common stock when desired or at attractive prices.

In addition, our quarterly operating results are likely to fluctuate in the future While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares.

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

Concern over climate change may result in new legal or regulatory requirements designed to reduce greenhouse gas emissions and mitigate the effects of climate change. For example, the European Union (“EU”) recently adopted the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive (“CSRD”) that may require robust disclosure of certain social and environmental information and data. However, the European Commission has also proposed an “Omnibus simplification package” aimed at simplifying sustainability regulatory requirements, which may introduce changes to regulations such as the CSRD (among possible other EU sustainability-related regulations). It is currently unclear to what extent any such changes will be implemented, and the extent to which these changes could impact Columbus McKinnon. We are evaluating and will continue to evaluate the applicability of the CSRD as regulatory guidance is issued and as the European countries in which we operate adopt implementing legislation, and we will establish a compliance program to address any applicable requirements. Further, our customers and the markets we serve may impose emissions reduction or other environmental standards and requirements. These requirements could result in a need to change our manufacturing processes or product offerings, or undertake other activities which may require us to incur additional expense. In addition, we may experience increased compliance burdens and operational costs and raw material sourcing, manufacturing operations and the distribution of our products may be adversely affected. Moreover, we may not be able to timely meet these requirements due to the required level of capital investment or technological advancement. While we have been committed to continuous improvements to meet anticipated regulations and preferences, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulations will not have a negative competitive impact or that economic returns will reflect our investments in new product development. There also continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. These factors may impact the demand for our products, obsolescence of certain products and adversely affect our results of operations. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns in areas such as climate change and supply chain management could materially adversely affect our business and reputation.

Our business operations may be adversely affected by information technology systems interruptions or intrusion.

We depend on various information technology systems throughout the Company to administer, store, and support multiple business activities, including to process the data we collect, store and use in connection with our business. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, and if our systems for protecting against such cybersecurity attacks prove insufficient, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, litigation, including individual claims, consumer class actions and commercial litigation; regulatory intervention and sanctions or fines; and prolonged negative publicity and/or damage to our reputation. Our information technology systems may be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages and security breaches (including destructive malware such as ransomware) resulting in unauthorized access or cyber-security attacks. As the breadth and complexity of our information technology systems continue to grow, including as a result of the increasing reliance on, and use of, mobile technologies and cloud-based services, the risk of security incidents and cyber-security attacks has increased. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to known or unknown cybersecurity threats, any of which could have a material adverse effect on our business, financial condition or results of operations. Furthermore, cybersecurity threats are constantly expanding and evolving and becoming increasingly sophisticated and complex, including attacks from highly organized adversaries such as nation state actors and attacks using emerging technologies, such as generative artificial intelligence, which create more targeted and sophisticated phishing narratives or otherwise strengthen social engineering capabilities. These new risks increase the costs associated with our cyber-security defense measures and procedures and increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols. Further, third-party providers we utilize may incorporate generative artificial intelligence or other emerging technologies into their operations, and these tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, and it is possible that these providers may suffer a cyber-security attack that negatively impacts us.

We are also subject to a variety of laws and regulations in the U.S., Europe and around the world, as well as contractual obligations, regarding data privacy, security and protection. For example, in 2023, the SEC adopted new cybersecurity rules requiring disclosure of material cybersecurity incidents and processes assessing, identifying, and managing material cybersecurity risks and the corporate governance structure designed to address such risks. These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk for us. In addition, the costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the EU and the UK which are, in some respects, more stringent than U.S. standards, could be significant. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, could damage our reputation and adversely affect our business, financial condition and results of operations. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyber-security attacks and other related incidents.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

In connection with our enterprise risk management process, we identify, prioritize, monitor and seek to ameliorate key risks that may affect the Company, including risks from or relating to cyber threats. We have enterprise-wide security policies, standards and controls that seek to incorporate best practices in security engineering, technology architecture and data protection. Our policies and controls include security measures designed to protect our systems against unauthorized access. We also maintain cybersecurity protection measures with respect to our information technology systems, including with respect to the protection of our customer data, vendor data and employee information. We have also implemented specialized training and education programs to seek to guard against cybersecurity events, such as enterprise-wide communications, presentations, phishing simulations and focused training for specific roles, as well as a general cybersecurity training program required for all employees. We also engage third parties to perform regular reviews of our security framework controls to promote objectivity. Our processes to identify, assess and manage material risks relating to cyber threats include risks associated with third party service providers, including cloud-based platforms. We believe that these policies and controls provide us with an appropriate comprehensive assessment of potential cyber threats.

The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and while additional measures are continually deployed to mitigate risks and protect our systems, the risk of a breach continues to increase. To address this increased risk we are continually enhancing our Disaster Recovery and Business Continuity capabilities enabling system and data recovery and reducing the overall length our systems would be unavailable for normal operations.

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

Item 2.        Properties

We maintain our corporate headquarters in Charlotte, NC (a leased property) and, as of March 31, 2025, conducted our principal manufacturing at the following facilities:

	Location	Products/Operations	Square Footage	Owned or Leased
1	Künzelsau, Germany	Hoists	345,000	Leased
2	Wadesboro, NC	Hoists	180,000	Owned
3	Monterrey, Mexico	Hoists, Actuators and Rotary Unions, Precision Conveyors	165,000	Leased
4	Lexington, TN	Chain	164,000	Owned
5	Menomonee Falls, WI	Power control systems	144,000	Leased
	Tennessee forging operation:
6	Chattanooga, TN	Forged attachments	81,000	Owned
7	Chattanooga, TN	Forged attachments	59,000	Owned
8	Hartland, WI	Precision Conveyors	125,000	Leased
9	Wuppertal, Germany	Hoists and Precision Conveyors	124,000	Leased
10	Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
11	Dauchingen, Germany	Automation Solutions	103,000	Leased
12	Damascus, VA	Hoists	97,000	Owned
13	Hangzhou, China	Hoists	82,000	Owned
14	Brighton, MI	Overhead light rail workstations	71,000	Leased
15	Chester, England	Plate clamps	56,000	Owned
16	Bayan Lepas, Malaysia	Precision Conveyors	40,000	Leased
17	Szekesfehervar, Hungary	Textiles and textile strappings	24,000	Leased

In addition, we have a total of 43 sales offices, distribution centers, and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.        Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. In April 2024, a trial involving a product liability claim against us resulted in a jury verdict of approximately $3,000,000 in damages. We, along with our attorneys, believe that we will be successful in reversing this verdict and that payment of the damages is not probable. As such we have not accrued for these damages at March 31, 2025. In addition, we do not believe that any of our current pending litigation will have a material impact on our business. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly owned New York State captive insurance subsidiary of which we are the sole policy holder.  The per occurrence limits on the self-insurance for general and product liability coverage were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, our coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2025. In addition, we carry excess liability insurance coverage from independent insurers to cover potential losses.

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

See Note 16 to our March 31, 2025 consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for more information on our matters involving litigation.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol "CMCO." As of April 30, 2025, there were 315 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of the ultimate beneficial holders of these shares, we are unable to estimate the total number of shareholders represented by these record holders.

During fiscal 2025, the Company declared quarterly cash dividends totaling $8,030,000. On March 24, 2025, the Company's Board of Directors declared a regular quarterly dividend of $0.07 per common share. The dividend was paid on May 12, 2025 to shareholders of record as of May 2, 2025 and totaled approximately $2,003,000.

Our Amended and Restated Credit Agreement allows for the declaration and payment of dividends, subject to specified limitation as set forth in our Amended and Restated Credit Agreement. We expect to continue to pay dividends in fiscal 2026 consistent with our historical amounts.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2025 by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in thousands)[1]
January 1 - 31, 2025	—	$—	—
February 1 - 28, 2025	—	$—	—
March 1 - 31, 2025	—	$—	—
Total	—	$—	—	$9,055
1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of March 31, 2025, approximately $9 million of shares of common stock of the Company remains available repurchase under the current authorization plan. There were no repurchases made in the quarter ended March 31, 2025.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P SmallCap 600 Index, and the Dow Jones U.S. Diversified Industrials Index.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2020 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

This Performance Graph shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act or incorporate by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 150-year history by emphasizing technological innovation, manufacturing excellence and superior customer service. In accordance with our strategic framework, we are building out our business system ("CMBS") and growth framework to be market-led, customer-centric, and operationally excellent with our people and values at the core. We believe this will transform Columbus McKinnon into a top-tier intelligent motion solutions company. We expect our strategy will enhance shareholder value by growing sales and expanding EBITDA margins.

Our revenue base is geographically diverse with approximately 44% derived from customers outside the U.S. for the year ended March 31, 2025. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

From a strategic perspective, we are investing in new products and channels as we focus on our greatest opportunities for growth. We have leading market positions in hoists, lifting and sling chain, forged attachments, actuators, precision conveyors and digital power and motion control systems for the material handling industry. We are focusing our sales and marketing activities toward select North American and global market sectors including general industrial, energy, automotive, heavy OEM, entertainment, construction and infrastructure, life sciences food and beverage, e-commerce and consumer products.

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

Our principal raw materials and components purchases were approximately $375 million in fiscal 2025 (or 59% of Cost of product sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. Currently, as a result of global inflation and tariffs, we are experiencing higher raw material costs and availability issues for select raw materials and components. To date, we have raised prices to our customers to cover these increased raw material costs and are working with our supply base to prioritize shipments and improve availability of key components.

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

On February 10, 2025, the Company announced that it had entered into a definitive agreement to acquire Kito. The Kito Acquisition closing is subject to certain conditions, including regulatory approval as required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and other customary closing conditions described in the stock purchase agreement entered into by the Company and Kito in connection with the Kito Acquisition. The Kito Acquisition is expected to meaningfully improve the Company's scale, enhance our collective geographic reach, significantly expand our lifting securement and consumables portfolio and enhance our customer value proposition.

With global engineering, manufacturing, distribution, and operations, Kito provides a broad range of products and solutions for the most demanding applications. Kito’s people, products, solutions, and service have innovated the lifting and securement industry throughout its long history. Kito's iconic brands include Kito, Crosby, Harrington, Gunnebo Industries, and Peerless. We expect that the Kito Acquisition will strengthen our core lifting business and further the Company's position as a leading worldwide, designer, manufacturer and marketer of intelligent motion solutions that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. The Company anticipates the Kito Acquisition to close during fiscal 2026.

RESULTS OF OPERATIONS

The following discussion is a comparison between fiscal 2025 and fiscal 2024 results. For a discussion of our results of operations for fiscal 2024 compared to fiscal 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on May 29, 2024.

Fiscal 2025 Compared to Fiscal 2024

Fiscal 2025 sales were $963,027,000, a decrease of 5.0%, or $50,513,000 compared with fiscal 2024 sales of $1,013,540,000. Fiscal 2025 sales were positively impacted by price increases of $12,548,000 as well as $2,655,000 of incremental sales from the montratec acquisition.  Offsetting these increases were lower sales volume of $60,238,000. The translation of foreign currency had an unfavorable impact of $5,478,000.

Gross profit was $325,680,000 and $374,838,000 or 33.8% and 37.0% of net sales in fiscal 2025 and 2024, respectively.  The fiscal 2025 decrease in gross profit was $49,158,000 or 13.1%. The decrease in gross profit was due to start-up costs totaling $6,919,000 related to the Monterrey, Mexico facility, $15,178,000 of costs incurred to close our Charlotte Manufacturing Operations and two of our Precision Conveyance operations which includes employee severance costs and asset-related impairments, $33,007,000 due to lower sales volumes, $1,999,000 due to higher product liability expenses, $648,000 of net business realignment costs, and $171,000 of additional costs due to Hurricane Helene's impact on one of our facilities. These decreases were offset by $9,456,000 of price increases net of material inflation and other manufacturing costs changes and $799,000 as a result of the acquisition of montratec. The translation of foreign currencies had a $1,491,000 unfavorable impact on gross profit for the year ended March 31, 2025.

Selling expenses were $110,043,000 and $105,341,000, or 11.4% and 10.4% of net sales in fiscal years 2025 and 2024, respectively. Selling expenses increased by $909,000 as a result of the montratec acquisition, $929,000 for net business realignment costs, $891,000 for net factory and warehouse consolidation cost and $802,000 primarily related to trade show and travel costs including the Company's strategic partner conference that was not held in the prior year. The remaining increase is due to higher employee related costs during the year ended March 31, 2025. Foreign currency translation had a $769,000 favorable impact on selling expenses in the year ended March 31, 2025

General and administrative expenses were $107,249,000 and $106,760,000 or 11.1% and 10.5% of net sales in fiscal 2025 and 2024, respectively. The increase includes $7,803,000 of net deal and integration costs primarily attributable to the Kito Acquisition and $1,299,000 of expense to record a reserve against an accounts receivable balance for a customer who declared bankruptcy in January 2025. These increases were offset by lower employee related costs of $2,485,000 including lower incentive-based compensation. Additionally, the Company had lower stock based compensation costs of $4,903,000 compared to the prior year and lower net headquarter relocation expenses of $1,686,000. Foreign currency translation had a $841,000 favorable impact on general and administrative expenses for the year ended March 31, 2025.

Research and development expenses were $23,869,000 and $26,193,000 in fiscal 2025 and 2024, respectively. As a percentage of consolidated net sales, research and development expenses were 2.5% and 2.6% in fiscal 2025 and 2024, respectively.

Amortization of intangibles were $29,946,000 and $29,396,000 in fiscal 2025 and 2024, respectively, with fluctuation attributable to foreign currency translation.
Interest and debt expense was $32,426,000 and $37,957,000 in fiscal 2025 and 2024, respectively. The decrease is a result of a reduction in the Company's long term debt as a result of accelerated principal payments and lower interest rates.

Investment income of $1,302,000 and $1,759,000, in fiscal 2025 and 2024, respectively, related to earnings on marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 7 to our March 31, 2025 consolidated financial statements.

Other expense was $25,775,000 and $7,597,000 in fiscal 2025 and fiscal 2024, respectively. The increase primarily relates to the non-cash settlement charge of $23,634,000 associated with the termination of one of the Company's U.S. pension plans in current year ending March 31, 2025 described in Note 13 of the financial statements.

Income tax expense as a percentage of income from continuing operations before income tax expense was 6.7% and 24.2% in fiscal 2025 and 2024, respectively. Typically these percentages vary from the U.S. statutory rate of 21% due to varying effective tax rates at the Company's foreign subsidiaries and the jurisdictional mix of income for these subsidiaries.

In fiscal 2025, the tax effect of the pension termination described in Note 13 reduced the effective tax rate by 17 percentage points.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $53,933,000 and $114,376,000, at March 31, 2025 and 2024, respectively.

Liquidity

Our primary sources of liquidity are funds generated by operating activities and available capacity for borrowings on our $175.0 million revolving credit facility (“Revolver”) maturing May 14, 2026 and our secured asset-based revolving credit facility (“AR Securitization”) maturing June 19, 2026. Our ability to fund our operations, to make planned capital investments, to make scheduled debt payments and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control. Our liquidity as of March 31, 2025 was $240,155,000 comprising cash and cash equivalents of $53,683,000 and $159,583,000 of availability on the Revolver and $26,889,000 of availability on the AR Securitization. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under the Revolver and AR Securitization facilities, will be sufficient to finance our operations, meet our current cash requirements, and fund anticipated capital investments for at least the next 12 months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.

Cash flow from operating activities

Net cash provided by operating activities was $45,612,000 and $67,198,000 in fiscal 2025 and 2024, respectively. In fiscal 2025, the net loss of $5,138,000 and non-cash adjustments to net loss of $75,503,000 contributed to cash provided by operations. The non-cash adjustments included $48,187,000 of depreciation and amortization, $23,634,000 related to the settlement of one of the Company's pension plans, $10,105,000 of non-cash lease expense, $6,256,000 of stock-based compensation, and $3,911,000 related to the impairment of Charlotte Manufacturing Operation's and two Precision Conveyance leases (refer to Note 3) offset by $20,256,000 of deferred income taxes and related valuation allowance. Changes in working capital reduced cash from operations by $18,664,000 as a result of an increase in prepaid expenses and other current assets of $20,998,000, and an increase of $13,042,000 in inventories, offset by an increase of trade payables of $11,144,000 and a decrease in trade accounts receivable of $4,482,000. Cash provided by operations also included a decrease of $9,587,000 in other non-current liabilities primarily due to lease payments for fiscal 2025.

Cash flow from investing activities

Net cash used for investing activities was $19,891,000 and $133,364,000 in fiscal 2025 and 2024, respectively. The use of cash in fiscal 2025 primarily consisted of $21,411,000 in capital expenditures. The most significant use of cash in fiscal 2024 related to the Company's purchase of montratec for $108,145,000.

Cash flow from financing activities

Net cash used for financing activities was $86,747,000 in fiscal 2025 compared to net cash provided by financing activities of $48,201,000 in fiscal 2024. The most significant uses of cash were for $60,670,000 in debt repayments, $10,000,000 of shares repurchased as treasury stock during the year, a $6,711,000 payment to the former owners of montratec for the contingent consideration agreement (refer to Note 3 for additional information) and $8,042,000 in dividend payments Associated cash flows from hedging activities are classified as financing activities in the Statement of Cash Flows, which resulted in a net cash inflow of $474,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Credit Agreement will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries. We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of March 31, 2025, $38,689,000 of cash and cash equivalents were held by foreign subsidiaries.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2025 and 2024 were $21,411,000 and $24,813,000, respectively. Excluded from capital expenditures is $318,000 and $690,000, in property, plant and equipment purchases included in accounts payable at March 31, 2025 and 2024, respectively. We expect capital expenditure spending in fiscal 2026 to range from $20,000,000 to $30,000,000.

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

Goodwill and indefinite-lived intangible asset impairment testing.  Our goodwill balance of $710,807,000 as of March 31, 2025, is subject to impairment testing. We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment. We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, or in circumstances where the components share assets or other resources and have other economic interdependencies). We have three reporting units, Linear Motion Products (formerly referred to as Duff-Norton), Rest of Products and Precision Conveyance, and have goodwill totaling $9,699,000, $305,110,000, and $395,998,000, respectively, at March 31, 2025. montratec, which was acquired in fiscal 2024, has been included in the Precision Conveyance reporting unit.

Annual Goodwill Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy, and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. We also proceed to the quantitative model when economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative impairment test. We performed the qualitative assessment as of February 28, 2025 and determined the quantitative test should be performed for the Precision Conveyance reporting unit as the businesses in this reporting unit were recently acquired resulting in a relatively small difference between the reporting unit's book and fair value. We performed sensitivities and other analysis and determined that goodwill is not impaired as of March 31, 2025 for the Precision Conveyance reporting unit.

The qualitative assessment as of February 28, 2025 for the Rest of Products and Linear Motion Products reporting units determined it was not more likely than not that the fair value of the reporting units were less than their applicable carrying value. Accordingly, we did not perform the quantitative goodwill impairment test for the Rest of Products and Linear Motion Products reporting units during fiscal 2025.

Quantitative Test for the Precision Conveyance Group

In order to perform the quantitative impairment test for the Precision Conveyance reporting unit, we used the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows based on internal forecasts, and the discount rate (weighted-average cost of capital). Management projects discounted cash flows based on the reporting unit's current business, expected developments and operational strategies over a seven-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which the reporting unit operates. The discount rate utilized for the reporting unit reflects management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

Testing goodwill for impairment under the quantitative method described above requires us to estimate fair value of the reporting unit using significant estimates and judgmental factors. The compound annual growth rate for revenue during the first seven years of our projections was approximately 9.7% for the Precision Conveyance reporting unit. This reflects the higher expected growth rates on our precision conveyor business compared to our other businesses. The terminal value was calculated assuming a projected growth rate of 3.5% after seven years. This rate reflects our estimate of long-term growth into perpetuity in the precision conveyance vertical market and as well as expected increases in the consumer price index. The estimated discount rate was determined to be 12.0% for the Precision Conveyance reporting unit. This was estimated based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. We also consider any additional risk of the Precision Conveyance reporting unit achieving its forecast, and adjust the discount rate applied when determining the reporting unit’s estimated fair value. The quantitative test results indicate that the Precision Conveyance reporting unit is not impaired as its fair value exceeds its book value by 2.6%.

Holding all other assumptions constant, a reduction in the compound annual growth rate for revenue in the first seven years of the model by one percentage point would reduce fair value by $42,700,000. Similarly, a 50 basis increase in the discount rate would reduce fair value by $35,600,000 and a 25 basis point reduction in the terminal growth rate would reduce fair value by $15,386,000. While the Precision Conveyance reporting unit was not determined to be impaired, it may be at risk of future impairment if the related business does not perform as projected, or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the discount rate. We will monitor the Precision Conveyance reporting unit's performance against its forecasts in fiscal 2026 as part of our quarterly analysis of impairment indicators.

We further test our indefinite-lived intangible asset balance of $46,294,000 consisting of trademarks for acquisitions prior to fiscal 2025. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we proceed to a quantitative impairment test. We performed the qualitative assessment as of February 28, 2025 and determined that it was not more likely than not that the fair value of each of our indefinite-lived intangible assets was less than its applicable carrying value.

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

Commodity Price Risk

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. Generally, as we experience fluctuations in our costs, we reflect these increases in costs as price increases to our customers with the goal of being margin neutral. We are currently experiencing higher raw material, freight, and logistics costs than we have seen in recent years, which we have been able to recover with pricing actions. Further, increases in U.S. employee benefits costs such as health insurance and workers compensation insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass these increased costs on as price increases to our customers. However, we have been successful in the past, and we expect to be successful in the future, in instituting price increases to pass on these material cost increases. The Company is exposed to trade tariffs, and particularly those recently enacted by the current presidential administration. The Company monitors the impact of tariffs and actively works to mitigate this impact through material productivity actions and pricing strategies, including tariff surcharges.

Foreign Currency Exchange Risk

In fiscal 2025, 44% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, China, Germany, United Kingdom, Hungary, Mexico, and Malaysia and sell our products in over 100 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. With our fiscal year 2017 acquisition of STAHL, we have an increased presence in the United Arab Emirates, with total assets of approximately $8,201,000. Our operating results are exposed to fluctuations between the U.S. Dollar and the Canadian Dollar, European currencies, the South African Rand, the Mexican Peso, the Brazilian Real, and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency, which reduces the impact of a significant change in foreign exchange rates on net income.  For example, a 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $2,407,000 on our income from operations. In addition, the majority of our export sale transactions are denominated in U.S. dollars.

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2025, the notional amount of this derivative was $72,040,000, and the contract matures on March 31, 2028. From its March 31, 2025 balance of accumulated other comprehensive gain (loss) "AOCL", the Company expects to reclassify approximately $36,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2025, the notional amount of these derivatives was $36,528,000, and all contracts mature by December 31, 2025. From its March 31, 2025 balance of AOCL, the Company expects to reclassify approximately $27,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

Interest Rate Risk

We are subject to interest rate risk in connection with the Term Loan B and the AR Securitization Facility and Revolving Credit Facility. As of March 31, 2025, we had $437.6 million outstanding under the Term Loan B, $25.0 million outstanding on the AR Securitization Facility and no amounts outstanding under the Revolving Credit Facility. The Term Loan, AR Securitization Facility and the Revolving Credit Facility each bear interest at variable rates.

The Company has entered into interest rate swap agreements which are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has five interest rate swap agreements outstanding in which it receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 23, 2029 with an aggregate notional amount of $355,000,000 as of March 31, 2025.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2025 balance of AOCL, the Company expects to reclassify approximately $376,000 out of AOCL, and into interest expense, during the next 12 months.

An increase of 100 basis points in the variable rates on the Term Loan B, AR Securitization and the Revolving Credit Facility as of March 31, 2025 would have increased annual cash interest in the aggregate by approximately $1.1 million. We cannot predict market fluctuations in interest rates and their impact on our debt, nor can there be any assurance that long-term fixed-rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from estimated results due to adverse changes in interest rates.

Item 8.        Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2025:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill for the Precision Conveyance Reporting Unit
Description of the Matter
At March 31, 2025, the Company’s goodwill was $710.8 million, of which $396.0 million related to the Precision Conveyance reporting unit.

As discussed in Notes 2 and 9 of the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if circumstances warrant, at the reporting unit level. The Company performed its annual goodwill impairment test over the Precision Conveyance reporting unit in the fourth quarter of 2025 using a discounted cash flow model.

Auditing management’s annual goodwill impairment assessment was complex and highly judgmental due to the significant estimation required to determine the fair value of the Precision Conveyance reporting unit. The fair value estimate for the Precision Conveyance reporting unit was sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows, in particular changes in the revenue growth rates, EBITDA margins, the terminal growth rate, and the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Precision Conveyance reporting unit, we performed audit procedures with the assistance of our valuation professionals that included, among others, assessing the methodology used and testing the significant assumptions discussed above and the underlying data used in the impairment analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated the effects of changes to the Company’s customer base or product mix resulting from expanding into new markets and other factors on the significant assumptions. We assessed the historical accuracy of management’s revenue growth and EBITDA margin forecast and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We utilized internal valuation specialists to assist us in evaluating the Company’s valuation model and related significant assumptions. We also evaluated the related goodwill disclosures included in Notes 2 and 9 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1917, but we are unable to determine the specific year.

Charlotte, North Carolina
May 28, 2025

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	2024
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	53,683	114,126
Trade accounts receivable, less allowance for doubtful accounts ($4,880 and $3,827, respectively)	165,481	171,186
Inventories	198,598	186,091
Prepaid expenses and other	48,007	42,752
Total current assets	465,769	514,155
Net property, plant, and equipment	106,164	106,395
Goodwill	710,807	710,334
Other intangibles, net	356,562	385,634
Marketable securities	10,112	11,447
Deferred taxes on income	2,904	1,797
Other assets	86,470	96,183
Total assets	$1,738,788	$1,825,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$93,273	$83,118
Accrued liabilities	113,907	127,973
Current portion of long-term debt and finance lease obligations	50,739	50,670
Total current liabilities	257,919	261,761
Term loan, AR securitization facility and finance lease obligations	420,236	479,566
Other non-current liabilities	178,538	202,555
Total liabilities	856,693	943,882
Shareholders’ equity:
Voting common stock: 50,000,000 shares authorized; 28,618,289 and 28,799,110 shares issued and outstanding	286	288
Treasury stock	(11,000)	(1,001)
Additional paid-in capital	531,750	527,125
Retained earnings	382,160	395,328
Accumulated other comprehensive loss	(21,101)	(39,677)
Total shareholders’ equity	882,095	882,063
Total liabilities and shareholders’ equity	$1,738,788	$1,825,945

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2025	2024	2023
	(In thousands, except per share data)
Net sales	$963,027	$1,013,540	$936,240
Cost of products sold	637,347	638,702	594,141
Gross profit	325,680	374,838	342,099
Selling expenses	110,043	105,341	102,528
General and administrative expenses	107,249	106,760	94,794
Research and development expenses	23,869	26,193	20,935
Amortization of intangibles	29,946	29,396	26,001
Income from operations	54,573	107,148	97,841
Interest and debt expense	32,426	37,957	27,942
Investment (income) loss, net	(1,302)	(1,759)	(315)
Foreign currency exchange loss (gain), net	3,179	1,826	(2,189)
Other (income) expense, net	25,775	7,597	(2,072)
Income before income tax expense	(5,505)	61,527	74,475
Income tax (benefit) expense	(367)	14,902	26,046
Net income (loss)	$(5,138)	$46,625	$48,429

Average basic shares outstanding	28,738	28,728	28,600
Average diluted shares outstanding	28,738	29,026	28,818

Basic income (loss) per share	$(0.18)	$1.62	$1.69

Diluted income (loss) per share	$(0.18)	$1.61	$1.68

Dividends declared per common share	$0.28	$0.28	$0.28

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	March 31,
	2025	2024	2023
	(In thousands)
Net income (loss)	$(5,138)	$46,625	$48,429
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,157)	(433)	(4,273)
Pension liability adjustments, net of taxes of $(8,420), $(71) and $(3,678)	25,585	812	8,058
Other post retirement obligations adjustments, net of taxes of $24, $22, and $16	(102)	(94)	(66)
Split-dollar life insurance arrangement adjustments, net of taxes of $7, $(426), and $(73)	(27)	1,386	251
Change in derivatives qualifying as hedges, net of taxes of $1,859, $1,111, and $(2,636)	(5,723)	(3,305)	7,886
Total other comprehensive income (loss)	18,576	(1,634)	11,856
Comprehensive income	$13,438	$44,991	$60,285

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2022	$285	$—	$506,074	$316,343	$(49,899)	$772,803
Net income 2023	—	—	—	48,429	—	48,429
Dividends declared	—	—	—	(8,014)	—	(8,014)
Change in foreign currency translation adjustment	—	—	—	—	(4,273)	(4,273)
Change in derivatives qualifying as hedges, net of tax of $(2,636)	—	—	—	—	7,886	7,886
Change in pension liability and postretirement obligations, net of tax of $(3,735)	—	—	—	—	8,243	8,243
Stock compensation - directors	—	—	1,194	—	—	1,194
Stock options exercised, 32,158 shares	—	—	713	—	—	713
Stock compensation expense	—	—	9,231	—	—	9,231
Treasury stock purchased, 31,085 shares	—	(1,001)	—	—	—	(1,001)
Restricted stock units released, 93,315 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,415)	—	—	(1,414)
Balance, March 31, 2023	$286	$(1,001)	$515,797	$356,758	$(38,043)	$833,797
Net income 2024	—	—	—	46,625	—	46,625
Dividends declared	—	—	—	(8,055)	—	(8,055)
Change in foreign currency translation adjustment	—	—	—	—	(433)	(433)
Change in derivatives qualifying as hedges, net of tax of $1,111	—	—	—	—	(3,305)	(3,305)
Change in pension liability and postretirement obligations, net of tax of $(475)	—	—	—	—	2,104	2,104
Stock compensation - directors	—	—	1,174	—	—	1,174
Stock options exercised, 62,060 shares	1	—	1,596	—	—	1,597
Stock compensation expense	—	—	10,865	—	—	10,865
Restricted stock units released, 125,329 shares, net of shares withheld for minimum statutory tax obligation	1	—	(2,307)	—	—	(2,306)
Balance, March 31, 2024	$288	$(1,001)	$527,125	$395,328	$(39,677)	$882,063
Net loss 2025	—	—	—	(5,138)	—	(5,138)
Dividends declared	—	—	—	(8,030)	—	(8,030)
Change in foreign currency translation adjustment	—	—	—	—	(1,157)	(1,157)
Change in derivatives qualifying as hedges, net of tax of $1,859	—	—	—	—	(5,723)	(5,723)
Change in pension liability and postretirement obligations, net of tax of $(8,389)	—	—	—	—	25,456	25,456
Stock compensation - directors	—	—	1,057	—	—	1,057
Stock options exercised, 12,648 shares	—	—	372	—	—	372
Stock compensation expense	—	—	5,199	—	—	5,199
Treasury stock purchased, (292,650) shares	(1)	(9,999)	—	—	—	(10,000)
Restricted stock units released, 99,181 shares, net of shares withheld for minimum statutory tax obligation	(1)	—	(2,003)	—	—	(2,004)
Balance, March 31, 2025	$286	$(11,000)	$531,750	$382,160	$(21,101)	$882,095
 See accompanying notes.

COLUMBUS McKINNON CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2025	2024	2023
Operating activities:	(In thousands)
Net income (loss)	$(5,138)	$46,625	$48,429
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	48,187	45,945	41,947
Deferred income taxes and related valuation allowance	(20,256)	(15,285)	(300)
Net loss (gain) on sale of real estate, investments and other	(972)	(1,431)	(54)
Stock-based compensation	6,256	12,039	10,425
Amortization of deferred financing costs	2,487	2,349	1,721
Loss (gain) on hedging instruments	(382)	(1,366)	(438)
Cost of debt repricing	—	958	—
Impairment of operating lease	3,911	—	—
Loss on disposals and impairments of fixed assets	2,533	—	175
Non-cash pension settlement expense (See Note 13)	23,634	4,984	—
Gain on sale of building (See Note 3)	—	—	(232)
Non-cash lease expense	10,105	9,735	7,867
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Trade accounts receivable	4,482	(14,428)	(4,858)
Inventories	(13,042)	(1,314)	(9,087)
Prepaid expenses and other	(20,998)	(8,555)	6,667
Other assets	3,498	537	(123)
Trade accounts payable	11,144	4,748	(13,964)
Accrued liabilities	(250)	(9,583)	9,150
Non-current liabilities	(9,587)	(8,760)	(13,689)
Net cash provided by (used for) operating activities	45,612	67,198	83,636

Investing activities:
Proceeds from sales of marketable securities	5,057	3,526	3,651
Purchases of marketable securities	(3,676)	(4,076)	(4,021)
Capital expenditures	(21,411)	(24,813)	(12,632)
Proceeds from sale of building, net of transaction costs	—	—	373
Dividend received from equity method investment	—	144	313
Proceeds from sale of fixed assets	139	—	—
Purchase of businesses, net of cash acquired (See Note 3)	—	(108,145)	(1,616)
Net cash provided by (used for) investing activities	(19,891)	(133,364)	(13,932)

Financing activities:
Proceeds from issuance of common stock	371	1,600	713
Fees paid for debt repricing	(169)	(958)	—
Purchases of treasury stock	(10,000)	—	(1,001)
Repayment of debt	(60,670)	(60,604)	(40,550)
Payment to former owners of montratec (see Note 3)	(6,711)	—	—
Fees paid for borrowing on long-term debt	—	(2,859)	—
Proceeds from issuance of long-term debt	—	120,000	—
Cash inflows from hedging activities	23,608	24,057	24,495
Cash outflows from hedging activities	(23,134)	(22,687)	(24,221)
Payment of dividends	(8,042)	(8,044)	(8,008)
Other	(2,000)	(2,304)	(1,415)
Net cash provided by (used for) financing activities	(86,747)	48,201	(49,987)
Effect of exchange rate changes on cash	583	(1,085)	(1,931)
Net change in cash and cash equivalents	(60,443)	(19,050)	17,786
Cash, cash equivalents, and restricted cash at beginning of year	114,376	133,426	115,640
Cash, cash equivalents, and restricted cash at end of year	$53,933	$114,376	$133,426

Supplementary cash flows data:
Interest paid	$30,054	$34,983	$26,089
Income taxes paid, net of refunds	$20,520	$28,369	$22,032
Property, plant and equipment purchases included in trade accounts payable	$318	$690	$624
Restricted cash presented in Other assets	$250	$250	$250
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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels and, to a lesser extent, directly to end-users. During fiscal 2025, approximately 56% of sales were to customers in the United States.
2.     Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed as incurred and are included in Selling expense in the Consolidated Statements of Operations. Advertising expenses were $3,629,000, $2,659,000, and $2,342,000 in fiscal 2025, 2024, and 2023, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 3.7% of the Company’s employees are represented by one U.S. collective bargaining agreement which expire in May 2027. We also have various labor agreements with our non-U.S. employees that we negotiate from time to time.

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if indicators of impairment exist, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities and interdependencies between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  As of March 31, 2025, the Company’s one segment is subdivided into three reporting units. An impairment charge is recorded if the carrying value is greater than the reporting unit's fair value.

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

In order to perform the quantitative impairment tests, the Company uses the discounted cash flow method to estimate fair value. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, the terminal growth rate, and the discount rate. The Company projects discounted cash flows based on each reporting unit's current business, expected developments, and operational strategies over a five to seven-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rate utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

The Company performed its qualitative assessment as of February 28, 2025 for all three reporting units and determined that a quantitative goodwill impairment test was required for the Precision Conveyance reporting unit. Based on results of both the qualitative and quantitative impairment test for the reporting units, the Company determined the fair value was not less than its carrying value. Refer to Note 5 for valuation techniques and significant inputs and Note 9 for further discussion of goodwill and intangibles.and intangible assets.

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

Intangible Assets

At acquisition, the Company estimates and records the fair value of purchased intangible assets which primarily consist of trade names, customer relationships, and technology.  The fair values are estimated based on management’s assessment as well as independent third-party appraisals.  Such valuations may include a discounted cash flow of anticipated revenues resulting from the acquired intangible asset.

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

Similar to goodwill, indefinite-lived intangible assets (including trademarks on our acquisitions) are tested for impairment on an annual basis. When the Company evaluates the potential for impairment of intangible assets, it assesses a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2025, it was determined that the trademarks were not impaired.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost of approximately 41% of inventories at March 31, 2025 and 40% at March 31, 2024 have been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment — 15 to 40 years; machinery and equipment — 3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

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

	March 31,
	2025	2024
Balance at beginning of year	$1,924	$1,827
Accrual for warranties issued	830	999
Warranties settled	(1,074)	(842)
Foreign currency translation	12	(60)
Balance at end of year	$1,692	$1,924
3.    Acquisitions & Disposals

Acquisitions

On May 31, 2023, the Company completed its acquisition of montratec GmbH ("montratec") for $115,721,000, including $7,576,000 in cash acquired, a $540,000 working capital settlement, and a contingent payment of $6,680,000 that was earned based on montratec achieving a certain EBITDA level for the twelve-month period ended December 31, 2023. During the twelve months ended March 31, 2025, the Company paid the contingent payment of $6,711,000 to montratec's prior owners. The difference between the originally recorded liability of $6,680,000 and the amount paid is the result of a change in the foreign currency rate at the time of payment as compared to the opening balance sheet rate. The Company initially financed the acquisition by borrowing $117,000,000 on its Amended and Restated Revolving Credit Facility, but later repaid the amount borrowed on the Amended and Restated Revolving Credit Facility by borrowing an additional $120,000,000. Utilizing the Accordion feature under the Company's existing Term Loan B, the Company borrowed $75,000,000 and another $45,000,000 was borrowed through a new credit agreement secured by the Company's U.S. accounts receivable balances. Refer to Note 12 for additional details on the Company's debt agreements.

montratec is a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings complement the Company's previous acquisitions of both Dorner Mfg. Corp. ("Dorner") and Garvey Corporation ("Garvey"), and furthers the Company's shift to intelligent motion and serves as a platform to expand capabilities in advanced, higher technology automation solutions. As the Company determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. montratec results have been included in the Company's results of operations from the acquisition date and the Company incurred $3,211,000 of acquisition and deal related costs classified as part of General and administrative expenses in the year ended March 31, 2024.
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

In February of fiscal 2025, the Company announced it entered into a definitive purchase agreement under which the Company will acquire Kito Crosby Limited (“Kito”) from global investment firm KKR in an all-cash transaction valued at $2,700,000,000 subject to customary post-closing purchase price adjustments and regulatory approval. Kito is a global leader in lifting solutions with multiple manufacturing assembly plants and nearly 4,000 employees serving over 50 countries. In 2024, Kito generated approximately $1,100,000,000 in revenue through its global channel partner network. Together the combined company will be a leader in material handling solutions with greater scale and a strong presence in attractive verticals and target geographies, delivering innovation and products to customers. The Company incurred $10,310,000 of acquisition and deal related costs classified as part of General and administrative expenses in the fiscal year ended March 31, 2025.

Columbus McKinnon intends to fund the acquisition through a combination of committed debt financing of $3,050,000,000 from J.P. Morgan Securities, LLC including a $500,000,000 revolving credit facility and $800,000,000 of perpetual convertible preferred equity investment from Clayton, Dubliner & Rice (“CD&R”). Terms of the CD&R investment include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and a conversion price of $37.68, resulting in CD&R as-converted ownership of approximately 43% of the Company following completion of the transaction. CD&R has agreed to a customary lock-up on its shares. The Company expects the Kito Acquisition to close in fiscal 2026.

Disposals

On July 31, 2024, the Company announced that it would relocate its North American linear motion operations from Charlotte, North Carolina ("Charlotte Manufacturing Operations") to its manufacturing facility in Monterrey, Mexico. The Company recorded $3,567,000 in fixed asset impairment costs and inventory obsolescence, $3,268,000 in Right of Use lease asset impairment costs and $1,093,000 in employee related severance and retention costs during the twelve months ended March 31, 2025, in the Condensed Consolidated Statements of Operations. In total, $7,855,000 of these costs were included in Cost of products sold, $22,000 were included in Selling expenses, and $51,000 were included in General and administrative expenses.

During the fourth quarter of fiscal 2025, the Company announced that it would be relocating one of its Precision Conveyance factories in the U.S. into its manufacturing facility in Hartland, Wisconsin. Further, the Company will also be consolidating its Latin American Precision Conveyance Business into its manufacturing facilities in both Hartland, Wisconsin and Monterrey, Mexico. The Company recorded $2,115,000 in fixed asset impairment costs and inventory obsolescence, $643,000 in Right of Use lease asset impairment costs, $1,069,000 in employee related severance and retention costs, and $544,000 for a reserve on other current assets during the twelve months ended March 31, 2025, in the Condensed Consolidated Statements of Operations. In total, $3,534,000 of these costs were included in Cost of products sold, $213,000 were included in Selling expenses, and $624,000 were included in General and administrative expenses.
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

For most custom engineered products contracts, the Company determined that while there is no alternative use for the custom engineered products, the Company does not have an enforceable right to payment (which must include a reasonable profit margin) for performance completed to date in order to meet the over time revenue recognition criteria. Therefore, revenue is recognized at a point in time when the contract is complete. For custom engineered products contracts that contain an enforceable right to payment (including reasonable profit margin) the Company satisfies the performance obligation over time and recognizes revenue based on the extent of progress towards completion of the performance obligation. The cost-to-cost measure of progress is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of work performed and transfer of control to the customers. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recognized proportionally as costs are incurred.

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

The following table illustrates the balance and related activity for customer advances in fiscal 2025 and 2024 (in thousands):

Customer advances (contract liabilities)
	March 31,
	2025	2024
Beginning balance	$16,588	$27,003
Additional customer advances received	55,183	68,040
Revenue recognized from customer advances included in the beginning balance	(16,588)	(27,003)
Other revenue recognized from customer advances	(39,588)	(55,311)
Customer advances recorded from acquisition	—	3,866
Other (1)	36	(7)
Ending balance	$15,631	$16,588

    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $26,218,000 and $2,541,000 as of March 31, 2025, and March 31, 2024, respectively. Contract assets are included in Prepaid expenses and other assets on the Consolidated Balance Sheets. The increase in the contract asset balance in fiscal 2025 relates to new precision conveyance and engineered product projects that are recognized on an over time basis.

Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $43,940,000. We expect to recognize approximately 43% of these sales over the next twelve months.

Disaggregated revenue

In accordance with ASC 606, the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table illustrates the disaggregation of revenue by product grouping for the years ending March 31, 2025, 2024 and 2023 (in thousands):

	Year Ended March 31,
Net Sales by Product Grouping	2025	2024	2023
Industrial Products	$328,095	$344,190	$330,295
Crane Solutions	398,117	412,076	366,277
Precision Conveyors Products	154,659	163,463	149,586
Engineered Products	82,029	93,728	89,963
All other	127	83	119
Total	$963,027	$1,013,540	$936,240

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts that is deducted from accounts receivable to present the net amount expected to be collected in the year ending March 31, 2025 and March 31, 2024 (in thousands):

	March 31,
Allowance for doubtful accounts	2025	2024
April 1, beginning balance	$3,827	$3,620
Bad debt expense	3,641	1,225
Less uncollectible accounts written off, net of recoveries	(2,582)	(1,079)
Allowance recorded from acquisition	—	64
Other (1)	(6)	(3)
March 31, ending balance	$4,880	$3,827

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

The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs. The carrying amount of the Company's annuity contract is recorded at net asset value of the contract and, consequently, its fair value is based on Level 2 inputs and is included in other assets on the Company's Consolidated Balance Sheet. The Company uses quoted prices in an inactive market when valuing its Term Loan and, consequently, the fair value is based on Level 2 inputs. The Company's terminated pension assets consist of money market funds, domestic corporate bonds, securities issued by the U.S. government, and other similar fixed income investments with quoted market prices. Consequently, the fair value of the terminated pension assets is based on Level 1 inputs. Refer to Note 13 for additional information regarding the Company's terminated pension plan.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides information regarding financial assets and liabilities measured or disclosed at fair value on a recurring basis:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	$10,112	$10,112	$—	$—
Annuity contract	1,235	—	1,235	—
Terminated pension plan assets	6,342	6,342
Derivative assets (liabilities):
Foreign exchange contracts	(49)	—	(49)	—
Interest rate swap	(1,140)	—	(1,140)	—
Cross currency swap	(1,849)	—	(1,849)	—

Disclosed at fair value:
Term loan	$(437,013)	$—	$(437,013)	$—
AR Securitization facility	$(25,000)	$—	$(25,000)	$—

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	At March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) Measured at fair value:
Marketable securities	11,447	$11,447	$—	$—
Annuity contract	1,390	—	1,390	—
Derivative assets (liabilities):
Foreign exchange contracts	(77)	—	(77)	—
Interest rate swap	7,122	—	7,122	—
Cross currency swap	(2,342)	—	(2,342)	—

Disclosed at fair value:
Term loan	$(479,351)	$—	$(479,351)	$—
AR Securitization facility	$(45,000)	$—	$(45,000)	$—

The Company did not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis.

At March 31, 2025, the Term Loan and Amended and Restated Revolving Credit Facility have been recorded at carrying value which approximates fair value. In fiscal 2024, the Company also borrowed an additional $45,000,000 under a new credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility"). The AR Securitization Facility has been recorded at its carrying value of $25,000,000 at March 31, 2025, which approximates fair value. Refer to Note 12 for additional information regarding the Company's long-term debt.

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

Non-Recurring Measurements

As described in Note 9, the fair value of the net assets of the Company’s Precision Conveyor reporting unit was calculated on a on-recurring basis in both fiscal 2024 and 2025. These measurements have been used to test goodwill for impairment on an annual basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement.”

The fiscal 2025 and 2024 goodwill impairment tests consisted of determining the fair value of the Precision Conveyor reporting unit on a quantitative basis. The fair value for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a weighted discounted cash flow and market-based valuation model to estimate the fair value using Level 3 inputs. To estimate the fair value of the Precision Conveyor reporting unit, the Company used significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation include revenue growth rates, EBITDA margins, terminal growth rates, and cash flows based on internal forecasts and the discount rate used to discount future cash flows. The estimates used are disclosed below for both the fiscal 2025 and 2024 tests:

	March 31,
	2025	2024
Compound annual growth rate	9.7%	13.0%
Terminal value growth rate	3.5%	3.0%
Discount rate	12.0%	13.2%

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

6.     Inventories

Inventories consisted of the following:

	March 31,
	2025	2024
At lower of cost or net realizable value — FIFO basis:
Raw materials	$163,053	$151,031
Work-in-process	30,349	26,669
Finished goods	37,197	40,554
	230,599	218,254
LIFO cost less than FIFO cost	(32,001)	(32,163)
Net inventories	$198,598	$186,091

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

There were LIFO liquidations resulting in $37,000 and $181,000 of additional income in fiscal 2025 and 2024, respectively.

7.     Marketable Securities and Other Investments

In accordance with ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," all equity investments in unconsolidated entities (other than those accounted for using the equity method of account) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss, net on the Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a loss of $228,000, a gain of $317,000, and loss of $296,000 in fiscal years 2025, 2024, and 2023, respectively.

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

Net realized gains related to sales of marketable securities were $275,000 in fiscal 2025, $212,000 in fiscal 2024, and were not material in fiscal 2023, and are included in Investment (income) loss in the Consolidated Statements of Operations.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of STAHL serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Consolidated Balance Sheets in the amount of $4,318,000 and $3,377,000 as of March 31, 2025 and March 31, 2024, respectively, and has been accounted for as an equity method investment. The investment value was increased for the Company's ownership percentage of income earned by EMC in the amount of $933,000 and $890,000 in the twelve months ended March 31, 2025, and March 31, 2024, respectively, and is recorded in Investment (income) loss, net on the Consolidated Statement of Operations. Additionally, the investment value increased in the amount of $8,000, and decreased $18,000 due to the effect of currency translation in the twelve months ended March 31, 2025 and March 31, 2024, respectively. In the twelve months ended March 31, 2025, there no cash dividends distributed by EMC. In the twelve months ended March 31, 2024, EMC distributed cash dividends which the Company received 49% of pursuant to its ownership interest. The investment value decreased for the Company's share of EMC's cash dividend in the amount of $247,000, as it was determined to be a return of the Company's investment. In the twelve months ended March 31, 2024, dividends are included in investing activities on the Consolidated Statements of Cash Flows in the amount of $144,000 as the distribution exceeded cumulative equity in earnings, under the cumulative earnings approach. The balance of the cash dividend is included in operating activities on the Consolidated Statement of Cash Flows under the cumulative earnings approach. The March 31, 2025 and 2024 trade accounts receivable balances due from EMC are $4,250,000 and $10,300,000, respectively, and are comprised of amounts due for the sale of goods and services in the ordinary course of business.

8.     Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2025	2024
Land and land improvements	$4,396	$5,460
Buildings	68,345	66,683
Machinery, equipment, and leasehold improvements	277,396	253,643
Construction in progress	9,025	23,426
	359,162	349,212
Less accumulated depreciation	252,998	242,817
Net property, plant, and equipment	$106,164	$106,395

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Depreciation expense was $18,241,000, $16,549,000, and $15,946,000 for the years ended March 31, 2025, 2024, and 2023, respectively.

Gross property, plant, and equipment includes capitalized software costs of $42,927,000 at March 31, 2025, and $40,881,000 at March 31, 2024. Accumulated depreciation includes accumulated amortization on capitalized software costs of $30,740,000 and $28,443,000 at March 31, 2025, and 2024, respectively. Amortization expense on capitalized software costs was $1,935,000, $1,510,000 and $2,132,000 during the years ended March 31, 2025, 2024, and 2023, respectively.

9.     Goodwill and Intangible Assets

The Company has three reporting units as of March 31, 2025 and March 31, 2024. The Linear Motion Products reporting unit (which designs, manufactures, and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at March 31, 2025 and 2024, respectively. The Rest of Products reporting unit (representing the hoist, chain, and forgings, digital power control systems, and distribution businesses) had goodwill of $305,110,000 and $304,760,000 at March 31, 2025 and 2024, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $395,998,000 and $395,875,000 at March 31, 2025 and March 31, 2024, respectivelly. The goodwill associated with the fiscal 2024 acquisition of montratec, as described in Note 3, is included in the Precision Conveyance reporting unit.

Fiscal 2025 Annual Goodwill and Intangible Asset Impairment Test

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value or if economic or other business factors indicate that the fair value of our reporting units may have declined since our last quantitative test, we proceed to a quantitative impairment test. To perform the quantitative impairment test, the Company uses the discounted cash flow method to estimate the fair value of the reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, EBITDA margins and cash flows, the terminal growth rate, and the discount rate. The Company projects discounted cash flows based on each reporting unit's current business, expected developments, and operational strategies over a seven-year period. In estimating the terminal growth rates, the Company considers its historical and projected results, as well as the economic environment in which its reporting units operate. The discount rate rates utilized for each reporting unit reflect the Company's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

We performed the qualitative assessment as of February 28, 2025, for all three reporting units and determined that the quantitative test was required for the Precision Conveyance reporting unit. Based on results of both the qualitative and quantitative impairment tests for the reporting units, the Company determined the fair value was not less than its carrying value. The quantitative test indicated that the fair value of the Precision Conveyance reporting unit exceeded its book value by 2.6%. Please refer to Note 5 for a discussion of the key assumptions used in the quantitative assessment.

In accordance with ASC Topic 350-30-35, indefinite-lived intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. Similar to goodwill, we first assess various qualitative factors in the analysis. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value, we conclude that the indefinite-lived intangible asset is not impaired. If, after completing this assessment, it is determined that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value or if economic or other business factors indicate that the fair value of our indefinite-lived intangible assets may have declined since our last quantitative test, the Company performs a new quantitative test. The methodology used to value trademarks is the relief from royalty method. The recorded book value of these trademarks in excess of the calculated fair value triggers an impairment. The key estimate used in this calculation consists of an overall royalty rate applied to the sales covered by the trademark. After performing a qualitative assessment as of February 28, 2025, we determined that the trademarks were not impaired.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of changes in goodwill during the years ended March 31, 2025 and 2024 is as follows:

Balance at April 1, 2023	$644,629
Acquisition of montratec (Refer to Note 3)	$66,566
Currency translation	$(861)
Balance at March 31, 2024	710,334
Currency translation	473
Balance at March 31, 2025	$710,807

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of both March 31, 2025 and 2024, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

Identifiable intangible assets at March 31, 2025, are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,770	$(9,600)	$13,170
Indefinite-lived trademark	46,294	—	46,294
Customer relationships	355,845	(129,466)	226,379
Acquired technology	112,507	(42,580)	69,927
Other	3,868	(3,076)	792
Balance at March 31, 2025	$541,284	$(184,722)	$356,562

Identifiable intangible assets at March 31, 2024 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$22,404	$(7,903)	$14,501
Indefinite-lived trademark	46,254	—	46,254
Customer relationships	355,489	(108,688)	246,801
Acquired technology	112,467	(35,152)	77,315
Other	3,748	(2,985)	763
Balance at March 31, 2024	$540,362	$(154,728)	$385,634

The Company’s intangible assets that are considered to have finite lives are amortized over the period in which the assets are expected to generate future cash flows. Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 15 years for acquired technology, 6 years for other, and 16 years in total. Trademarks with a book value of $46,294,000 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $29,946,000, $29,396,000, and $26,001,000 for fiscal 2025, 2024, and 2023, respectively.  The increase in amortization expense in fiscal 2024 is the result of the montratec acquisition and related intangible assets acquired. Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be approximately $30,000,000.

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of March 31, 2025.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of March 31, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2025, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2025, fair values reflected in the table below. During the year ended March 31, 2025, the Company was not in default of any of its derivative obligations.

As of March 31, 2025, and 2024, the Company had no derivatives designated as net investments or fair value hedges in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of March 31, 2025, the notional amount of this derivative was $72,040,000, and the contract matures on March 31, 2028. From its March 31, 2025 balance of AOCL, the Company expects to reclassify approximately $36,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of March 31, 2025, the notional amount of these derivatives was $36,528,000, and all contracts mature by December 31, 2025. From its March 31, 2025 balance of AOCL, the Company expects to reclassify approximately $27,000 out of AOCL during the next 12 months based on the expected sales of the goods purchased.

The Company's interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has five interest rate swap agreements outstanding in which it receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027, and March 23, 2029, with an aggregate notional amount of $355,000,000 as of March 31, 2025.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its March 31, 2025 balance of AOCL, the Company expects to reclassify approximately $376,000 out of AOCL, and into interest expense, during the next 12 months.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following is the effect of derivative instruments on the Consolidated Statements of Operation for the years ended March 31, 2025, 2024, and 2023 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
March 31,
2025	Foreign exchange contracts	$17	Cost of products sold	$(27)
2025	Interest rate swap	$1,792	Interest expense	$8,008
2025	Cross currency swap	$434	Foreign currency exchange loss (gain)	$(15)

2024	Foreign exchange contracts	$(168)	Cost of products sold	$(29)
2024	Interest rate swap	$7,145	Interest expense	$9,739
2024	Cross currency swap	$(70)	Foreign currency exchange loss (gain)	$502

2023	Foreign exchange contracts	$57	Cost of products sold	$(201)
2023	Interest rate swap	$7,295	Interest expense	$2,368
2023	Cross currency swap	$5,033	Foreign currency exchange loss (gain)	$2,332

The following is information relative to the Company’s derivative instruments in the Consolidated Balance Sheets as of March 31, 2025 and 2024 (in thousands):

		Fair Value of Asset (Liability) March 31,
Derivatives Designated as Hedging Instruments	March 31,	2025	2024
Foreign exchange contracts	Prepaid expenses and other	$139	$56
Foreign exchange contracts	Accrued Liabilities	(188)	(133)
Interest rate swap	Prepaid expenses and other	597	7,503
Interest rate swap	Other Assets	1	—
Interest rate swap	Accrued Liabilities	(99)	—
Interest rate swap	Other non current liabilities	(1,639)	(381)
Cross currency swap	Prepaid expenses and other	—	199
Cross currency swap	Accrued liabilities	(49)	—
Cross currency swap	Other non current liabilities	(1,800)	(2,541)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

11.     Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2025	2024
Accrued payroll	$37,285	$39,315
Accrued income taxes payable	9,646	15,526
Accrued health insurance	2,813	2,450
Accrued general and product liability costs	4,400	4,600
Customer advances, deposits, and rebates	17,368	17,531
Current ROU lease liabilities	9,961	8,723
Other accrued liabilities	32,434	39,828
	$113,907	$127,973

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2025	2024
Accumulated postretirement benefit obligation	597	$695
Accrued general and product liability costs	15,046	15,388
Accrued pension cost	62,675	70,552
Cross currency swap	1,800	2,541
Deferred income tax	28,302	40,450
Non-current ROU lease liabilities	59,735	60,666
Other non-current liabilities	10,383	12,263
	$178,538	$202,555

For the years ended March 31, 2025 and March 31, 2024, the Accrued general and product liability costs are presented gross of estimated recoveries of $6,995,000 and $7,637,000, respectively. Refer to Note 16 for additional information.

12.     Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2025	2024
Term Loan B	$437,560	$477,560
AR Securitization	25,000	45,000
Unamortized deferred financing costs, net	(3,852)	(5,261)
Total debt	458,708	517,299
Less: current portion	50,000	50,000
Total debt, less current portion	$408,708	$467,299

Term Loan B and Revolving Credit Facility

On May 14, 2021, Columbus McKinnon Corporation (the “Borrower”) entered into an amended and restated credit agreement to provide for a term loan (“Term Loan B”), in the initial amount of $450,000,000 maturing May 14, 2028, and a $100,000,000 revolving line of credit with a group of financial institutions (“Revolving Credit Facility”) maturing May 14, 2026.

The Company borrowed additional funds in accordance with the Accordion feature under its existing Term Loan B facility in the amount of $75,000,000 in both fiscals 2022 and 2024. Proceeds from the first Accordion were used, among other things, to

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

finance the purchase price for the Garvey acquisition, and pay related fees, expenses, and transaction costs. Proceeds from the second Accordion were used, among other things, to repay borrowings on the Amended and Restated Revolving Credit Facility. No material amendment to the terms of the Term Loan B facility or the First Lien Facilities were necessary for the Company to utilize the Accordion feature. The Company recorded $892,000 in deferred financing costs on the first Accordion in Fiscal 2022 and $1,522,000 on the second Accordion in Fiscal 2024, both of which will be amortized over the remaining life of the Term Loan B. The Company borrowed against the expanded Amended and Restated Revolving Credit Facility in May of fiscal 2024 to initially fund the montratec acquisition as described in Note 3.

During fiscal 2024, the Company amended its Revolving Credit Facility increasing its size by $75,000,000 for a total of $175,000,000. The Company incurred fees of $801,000 in this transaction which have been deferred and will be amortized over the remaining term of the Amended and Restated Revolving Credit Facility. The Company borrowed against the expanded Revolving Credit Facility in May of 2023 to initially fund the montratec acquisition as described in Note 3. These borrowings were fully repaid in fiscal 2024.

On March 18, 2024, Columbus McKinnon Corporation entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, dated as of May 14, 2021, by and among the Company, Columbus McKinnon EMEA GmbH, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto, as amended (the “Credit Agreement”). The Fourth Amendment reduces the interest rate margin applicable under the Term Loan B by 25 basis points for both term Secured Overnight Financing Rate ("SOFR") borrowings and base rate borrowings and eliminates the Term SOFR Adjustment on the term loan B only which varied based on the interest period selected. After giving effect to the repricing, the applicable interest rate margins for the Term Loan B are 2.50% for term SOFR borrowings and 1.50% for base rate borrowings. The Company has accounted for the Fourth Amendment as a debt modification, therefore, debt repricing fees incurred in fiscal 2024 were expensed as general and administrative expenses and the deferred financing fees incurred as part of the Term Loan B (discussed below) remain unchanged.

In addition to the above, the Company amended the variable interest component of its Term Loan B and Amended and Restated Revolving Credit Facility to transition from LIBOR to SOFR in fiscal 2024.

The outstanding principal balance of the Term Loan B facility was $437,560,000 and $477,560,000 as of March 31, 2025 and 2024, respectively. The Company made $40,000,000 and $60,000,000 of principal payments on the Term Loan B during fiscal 2025 and fiscal 2024, respectively. The Company is obligated to make $4,976,000 of principal payments on the Term Loan B facility over the next 12 months plus applicable Excess Cash Flow ("ECF") payments, if required, however, plans to pay down approximately $50,000,000 in principal payments in total during such 12 month period. This amount has been recorded within the current portion of long term debt on the Company's Consolidated Balance Sheet with the remaining balance recorded as long term debt.

There were no outstanding borrowings and $15,417,000 outstanding letters of credit issued against the Amended and Restated Revolving Credit Facility as of March 31, 2025. The outstanding letters of credit at March 31, 2025 consisted of $15,417,000 of standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B facility was $7,845,000 as of March 31, 2025 and 2024, respectively. The accumulated amortization balances were $4,201,000 and $2,971,000 as of March 31, 2025 and 2024, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility was $4,828,000 as of March 31, 2025 and March 31, 2024, respectively, which are included in Other assets on the Consolidated Balance Sheet. The accumulated amortization balance is $3,733,000 and $2,655,000 as of March 31, 2025 and March 31, 2024, respectively.

Key Terms of the Term Loan B and Revolving Credit Facility:

•Term Loan B: An aggregate $450,000,000 Term Loan B facility, which requires quarterly principal amortization of 0.25% with the remaining principal due at the maturity date. In addition, if the Company has ECF as defined in the Credit Agreement for the First Lien Facilities (the “First Lien Facilities Credit Agreement”), the ECF Percentage of the Excess Cash Flow for each fiscal year minus optional prepayments of the Loans (except prepayments of Revolving Loans that are not accompanied by a corresponding permanent reduction of Revolving Commitments) pursuant to Section 2.10(a) of the First Lien Facilities Credit Agreement other than to the extent that any such prepayment is funded with the proceeds of Funded Debt, shall be applied toward the prepayment of the Term Loan B facility. The

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

ECF Percentage is defined as 50% stepping down to 25% or 0% based on the achievement of specified Secured Leverage Ratios as of the last day of such fiscal year. Further, the Company may draw additional Incremental Facilities (referred to as an "Accordion") by executing and delivering to JPMorgan Chase Bank, N.A. an Increased Facility Activation Notice specifying the amount of such increase requested. Lenders shall have no obligation to participate in any increase unless they agree to do so in their sole discretion.

•Revolver: An aggregate $100,000,000 (later amended to $175,000,000 as described above) secured revolving facility which includes sublimits for the issuance of standby letters of credit, swingline loans and multi-currency borrowings in certain specified foreign currencies.

•Fees and Interest Rates: Commitment fees and interest rates are determined on the basis of either a Eurocurrency rate or a Base rate plus an applicable margin, and credit spread adjustment. In the case of the Revolving Credit Facility, the applicable margin is based upon the Company's Total Leverage Ratio (as defined in the First Lien Facilities Credit Agreement) in the case of Revolver loans.

•Prepayments: Provisions permitting a Borrower to voluntarily prepay either the Term Loan B facility or Revolver in whole or in part at any time, and provisions requiring certain mandatory prepayments of the Term Loan B facility or Revolver on the occurrence of certain events which will permanently reduce the commitments under the First Lien Facilities Credit Agreement, each without premium or penalty, subject to reimbursement of certain costs of the Lenders.

•Covenants: Provisions containing covenants required of the Company and its subsidiaries including various affirmative and negative financial and operational covenants. The key financial covenant is triggered only on any date when any Extension of Credit under the Amended and Restated Revolving Credit Facility is outstanding (excluding any Letters of Credit) (the “Covenant Trigger”), and prohibits the Total Leverage Ratio for the Reference Period ended on such date from exceeding (i) 6.75:1.00 as of any date of determination prior to June 30, 2021, (ii) 5.50:1.00 as of any date of determination on June 30, 2021 and thereafter but prior to June 30, 2022, (iii) 4.50:1.00 as of any date of determination on June 30, 2022 and thereafter but prior to June 30, 2023 and (iv) 3.50:1.00 as of any date of determination on June 30, 2023 and thereafter.

•Collateral: Obligations under the First Lien Facilities are secured by liens on substantially all assets of the Company and its material domestic subsidiaries.

AR Securitization Facility

On June 20, 2023, the Company entered into an AR Securitization Facility secured by the Company’s U.S. accounts receivable balances (the “AR Securitization Facility”) with a borrowing base of $55,000,000 calculated on a monthly basis, with a maturity date of June 19, 2026. The gross balance of deferred financing costs associated with the AR Securitization Facility was $536,000 as of March 31, 2025 and 2024, respectively. The accumulated amortization balance of $327,000 and $149,000 as of March 31, 2025 and 2024.

As of March 31, 2025, the Company has $25,000,000 outstanding under its AR Securitization Facility. The total U.S. accounts receivable balances which secure the AR Securitization Facility total $78,939,000 as of March 31, 2025.

Key Terms of the AR Securitization Facility:

•The AR Securitization Facility Agreement provides for revolving loans to be made up to a maximum principal amount of $55,000,000.
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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

As of March 31, 2025, there have been no Amortization Events triggered in the AR Securitization Facility. The Company voluntarily paid down $20,000,000 on the AR Securitization Facility in fiscal 2025. The Company has both the ability and intent to have the AR Securitization Facility remain outstanding for the next 12 months. As such, the Company has classified the full $25,000,000 outstanding borrowings under the AR Securitization Facility as long-term debt at March 31, 2025.

The principal payments obligated to be made as of March 31, 2025 on the Term Loan B facility and AR Securitization are as follows:

2026	$4,976
2027	$29,976
2028	$4,976
2029	$422,632
Thereafter	$—
$462,560

Finance Lease

In connection with Dorner acquisition, the Company recorded a finance lease for a manufacturing facility in Hartland, WI under a 23 year lease agreement, which terminates in 2035. The outstanding balance on the finance lease obligation is $12,267,000 as of March 31, 2025 of which $739,000 has been recorded within the Current portion of long term debt and the remaining balance recorded within Term loan, AR securitization facility and finance lease obligations on the Company's Consolidated Balance Sheet. See Note 18 for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants, and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2025, unsecured credit lines totaled approximately $2,920,000, of which nothing was drawn. In addition, unsecured lines of $22,118,000 were available for bank guarantees issued in the normal course of business of which $16,537,000 was utilized as of March 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$268,025	$300,210
Service cost	477	512
Interest cost	9,783	13,548
Actuarial (gain) loss	(5,937)	(2,754)
Benefits paid	(18,733)	(22,650)
Settlement	(95,080)	(20,510)
Foreign exchange rate changes	94	(331)
Benefit obligation at end of year	$158,629	$268,025

Change in plan assets:
Fair value of plan assets at beginning of year	$199,592	$231,667
Actual gain (loss) on plan assets	10,327	4,328
Employer contribution	5,136	6,761
Benefits paid	(18,733)	(22,650)
Settlement	(95,080)	(20,510)
Assets transferred out related to plan termination (see below)	(6,974)	—
Foreign exchange rate changes	(28)	(4)
Fair value of plan assets at end of year	$94,240	$199,592

Funded status	$(64,389)	$(68,433)
Unrecognized actuarial loss	(16,867)	16,229
Net amount recognized	$(81,256)	$(52,204)

The Company terminated both of its Canadian pension plans in fiscal 2024 and terminated one of its U.S. pension plans in fiscal 2025. Lump sum payments were made to eligible participants who elected to receive them in the third and fourth quarter of fiscal year 2024. In fiscal 2024, these lump sum payments along with the overall termination of the two Canadian plans resulted in a settlement charge of $4,984,000 which was recorded in Other (income) expense, net on the Consolidated Statements of Operations. On September 30, 2024, the Company purchased annuity contracts to settle the remaining liabilities of the terminated U.S. plan. The annuity contract purchase resulted in a non-cash settlement charge of $23,634,000 for the year ended March 31, 2025, which was recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. At termination, the pension plan had a pension asset surplus of $6,974,000. This surplus is being used to fund certain obligations associated with the Company's U.S. defined contribution plans. The remaining surplus of the terminated plan is $6,342,000 as of March 31, 2025.

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2025	2024
Other assets	$1,995	$5,905
Accrued liabilities	(3,709)	(3,786)
Other non-current liabilities	(62,675)	(70,552)
Accumulated other comprehensive loss, before tax	(16,867)	16,229
Net amount recognized	$(81,256)	$(52,204)

Other assets are presented separately from pension liabilities for pension plans that are over funded.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Net periodic pension cost included the following components:

	Year Ended March 31,
	2025	2024	2023
Service costs—benefits earned during the period	477	$512	$707
Interest cost on projected benefit obligation	9,783	13,548	11,312
Expected return on plan assets	(7,348)	(11,459)	(10,844)
Net amortization	484	360	851
Settlement	23,634	4,984	(62)
Net periodic pension cost (benefit)	$27,030	$7,945	$1,964

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2025	2024
Projected benefit obligation	$66,384	$171,273
Fair value of plan assets	—	96,935

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2025	2024
Accumulated benefit obligation	$64,219	$168,488
Fair value of plan assets	—	96,935

Unrecognized gains and losses are amortized through March 31, 2025, on a straight-line basis over the average remaining service period of active participants. Starting in fiscal 2016, the Company changed the amortization period of its largest plan to the average remaining lifetime of inactive participants, as a significant portion of the plan population is now inactive. This change increases the amortization period of the unrecognized gains and losses.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	2025	2024	2023
Discount rate	4.75%	4.82%	4.82%
Expected long-term rate of return on plan assets	5.05%	5.27%	4.13%
Rate of compensation increase on active plans	3.00%	3.00%	3.00%
Interest crediting rates used in cash balance pension plans	4.38%	4.95%	4.05%

The expected rates of return on plan asset assumptions are determined considering long-term historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	Target	Actual
	2026	2025	2024
Equity securities	—%	11%	8%
Fixed income securities	100%	89%	92%
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The Company's policy is to de-risk the portfolio by

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

increasing liability-hedging investments as the pension liability funded status increases, which is known as the glide path method. In fiscal 2026, the Company expects its U.S. plan to be fully funded, and will therefore further de-risk its portfolio. Within the table above, cash equivalents are categorized as fixed income as they earn lower returns than equity securities which includes alternative real estate funds (shown in the fair value tables below).

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company plans to contribute approximately $3,778,000 to its pension plans in fiscal 2026.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2026	$13,685
2027	13,612
2028	13,335
2029	13,026
2030	12,592
2031-2035	57,263

Postretirement Benefit Plans

The Company sponsors a defined benefit other postretirement health care plan that provide medical and life insurance coverage to certain U.S. retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory. The net periodic postretirement benefit income for fiscal 2025 was $144,000 and the liability at March 31, 2025 is $733,000 with $597,000 included in Other non-current liabilities and $136,000 included in Accrued liabilities in the Consolidated Balance Sheet.

The Company has collateralized split-dollar life insurance arrangement with one of its former officers.  Under this arrangement, the Company pays certain premium costs on life insurance policy for the former officer.  Upon the later of the death of the former officer and their spouse, the Company will receive all of the premiums paid to-date.  The net periodic pension cost for fiscal 2025 was $32,000 and the liability at March 31, 2025 is $2,917,000 with $2,837,000 included in Other non-current liabilities and $80,000 included in Accrued liabilities in the Consolidated Balance Sheet.  The cash surrender value of the policies is $2,474,000 and $2,392,000 at March 31, 2025 and 2024, respectively.  The balance is included in Other assets in the consolidated balance sheet.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees and certain international employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based on employee eligibility and participation. The Company recorded a charge for such contributions of approximately $6,686,000, $6,288,000, and $5,808,000 for the years ended March 31, 2025, 2024, and 2023, respectively which are included in Cost of Products Sold, Selling Expenses, and General and Administrative Expenses within the Consolidated Statements of Operations.
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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2025	2024
Asset categories:
Equity securities	$10,735	$15,266
Fixed income securities	83,216	81,890
Common collective trusts	—	98,117
Cash equivalents	289	4,319
Total	$94,240	$199,592

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2025 and March 31, 2024 were as follows:

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2025:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$—	$10,735	$—	$—	$10,735
Fixed income securities	—	83,216	—	—	83,216
Cash equivalents	—	289	—	—	289
Total	$—	$94,240	$—	$—	$94,240
(1) Reflects the net asset value (NAV) practical expedient used to approximate fair value.

	Measured at NAV (1)	Quoted Prices in Active Markets for Identical Assets	Significant other observable Inputs	Significant unobservable Inputs
As of March 31, 2024:		(Level 1)	(Level 2)	(Level 3)	Total
Asset categories:
Equity securities	$—	$15,266	$—	$—	$15,266
Fixed income securities	—	81,890	—	—	81,890
Common collective trusts	98,117	—	—	—	98,117
Cash equivalents	—	4,319	—	—	4,319
Total	$98,117	$101,475	$—	$—	$199,592

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

14.     Employee Stock Ownership Plan ("ESOP")

Effective January 1, 2012, the ESOP was closed to new hires.  Prior to this date, substantially all of the Company’s U.S. non-union employees were participants in the ESOP. Additionally, during the year ended March 31, 2015, the final loan payment was made by the ESOP to the Company and there was no compensation expense recorded in fiscal years 2025, 2024, or 2023.

At March 31, 2025 and 2024, 143,000 and 160,000 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. There are no shares of collateralized common stock related to the ESOP loan outstanding at March 31, 2025 and no ESOP shares were pledged as collateral to guarantee the ESOP term loans.

15.     Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options, unvested restricted stock units, unvested performance shares, and unvested restricted stock. Stock options, restricted stock units, and performance shares with respect to 1,756,000 common shares for the fiscal year ended March 31, 2025 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss. The net loss was the result of the Company's U.S. pension plan termination, plant consolidation activities, and Kito acquisition related expenses. Refer to Notes 3 and 13 for additional information regarding these transactions.

Stock options and performance shares with respect to 479,000 common shares were not included in the computation of diluted earnings per share for fiscal 2024 because they were antidilutive. An additional 165,000 in contingently issuable shares were not included in the computation of diluted earnings per share in Fiscal 2024 because a performance condition had not yet been met.

The following table sets forth the computation of basic and diluted earnings per share (share data presented in thousands):

	Year Ended March 31,
Numerator for basic and diluted earnings per share:	2025	2024	2023
Net income (loss)	$(5,138)	$46,625	$48,429

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	28,738	28,728	28,600
Effect of dilutive employee stock options, RSU's and performance shares	—	298	218

Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	28,738	29,026	28,818

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

Stock based compensation expense was $6,256,000, $12,039,000, and $10,425,000 for fiscal 2025, 2024, and 2023, respectively. Stock compensation expense is included in cost of products sold, selling, general and administrative, and research and development expenses depending on the nature of the service of the employee receiving the award. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award, for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Long Term Incentive Plan

Under the 2016 LTIP, the total number of shares of common stock with respect to which awards may be granted under the plan has increased to 5,300,000 in fiscal 2025 as a result of the fiscal 2025 amendment described above. As of March 31, 2025, 2,562,000 shares remain available for future grants. The 2016 LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2025, is as follows:

	Shares	Weighted- average Exercise Price per share	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2022	679,785	$33.82	7.08	$15,294
Granted	394,586	34.91
Exercised	(32,158)	22.15
Cancelled	(67,042)	35.32
Outstanding at March 31, 2023	975,171	$34.54	7.13	$5,497
Granted	298,674	36.19
Exercised	(62,060)	25.73
Cancelled	(17,945)	37.49
Outstanding at March 31, 2024	1,193,840	$35.37	6.93	$12,392
Granted	188,089	45.34
Exercised	(12,648)	29.44
Cancelled	(115,655)	41.26
Outstanding at March 31, 2025	1,253,626	36.38	5.99	$80
Exercisable at March 31, 2025	802,964	$37.51	4.91	$80

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2025. The aggregate intrinsic value of outstanding options as of March 31, 2025 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 51,957 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2025 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 51,957 exercisable options that were in-the-money at that date. The Company's closing stock price was $16.70 as of March 31, 2025. The total intrinsic value of stock options exercised was $120,000, $870,000, and $360,000 during fiscal 2025, 2024, and 2023, respectively.

The grant date fair value of options that vested was $11.55, $11.00, and $10.36 during fiscal 2025, 2024, and 2023, respectively.

As of March 31, 2025, $2,615,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.7 years.

Exercise prices for options outstanding as of March 31, 2025, ranged from $15.16 to $54.26. The following table provides certain information with respect to stock options outstanding at March 31, 2025:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Range of Exercise Prices
$10.01 to 20.00	51,957	$15.16	1.15
$20.01 to 30.00	148,747	$25.15	3.38
$30.01 to $40.00	737,078	$34.66	6.27
$40.01 to $50.00	178,645	$45.48	8.71
$50.01 to $60.00	137,199	$54.26	5.59
	1,253,626	$36.38	5.99

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The following table provides certain information with respect to stock options exercisable at March 31, 2025:

Range of Exercise Prices	Stock Options Exercisable	Weighted- average Exercise Price per share
$10.01 to 20.00	51,957	$15.16
$20.01 to 30.00	148,747	25.15
$30.01 to $40.00	459,600	34.33
$40.01 to $50.00	6,365	49.36
$50.01 to $60.00	136,295	54.26
	802,964	$37.51

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of the options was $17.13, $12.97, and $11.13 for options granted during fiscal 2025, 2024, and 2023, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2025, 2024, and 2023:

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
Assumptions:
Risk-free interest rate	4.76%	4.28%	2.53%
Dividend yield	0.62%	0.77%	0.81%
Volatility factor	0.342	0.336	0.330
Expected life	5.5 years	5.5 years	5.5 years

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Restricted Stock Units

The Company granted restricted stock units under the 2016 LTIP during fiscal 2025, 2024, and 2023 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  For fiscal 2023, 2024, and 2025 restricted stock units for employees vest ratably based on service one-third after each of years one, two, and three.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2025 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2022	244,736	$39.86
Granted	161,582	31.61
Vested	(132,953)	35.44
Forfeited	(26,140)	38.15
Unvested at March 31, 2023	247,225	$37.02
Granted	159,816	37.57
Vested	(145,862)	39.21
Forfeited	(10,267)	41.61
Unvested at March 31, 2024	250,912	$35.91
Granted	136,870	39.71
Vested	(127,514)	38.60
Forfeited	(12,632)	40.56
Unvested at March 31, 2025	247,636	$36.38

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2025 is $3,356,000 and is expected to be recognized over a weighted average period of 1.8 years.  The fair value of restricted stock units that vested during the year ended March 31, 2025 and 2024 was $4,922,000 and $5,720,000, respectively.

Performance Shares

The Company granted performance shares under the 2016 LTIP during fiscal 2025, 2024, and 2023. Performance based shares are recognized as compensation expense based upon their grant date fair value and to the extent it is probable that the performance conditions will be met.  This expense is recognized ratably over the 3-year period that these shares are restricted.

Fiscal 2023 performance shares issued are granted pursuant to a performance condition based upon the Company’s Consolidated Return on Invested Capital ("ROIC") for the twelve months ended March 31, 2025. During fiscal 2025, the Company determined that the performance condition on its fiscal 2023 performance shares would not be fully met. The Company has adjusted its stock-based compensation expense accordingly in fiscal 2025. Fiscal 2024 performance shares issued are granted pursuant to a performance condition based upon the Company’s Consolidated ROIC for the twelve months ended March 31, 2026. At this time, the Company believes the March 31, 2026 performance condition will not be fully met and has adjusted compensation expense accordingly. Fiscal 2025 performance shares issued are granted pursuant to a performance condition based upon the Company’s revenue and EBITDA margin growth rates in fiscal 2025, 2026, and 2027. At this time, the Company believes the fiscal 2025 portion of the performance condition will not be met and has adjusted compensation expense accordingly.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2025 is as follows:

	Shares	Weighted-average Grant Date Fair Value per share
Unvested at April 1, 2022	138,032	$35.35
Granted	67,606	33.03
Forfeited	(26,633)	35.26
Unvested at March 31, 2023	179,005	$34.49
Granted	73,453	36.58
Vested	(39,720)	35.95
Forfeited	(33,838)	28.66
Unvested at March 31, 2024	178,900	$36.13
Granted	123,401	37.44
Vested	(19,960)	53.56
Forfeited	(27,485)	50.02
Unvested at March 31, 2025	254,856	$33.90

The Company had $3,578,000 in unrecognized compensation costs related to the unvested performance share awards as of March 31, 2025.

Directors Stock

During fiscal 2025, 2024, and 2023, a total of 28,112, 28,512, and 41,313 shares of stock, respectively, were granted under the 2016 LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $37.61, $41.17, and $28.91 for fiscal 2025, 2024, and 2023, respectively. The expense related to the shares was $1,057,000, $1,174,000 and $1,194,000 for fiscal 2025, 2024 and 2023, respectively.

Dividends

On March 24, 2025, the Company's Board of Directors approved payment of a quarterly dividend of $0.07 per common share, representing an annual dividend rate of $0.28 per share. The dividend was paid on May 12, 2025, to shareholders of record on May 2, 2025 and totaled approximately $2,003,000.

Stock Repurchase Plan

On March 26, 2019, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $20 million of the Company's common stock. The Company repurchased 31,000 shares of its common stock at an aggregate cost of $1,010,000 in accordance with this plan during the fiscal year ended March 31, 2023. In fiscal 2025, the Company repurchased an additional 293,000 shares of its common stock at an aggregate cost of $9,945,000 in accordance with this plan. The value of the shares purchased are reflected as Treasury stock on the Company's Consolidated Balance Sheets as of March 31, 2025.

16.     Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to its business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

were $19,446,000 (gross of estimated insurance recoveries of $6,995,000) and $19,988,000 (gross of estimated insurance recoveries of $7,637,000) of which $15,046,000 and $15,388,000 are included in Other non current liabilities and $4,400,000 and $4,600,000 in Accrued liabilities as of March 31, 2025 and 2024, respectively.  The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	Year Ended March 31,
	2025	2024	2023
Accrued general and product liability, beginning of year	$19,988	$21,103	$22,575
Estimated insurance recoveries	(642)	(634)	(889)
Add provision for claims	3,776	2,226	3,025
Deduct payments for claims	(3,676)	(2,707)	(3,608)
Accrued general and product liability, end of year	$19,446	$19,988	$21,103

Estimated insurance recoveries	(6,995)	(7,637)	(8,272)
Net accrued general and product liability, end of year	$12,451	$12,351	$12,831

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through CMIC, its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2025. The Company also purchases excess general and product liability insurance up to an aggregate $75,000,000 limit. In fiscal 2026, the aggregate limit was increased to $100,000,000.

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

Based on actuarial information, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $4,300,000 and $7,900,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from March 31, 2025.  The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $6,009,000. The Company has reflected the liability gross of insurance recoveries of $6,995,000 as a liability in the consolidated financial statements as of March 31, 2025. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,600,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

A share of the Company's previously incurred asbestos-related expenses and future asbestos-related expenses are covered by pre-existing insurance policies. The Company had been engaged in a legal action against the insurance carriers for those

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

policies to recover past expenses and future costs incurred. The Company came to an agreement with the insurance carriers to settle its case against them for recovery of a portion of past costs and future costs for asbestos-related legal defense costs. The agreement was finalized during the quarter ended September 30, 2020. The terms of the settlement require the carriers to pay gross defense costs prior to retro-premiums of 65% for future asbestos-related defense costs subject to an annual cap of $1,650,000 for claims covered by the settlements.

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of March 31, 2025 and 2024. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Balance Sheet in the amount of $6,995,000 and $7,637,000, which offsets its asbestos reserves, at March 31, 2025 and 2024, respectively.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $1,139,000 and $842,000, which has been reflected as a liability in the consolidated financial statements at March 31, 2025 and 2024, respectively.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,303,000, which has been reflected as a liability in the consolidated financial statements as of March 31, 2025. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of fiscal 2025, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company plans to appeal and along with its attorneys believes it will be successful in overturning this verdict and that payment of the damages is not probable. As such the Company has not accrued the damages as a liability in the Consolidated Balance Sheet at March 31, 2025.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010. The Company has recorded a liability of $430,000, included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has accrued as of March 31, 2025 a total of $762,000 which, in our opinion, is sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2024.

17.     Income Taxes
United States income (loss) before income tax expense was $(44,297,000), $20,464,000, and $26,076,000 for the years ended March 31, 2025, 2024, and 2023, respectively. Income before income tax expense also includes foreign subsidiary income of $38,791,000, $41,063,000, and $48,399,000 for the years ended March 31, 2025, 2024, and 2023, respectively.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the differences were as follows:

	Year Ended March 31,
	2025	2024	2023
Statutory federal income tax rate (1)	21.00%	21.00%	21.00%
Expected tax expense (benefit) at statutory rate	$(1,156)	$12,921	$15,640
State income taxes net of federal benefit	(514)	652	2,719
Foreign taxes at rates other than statutory federal rate	(431)	(247)	1,757
Employee benefits	483	1,347	1,207
US benefit on foreign derived income	(259)	(686)	(477)
US Tax on foreign earnings	379	757	1,257
Permanent items (4)	421	694	168
Valuation allowance (3)	181	(1,109)	(787)
Federal tax credits	(1,002)	(1,384)	(1,539)
Other (3)	(28)	1,437	285
Tax audit adjustments (2)	—	(819)	2,523
Unremitted earnings	397	501	720
Reversal of stranded tax effects from AOCI	961	(22)	—
Interest income from tax refunds	(505)	—	—
Non-deductible interest	286	420	119
Transfer pricing adjustments	600	—	—
Return to provision adjustment	(180)	440	2,454
Actual tax provision expense	$(367)	$14,902	$26,046
(1) Fiscal year 2024 and 2023 table amounts have been adjusted to be consistent with individual rate reconciling items disclosed for fiscal 2025.
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
(4) For fiscal 2024, a tax impact of $525,000 from non-deductible transaction costs was incurred as part of the montratec GmbH acquisition.

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2025	2024	2023
Current income tax expense (benefit):
United States Federal	$6,843	$15,375	$7,772
State taxes	850	2,715	2,218
Foreign	12,226	12,097	16,356
Deferred income tax expense (benefit):
United States	(17,411)	(12,451)	(517)
Foreign	(2,875)	(2,834)	217
	$(367)	$14,902	$26,046

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2025	2024
Deferred tax assets (1):
Federal net operating loss carryforwards	$10,649	$11,779
State and foreign tax loss and credit carryforwards	8,992	9,354
Employee benefit plans	9,624	12,203
Inventory	4,243	3,853
Insurance reserves	3,060	3,301
Accrued vacation and incentive costs	2,943	3,929
Federal tax credit carryforwards	12,080	12,094
ASC 842 Lease Liability	19,996	20,120
Equity compensation	5,309	5,247
Capitalized Research and Development Costs	15,069	12,029
Interest Carryforwards	10,411	5,657
Other	341	—
Valuation allowance	(15,802)	(15,156)
Deferred tax assets after valuation allowance	86,915	84,410
Deferred tax liabilities:
Property, plant, and equipment	(5,909)	(7,525)
ASC 842 Right-of-Use Asset	(16,807)	(18,509)
Intangible assets	(88,275)	(96,494)
Other	—	(535)
Unremitted earnings	(1,322)	—
Total deferred tax liabilities	(112,313)	(123,063)
Net deferred tax assets (liabilities)	$(25,398)	$(38,653)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

(1) Fiscal year 2024 table amounts have been adjusted to be consistent with individual deferred tax items disclosed for fiscal 2025.

The valuation allowance includes $1,151,000 and $989,000 primarily related to foreign net operating losses at March 31, 2025 and 2024, respectively. The valuation allowance also includes $2,571,000 and $2,091,000 for state net operating losses at March 31, 2025 and 2024, respectively. The remaining valuation allowance primarily relates to foreign tax credits which the Company believes it will not utilize of $12,080,000 and $12,076,000 for the years ended March 31, 2025 and 2024, respectively.

The Company’s foreign subsidiaries have tax-effected net operating loss carryforwards of $4,648,000 that expire in periods ranging from five years to indefinite. Federal net operating loss carryforwards of $50,711,000 remain from the acquisition of Magnetek, have expiration dates ranging from fiscal 2026 through 2036, and are subject to certain limitations under U.S. tax law. State net operating losses of $59,159,000 either have indefinite carryforward periods or have expiration dates ranging from fiscal 2026 through 2045.  The federal tax credits have expiration dates ranging from fiscal 2029 to 2034. Included in the State and foreign net operating loss and credit carryforwards category above are $1,221,000 of state tax credit carryforwards. These state tax credit carryforwards have expiration dates ranging from fiscal 2026 to 2039.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2025	2024
Net non-current deferred tax assets	$2,904	$1,797
Net non-current deferred tax liabilities	(28,302)	(40,450)
Net deferred tax assets (liabilities)	$(25,398)	$(38,653)

Net non-current deferred tax liabilities are included in other non-current liabilities.

As of March 31, 2025, the Company has determined that certain foreign amounts, which can be distributed tax efficiently, are not permanently reinvested where earned. As of March 31, 2025, a tax liability of approximately $1,322,000 has been accrued for taxes that would be incurred upon repatriation of the earnings that are not permanently reinvested. As of March 31, 2025, $79,490,000 of unremitted earnings of other subsidiaries and outside basis differences other than unremitted earnings are intended to be permanently reinvested.  It is not practicable to calculate the amount of unrecognized deferred tax related to these basis differences.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2025	2024	2023
Beginning balance	$411	$411	$414
Additions for prior year tax positions	563	—	—
Foreign currency translation	25	—	(3)
Ending balance	$999	$411	$411

The Company had $96,000, $76,000, and $68,000 accrued for the payment of interest and penalties at March 31, 2025, 2024, and 2023 respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations. $999,000 of the unrecognized tax benefits as of March 31, 2025 would impact the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months, however an estimate of the change cannot be made.

The Company and its subsidiaries file income tax returns in the U.S., various state, local, and foreign jurisdictions. The Company’s major tax jurisdictions are the United States and Germany.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the United States for tax years prior to March 31, 2022 and in Germany for tax years prior to March 31, 2012. The Company has a current tax examination in Germany underway for fiscal years 2012 through 2021.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

The Inflation Reduction Act ("IRA") was enacted in fiscal year 2023 and includes the implementation of a new 15% minimum tax on book income of certain large corporations, an excise tax on stock buybacks, and various tax credits and incentives for energy and clean climate initiatives, among other provisions. The Company has evaluated the IRA and its provisions did not have a material impact to the Company's consolidated financial statements for fiscal 2024 or 2025.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. Pillar Two legislation became effective for the Company during fiscal 2025 and the impact to current year tax expense was immaterial.

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

The Company's leases have lease terms ranging from 1 to 23 years, some of which include options to extend or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain material residual value guarantees or any material restrictive covenants. The Company recorded a finance lease for a manufacturing facility in Hartland, WI that has a 23 year lease term which terminates in 2035 as a result of the Dorner acquisition. As of March 31, 2025, the Company does not have any significant additional leases that have not yet commenced.

Significant Inputs:

The following table presents the weighted average remaining lease term and discount rate as of March 31, 2025 and March 31, 2024, respectively:

	March 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	8.30	9.16
Finance leases	10.58	11.58

Operating leases	7.05%	6.96%
Finance leases	4.51%	4.51%

Amounts recognized on the financial statements

The following table illustrates the balance sheet classification for lease assets and liabilities as of March 31, 2025 and March 31, 2024, respectively (in thousands):

	March 31,
	2025	2024
Operating leases:
Other assets (1)	59,506	$65,584

Accrued liabilities	9,961	8,723
Other non current liabilities	59,735	60,666
Total operating liabilities	$69,696	$69,389

Finance leases:
Net property, plant, and equipment	$10,595	$11,596

Current portion of long-term debt and finance lease obligation	739	670
Term loan and finance lease obligations	11,528	12,267
Total finance liabilities	$12,267	$12,937

Operating lease expense of $14,433,000, $12,550,000 and $9,197,000 for the fiscal years ending March 31, 2025, 2024, and 2023, respectively, is included in Income from operations on the Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses are not material for the fiscal year ending March 31, 2025, 2024, and 2023, respectively. Finance lease expense of $1,001,000 for both fiscal years ending March 31, 2025 and 2024, is included in Income from operations on the Consolidated Statements of Operations, and $566,000 and $597,000 and is included in Interest and debt expense for the fiscal years ending March 31, 2025 and 2024, on the Company's Consolidated Statements of Operations related to the finance lease.

Other lease disclosures

Future maturities of leases as of March 31, 2025, were as follows (in thousands):

Year:	Operating Leases	Finance Leases
2026	$14,343	1,274
2027	13,799	1,312
2028	12,097	1,351
2029	9,220	1,392
2030	8,176	1,433
Thereafter	38,639	8,832
Total undiscounted lease payments	$96,274	$15,594
Less: imputed interest	$26,578	$3,327
Present value of lease liabilities	$69,696	$12,267

Supplemental cash flow information related to leases is as follows (in thousands):

	Year ended March 31, 2025	Year ended March 31, 2024	Year ended March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$12,014	$9,454	$8,872
Cash paid for amounts included in the measurement of finance lease liabilities	$1,237	$1,200	$1,166
ROU assets obtained in exchange for new operating lease liabilities	$8,173	$22,506	$31,423

19.     Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company has one operating and reportable segment for both internal and external reporting purposes.

The Company’s Chief Executive Officer (“CEO”), who is its chief operating decision maker (“CODM”), evaluates the performance of the Company’s operating segment based on Income from operations. The CODM reviews budget-to-actual variances and year over year performance when making operating decisions to allocate resources to the segment.

The significant segment expenses that are regularly provided on a quarterly basis to CODM are cost of products sold, research and development expenses, selling expenses, general and administrative expenses and amortization of intangibles, which are presented on the face of the Consolidated Statements of Operations and included in the calculation of Operating Income.

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2025	2024	2023
Net sales:
United States	$556,972	$591,497	$595,363
Germany	217,189	233,797	175,294
Europe, Middle East, and Africa (Excluding Germany)	116,749	112,839	97,597
Canada	17,479	21,431	18,883
Asia Pacific	22,173	17,877	16,720
Latin America	32,465	36,099	32,383
Total	$963,027	$1,013,540	$936,240

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Note: Net sales to external customers are attributed to geographic areas based upon the location from which the product was shipped from the Company to the customer.

	Year Ended March 31,
	2025	2024	2023
Total assets:
United States	$1,079,209	$1,129,237	$1,127,321
Germany	540,515	553,103	417,167
Europe, Middle East, and Africa (Excluding Germany)	76,831	90,921	81,413
Canada	6,811	9,606	12,668
Asia Pacific	11,821	14,094	16,063
Latin America	23,601	28,984	43,823
Total	$1,738,788	$1,825,945	$1,698,455

	Year Ended March 31,
	2025	2024	2023
Long-lived assets:
United States	$762,328	$781,232	$791,835
Germany	398,188	407,136	295,233
Europe, Middle East, and Africa (Excluding Germany)	8,625	8,156	8,254
Canada	1,071	1,190	1,267
Asia Pacific	1,854	2,058	2,207
Latin America	1,467	2,591	2,730
Total	$1,173,533	$1,202,363	$1,101,526

Note: Long-lived assets include net property, plant, and equipment, goodwill, and other intangibles, net.

Sales by major product group are as follows:	Year Ended March 31,
	2025	2024	2023
Hoists	$479,612	$494,726	$456,300
High Precision Conveyors	154,660	163,462	149,586
Chain and rigging tools	76,072	74,075	76,990
Industrial cranes	37,113	39,520	38,369
Actuators and rotary unions	87,735	97,303	84,663
Digital power control and delivery systems	110,379	122,344	102,962
Elevator application drive systems	17,456	22,110	27,370
Total	$963,027	$1,013,540	$936,240

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

20.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2025	2024
Foreign currency translation adjustment – net of tax	$(33,942)	$(32,785)
Pension liability – net of tax	12,661	(12,924)
Postretirement obligations – net of tax	1,573	1,675
Split-dollar life insurance arrangements – net of tax	526	553
Derivatives qualifying as hedges – net of tax	(1,919)	3,804
Accumulated other comprehensive loss	$(21,101)	$(39,677)

The deferred taxes related to the adjustments associated with the items included in accumulated other comprehensive loss, net of deferred tax asset valuation allowances, were $(6,530,121), $636,000, and $(6,371,000) for fiscal 2025, 2024, and 2023 respectively.  Refer to Note 17 for discussion of the deferred tax asset valuation allowance.  In the period subsequent to our initial recording of the valuation allowance in fiscal 2011, increases and decreases to both the deferred tax assets associated with items in accumulated other comprehensive loss, and the valuation allowance, have been recorded as offsets to comprehensive income.

As a result of the Tax Cuts and Jobs Act (the "TCJA"), the Company recorded as an offsetting entry a $(7,251,000) stranded tax effect in the minimum pension liability component and a $(194,000) stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income in fiscal 2018. As a result of the pension termination in fiscal 2025, $(7,050,000) of the stranded tax effect was released from accumulated other comprehensive loss and recorded as a decrease of income taxes in the consolidated statement of operations. The resulting stranded tax effect of $201,000 relates to the Company's remaining U.S. pension plan. The stranded tax effect related to the other post retirement obligations component was not material.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2011, the Company recorded as an offsetting entry a $7,605,000 stranded tax effect in the minimum pension liability component, $935,000 stranded tax effect in the other post retirement obligations component and a $747,000 stranded tax effect in the split dollar life insurance arrangement component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2013, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations. As a result of the pension termination in fiscal 2025, the stranded tax effect of $7,605,000 was released from accumulated other comprehensive loss and recorded as a decrease of income taxes in the consolidated statement of operations.

As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $406,000 stranded tax effect in the minimum pension liability component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2006, the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statement of operations. As a result of the pension termination in fiscal 2025, the stranded tax effect of $406,000 was released from accumulated other comprehensive loss and recorded as a decrease of income taxes in the consolidated statement of operations.

The stranded tax effects described above are in accordance with ASC Topic 740, “Income Taxes” even though the impact of the TCJA and the deferred tax asset valuation allowance described above were initially established as an adjustment to comprehensive income. This amount will remain indefinitely as a component of accumulated other comprehensive loss.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(tabular amounts in thousands, except share data)

Changes in accumulated other comprehensive income by component are as follows (in thousands):

	March 31, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(10,696)	$(32,785)	$3,804	(39,677)
Other comprehensive income (loss) before reclassification	7,274	(1,157)	2,243	8,360
Amounts reclassified from other comprehensive loss to net income	18,182	—	(7,966)	10,216
Net current period other comprehensive (loss) income	25,456	(1,157)	(5,723)	18,576
Ending balance net of tax	$14,760	$(33,942)	$(1,919)	$(21,101)

	March 31, 2024
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$(12,800)	$(32,352)	$7,109	(38,043)
Other comprehensive income (loss) before reclassification	(1,979)	(433)	6,907	4,495
Amounts reclassified from other comprehensive loss to net income	4,083	—	(10,212)	(6,129)
Net current period other comprehensive (loss) income	2,104	(433)	(3,305)	(1,634)
Ending balance net of tax	$(10,696)	$(32,785)	$3,804	$(39,677)

Details of amounts reclassified out of accumulated other comprehensive loss for the year ended March 31, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on consolidated statement of operations
Net pension amount unrecognized
	$24,118	(1)
	24,118	Total before tax
	(5,936)	Tax benefit
	$18,182	Net of tax

Change in derivatives qualifying as hedges
	$36	Cost of products sold
	(10,717)	Interest expense
	20	Foreign currency
	(10,661)	Total before tax
	2,695	Tax benefit
	$(7,966)	Net of tax
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 for additional details.)

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
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 13 for additional details.)

21.     Effects of New Accounting Pronouncements

Recently adopted

On April 1, 2024, the Company adopted Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures for significant segment expenses. The guidance was effective retrospectively for the Company as of April 1, 2024 for the annual period. The guidance is effective retrospectively for the Company as of April 1, 2025 for the interim periods. As a result, the Company has enhanced its segment disclosures to include the presentation of significant cost and expenses by segment. The adoption of this ASU only affects the Company’s disclosures, with no impacts to the financial condition and results of operations. All applicable disclosures have been included in Note 19.

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2025, 2024, and 2023
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition/Divestiture	Deductions		Balance at End of Period
Year ended March 31, 2025:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,827	$3,641	$(6)	$—	$2,582	(1)	$4,880
Deferred tax asset valuation allowance	15,156	648	(2)	—	—		15,802
Total	$18,983	$4,289	$(8)	$—	$2,582		$20,682
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$12,351	$3,776	$—	$—	$3,676	(2)	$12,451
Year ended March 31, 2024:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,620	$1,225	$(3)	$64	$1,079	(1)	$3,827
Deferred tax asset valuation allowance	15,978	(805)	(17)	—	—		15,156
Total	$19,598	$420	$(20)	$64	$1,079		$18,983
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$12,831	$2,226	$—	$—	$2,706	(2)	$12,351
Year ended March 31, 2023:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,717	$1,055	$(96)	$—	$3,056	(1)	$3,620
Deferred tax asset valuation allowance	16,147	77	(246)	—	—		15,978
Total	$21,864	$1,132	$(342)	$—	$3,056		$19,598
Reserves on balance sheet:
Accrued general and product liability costs, net of insurance recoveries	$13,414	$3,025	$—	$—	$3,608	(2)	$12,831

_________________
(1)Uncollectible accounts written off, net of recoveries
(2)Insurance claims and expenses paid

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbus McKinnon Corporation

Opinion on Internal Control over Financial Reporting

We have audited Columbus McKinnon Corporation’s (the Company) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated May 21, 025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
May 28, 2025

Item 9B.    Other Information

Trading Plans

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers, employees and agents. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Copies of our Insider Trading Policy, our Insider Trading Pre-Clearance and Blackout Policy and our Policy Regarding Establishment of SEC Rule 10b5-1 Plans and Other Trading Arrangements are filed with this report as Exhibit 19.1, Exhibit 19.2 and Exhibit 19.3, respectively.

Other than the information above, the information required by this item is incorporated herein by reference to the sections entitled "Election of Directors," "Our Executive Officers" and "Corporate Governance Policy" in our 2025 Proxy Statement.

The charters of our Audit Committee, Human Capital, Compensation and Succession Committee, and Corporate Governance and Nomination Committee are available on our website at www.cmco.com and are available to any shareholder upon request to the Corporate Secretary. The contents of our website are not, and should not, be deemed to be incorporated by reference into this Form 10-K or otherwise filed with the SEC.

We have adopted a Code of Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our directors.  Our Code of Business Conduct is available on our website at www.cmco.com. We intend to disclose any amendment to, or waiver from, the Code of Business Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 5.05 of Form 8-K by posting such amendment or waiver, as applicable, on our website.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled "Director Compensation," "Compensation of Executive Officers" and "Compensation Discussion and Analysis" in our 2025 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Compensation Discussion and Analysis — Equity Compensation Plan Information" in our 2025 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance Policy — Board of Directors Independence" in our 2025 Proxy Statement.

Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section entitled "Principal Accountant Fees and Services" in our 2025 Proxy Statement.

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

(3)Exhibits:

Exhibit Number	Exhibit

2.1	Share Purchase Agreement, dated April 25, 2023, by and between Columbus McKinnon EMEA GmbH, as purchaser and montratec Holding S.a.r.l, as seller (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 26, 2023).

2.2	Stock Purchase Agreement, dated as of February 10, 2025, by and among Columbus McKinnon Corporation, Kito Crosby Limited, the equityholders of Kito Crosby Limited as set forth on the signature pages thereto and Ascend Overseas Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 10, 2025).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 21, 2022).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 11, 2023).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

4.2	Description of Securities of Columbus McKinnon Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023).

#10.1	Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

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

#10.8	The 2014 Stock Incentive Plan of Magnetek, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2015).

#10.9	Columbus McKinnon Corporation Second Amended and Restated 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 22, 2024).

#10.10
Form of Time-Based Restricted Stock Unit Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.11
Form of Nonqualified Stock Option Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.12
Form of Performance Stock Unit Award Agreement for the Columbus McKinnon Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021).

#10.13	Employment agreement effective May 11, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.14	Change in Control Agreement effective May 11, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2020).

#10.15	Employment Agreement Amendment effective June 1, 2020, by and between Columbus McKinnon Corporation and David J. Wilson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 3, 2020).

10.16	Amended and Restated Credit Agreement, dated May 14, 2021, by and among Columbus McKinnon Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021).

10.17	First Amendment, dated as of November 30, 2021, to the Amended and Restated Credit Agreement, between Columbus McKinnon Corporation and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023).

10.18	LIBOR Transition Amendment, dated as of May 8, 2023, to the Amended and Restated Credit Agreement, among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, each other guarantor party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023).

10.19	Second Amendment, dated as of May 18, 2023, to the Amended and Restated Credit Agreement, among Columbus McKinnon Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Second Amendment Revolving Lender, Swingline Lender and Issuing Lender, and the lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2023).

10.20	Third Amendment, dated as of June 26, 2023, to the Amended and Restated Credit Agreement, by and among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 26, 2023).

10.21	Fourth Amendment, dated as of March 18, 2024, to the Amended and Restated Credit Agreement, by and among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2024).

10.22	Credit and Security Agreement, dated as of June 20, 2023, by and among Columbus McKinnon Corporation, as Master Servicer, Columbus McKinnon FinCo, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2023).

10.23	First Amendment to Credit and Security Agreement, dated as of September 20, 2023, by and among Columbus McKinnon FinCo, LLC as Borrower, Columbus McKinnon Corporation as Master Servicer and Performance Guarantor, and Wells Fargo Bank, National Association as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).

10.24	Receivables Sale Agreement, dated as of June 20, 2023, by and among Columbus McKinnon Corporation, as Master Servicer, Columbus McKinnon FinCo, LLC, as Buyer and the Originators party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2023).

10.25	Performance Undertaking, dated as of June 20, 2023, by Columbus McKinnon Corporation, as Performance Guarantor, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2023).

10.26	Investment Agreement, dated as of February 10, 2025, by and among Columbus McKinnon Corporation, CD&R XII Keystone Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (solely for the purpose of limited provisions thereof) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2025).

10.27	Debt Commitment Letter, dated as of February 10, 2025, by and between Columbus McKinnon Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2025).

*#10.28	Retirement Agreement, dated as of February 3, 2024, by and between Columbus McKinnon Corporation and Bert Brant.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

19.2	Insider Trading Pre-Clearance and Blackout Policy (incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

19.3	Policy Regarding Establishment of SEC Rule 10b5-1 Plans and Other Trading Arrangements (incorporated by reference to Exhibit 19.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

*101	The financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in Inline XBRL

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)

*     Filed herewith
** Furnished herewith
#     Indicates a Management contract or compensation plan or arrangement

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 28, 2025
COLUMBUS McKINNON CORPORATION

		By:	/s/ David J. Wilson
David J. Wilson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2025

David J. Wilson

/s/ Gregory P. Rustowicz	Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2025

Gregory P. Rustowicz

/s/ Gerald G. Colella	Chair of the Board of Directors	May 28, 2025

Gerald G. Colella

/s/ Chad R. Abraham	Director	May 28, 2025

Chad R. Abraham

/s/ Aziz S. Aghili	Director	May 28, 2025

Aziz S. Aghili

/s/ Jeanne Beliveau-Dunn	Director	May 28, 2025

Jeanne Beliveau-Dunn

/s/ Kathryn V. Bohl	Director	May 28, 2025

Kathryn V. Bohl

/s/ Michael Dastoor	Director	May 28, 2025

Michael Dastoor

/s/ Chris J. Stephens Jr.	Director	May 28, 2025

Chris J. Stephens Jr.

/s/ Rebecca Yeung	Director	May 28, 2025

Rebecca Yeung