Form 10-Q
period 2025-06-30
COLUMBUS MCKINNON CORP
filed 2025-07-30
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of common stock outstanding as of July 28, 2025 was: 28,725,329 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended June 30, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “future,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to: our plans and objectives for future operations, growth results or initiatives, including relating to the benefits of the Kito Acquisition (as defined herein), strategies, plans for enhancing shareholder value, pending acquisitions, our expected amount of capital expenditures for fiscal 2026, the amount of future dividend payments in fiscal 2026 and beyond or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we currently expect, including:

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

While we believe that the forward-looking statements in this Form 10-Q are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the U.S. Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$28,722	$53,683
Trade accounts receivable, less allowance for doubtful accounts ($4,426 and $4,880, respectively)	180,127	165,481
Inventories	216,203	198,598
Prepaid expenses and other	53,424	48,007
Total current assets	478,476	465,769
Property, plant, and equipment, net	106,735	106,164
Goodwill	732,413	710,807
Other intangibles, net	360,986	356,562
Marketable securities	10,325	10,112
Deferred taxes on income	4,373	2,904
Other assets	85,884	86,470
Total assets	$1,779,192	$1,738,788

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$86,713	$93,273
Accrued liabilities	121,769	113,907
Current portion of long-term debt and finance lease obligations	50,757	50,739
Total current liabilities	259,239	257,919
Term loan, AR securitization facility and finance lease obligations	422,795	420,236
Other non current liabilities	186,275	178,538
Total liabilities	868,309	856,693
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,690,128 and 28,618,298 shares issued and outstanding	287	286
Treasury stock	(11,000)	(11,000)
Additional paid in capital	532,838	531,750
Retained earnings	380,262	382,160
Accumulated other comprehensive income (loss)	8,496	(21,101)
Total shareholders' equity	910,883	882,095
Total liabilities and shareholders' equity	$1,779,192	$1,738,788

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands, except per share data)
Net sales	$235,920	$239,726
Cost of products sold	158,698	150,696
Gross profit	77,222	89,030

Selling expenses	28,531	27,770
General and administrative expenses	30,743	26,447
Research and development expenses	4,821	6,166
Amortization of intangibles	7,635	7,500
	71,730	67,883

Income from operations	5,492	21,147
Interest and debt expense	8,698	8,235
Investment (income) loss	(1,049)	(209)
Foreign currency exchange (gain) loss	(342)	395
Other (income) expense, net	(177)	676
Income (loss) before income tax expense (benefit)	(1,638)	12,050
Income tax expense (benefit)	260	3,421
Net income (loss)	$(1,898)	$8,629

Average basic shares outstanding	28,658	28,834
Average diluted shares outstanding	28,658	29,127

Basic income (loss) per share:	$(0.07)	$0.30

Diluted income (loss) per share:	$(0.07)	$0.30

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Net income (loss)	$(1,898)	$8,629
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29,786	(3,420)
Change in derivatives qualifying as hedges, net of taxes of $303, $283	(914)	(885)
Change in pension liability and postretirement obligation, net of taxes of $(308), $10	725	(31)
Total other comprehensive income (loss)	29,597	(4,336)
Comprehensive income (loss)	$27,699	$4,293

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	$286	$(11,000)	$531,750	$382,160	$(21,101)	$882,095
Net income (loss)	—	—	—	(1,898)	—	(1,898)
Change in foreign currency translation adjustment	—	—	—	—	29,786	29,786
Change in derivatives qualifying as hedges, net of tax of $303	—	—	—	—	(914)	(914)
Change in pension liability and postretirement obligations, net of tax of $(308)	—	—	—	—	725	725
Stock compensation expense	—	—	1,842	—	—	1,842
Restricted stock units released, 71,839 shares, net of shares withheld for minimum statutory tax obligation	1	—	(754)	—	—	(753)
Balance at June 30, 2025	$287	$(11,000)	$532,838	$380,262	$8,496	$910,883

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2024	$288	$(1,001)	$527,125	$395,328	$(39,677)	$882,063
Net income (loss)	—	—	—	8,629	—	8,629
Change in foreign currency translation adjustment	—	—	—	—	(3,420)	(3,420)
Change in derivatives qualifying as hedges, net of tax of $283	—	—	—	—	(885)	(885)
Change in pension liability and postretirement obligations, net of tax of $10	—	—	—	—	(31)	(31)
Stock options exercised, 2,052 shares	—	—	64	—	—	64
Stock compensation expense	—	—	1,101	—	—	1,101
Restricted stock units released, 65,071 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,716)	—	—	(1,715)
Balance at June 30, 2024	$289	$(1,001)	$526,574	$403,957	$(44,013)	$885,806

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(1,898)	$8,629
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	12,266	11,840
Deferred income taxes and related valuation allowance	(4,669)	942
Net loss (gain) on sale of real estate, investments and other	(835)	(124)
Stock-based compensation	1,842	1,101
Amortization of deferred financing costs	622	622
Loss (gain) on hedging instruments	465	(97)
Non-cash lease expense	2,412	2,584
Changes in operating assets and liabilities:
Trade accounts receivable	(8,726)	3,346
Inventories	(9,661)	(15,613)
Prepaid expenses and other	(3,015)	(2,222)
Other assets	758	(127)
Trade accounts payable	(8,203)	(8,640)
Accrued liabilities	2,902	(11,600)
Non-current liabilities	(2,413)	(1,399)
Net cash provided by (used for) operating activities	(18,153)	(10,758)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,284	1,500
Purchases of marketable securities	(1,299)	(912)
Capital expenditures	(3,202)	(4,629)
Net cash provided by (used for) investing activities	(3,217)	(4,041)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	64
Borrowing / (Repayment) of debt	2,225	(20,158)
Payment to former owners of montratec	—	(6,711)
Fees paid for debt repricing	—	(169)
Cash inflows from hedging activities	5,832	5,942
Cash outflows from hedging activities	(6,275)	(5,820)
Payment of dividends	(2,003)	(2,016)
Other	(756)	(1,715)
Net cash provided by (used for) financing activities	(977)	(30,583)
Effect of exchange rate changes on cash	(2,614)	(371)
Net change in cash and cash equivalents	(24,961)	(45,753)
Cash, cash equivalents, and restricted cash at beginning of year	53,933	114,376
Cash, cash equivalents, and restricted cash at end of period	$28,972	$68,623

Supplementary cash flow data:
Interest paid	$8,079	$7,656
Income taxes paid, net of refunds	$6,913	$3,853
Property, plant and equipment purchases included in trade accounts payable	$427	$247
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2025

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("the Company") at June 30, 2025, the results of its operations for the three months ended June 30, 2025 and June 30, 2024, and cash flows for the three months ended June 30, 2025 and June 30, 2024, have been included. Results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. The balance sheet at March 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “2025 Form 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three months ended June 30, 2025 and June 30, 2024, sales to customers in the United States were approximately 57% of total net sales.
2.    Acquisitions & Disposals

On February 10, 2025, the Company announced its entry into a definitive purchase agreement under which the Company will acquire Kito Crosby Limited (“Kito Crosby”) in an all-cash transaction valued at $2,700,000,000 subject to customary post-closing purchase price adjustments and regulatory approval (such transaction being referred to in this Form 10-Q as the “Kito Acquisition”). Kito Crosby is a global leader in lifting solutions with multiple manufacturing assembly plants and nearly 4,000 employees serving over 50 countries. In 2024, Kito Crosby generated approximately $1,100,000,000 in revenue through its extensive global channel partner network. Together the combined company will be a leader in material handling solutions with greater scale and a strong presence in attractive verticals and target geographies, delivering innovation and products to customers. The Company incurred $8,103,000 of acquisition, integration planning and deal related costs classified as part of General and administrative expenses in the quarter ended June 30, 2025.

The Kito Acquisition has been approved by the Board of Directors of Columbus McKinnon. The Company intends to fund the acquisition through a combination of committed debt financing of $3,050,000,000 from J.P. Morgan Securities, LLC including a $500,000,000 revolving credit facility and a $800,000,000 of perpetual convertible preferred equity investment from Clayton, Dubliner & Rice (“CD&R”). Terms of the CD&R investment include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and a conversion price of $37.68, resulting in CD&R as-converted ownership of approximately 43% of the Company following completion of the transaction. CD&R has agreed to a customary lock-up on its shares. The Company expects the Kito Acquisition to close in fiscal 2026.

In connection with the Kito Acquisition, the Company filed the required notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and the Federal Trade Commission. In fiscal 2026, the Company received a request for additional information from the Antitrust Division in connection with its review. The Company is working collaboratively with the Antitrust Division to bring its review of the Kito Acquisition to completion.

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

For additional information on the Company’s revenue recognition policy refer to the consolidated financial statements included in the 2025 Form 10-K.

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
The following table illustrates the balance and related activity for customer advances in the three months ended June 30, 2025 and June 30, 2024 (in thousands):

Customer advances (contract liabilities)	June 30, 2025	June 30, 2024
March 31, beginning balance	$15,631	$16,588
Additional customer advances received	24,137	18,528
Revenue recognized from customer advances included in beginning of period	(15,631)	(16,588)
Other revenue recognized from customer advances	(3,293)	(1,634)
Other (1)	903	(52)
June 30, ending balance	$21,747	$16,842
    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $29,103,000 and $26,218,000 as of June 30, 2025 and March 31, 2025, respectively. Contract assets are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $45,875,000. We expect to recognize approximately 49% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606 "Revenue from Contracts with Customers", the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended
Net Sales by Product Grouping	June 30, 2025	June 30, 2024
Industrial Products	$83,202	$83,779
Crane Solutions	95,167	97,547
Engineered Products	21,663	22,264
Precision Conveyor Products	35,863	36,086
All other	25	50
Total	$235,920	$239,726

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts as of June 30, 2025 and June 30, 2024 that is deducted from accounts receivable to present the net amount expected to be collected (in thousands):

Allowance for doubtful accounts	June 30, 2025	June 30, 2024
March 31, beginning balance	$4,880	$3,827
Bad debt expense	194	359
Less uncollectible accounts written off, net of recoveries	(889)	(365)
Other (1)	241	(43)
June 30, ending balance	$4,426	$3,778
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

The following tables provide information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,325	$10,325	$—	$—
Annuity contract	1,233	—	1,233	—
Terminated pension plan assets	5,633	5,633
Derivative Assets (Liabilities):
Foreign exchange contracts	49	—	49	—
Interest rate swap	(3,019)	—	(3,019)	—
Cross currency swap	(7,352)	—	(7,352)	—

Disclosed at fair value:
Term Loan B	$(432,290)	$—	$(432,290)	$—
AR Securitization Facility	$(32,400)	$—	$(32,400)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,112	$10,112	$—	$—
Annuity contract	1,235	—	1,235	—
Terminated pension plan assets	6,342	6,342
Derivative assets (liabilities):
Foreign exchange contracts	(49)	—	(49)	—
Interest rate swap	(1,140)	—	(1,140)	—
Cross currency swap	(1,849)	—	(1,849)	—

Disclosed at fair value:			—
Term Loan B	$(437,013)	$—	$(437,013)	$—
AR Securitization Facility	$(25,000)	$—	$(25,000)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At June 30, 2025, the Term Loan B has been recorded at carrying value, which approximates fair value. The Company has $32,400,000 under a credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility") at June 30, 2025. The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.

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

Refer to the 2025 Form 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2025 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
At cost - FIFO basis:
Raw materials	$176,551	$163,053
Work-in-process	33,786	30,349
Finished goods	39,283	37,197
Total at cost FIFO basis	249,620	230,599
LIFO cost less than FIFO cost	(33,417)	(32,001)
Net inventories	$216,203	$198,598

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $198,000 and immaterial in the three months ended June 30, 2025 and June 30, 2024, respectively.

Consistent with prior periods, the estimated fair value is based on quoted market prices at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in Investment (income) loss in the Condensed Consolidated Statements of Operations.

Marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and product liability insurance claims filed through CM Insurance Company, Inc. ("CMIC"), the Company's wholly-owned captive insurance subsidiary. The marketable securities are not available for general working capital purposes.

Net realized gains related to sales of marketable securities were not material in the three months ended June 30, 2025 and June 30, 2024.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of Stahl Crane Systems GmbH ("STAHL") serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $5,359,000 and $4,318,000 at June 30, 2025 and March 31, 2025, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $653,000 and $121,000 in the three months ended June 30, 2025 and June 30, 2024, respectively, which is recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. The June 30, 2025 and March 31, 2025 trade accounts receivable balances due from EMC were $5,220,000 and $4,250,000, respectively, and are comprised of amounts due from the sale of goods and services in the ordinary course of business.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of June 30, 2025 and March 31, 2025. The Linear Motion Products reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at June 30, 2025 and March 31, 2025. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $320,697,000 and $305,110,000 at June 30, 2025 and March 31, 2025, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $402,017,000 and $395,998,000 at June 30, 2025 and March 31, 2025, respectively.

Refer to the 2025 Form 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the three months ended June 30, 2025.

A summary of changes in goodwill during the three months ended June 30, 2025 is as follows (in thousands):

Balance at April 1, 2025	$710,807
Currency translation	21,606
Balance at June 30, 2025	$732,413

Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of June 30, 2025 and March 31, 2025, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	June 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$23,454	$(10,468)	$12,986	$22,770	$(9,600)	$13,170
Indefinite lived trademark	47,956	—	47,956	46,294	—	46,294
Customer relationships	370,885	(141,074)	229,811	355,845	(129,466)	226,379
Acquired technology	114,208	(44,805)	69,403	112,507	(42,580)	69,927
Other	4,189	(3,359)	830	3,868	(3,076)	792
Total	$560,692	$(199,706)	$360,986	$541,284	$(184,722)	$356,562

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 15 years for acquired technology, 6 years for other, and 16 years in total. Trademarks with a carrying value of $47,956,000 as of June 30, 2025 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $7,635,000 and $7,500,000 for the three months ended June 30, 2025 and 2024, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $31,000,000.

8.    Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive gain (loss), or “AOCL,” and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the foreign currency forward agreements is reported in foreign currency exchange loss (gain) in the Company’s Condensed Consolidated Statements of Operations. The ineffective portion of changes in the fair value of the interest rate swap agreements is reported in interest expense. For derivatives not designated as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s Condensed Consolidated Statements of Operations. The cash flow effects of derivatives are reported within net cash provided by operating activities.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. The counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2025, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2025 fair values reflected in the table below. During the three months ended June 30, 2025, the Company was not in default of any of its derivative obligations.

As of June 30, 2025, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of June 30, 2025, the notional amount of this derivative is $66,573,000, and this contract matures on March 31, 2028. From its June 30, 2025 balance of AOCL, the Company expects to reclassify approximately $1,552,000 out of

AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of June 30, 2025, the notional amount of those derivatives was $5,626,000, and all contracts mature by March 31, 2026. From its June 30, 2025 balance of AOCL, the Company expects to reclassify approximately $5,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has five outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 23, 2029, with an aggregate notional amount of $355,000,000 as of June 30, 2025.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its June 30, 2025 balance of AOCL, the Company expects to reclassify approximately $106,000 of AOCL into interest and debt expense during the next 12 months.

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
June 30, 2025	Foreign exchange contracts	$133	Cost of products sold	$(5)
June 30, 2025	Interest rate swaps	(1,004)	Interest expense	413
June 30, 2025	Cross currency swaps	(4,077)	Foreign currency exchange (gain) loss	(4,443)

June 30, 2024	Foreign exchange contracts	(38)	Cost of products sold	(43)
June 30, 2024	Interest rate swap	1,422	Interest expense	2,472
June 30, 2024	Cross currency swaps	674	Foreign currency exchange (gain) loss	514

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2025	March 31, 2025
Foreign exchange contracts	Prepaid expenses and other	$113	$139
Foreign exchange contracts	Accrued liabilities	(64)	(188)
Interest rate swap	Prepaid expenses and other	333	597
Interest rate swap	Other assets	—	1
Interest rate swap	Accrued liabilities	(192)	(99)
Interest rate swap	Other non current liabilities	(3,160)	(1,639)
Cross currency swap	Accrued liabilities	(2,092)	(49)
Cross currency swap	Other non current liabilities	(5,260)	(1,800)

9.    Debt

Term Loan B and Revolving Credit Facility

On May 14, 2021, the Company entered into an amended and restated credit agreement to provide for a term loan (“Term Loan B”), in the initial amount of $450,000,000 maturing May 14, 2028, and a $100,000,000 revolving line of credit with a group of financial institutions (“Revolving Credit Facility”) maturing May 14, 2026. The Revolving Credit Facility was later amended to increase its size to $175,000,000 in fiscal 2024.

The Company borrowed additional funds in accordance with the Accordion feature under its Term Loan B facility in the amount of $75,000,000 in both fiscal years 2022 and 2024. Proceeds were used to finance the acquisition of Garvey Corporation in fiscal 2022 and montratec in fiscal 2024. No material amendment to the terms of the Term Loan B or the First Lien Facilities were necessary for the Company to utilize the Accordion feature.

The outstanding principal balance of the Term Loan B was $432,560,000 as of June 30, 2025 and $437,560,000 as of March 31, 2025, respectively. The Company made $5,000,000 in principal payments on the Term Loan B during the three months ended June 30, 2025, of which $1,244,000 was required. The Company is obligated to make $4,976,000 of principal payments on the Term Loan B over the next 12 months plus applicable Excess Cash Flow (as defined in the Term Loan B) payments, if required, however, plans to pay down approximately $50,000,000 in debt payments consisting of principal payments on the Term Loan B and payments on its AR Securitization Facility (see below) over the next 12 months. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheets with the remaining balance recorded as long-term debt.

There were no outstanding borrowings and $15,440,000 in outstanding letters of credit issued against the Amended and Restated Revolving Credit Facility as of June 30, 2025, all of which were standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B was $7,845,000 as of June 30, 2025 and March 31, 2025. The accumulated amortization balances were $4,509,000 and $4,201,000 as of June 30, 2025 and March 31, 2025, respectively.

The gross balance of deferred financing costs associated with the Amended and Restated Revolving Credit Facility is $4,828,000 as of June 30, 2025 and March 31, 2025, which is included in Other assets on the Condensed Consolidated Balance Sheets. The accumulated amortization balances were $4,003,000 and $3,733,000 as of June 30, 2025 and March 31, 2025, respectively. Refer to the 2025 Form 10-K for further details on the Company's Term Loan B.

AR Securitization Facility

The Company has outstanding an AR Securitization Facility secured by the Company’s U.S. accounts receivable balances (the “AR Securitization Facility”) with a borrowing base of $55,000,000 calculated on a monthly basis, with a maturity date of June 19, 2026.

The gross balance of deferred financing costs associated with the AR Securitization Facility was $536,000 with an accumulated amortization balance of $372,000 and $327,000 as of June 30, 2025 and March 31, 2025, respectively.

The Company had $32,400,000 and $25,000,000 borrowings outstanding under its AR Securitization Facility at June 30, 2025 and March 31, 2025, respectively. The U.S. accounts receivable balances which secure the AR Securitization Facility total $88,264,000 as of June 30, 2025.
As of June 30, 2025, there have been no amortization events triggered in the AR Securitization Facility. As stated above, the Company intends to repay $50,000,000 in borrowings over the next 12 months, including repayments of borrowings on the AR Securitization Facility.

Finance Lease

The Company has a finance lease for a manufacturing facility in Hartland, WI under a 23-year lease agreement which terminates in 2035. The outstanding balance on the finance lease obligation is $12,092,000 as of June 30, 2025 of which $757,000 has been recorded within the Current portion of long-term debt and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2025, unsecured credit lines totaled approximately $3,182,000, of which nothing was drawn. In addition, unsecured lines of $21,570,000 were available for bank guarantees issued in the normal course of business of which $14,817,000 was utilized as of June 30, 2025.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended
	June 30, 2025	June 30, 2024
Service costs	$110	$120
Interest cost	1,839	3,090
Expected return on plan assets	(1,213)	(2,497)
Net amortization	(243)	241
Net periodic pension (benefit) cost	$493	$954

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations.

During fiscal year 2025, the Company terminated one of its U.S. pension plans. In the second quarter of fiscal 2025, the Company purchased annuity contracts to settle the remaining liabilities of the terminated plan. The remaining surplus of the terminated plan at June 30, 2025 of $5,633,000 is being used to fund certain obligations associated with the Company's U.S. defined contribution plans. $2,340,000 of this balance is expected to be utilized in the next twelve months, and is therefore recorded in Prepaid expenses and other on the Condensed Consolidated Balance Sheet. The remaining balance is included in Other assets.

The Company currently plans to contribute approximately $4,118,000 to its pension plans in fiscal 2026.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2025 Form 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	June 30, 2025	June 30, 2024
Numerator for basic and diluted earnings per share:
Net income (loss)	$(1,898)	$8,629

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,658	28,834
Effect of dilutive employee stock options and other share-based awards	—	293
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,658	29,127

Stock options, restricted stock units, and performance shares with respect to 2,438,000 common shares for the three months ended June 30, 2025 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss.

Stock options with respect to 612,000 common shares for the three months ended June 30, 2024 were not included in the computation of diluted income per share because they were antidilutive. Further, contingently issuable common shares of 131,000 for the three months ended June 30, 2024 were excluded because a performance condition had not yet been met

The Company grants share based compensation to eligible participants under the Columbus McKinnon Corporation Second Amended and Restated 2016 Long Term Incentive Plan ("2016 LTIP"). The total number of shares of common stock with respect to which awards may be granted under the 2016 LTIP were increased by 2,500,000 as a result of the June 2019 amendment and restatement. In July of fiscal 2025, the 2016 LTIP was amended and restated a second time, which increased the total number of shares of common stock that may be granted under the 2016 LTIP by an additional 2,800,000 shares.

During the first three months of fiscal 2026, there were no shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2025, 128,000 shares of restricted stock units vested and were issued.

On July 21, 2025, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on August 18, 2025 to shareholders of record on August 8, 2025. The dividend payment is expected to be approximately $2,010,000.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on its earnings per share and stock plans.

12.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to its business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $18,804,000 (gross of estimated insurance recoveries of $6,887,000) as of June 30, 2025, of which $14,404,000 is included in Other non current liabilities and $4,400,000 in Accrued liabilities. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	June 30, 2025	March 31, 2025
Accrued general and product liability, beginning of period	$19,446	$19,988
Estimated insurance recoveries	(108)	(642)
Add provision for claims	975	3,776
Deduct payments for claims	(1,509)	(3,676)
Accrued general and product liability, end of period	$18,804	$19,446

Estimated insurance recoveries	(6,887)	(6,995)
Net accrued general and product liability, end of period	$11,917	$12,451

The per occurrence limits on the self-insurance for general and product liability coverage to Columbus McKinnon through CMIC, its wholly-owned captive insurance company were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2026. The Company also purchases excess general and product liability insurance up to an aggregate $100,000,000 limit. In fiscal 2025, the aggregate limit was $75,000,000.

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

Based on actuarial information from Fiscal 2025, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $4,300,000 and $7,900,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from June 30, 2025. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $5,889,000. The Company has reflected the liability gross of insurance recoveries of $6,887,000 as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2025. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,600,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of June 30, 2025 and March 31, 2025. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at June 30, 2025 in the amount of $6,887,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $1,167,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at June 30, 2025.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $4,861,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of June 30, 2025. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of fiscal 2025, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company is in the process of appealing the decision and, along with its attorneys believes it will be successful in overturning this verdict and that payment of the damages is not probable. As such, the Company has not accrued the damages as a liability in the Condensed Consolidated Balance Sheet at June 30, 2025.

Management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

Litigation-Other

In October 2010, Magnetek received a request for indemnification from Power-One, Inc. ("Power-One") for an Italian tax matter arising out of the sale of Magnetek's power electronics business to Power-One in October 2006. With a reservation of rights, Magnetek affirmed its obligation to indemnify Power-One for certain pre-closing taxes.  The sale included an Italian company, Magnetek, S.p.A., and its wholly owned subsidiary, Magnetek Electronics (Shenzhen) Co. Ltd. (the “Power-One China Subsidiary”). The tax authority in Arezzo, Italy, issued a notice of audit report in September 2010 wherein it asserted that the Power-One China Subsidiary had its administrative headquarters in Italy and, therefore, it should be considered resident in Italy and subject to taxation in Italy.  In November 2010, the tax authority issued a notice of tax assessment for the period of July 2003 to June 2004, alleging that taxes of approximately $2,200,000 (Euro 1,900,000), plus interest, were due in Italy on taxable income earned by the Power-One China Subsidiary during this period.  In addition, the assessment alleges potential penalties in the amount of approximately $2,600,000 (Euro 2,200,000) for the alleged failure of the Power-One China Subsidiary to file its Italian tax return.  The Power-One China Subsidiary filed its response with the provincial tax commission of Arezzo, Italy in January 2011. A hearing before the Tax Court was held in July 2012 on the tax assessment for the period of July 2003 to June 2004. In September 2012, the Tax Court ruled in favor of the Power-One China Subsidiary dismissing the tax assessment for the period of July 2003 to June 2004. In February 2013, the tax authority filed an appeal of the Tax Court's September 2012 ruling. The Regional Tax Commission of Florence heard the appeal of the tax assessment dismissal for the period of July 2003 to June 2004 and thereafter issued its ruling finding in favor of the tax authority. Magnetek believed the court’s decision was based upon erroneous interpretations of the applicable law and appealed the ruling to the Italian Supreme Court in April 2015. In April 2022, the Supreme Court upheld the appeal in favor of Power-One.

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

Environmental Matters

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company utilizes an environmental auditing program for its facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of its business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2026.

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

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $550,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has amounts accrued as of June 30, 2025 which, in our opinion, are sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2026.

13.    Income Taxes

The Company recorded an income tax expense of $260,000 for the three months ended June 30, 2025, and income tax expense of $3,421,000 for the three months ended June 30, 2024. Income tax as a percentage of pre-tax income (loss) was (16)% in the three months ended June 30, 2025. Income tax as a percentage of pre-tax income (loss) was 28% in the three months ended June 30, 2024. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries. Additionally, during the three months ended June 30, 2025 and June 30, 2024, the impact of equity compensation increased income tax expense.

The Company estimates that the effective tax rate related to continuing operations will be approximately 25% for fiscal 2026.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R.1, also known as "One Big Beautiful Bill Act" (OBBBA), with many of its provisions taking effect during the Company's 2026 fiscal year. The OBBBA had no impact on the calculation of taxes for the period ending June 30, 2025. For fiscal 2026, the Company expects to be impacted by the enacted changes to the interest limitation calculation as well as the enacted changes related to the capitalization of research and development expenditures. The Company does not expect a material impact to its tax rate as a result of the OBBBA for fiscal year 2026 but continues to evaluate developing guidance.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three months ended June 30, 2025 are as follows (in thousands):

	Three months ended June 30, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$14,760	$(33,942)	$(1,919)	$(21,101)
Other comprehensive income (loss) before reclassification	927	29,786	(4,949)	25,764
Amounts reclassified from other comprehensive loss	(202)	—	4,035	3,833
Net current period other comprehensive income (loss)	725	29,786	(914)	29,597
Ending balance net of tax	$15,485	$(4,156)	$(2,833)	$8,496

Details of amounts reclassified out of AOCL for the three months ended June 30, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$(288)
	(288)	Total before tax
	86	Tax (benefit) expense
	$(202)	Net of tax

Change in derivatives qualifying as hedges
	$7	Cost of products sold
	(550)	Interest expense
	5,917	Foreign currency
	5,374	Total before tax
	(1,339)	Tax (benefit) expense
	$4,035	Net of tax
These AOCL components are included in the computation of net periodic pension cost. (See Note 10 for additional details.)

15.    Leases

The Company’s lease arrangements generally include real estate (manufacturing facilities, sales offices, distribution centers, warehouses), vehicles, and equipment. Leases with a term greater than one year are recognized on the Consolidated Balance

Sheet; the Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheet. Lease obligations and their corresponding Right of Use (ROU) assets are recorded based on the present value of lease payments over the expected lease term. The Company recognizes lease expense on a straight-line basis over the lease term.

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	June 30, 2025	March 31, 2025
Operating leases:
Other assets	$58,700	$59,506

Accrued liabilities	10,539	9,961
Other non current liabilities	58,330	59,735
Total operating liabilities	$68,869	$69,696

Finance lease:
Net property, plant, and equipment	$10,344	$10,595

Current portion of long-term debt and finance lease obligation	757	739
Term loan, AR securitization facility and finance lease obligations	11,335	11,528
Total finance liabilities	$12,092	$12,267

Operating lease expense of $3,608,000 and $3,704,000 for three months ended June 30, 2025 and June 30, 2024, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three months ended June 30, 2025 and June 30, 2024, respectively. Finance lease expense of $250,000 for the three months ended June 30, 2025 and June 30, 2024 is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $136,000 and $144,000 is included the Company's Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and June 30, 2024, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,657	$3,023
Cash paid for amounts included in the measurement of finance lease liabilities	$311	$302
ROU assets obtained in exchange for new operating lease liabilities	$149	$5,929

16.    Business Segment Information

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

The significant segment expenses that are regularly provided on a quarterly basis to CODM are cost of products sold, research and development expenses, selling expenses, general and administrative expenses and amortization of intangibles, which are presented on the face of the Company's Condensed Consolidated Statements of Operations and included in the calculation of Operating income.

17.    Effects of New Accounting Pronouncements

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to provide increased transparency about income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid. The Company believes the adoption of this standard will result in additional disclosures in its Fiscal 2026 10K, but will not have an overall material impact to the financial statements.

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

Our revenue base is geographically diverse with approximately 43% of net sales derived from customers outside the U.S. for the three months ended June 30, 2025. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

In fiscal 2024, the Company completed its acquisition of montratec GmbH ("montratec"), a leading automation solutions company that designs and develops intelligent automation and transport systems for interlinking industrial production and logistics processes. montratec product offerings compliment the previous acquisitions of both Dorner and Garvey, and these acquisitions are collectively expected to accelerate the Company’s shift to intelligent motion solutions and serve as a platform to expand capabilities in advanced, higher technology automation solutions.

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

On February 10, 2025, the Company announced that it had entered into a definitive agreement to acquire all of the issued and outstanding equity of Kito Crosby. The Kito Acquisition’s closing is subject to certain conditions, including regulatory approval as required by the HSR Act and other customary closing conditions described in the Stock Purchase Agreement entered into by the Company and Kito Crosby in connection with the Kito Acquisition. The Kito Acquisition is expected to meaningfully improve the Company's scale, enhance our collective geographic reach, significantly expand our lifting securement and consumables portfolio and enhance our customer value proposition.

With global engineering, manufacturing, distribution, and operations, Kito Crosby provides a broad range of products and solutions for the most demanding applications. Kito Crosby’s people, products, solutions, and service have innovated the lifting and securement industry throughout its long history. Kito Crosby's iconic brands include Kito, Crosby, Harrington, Gunnebo Industries, and Peerless. We expect that the Kito Acquisition will strengthen our core lifting business and further the Company's position as a leading worldwide, designer, manufacturer and marketer of intelligent motion solutions that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. The Company anticipates the Kito Acquisition to close during fiscal 2026.

Results of Operations

Three months ended June 30, 2025 and June 30, 2024

Net sales in the three months ended June 30, 2025 were $235,920,000, a decrease of $3,806,000 or 1.6% from the three months ended June 30, 2024 net sales of $239,726,000. Net sales were positively impacted by $2,443,000 due to price increases, offset by $9,375,000 of unfavorable sales volume. Foreign currency translation favorably impacted sales by $3,126,000 for the three months ended June 30, 2025.

Gross profit in the three months ended June 30, 2025 was $77,222,000, a decrease of $11,808,000 or 13.3% from the three months ended June 30, 2024 gross profit of $89,030,000. Gross profit margin was 32.7% in the fiscal 2026 first quarter compared to 37.1% in the fiscal 2025 first quarter. Lower sales volume and unfavorable mix reduced gross profit by $5,437,000. In addition, gross profit was reduced $993,000 by net business realignment costs, $425,000 by factory consolidation activities, and $276,000 due to an increase in start-up costs related to the Monterrey, Mexico facility. Material inflation and other manufacturing cost changes net of price increases further contributed to a reduction in gross profit of $5,709,000. The translation of foreign currencies had an favorable impact on gross profit of $1,032,000 during the three months ended June 30, 2025.

Selling expenses were $28,531,000 and $27,770,000, or 12.1% and 11.6% of net sales, in the fiscal 2026 and 2025 first quarters, respectively. Foreign currency translation had a $607,000 unfavorable impact on selling expenses in the three months ended June 30, 2025.

General and administrative expenses were $30,743,000 and $26,447,000, or 13.0% and 11.0% of net sales, in both the three months ended June 30, 2025 and June 30, 2024, respectively. General and administrative expenses increased $8,103,000 as a result of Kito Acquisition related expenses offset by lower employee salary and benefit costs of $2,900,000. Foreign currency translation had a unfavorable impact of $189,000 on general and administrative expenses in the three months ended June 30, 2025.

Research and development expenses were $4,821,000 and $6,166,000, or 2.0% and 2.6% of net sales, in both the fiscal 2026 and 2025 first quarter, respectively. The reduction in researching and development expenses is primarily related to reduced labor and benefit costs.

Amortization of intangibles was $7,635,000 and $7,500,000 in the fiscal 2026 and 2025 first quarters, respectively, with the fluctuations related to foreign currency during the respective periods.

Interest and debt expense was $8,698,000 in the first quarter ended June 30, 2025 compared to $8,235,000 in the first quarter ended June 30, 2024. The increase is the result of increasing variable interest rates year over year due to the expiration of a favorable interest rate swap that expired in February 2025.

Investment income was $1,049,000 in the third quarter ended June 30, 2025 compared to $209,000 in the first quarter ended and June 30, 2024. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax expense as a percentage of the pre-tax loss was 16% and income tax as a percentage of the pre-tax income was 28% in the first quarters ended June 30, 2025 and June 30, 2024, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries. During the three months ended June 30, 2025, the impact of equity compensation increased income tax expense.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $28,972,000 at June 30, 2025, a decrease of $24,961,000 from the March 31, 2025 balance of $53,933,000.

Cash flow from operating activities

Net cash used for operating activities was $18,153,000 for the three months ended June 30, 2025 compared to $10,758,000 for the three months ended June 30, 2024. Net loss of $1,898,000 offset by non-cash adjustments of $12,103,000 contributed to cash inflows from operations. The non-cash adjustments included $12,266,000 of depreciation and amortization, $4,669,000 of a deferred tax benefit, $2,412,000 of non-cash lease expense, and $1,842,000 of stock-based compensation. These inflows were offset by changes in working capital which reduced cash from operations by $26,703,000 as a result of an increase of $9,661,000 in inventories, an increase in prepaid expenses and other current assets of $3,015,000, a decrease of $8,203,000 in trade payables, and an increase in trade accounts receivable of $8,726,000, offset by an increase in accrued expenses of $2,902,000. The increase in inventories relates to purchases made in advance of future tariffs. Cash used for operations also included a decrease of $2,413,000 in other non-current liabilities primarily due to lease payments for the three months ended June 30, 2025.

Cash flow from investing activities

Net cash used for investing activities was $3,217,000 for the three months ended June 30, 2025 compared to $4,041,000 for the three months ended June 30, 2024. The use of cash for the three months ended June 30, 2025 primarily consisted of $3,202,000 in capital expenditures.

Cash flow from financing activities

Net cash used for financing activities was $977,000 and $30,583,000 for the three months ended June 30, 2025 and June 30, 2024, respectively. The most significant use of cash in fiscal 2026 was for $2,003,000 in dividend payments. Cash flows from hedging activities related to the Company's cross currency swap are classified as financing activities in the Statement of Cash Flows which resulted in a net cash outflow of $443,000 during the three months ended June 30, 2025. These outflows were offset by additional borrowing on debt of $2,225,000.

We believe that our cash on hand, cash flows, and borrowing capacity under our Amended and Restated Revolving Credit Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of June 30, 2025, $26,517,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2025 and June 30, 2024 were $3,202,000 and $4,629,000, respectively. We expect capital expenditure spending in fiscal 2026 to range from $20,000,000 to $25,000,000.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in non-U.S. economies including those of Europe, Canada, Mexico, South America, and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented despite rising inflation due to our ability to pass on rising costs through price increases. We are currently experiencing higher raw material costs as a result of tariffs, which we expect to recover with pricing actions. In the future, we may not be able to pass on these cost increases to our customers.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Linear Motion Products reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $320,697,000, and $402,017,000, respectively, as of June 30, 2025.

We currently do not believe that it is more likely than not that the fair value of any of our reporting units is less than its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and/or the estimated weighted-average cost of capital is higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

Refer to our 2025 Form 10-K for additional information regarding our annual goodwill impairment process.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks as previously disclosed in the 2025 Form 10-K.

Item 4.    Controls and Procedures.

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

There have been no other changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

There have been no material developments from the legal proceedings as previously disclosed in the 2025 Form 10-K and the notes to the consolidated financial statements thereto.

Item 1A.     Risk Factors.
There have been no material changes from the risk factors as previously disclosed in the 2025 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended June 30, 2025 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)[1]
April 1 - 30, 2025	—	$—	—	$—
May 1 - 31, 2025	—	$—	—	$—
June 1 - 30, 2025	—	$—	—	$—
Total	—	$—	—	$9,055

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of June 30, 2025, approximately $9 million remains available to repurchase shares of common stock under the current share repurchase authorization plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

(c) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025 formatted in Inline XBRL.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	July 30, 2025	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)