Form 10-Q
period 2025-09-30
COLUMBUS MCKINNON CORP
filed 2025-10-30
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares of common stock outstanding as of October 28, 2025 was: 28,728,261 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended September 30, 2025

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

While we believe that the forward-looking statements in this Form 10-Q are reasonable, we caution that it is very difficult to predict the effect of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the U.S. Securities and Exchange Commission ("SEC") and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$28,039	$53,683
Trade accounts receivable, less allowance for credit losses ($4,566 and $4,880, respectively)	179,267	165,481
Inventories	217,337	198,598
Prepaid expenses and other	55,852	48,007
Total current assets	480,495	465,769
Property, plant, and equipment, net	104,995	106,164
Goodwill	731,218	710,807
Other intangibles, net	352,749	356,562
Marketable securities	10,443	10,112
Deferred taxes on income	6,665	2,904
Other assets	83,287	86,470
Total assets	$1,769,852	$1,738,788

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$96,036	$93,273
Accrued liabilities	119,085	113,907
Current portion of long-term debt and finance lease obligations	50,810	50,739
Total current liabilities	265,931	257,919
Term loan, AR securitization facility and finance lease obligations	408,467	420,236
Other non current liabilities	180,866	178,538
Total liabilities	855,264	856,693
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,728,261 and 28,618,298 shares issued and outstanding	287	286
Treasury stock	(11,000)	(11,000)
Additional paid in capital	535,592	531,750
Retained earnings	382,842	382,160
Accumulated other comprehensive income (loss)	6,867	(21,101)
Total shareholders' equity	914,588	882,095
Total liabilities and shareholders' equity	$1,769,852	$1,738,788

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands, except per share data)
Net sales	$261,047	$242,274	$496,967	$482,000
Cost of products sold	170,887	167,531	329,585	318,227
Gross profit	90,160	74,743	167,382	163,773

Selling expenses	29,122	26,926	57,653	54,696
General and administrative expenses	36,386	23,363	67,129	49,810
Research and development expenses	4,781	6,102	9,602	12,268
Amortization of intangibles	7,683	7,547	15,318	15,047
	77,972	63,938	149,702	131,821

Income from operations	12,188	10,805	17,680	31,952
Interest and debt expense	8,747	8,352	17,445	16,587
Investment (income) loss	(521)	(610)	(1,570)	(819)
Foreign currency exchange (gain) loss	754	(792)	412	(398)
Other (income) expense, net	59	23,806	(118)	24,484
Income (loss) before income tax expense (benefit)	3,149	(19,951)	1,511	(7,902)
Income tax expense (benefit)	(1,446)	(4,908)	(1,186)	(1,488)
Net income (loss)	$4,595	$(15,043)	$2,697	$(6,414)

Average basic shares outstanding	28,726	28,869	28,692	28,852
Average diluted shares outstanding	28,874	28,869	28,841	28,852

Basic income (loss) per share:	$0.16	$(0.52)	$0.09	$(0.22)

Diluted income (loss) per share:	$0.16	$(0.52)	$0.09	$(0.22)

Dividends declared per common share	$0.07	$0.07	$0.07	$0.07

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)		(In thousands)
Net income (loss)	$4,595	$(15,043)	$2,697	(6,414)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,467)	12,737	28,319	9,317
Change in derivatives qualifying as hedges, net of taxes of $40, $1,136, $343, and $1,419, respectively	(121)	(3,462)	(1,035)	(4,347)
Change in pension liability and postretirement obligations, net of taxes of $17, $(5,291), $(291), and $(5,281), respectively	(41)	20,036	684	20,005
Total other comprehensive income (loss)	(1,629)	29,311	27,968	24,975
Comprehensive income (loss)	$2,966	$14,268	$30,665	$18,561

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	$286	$(11,000)	$531,750	$382,160	$(21,101)	$882,095
Net income (loss)	—	—	—	(1,898)	—	(1,898)
Change in foreign currency translation adjustment	—	—	—		29,786	29,786
Change in derivatives qualifying as hedges, net of tax of $303	—	—	—	—	(914)	(914)
Change in pension liability and postretirement obligations, net of tax of $(308)	—	—	—	—	725	725
Stock compensation expense	—	—	1,842	—	—	1,842
Restricted stock units released, 71,839 shares, net of shares withheld for minimum statutory tax obligation	1	—	(754)	—	—	(753)
Balance at June 30, 2025	$287	$(11,000)	$532,838	$380,262	$8,496	$910,883
Net income (loss)	—	—	—	4,595	—	4,595
Dividends declared	—	—	—	(2,015)	—	(2,015)
Change in foreign currency translation adjustment	—	—	—	—	(1,467)	(1,467)
Change in derivatives qualifying as hedges, net of tax of $40	—	—	—	—	(121)	(121)
Change in pension liability and postretirement obligations, net of tax of $17	—	—	—	—	(41)	(41)
Stock compensation expense - directors	—	—	512	—	—	512
Stock compensation expense	—	—	2,272	—	—	2,272
Restricted stock units released, 38,133 shares, net of shares withheld for minimum statutory tax obligation	—	—	(30)	—	—	(30)
Balance at September 30, 2025	$287	$(11,000)	$535,592	$382,842	$6,867	$914,588

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2024	$288	$(1,001)	$527,125	$395,328	$(39,677)	$882,063
Net income (loss)	—	—	—	8,629	—	8,629
Change in foreign currency translation adjustment	—	—	—		(3,420)	(3,420)
Change in derivatives qualifying as hedges, net of tax of $283	—	—	—	—	(885)	(885)
Change in pension liability and postretirement obligations, net of tax of $10	—	—	—	—	(31)	(31)
Stock options exercised, 2,052 shares	—	—	64	—	—	64
Stock compensation expense	—	—	1,101	—	—	1,101
Restricted stock units released, 65,071 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,716)	—	—	(1,715)
Balance at June 30, 2024	$289	$(1,001)	$526,574	$403,957	$(44,013)	$885,806
Net income (loss)	—	—	—	(15,043)	—	(15,043)
Dividends declared	—	—	—	(2,022)	—	(2,022)
Change in foreign currency translation adjustment	—	—	—	—	12,737	12,737
Change in derivatives qualifying as hedges, net of tax of $1,136	—	—	—	—	(3,462)	(3,462)
Change in pension liability and postretirement obligations, net of tax of $(5,291)	—	—	—	—	20,036	20,036
Stock compensation expense - directors	—	—	529	—	—	529
Stock options exercised, 711 shares	—	—	23	—	—	23
Stock compensation expense	—	—	2,545	—	—	2,545
Treasury stock purchased, (143,734) shares	—	(4,945)	—	—	—	(4,945)
Restricted stock units released, 22,723 shares, net of shares withheld for minimum statutory tax obligation	(2)	—	(72)	—	—	(74)
Balance at September 30, 2024	$287	$(5,946)	$529,599	$386,892	$(14,702)	$896,130

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$2,697	$(6,414)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	24,485	24,028
Deferred income taxes and related valuation allowance	(7,940)	(13,662)
Net loss (gain) on sale of investments and other	(1,232)	(650)
Non-cash pension settlement (Refer to Note 10)	—	23,201
Stock-based compensation	4,626	4,175
Amortization of deferred financing costs	1,222	1,244
Impairment of operating lease	—	3,268
Loss (gain) on hedging instruments	906	(2)
Loss on disposals and impairments of fixed assets	207	418
Non-cash lease expense	4,820	5,202
Changes in operating assets and liabilities:
Trade accounts receivable	(8,570)	2,384
Inventories	(11,256)	(12,277)
Prepaid expenses and other	(6,077)	(11,714)
Other assets	1,431	183
Trade accounts payable	1,415	(10,711)
Accrued liabilities	(127)	(6,154)
Non current liabilities	(6,359)	(3,889)
Net cash provided by (used for) operating activities	248	(1,370)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	2,139	3,153
Purchases of marketable securities	(1,961)	(1,993)
Capital expenditures	(6,523)	(10,068)
Net cash provided by (used for) investing activities	(6,345)	(8,908)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	86
Purchases of treasury stock	—	(4,945)
Borrowings / (Repayments) of debt	(12,482)	(30,326)
Fees paid for debt amendments (Refer to Note 9)	(577)	—
Payment to former owners of montratec	—	(6,711)
Fees paid for debt repricing	—	(169)
Cash inflows from hedging activities	11,639	11,862
Cash outflows from hedging activities	(12,505)	(11,809)
Payment of dividends	(4,014)	(4,038)
Other	(783)	(1,789)
Net cash provided by (used for) financing activities	(18,722)	(47,839)
Effect of exchange rate changes on cash	(825)	(326)
Net change in cash and cash equivalents	(25,644)	(58,443)
Cash, cash equivalents, and restricted cash at beginning of year	53,933	114,376
Cash, cash equivalents, and restricted cash at end of period	$28,289	$55,933

Supplementary cash flow data:
Interest paid	$16,114	$15,483
Income taxes paid, net of refunds	$12,143	$16,445
Property, plant and equipment purchases included in trade accounts payable	$—	$591
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2025

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("Columbus McKinnon" or "the Company") at September 30, 2025, the results of its operations for the three and six months ended September 30, 2025 and September 30, 2024, and cash flows for the six months ended September 30, 2025 and September 30, 2024, have been included. Results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. The balance sheet at March 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on May 28, 2025 (the “2025 Form 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three and six months ended September 30, 2025, sales to customers in the United States were approximately 57% of total net sales.
2.    Acquisitions & Disposals

On February 10, 2025, the Company announced its entry into a definitive purchase agreement under which the Company will acquire Kito Crosby Limited (“Kito Crosby”) in an all-cash transaction valued at $2,700,000,000 subject to customary post-closing purchase price adjustments and regulatory approval (such transaction being referred to in this Form 10-Q as the “Kito Acquisition”). Kito Crosby is a global leader in lifting solutions with multiple manufacturing assembly plants and nearly 4,000 employees serving over 50 countries. In 2024, Kito Crosby generated approximately $1,100,000,000 in revenue through its extensive global channel partner network. Together the combined company will be a leader in material handling solutions with greater scale and a strong presence in attractive verticals and target geographies, delivering innovation and products to customers. The Company incurred $9,996,000 and $18,099,000 of acquisition, integration planning and deal related costs with substantially all classified as part of General and administrative expenses in the three and six months ended September 30, 2025, respectively.

The Kito Acquisition has been approved by the Board of Directors of Columbus McKinnon. The Company intends to fund the acquisition through a combination of committed debt financing of $3,050,000,000 from J.P. Morgan Securities, LLC including a $500,000,000 revolving credit facility and a $800,000,000 perpetual convertible preferred equity investment from Clayton, Dubliner & Rice (“CD&R”). Terms of the CD&R perpetual convertible preferred equity investment include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and a conversion price of $37.68, resulting in a CD&R as-converted ownership of approximately 42% of the Company's outstanding equity following completion of the transaction. CD&R has agreed to a customary lock-up on its shares. The Company expects the Kito Acquisition to close in fiscal 2026.

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

For most custom engineered products contracts, the Company determined that there is no alternative use for the custom engineered products and, the Company does not have an enforceable right to payment (which must include a reasonable profit margin) for performance completed to date in order to meet the over time revenue recognition criteria. Therefore, revenue is recognized at a point in time (when the contract is complete). For custom engineered products contracts that contain an enforceable right to payment (including reasonable profit margin) the Company satisfies the performance obligation over time and recognizes revenue based on the extent of progress towards completion of the performance obligation. The cost-to-cost measure of progress is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of work performed and transfer of control to the customers. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recognized proportionally as costs are incurred.

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

Contract Liabilities

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
The following table illustrates the balance and related activity for customer advances in the six months ended September 30, 2025 and September 30, 2024 (in thousands):

Customer advances (contract liabilities)	September 30, 2025	September 30, 2024
March 31, beginning balance	$15,631	$16,588
Additional customer advances received	40,497	24,582
Revenue recognized from customer advances included in beginning of period	(15,631)	(16,588)
Other revenue recognized from customer advances	(22,934)	(8,370)
Other (1)	860	333
September 30, ending balance	$18,423	$16,545
    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $27,294,000 and $26,218,000 as of September 30, 2025 and March 31, 2025, respectively. Contract assets are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of September 30, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $41,424,000. We expect to recognize approximately 40% of these sales over the next twelve months.

Disaggregated revenue

In accordance with FASB ASC Topic 606 "Revenue from Contracts with Customers", the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three and six months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
Net Sales by Product Grouping	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Industrial Products	$86,150	$81,390	$169,352	$165,169
Crane Solutions	108,517	102,653	203,684	200,200
Engineered Products	26,630	19,310	48,293	41,573
Precision Conveyor Products	39,737	38,883	75,600	74,969
All other	13	38	38	89
Total	$261,047	$242,274	$496,967	$482,000

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

The following table illustrates the balance and related activity for the allowance for doubtful accounts as of September 30, 2025 and September 30, 2024 that is deducted from accounts receivable to present the net amount expected to be collected (in thousands):

Allowance for credit losses	September 30, 2025	September 30, 2024
March 31, beginning balance	$4,880	$3,827
Credit loss expense	994	787
Less uncollectible accounts written off, net of recoveries	(1,539)	(984)
Other (1)	231	27
September 30, ending balance	$4,566	$3,657
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

The following tables provide information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,443	$10,443	$—	$—
Annuity contract	1,118	—	1,118	—
Terminated pension plan assets	5,104	5,104

Derivative Assets (Liabilities):
Foreign exchange contracts	125	—	125	—
Interest rate swap	(3,432)	—	(3,432)	—
Cross currency swap	(6,286)	—	(6,286)	—

Disclosed at fair value:
Term Loan B	$(428,629)	$—	$(428,629)	$—
AR Securitization Facility	$(22,900)	$—	$(22,900)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,112	$10,112	$—	$—
Annuity contract	1,235	—	1,235	—
Terminated pension plan assets	6,342	6,342

Derivative assets (liabilities):
Foreign exchange contracts	(49)	—	(49)	—
Interest rate swap	(1,140)	—	(1,140)	—
Cross currency swap	(1,849)	—	(1,849)	—

Disclosed at fair value:			—
Term Loan B	$(437,013)	$—	$(437,013)	$—
AR Securitization Facility	$(25,000)	$—	$(25,000)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At September 30, 2025, the Term Loan B has been recorded at carrying value, which approximates fair value. The Company has $22,900,000 under a credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility") at September 30, 2025. The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.

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

5.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
At cost - FIFO basis:
Raw materials	$178,944	$163,053
Work-in-process	35,669	30,349
Finished goods	41,327	37,197
Total at cost FIFO basis	255,940	230,599
LIFO cost less than FIFO cost	(38,603)	(32,001)
Net inventories	$217,337	$198,598

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses were gains of $133,000 and $234,000 in the three months ended September 30, 2025 and September 30, 2024, respectively, and gains of $331,000 and $236,000 in the six months ended September 30, 2025 and September 30, 2024, respectively.

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

Net realized gains related to sales of marketable securities were $178,000 in the three and six months ended September 30, 2025 and $57,000 in the three and six months ended September 30, 2024.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of Stahl Crane Systems GmbH ("STAHL") serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $5,417,000 and $4,318,000 at September 30, 2025 and March 31, 2025, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $82,000 and $236,000 in the three months ended September 30, 2025 and September 30, 2024, respectively, and increased by $733,000 and $362,000 in the six months ended September 30, 2025 and September 30, 2024, respectively, which is recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. The September 30, 2025 and March 31, 2025 trade accounts receivable balances due from EMC were $5,690,000 and $4,250,000, respectively, and are comprised of amounts due from the sale of goods and services in the ordinary course of business. Sales to EMC for the three and six months ended September 30, 2025 were $2,560,000 and $4,197,000, respectively, and $2,476,000 and $6,597,000 for the three and six months ended September 30, 2024, respectively.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of September 30, 2025 and March 31, 2025. The Linear Motion Products reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at September 30, 2025 and March 31, 2025. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $319,838,000 and $305,110,000 at September 30, 2025 and March 31, 2025, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $401,681,000 and $395,998,000 at September 30, 2025 and March 31, 2025, respectively.

Refer to the 2025 Form 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the six months ended September 30, 2025.

A summary of changes in goodwill during the six months ended September 30, 2025 is as follows (in thousands):

Balance at April 1, 2025	$710,807
Currency translation	20,411
Balance at September 30, 2025	$731,218
Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of September 30, 2025 and March 31, 2025, respectively.

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives. Identifiable intangible assets are summarized as follows (in thousands):

	September 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$23,416	$(10,838)	$12,578	$22,770	$(9,600)	$13,170
Indefinite lived trademark	47,863	—	47,863	46,294	—	46,294
Customer relationships	370,050	(146,066)	223,984	355,845	(129,466)	226,379
Acquired technology	114,113	(46,640)	67,473	112,507	(42,580)	69,927
Other	4,262	(3,411)	851	3,868	(3,076)	792
Total	$559,704	$(206,955)	$352,749	$541,284	$(184,722)	$356,562

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 6 years for other, and 17 years in total. Trademarks with a carrying value of $47,863,000 as of September 30, 2025 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $7,683,000 and $7,547,000 for the three months ended September 30, 2025 and 2024, respectively. Total amortization expense was $15,318,000 and $15,047,000 for the six months ended September 30, 2025 and 2024, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $31,000,000.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2025, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2025 fair values reflected in the table below. During the six months ended September 30, 2025, the Company was not in default of any of its derivative obligations.

As of September 30, 2025, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815, “Derivatives and Hedging.”

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of September 30, 2025, the notional amount of this derivative is $61,105,000, and this contract matures on March 31, 2028. From its September 30, 2025 balance of AOCL, the Company expects to reclassify approximately $1,476,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of September 30, 2025, the notional amount of those derivatives was $5,063,000, and all contracts mature by June 30, 2026. From its September 30, 2025 balance of AOCL, the Company expects to reclassify approximately $126,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has five outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 23, 2029, with an aggregate notional amount of $355,000,000 as of September 30, 2025.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its September 30, 2025 balance of AOCL, the Company expects to reclassify approximately $499,000 of AOCL into interest and debt expense during the next 12 months.

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2025	Foreign exchange contracts	$75	Cost of products sold	$60
September 30, 2025	Interest rate swaps	100	Interest expense	412
September 30, 2025	Cross currency swaps	806	Foreign currency exchange (gain) loss	630

September 30, 2024	Foreign exchange contracts	135	Cost of products sold	(4)
September 30, 2024	Interest rate swap	(1,650)	Interest expense	2,513
September 30, 2024	Cross currency swaps	(1,871)	Foreign currency exchange (gain) loss	(2,433)

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the six months ended September 30, 2025 and 2024 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
September 30, 2025	Foreign exchange contracts	$208	Cost of products sold	$55
September 30, 2025	Interest rate swaps	(904)	Interest expense	825
September 30, 2025	Cross currency swaps	(3,271)	Foreign currency exchange (gain) loss	(3,813)

September 30, 2024	Foreign exchange contracts	97	Cost of products sold	(47)
September 30, 2024	Interest rate swap	(228)	Interest expense	4,985
September 30, 2024	Cross currency swaps	(1,197)	Foreign currency exchange (gain) loss	(1,919)

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	March 31, 2025
Foreign exchange contracts	Prepaid expenses and other	$150	$139
Foreign exchange contracts	Accrued liabilities	(25)	(188)
Interest rate swap	Prepaid expenses and other	88	597
Interest rate swap	Other assets	—	1
Interest rate swap	Accrued liabilities	(749)	(99)
Interest rate swap	Other non current liabilities	(2,771)	(1,639)
Cross currency swap	Accrued liabilities	(1,989)	(49)
Cross currency swap	Other non current liabilities	(4,297)	(1,800)
9.    Debt

Term Loan B and Revolving Credit Facility

On May 14, 2021, the Company entered into an amended and restated credit agreement to provide for a term loan (“the Amended and Restated Credit Agreement”), in the initial amount of $450,000,000 maturing May 14, 2028, and a $100,000,000 revolving line of credit with a group of financial institutions (“Revolving Credit Facility”). The Revolving Credit Facility was later amended to increase its size to $175,000,000 in fiscal 2024.

The Company amended its Revolving Credit Facility on September 23, 2025 to (i) extend the maturity date from May 14, 2026 to February 13, 2028, (ii) make certain adjustments to the calculation of Total Leverage Ratio (as defined under the Amended and Restated Credit Agreement) for purposes of determining compliance by the Company with the leverage ratio financial covenant under the Amended and Restated Credit Agreement (the “Leverage Covenant”) and (iii) change the triggering event to require compliance with the Leverage Covenant from the prior trigger that required compliance if any revolving loans were outstanding under the Revolving Credit Facility to a revised trigger that now requires compliance only if revolving loans exceeding 30.0% of the Revolving Commitments (as defined in the Amended and Restated Credit Agreement) under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter. The Company has recorded $1,080,000 in deferred financing costs, of which $500,000 is related to the Revolving Credit Facility amendment and $580,000 is for unamortized fees carried over from the Company's prior Revolving Credit Facility as the extended term resulted in an increase to the overall borrowing capacity. These balances will be amortized through February 13, 2028 and are classified in Other assets since no funds were drawn on the Revolving Credit Facility during the six months ended September 30, 2025.

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

The outstanding principal balance of the Term Loan B was $427,560,000 as of September 30, 2025 and $437,560,000 as of March 31, 2025, respectively. The Company made $10,000,000 in principal payments on the Term Loan B during the six months ended September 30, 2025, of which $2,488,000 was required. The Company is obligated to make $4,976,000 of principal payments on the Term Loan B over the next 12 months plus applicable Excess Cash Flow payments (as defined in the Term Loan B), if required, however, plans to pay down approximately $50,000,000 in debt payments consisting of principal payments on the Term Loan B and payments on its AR Securitization Facility over the next 12 months. This amount has been recorded within the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheets with the remaining balance recorded as long-term debt.

There were no outstanding borrowings and $16,344,000 in outstanding letters of credit issued against the Revolving Credit Facility as of September 30, 2025, all of which were standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B was $7,845,000 as of September 30, 2025 and March 31, 2025. The accumulated amortization balances were $4,816,000 and $4,201,000 as of September 30, 2025 and March 31, 2025, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is $1,080,000 as of September 30, 2025 and $4,828,000 as of March 31, 2025, which is included in Other assets on the Condensed Consolidated Balance Sheets. The accumulated amortization balances were $10,000 and $3,733,000 as of September 30, 2025 and March 31, 2025, respectively. Refer to the 2025 Form 10-K for further details on the Company's Term Loan B.

AR Securitization Facility

The Company has outstanding an AR Securitization Facility secured by the Company’s U.S. accounts receivable balances (the “AR Securitization Facility”). On August 11, 2025, the Company amended its AR Securitization Facility increasing the borrowing base to $60,000,000 from the original borrowing base of $55,000,000 and extending its term through August 11, 2028.

The Company has recorded $273,000 in deferred financing costs, of which $139,000 is related to the AR Securitization Facility extension and $134,000 relates to unamortized fees carried over from the Company's prior AR Securitization Facility. These balances will be amortized through August 11, 2028 and are classified in Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet.

The gross balance of deferred financing costs associated with the AR Securitization Facility was $273,000 was as of September 30, 2025 and $536,000 as of March 31, 2025. The accumulated amortization balance was $8,000 and $327,000 as of September 30, 2025 and March 31, 2025, respectively.

The Company had $22,900,000 and $25,000,000 borrowings outstanding under its AR Securitization Facility as of September 30, 2025 and March 31, 2025, respectively. The U.S. accounts receivable balances which secure the AR Securitization Facility total $92,490,000 as of September 30, 2025.
As of September 30, 2025, there have been no amortization events triggered in the AR Securitization Facility. As stated above, the Company intends to repay $50,000,000 in borrowings over the next 12 months, including repayments of borrowings on the AR Securitization Facility and as such, has included this amount in Current portion of long-term debt and finance lease obligations on the Condensed Consolidated Balance Sheets.

Finance Lease

The Company has two finance leases for a manufacturing facility in Hartland, WI under a 23-year lease agreement which terminates in 2035 and certain equipment at a U.S. manufacturing facility with a 5-year lease agreement which terminates in 2030. The outstanding balance on the finance lease obligations was $12,111,000 as of September 30, 2025 of which $810,000 has been recorded within the Current portion of long-term debt and finance lease obligations and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Company's Condensed Consolidated Balance Sheet. See Note 15 for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2025, unsecured credit lines totaled approximately $3,168,000, of which nothing was drawn. In addition, unsecured lines of $21,471,000 were available for bank guarantees issued in the normal course of business of which $19,398,000 was utilized as of September 30, 2025.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service costs	$113	$127	$223	$247
Interest cost	1,856	3,124	3,695	6,214
Expected return on plan assets	(1,213)	(2,496)	(2,426)	(4,993)
Net amortization	(249)	241	(492)	482
Settlement	—	23,201	—	23,201
Net periodic pension (benefit) cost	$507	$24,197	$1,000	$25,151

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations.

During fiscal year 2025, the Company terminated one of its U.S. pension plans. In the second quarter of fiscal 2025, the Company purchased annuity contracts to settle the remaining liabilities of the terminated plan. The annuity contract purchase resulted in a non-cash settlement charge of $23,201,000 for the three and six months ended September 30, 2024, which was recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The remaining surplus of the terminated plan at September 30, 2025 of $5,104,000 is being used to fund certain obligations associated with the Company's U.S. defined contribution plans. $2,340,000 of this balance is expected to be utilized in the next twelve months, and is therefore recorded in Prepaid expenses and other on the Condensed Consolidated Balance Sheet. The remaining balance is included in Other assets.

The Company currently plans to contribute approximately $4,099,000 to its pension plans in fiscal 2026.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2025 Form 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator for basic and diluted earnings per share:
Net income (loss)	$4,595	$(15,043)	$2,697	$(6,414)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,726	28,869	28,692	28,852
Effect of dilutive employee stock options and other share-based awards	148	—	149	—
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,874	28,869	28,841	28,852

Stock options with respect to 1,621,000 and 1,569,000 common shares for the three and six months ended September 30, 2025, respectively were not included in the computation of diluted income per share because they were antidilutive. Stock options, restricted stock units, and performance shares with respect to 1,790,000 common shares for the three and six months ended September 30, 2024 were not included in the computation of diluted income per share because they were antidilutive as a result of the Company's net loss. Further, contingently issuable common shares of 381,000 for the three and six months ended September 30, 2025 were excluded because a performance condition had not yet been met.

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

During the first six months of fiscal 2026, there were no shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2025, 128,000 shares of restricted stock units vested and were issued.

On October 20, 2025, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on November 17, 2025 to shareholders of record on November 7, 2025. The dividend payment is expected to be approximately $2,015,000.

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

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $18,644,000 (gross of estimated insurance recoveries of $6,683,000) as of September 30, 2025, of which $14,244,000 is included in Other non current liabilities and $4,400,000 in Accrued liabilities on the Condensed Consolidated Balance Sheet. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	September 30, 2025	March 31, 2025
Accrued general and product liability, beginning of period	$19,446	$19,988
Estimated insurance recoveries	(312)	(642)
Add provision for claims	1,950	3,776
Deduct payments for claims	(2,440)	(3,676)
Accrued general and product liability, end of period	$18,644	$19,446

Estimated insurance recoveries	(6,683)	(6,995)
Net accrued general and product liability, end of period	$11,961	$12,451

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

Based on actuarial information from fiscal 2025, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $4,300,000 and $7,900,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from September 30, 2025. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $5,715,000. The Company has reflected the liability gross of insurance recoveries of $6,683,000 as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2025. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $2,600,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of September 30, 2025 and March 31, 2025. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at September 30, 2025 in the amount of $6,683,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $1,232,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at September 30, 2025.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,014,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of September 30, 2025. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of fiscal 2025, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company is in the process of appealing the decision and, along with its attorneys, believes it will be successful in overturning this verdict and that payment of the damages is not probable. As such, the Company has not accrued the damages as a liability in the Condensed Consolidated Balance Sheet at September 30, 2025.

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

On June 3, 2015, the Tax Court, ruled in favor of the Power-One China Subsidiary dismissing the tax assessments for the periods of July 2002 to June 2003 and July 2004 to December 2006. On July 27, 2015, the tax authority filed appeals of the Tax Court's ruling of June 3, 2015. In May 2016, the Regional Tax Court of Florence rejected the appeals of the tax authority and at the same time canceled the notices of assessment for the fiscal years of 2004/2005 and 2005/2006. In December 2016, the Power-One China Subsidiary was served by the Italian Revenue Agency with two appeals to the Italian Supreme Court regarding the two positive judgments on the tax assessments for the fiscal periods 2004/2005 and 2005/2006. In February 2017, the Power-One China Subsidiary filed two memorandums before the Italian Supreme Court in response to the appeals made by the tax authority against the positive judgments on the tax assessments for fiscal years 2004/2005 and 2005/2006.

In March 2017, the Regional Tax Court of Florence rejected the appeal of the assessment for the 2006 fiscal year (period July 2006-December 2006). In October 2017, the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2006. In November 2017, the Power-One China Subsidiary filed a memorandum before the Italian Supreme Court in response to the appeal made by the tax authority against the positive judgment on the tax assessment for fiscal year 2006. In March 2018, the Regional Tax Court of Florence rejected the appeal of the assessment for the 2002/2003 fiscal year. In October 2018, the Power-One China Subsidiary was served by the Italian Revenue Agency with an appeal to the Italian Supreme Court against the positive judgment on the tax assessment for fiscal year 2002/2003. In November 2018, the Power-One China Subsidiary filed a memorandum with the Italian Supreme Court in response to the appeal made by the tax authority. The Supreme Court upheld the appeals of the Italian Tax Authority and remitted the proceedings back to the Regional Tax Court for a new evaluation of the substance of the dispute.

In December 2022, the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2002/2003 and 2006 before the Regional Tax Court. A hearing was held before the Regional Tax Court in April and May of 2023, in two separate decisions, the court ruled in favor of the Company. The tax authority appealed this decision on December 6, 2023, and the Company filed the relevant counter claims in January of 2024.

In March 2023, the Power One China Subsidiary resumed the proceedings concerning the tax assessments for fiscal years 2004/2005 and 2005/2006 before the Regional Tax Court. The hearing was held in February 2024 where the court upheld the assessments. The Company is appealing the judgment and expects the Supreme court to reverse the judgment of the lower court as they have previously with the 2002/2003 and 2006 assessments.

The Company believes it will be successful and does not expect to incur a liability related to these assessments.

In September of 2017, Magnetek received a request for defense and indemnification from Monsanto Company, Pharmacia, LLC, and Solutia, Inc. (collectively, “Monsanto”) with respect to: (1) lawsuits brought by plaintiffs claiming that Monsanto manufactured polychlorinated biphenyls ("PCBs"), exposure to which allegedly caused injury to plaintiffs; and (2) lawsuits brought by municipalities and municipal entities claiming that Monsanto should be responsible for a variety of damages due to the presence of PCBs in bodies of water in those municipalities and/or in water treated by those municipal entities.  Monsanto claims to be entitled to defense and indemnification from Magnetek under a so-called “Special Undertaking” apparently executed by Magnetek’s predecessor Universal Manufacturing Corporation ("Universal") in January of 1972, which purportedly required Universal to defend and indemnify Monsanto from liabilities “arising out of or in connection with the receipt, purchase, possession, handling, use, sale or disposition of” PCBs by Universal.

Magnetek has declined Monsanto’s tender and believes that it has meritorious legal and factual defenses to the demands made by Monsanto.  Magnetek is vigorously defending against those demands and commenced litigation in New Jersey to, among other things, declare the Special Undertaking void and unenforceable.  Monsanto has, in turn, commenced an action to enforce the Special Undertaking in Missouri and joined five additional companies as co-defendants in that Missouri action. The New Jersey action was recently dismissed in favor of the Missouri action.

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

The Company is also engaged in similar insurance coverage litigation against Transportation Insurance Company ("TIC") in the Circuit Court of Cook County, Illinois. That suit is presently stayed due to the bankruptcy of Velsicol Chemical, LLC, a third-party indemnitor of TIC and Travelers.

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

In 1986, Magnetek acquired the stock of Universal from a predecessor of Fruit of the Loom (“FOL”), and the predecessor agreed to indemnify Magnetek against certain environmental liabilities arising from pre-acquisition activities at a facility in Bridgeport, Connecticut. Environmental liabilities covered by the indemnification agreement included completion of additional cleanup activities, if any, at the Bridgeport facility and defense and indemnification against liability for potential response costs related to offsite disposal locations. Magnetek's leasehold interest in the Bridgeport facility was assigned to the buyer in connection with the sale of Magnetek's transformer business in June 2001. FOL, the successor to the indemnification obligation, filed a petition for Reorganization under Chapter 11 of the Bankruptcy Code in 1999 and Magnetek filed a proof of claim in the proceeding for obligations related to the environmental indemnification agreement. Magnetek believes that FOL had substantially completed the clean-up obligations required by the indemnification agreement prior to the bankruptcy filing. In November 2001, Magnetek and FOL entered into an agreement involving the allocation of certain potential tax benefits and Magnetek withdrew its claims in the bankruptcy proceeding. Magnetek further believes that FOL's obligation to the state of Connecticut was not discharged in the reorganization proceeding.

In January 2007, the Connecticut Department of Environmental Protection (“DEP”) requested parties, including Magnetek, to submit reports summarizing the investigations and remediation performed to date at the site and the proposed additional investigations and remediation necessary to complete those actions at the site. DEP requested additional information relating to site investigations and remediation. Magnetek and the DEP agreed to the scope of the work plan in November 2010.  The Company has recorded a liability of $540,000 included in the amount specified above, related to the Bridgeport facility, representing the best estimate of future site investigation costs and remediation costs which are expected to be incurred in the future.

For all of the currently known environmental matters, the Company has amounts accrued as of September 30, 2025 which, in our opinion, are sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2026.

13.    Income Taxes

The Company recorded an income tax benefit of $1,446,000 and $1,186,000 for the three and six months ended September 30, 2025, respectively, and income tax benefit of $4,908,000 and $1,488,000 for the three and six months ended September 30, 2024, respectively. Income tax as a percentage of pre-tax income was (46)% and (78)% in the three and six months ended

September 30, 2025. Income tax as a percentage of pre-tax loss was 25% and 19% in the three and six months ended September 30, 2024. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

Additionally during the three and six months ended September 30, 2025, income tax was favorably impacted by the Act for an Immediate Tax Investment Programme to Strengthen Germany as a Business Location (the "New German Tax Law"). The New German Tax Law enacted in July 2025 will lower the German corporate income tax rate from 15% to 10% by 2032. The associated revaluation of the Company’s German net deferred tax liabilities results in an income tax benefit of approximately $3,200,000 for the quarter ended September 30, 2025. The effective tax rate for the three and six months ended September 30, 2025, also reflects an unfavorable impact of approximately $712,000 related to the recognition of a U.S. state tax reserve. The reserve primarily relates to the valuation of state tax attributes and if settled would have minimal cash tax impact.

The Company estimates that the effective tax rate related to continuing operations will be approximately 21% for fiscal 2026. This rate is reflective on an expected 8% favorable rate impact from the New German Tax Law discussed above, as well as an estimated 2% unfavorable impact from establishment of the state tax reserve as previously discussed.

On July 4, 2025, H.R.1, also known as the "One Big Beautiful Bill Act" ("OBBBA") was enacted into law in the United States, with many of its provisions taking effect during the Company's 2026 fiscal year. The income tax benefit calculated for the three and six months ended September 30, 2025 reflects consideration of the OBBBA. The impact to the Company’s effective tax rate as a result of the OBBBA is not expected to be material for the 2026 fiscal year.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Loss

Changes in AOCL by component for the three and six months ended September 30, 2025 are as follows (in thousands):

	Three months ended September 30, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$15,485	$(4,156)	$(2,833)	$8,496
Other comprehensive income (loss) before reclassification	165	(1,467)	981	(321)
Amounts reclassified from other comprehensive loss	(206)	—	(1,102)	(1,308)
Net current period other comprehensive income (loss)	(41)	(1,467)	(121)	(1,629)
Ending balance net of tax	$15,444	$(5,623)	$(2,954)	$6,867

	Six months ended September 30, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$14,760	$(33,942)	$(1,919)	$(21,101)
Other comprehensive income (loss) before reclassification	1,092	28,319	(3,968)	25,443
Amounts reclassified from other comprehensive loss	(408)	—	2,933	2,525
Net current period other comprehensive income (loss)	684	28,319	(1,035)	27,968
Ending balance net of tax	$15,444	$(5,623)	$(2,954)	$6,867

Details of amounts reclassified out of AOCL for the three months ended September 30, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$(294)
	(294)	Total before tax
	88	Tax (benefit) expense
	$(206)	Net of tax

Change in derivatives qualifying as hedges
	$(80)	Cost of products sold
	(548)	Interest expense
	(838)	Foreign currency
	(1,466)	Total before tax
	364	Tax (benefit) expense
	$(1,102)	Net of tax
Details of amounts reclassified out of AOCL for the six months ended September 30, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$(581)
	(581)	Total before tax
	173	Tax (benefit) expense
	$(408)	Net of tax

Change in derivatives qualifying as hedges
	$(73)	Cost of products sold
	(1,097)	Interest expense
	5,071	Foreign currency
	3,901	Total before tax
	(968)	Tax (benefit) expense
	$2,933	Net of tax
These AOCL components are included in the computation of net periodic pension cost. (See Note 10 for additional details.)

15.    Leases

The Company’s lease arrangements generally include real estate (manufacturing facilities, sales offices, distribution centers, warehouses), vehicles, and equipment. Leases with a term greater than one year are recognized on the Condensed Consolidated Balance Sheets; the Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheet. Lease obligations and their corresponding Right of Use (ROU) assets are recorded based on the present value of lease payments over the expected lease term. The Company recognizes lease expense on a straight-line basis over the lease term.

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	September 30, 2025	March 31, 2025
Operating leases:
Other assets	$56,505	$59,506

Accrued liabilities	10,615	9,961
Other non current liabilities	55,856	59,735
Total operating liabilities	$66,471	$69,696

Finance lease:
Property, plant, and equipment, net	$10,298	$10,595

Current portion of long-term debt and finance lease obligations	810	739
Term loan, AR securitization facility and finance lease obligations	11,301	11,528
Total finance liabilities	$12,111	$12,267

Operating lease expense of $3,606,000 and $7,198,000 and $3,865,000 and $7,609,000 for the three and six months ended September 30, 2025 and September 30, 2024, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and six months ended September 30, 2025 and September 30, 2024, respectively. Finance lease expense of $254,000 and $504,000 and $250,000 and $501,000 for the three and six months ended September 30, 2025 and September 30, 2024, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $137,000 and $273,000 and $144,000 and $288,000 is included the Company's Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and September 30, 2024, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$7,447	$6,077
Cash paid for amounts included in the measurement of finance lease liabilities	$636	$614
ROU assets obtained in exchange for new operating lease liabilities	$560	$6,805

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

The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of products sold, research and development expenses, selling expenses, general and administrative expenses and amortization of intangibles, which are presented on the face of the Company's Condensed Consolidated Statements of Operations and included in the calculation of Operating income.

17.    Effects of New Accounting Pronouncements

Topics Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software Financial Instruments updated previous internal use software capitalization guidance to provide additional guidance on when costs can begin to be capitalized. The Company will adopt this standard for fiscal 2028. The Company believes the adoption of this standard will not have an overall material impact to the financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets provides for a practical expedient when estimating credit losses under CECL for current accounts receivables and for current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired under ASC 805, Business Combinations. The new guidance will be effective for interim and annual periods beginning after December 15, 2025 and is to be adopted on a prospective basis. The Company believes the adoption of this standard will not have an overall material impact to the financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to provide increased transparency about income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid. The Company believes the adoption of this standard will result in additional disclosures in its Annual Report on Form 10-K to be filed for the fiscal year ending March 31, 2026, but will not have an overall material impact to the financial statements.

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

Our revenue base is geographically diverse with approximately 43% of net sales derived from customers outside the U.S. for the six months ended September 30, 2025. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Results of Operations

Three months ended September 30, 2025 and September 30, 2024

Net sales in the three months ended September 30, 2025 were $261,047,000, an increase of $18,773,000 or 7.7% from the three months ended September 30, 2024 net sales of $242,274,000. Net sales were positively impacted by $9,033,000 of sales volume and $4,955,000 due to price increases. Foreign currency translation favorably impacted sales by $4,785,000 for the three months ended September 30, 2025.

Gross profit in the three months ended September 30, 2025 was $90,160,000, an increase of $15,417,000 or 20.6% from the three months ended September 30, 2024 gross profit of $74,743,000. Gross profit margin was 34.5% in the fiscal 2026 second quarter compared to 30.9% in the fiscal 2025 second quarter. Higher sales volume and favorable mix increased gross profit by $3,393,000. In addition, gross profit was increased by $10,480,000 due to net factory consolidation activities in the prior year, $655,000 due to a net start-up costs related to the Monterrey, Mexico facility, $171,000 due to Hurricane Helene's costs recognized in the prior year, and a $11,000 of net business realignment costs. Current year acquisition and integration costs reduced gross profit by $67,000 related to the pending acquisition of Kito Crosby. Material inflation and other manufacturing cost changes net of price increases contributed to a reduction in gross profit of $986,000. The translation of foreign currencies had a favorable impact on gross profit of $1,760,000 during the three months ended September 30, 2025.

Selling expenses were $29,122,000 and $26,926,000, or 11.2% and 11.1% of net sales, in the fiscal 2026 and 2025 second quarters, respectively. Foreign currency translation had a $715,000 unfavorable impact on selling expenses in the three months ended September 30, 2025 with the remaining increase attributable to overall increase in sales during the period.

General and administrative expenses were $36,386,000 and $23,363,000, or 13.9% and 9.6% of net sales, for the three months ended September 30, 2025 and September 30, 2024, respectively. General and administrative expenses increased $9,929,000 as a result of Kito Acquisition related expenses and higher employee related costs of $2,515,000. Foreign currency translation had an unfavorable impact of $314,000 on general and administrative expenses in the three months ended September 30, 2025.

Research and development expenses were $4,781,000 and $6,102,000, or 1.8% and 2.5% of net sales, in both the fiscal 2026 and 2025 second quarter, respectively. The reduction in research and development expenses is primarily related to reduced labor and benefit costs.

Amortization of intangibles was $7,683,000 and $7,547,000 in the fiscal 2026 and 2025 second quarters, respectively, with the fluctuations related to foreign currency during the respective periods.

Interest and debt expense was $8,747,000 in the second quarter ended September 30, 2025 compared to $8,352,000 in the second quarter ended September 30, 2024. The increase is the result of increasing variable interest rates year over year due to the expiration of a favorable interest rate swap in February 2025.

Investment income was $521,000 in the second quarter ended September 30, 2025 compared to $610,000 in the second quarter ended and September 30, 2024. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax benefit as a percentage of the pre-tax income was (46)% and income tax benefit as a percentage of the pre-tax loss was 25% in the second quarters ended September 30, 2025 and September 30, 2024, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the three months ended September 30, 2025, income tax expense was favorably impacted by the phased reduction of the German corporate income tax rate under the New German Tax Law beginning in 2028, with the full reduction effective in 2032. The Company's effective tax rate for the three months ended September 30, 2025, also reflects an unfavorable impact due to the recording of a U.S. state tax reserve. Additionally, during the three months ended September 30, 2025 and September 30, 2024, the impact of equity compensation increased income tax expense. Refer to Note 13 of the financial statements for additional information.

Six months ended September 30, 2025 and September 30, 2024

Net sales in the six months ended September 30, 2025 were $496,967,000, an increase of $14,967,000 or 3.1% from the six months ended September 30, 2024 net sales of $482,000,000. Net sales were positively impacted by $7,398,000 due to price increases, offset by $342,000 of unfavorable sales volume. Foreign currency translation favorably impacted sales by $7,911,000 for the six months ended September 30, 2025

Gross profit in the six months ended September 30, 2025 was $167,382,000, an increase of $3,609,000 or 2.2% from the six months ended September 30, 2024 gross profit of $163,773,000. Gross profit margin was 33.7% in the six months ended September 30, 2025 compared to 34.0% in the six months ended September 30, 2024. Gross profit was increased by $10,055,000 due to net factory consolidation activities in the prior year, $379,000 due to net start-up costs related to the Monterrey, Mexico facility and $171,000 of costs due to Hurricane Helene recognized in the prior year. Lower sales volume and unfavorable mix reduced gross profit by $2,044,000. In addition, gross profit was reduced by $982,000 of net business realignment costs and current year acquisition and integration costs reduced gross profit by $67,000 related to the pending acquisition of Kito Crosby. Material inflation and other manufacturing cost changes net of price increases further contributed to a reduction in gross profit of $6,695,000. The translation of foreign currencies had a favorable impact on gross profit of $2,792,000 during the six months ended September 30, 2025.

Selling expenses were $57,653,000 and $54,696,000, or 11.6% and 11.3% of net sales, in the six months ended September 30, 2025 and 2024, respectively. Foreign currency translation had a $1,322,000 unfavorable impact on selling expenses in the six months ended September 30, 2025 with the remaining increase attributable to overall increase in sales during the period.

General and administrative expenses were $67,129,000 and $49,810,000, or 13.5% and 10.3% of net sales, in the six months ended September 30, 2025 and 2024, respectively. General and administrative expenses increased $18,032,000 as a result of Kito Acquisition related expenses offset by lower employee salary and benefit costs of $432,000. Foreign currency translation had an unfavorable impact of $503,000 on general and administrative expenses in the six months ended September 30, 2025.

Research and development expenses were $9,602,000 and $12,268,000, or 1.9% and 2.5% of net sales, in the six months ended September 30, 2025 and 2024, respectively. The reduction in research and development expenses is primarily related to reduced labor and benefit costs.

Amortization of intangibles was $15,318,000 and $15,047,000 in the six months ended September 30, 2025 and 2024, respectively, with fluctuations related to foreign currency during the respective periods.

Interest and debt expense was $17,445,000 in the six months ended September 30, 2025 compared to $16,587,000 in the six months ended September 30, 2024. The increase is the result of increasing variable interest rates year over year due to the expiration of a favorable interest rate swap in February 2025.

Investment income was $1,570,000 in the six months ended September 30, 2025 compared to $819,000 in the six months ended September 30, 2024. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax benefit as a percentage of the pre-tax income was (78)% and income tax benefit as a percentage of the pre-tax loss was 19% in the six months ended September 30, 2025 and September 30, 2024, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the six months ended September 30, 2025, income tax expense was favorably impacted by the phased reduction of the German corporate income tax rate under the New German Tax Law beginning in 2028, with the full reduction effective in 2032. The Company's effective tax rate for the six months ended September 30, 2025, also reflects an unfavorable impact due to the recording of a U.S. state tax reserve. Additionally, during the six months ended September 30, 2025 and September 30, 2024, the impact of equity compensation increased income tax expense. Refer to Note 13 of the financial statements for additional information.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $28,289,000 at September 30, 2025, a decrease of $25,644,000 from the March 31, 2025 balance of $53,933,000.

Cash flow from operating activities

Net cash provided by operating activities was $248,000 for the six months ended September 30, 2025 compared to net cash used for operating activities of $1,370,000 for the six months ended September 30, 2024. Net income of $2,697,000 along with non-cash adjustments of $27,094,000 contributed to cash inflows from operations. The non-cash adjustments included $24,485,000 of depreciation and amortization, $4,820,000 of non-cash lease expense, and $4,626,000 of stock-based compensation offset by $7,940,000 of deferred income taxes and related valuation allowances. Changes in working capital which reduced cash from operations by $24,615,000 as a result of an increase of $11,256,000 in inventories, an increase in trade accounts receivable of $8,570,000, an increase in prepaid expenses and other current assets of $6,077,000, and a decrease in accrued expenses of $127,000, offset by an increase of $1,415,000 in trade payables. The increase in inventories relates to purchases made in advance of future tariffs. Cash provided for operations was also reduced by a decrease of $6,359,000 in other non-current liabilities primarily due to lease payments for the six months ended September 30, 2025.

Cash flow from investing activities

Net cash used for investing activities was $6,345,000 for the six months ended September 30, 2025 compared to $8,908,000 for the six months ended September 30, 2024. The use of cash for the six months ended September 30, 2025 primarily consisted of $6,523,000 in capital expenditures.

Cash flow from financing activities

Net cash used for financing activities was $18,722,000 and $47,839,000 for the six months ended September 30, 2025 and September 30, 2024, respectively. The most significant uses of cash in fiscal 2026 were for $12,482,000 of debt repayments and $4,014,000 of dividend payments. Cash flows from hedging activities related to the Company's cross currency swap are classified as financing activities in the Statement of Cash Flows which resulted in a net cash outflow of $866,000 during the six months ended September 30, 2025.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of September 30, 2025, $24,798,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 of the financial statements for further discussion of the Company's long-term debt and financing costs.
Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2025 and September 30, 2024 were $6,523,000 and $10,068,000, respectively. We expect capital expenditure spending in fiscal 2026 to range from $15,000,000 to $20,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Linear Motion Products reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $319,838,000, and $401,681,000, respectively, as of September 30, 2025.

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

Effects of New Accounting Pronouncements

Information regarding the effects of new accounting pronouncements is included in Note 17 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks as previously disclosed in the 2025 Form 10-K.

Item 4.    Controls and Procedures.

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A.     Risk Factors.
There have been no material changes from the risk factors as previously disclosed in the 2025 Form 10-K except as set forth below. The risks and uncertainties described in our 2025 Form 10-K and below are those that we have identified as material, but are not the only risks or uncertainties facing Columbus McKinnon. This list in our 2025 Form 10-K and below are not all-inclusive, and our business could also be materially adversely affected by additional risks that are not presently known to us or that we currently consider to be immaterial. As a result, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

We have recorded goodwill and other intangible assets in connection with our prior acquisitions. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.

We have accounted for business acquisitions, including our prior acquisitions of montratec, Dorner Mfg. Corp and Garvey Corporation, which are each part of our Precision Conveyance reporting unit, as business combinations under the acquisition method of accounting in accordance with U.S. generally accepted accounting principles. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill.

To the extent the value of goodwill or other intangible assets becomes impaired, we may be required to incur charges and such charges may be material. We conduct our goodwill and indefinite-lived intangible asset impairment analysis annually, or more frequently if we believe indicators of impairment exist. As part of our annual goodwill impairment analysis with respect to our Precision Conveyance reporting unit, we performed a qualitative assessment as of February 28, 2025, and, based upon the results of this qualitative assessment, we determined that a quantitative test was required to be performed as the businesses in this reporting unit were recently acquired resulting in a relatively small difference between the Precision Conveyance reporting unit’s book and fair value. The quantitative test results indicated that the goodwill of the Precision Conveyance reporting unit was not impaired at the time of that test as its fair value exceeded its book value by 2.6%. While the goodwill of the Precision Conveyance reporting unit was not determined to be impaired at that time, it may be at risk of future impairment, in which charges may be material, if the related business does not perform as projected, or if market assumptions utilized in the impairment analysis deteriorate, including an unfavorable change in the discount rate. Refer to Note 7 in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our goodwill and intangible assets.

Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have an adverse impact on the trading price of the shares of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended September 30, 2025 by the Company:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)[1]
July 1 - 31, 2025	—	$—	—	$—
August 1 - 31, 2025	—	$—	—	$—
September 1 - 30, 2025	—	$—	—	$—
Total	—	$—	—	$9,055

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of September 30, 2025, approximately $9 million remains available to repurchase shares of common stock under the current share repurchase authorization plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

(c) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 10.1	Third Amendment to Credit and Security Agreement, dated as of August 11, 2025, by and among Columbus McKinnon Corporation, as Master Servicer and Performance Guarantor, Columbus McKinnon FinCo, LLC, as Borrower, and Wells Fargo Bank, National Association, as Lender Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025).

Exhibit 10.2	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of September 23, 2025, by and among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and lender (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2025).

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2025 formatted in Inline XBRL.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	October 30, 2025	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)