Form 10-Q
period 2025-12-31
COLUMBUS MCKINNON CORP
filed 2026-02-09
CIK 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

The number of shares of common stock outstanding as of February 6, 2026 was: 28,739,366 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
For the quarterly period ended December 31, 2025

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical or current fact, included in this Form 10-Q are forward-looking statements. Forward-looking statements reflect our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements can be identified by the use of forward-looking words, such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “future,” “likely” and other words and terms of similar meaning (including their negative counterparts or other various or comparable terminology). For example, all statements we make relating to: our plans and objectives for future operations, growth results or initiatives, including relating to the benefits of the Kito Crosby Acquisition (as defined herein), strategies, plans for enhancing shareholder value, pending acquisitions, our expected amount of capital expenditures for fiscal 2026, the amount of future dividend payments in fiscal 2026 and beyond or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we currently expect, including:

•industrial economic and general macroeconomic conditions;
•increased competition with respect to our business, including with respect to our material handling and precision conveyance products;
•our ability to maintain positive perceptions of Columbus McKinnon and its brands;
•our ability to successfully integrate our acquisitions, including the Kito Crosby Acquisition;
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
•our ability to manage our indebtedness, including compliance with debt covenant restrictions in our Term Loan B and our Amended and Restated Credit Agreement (each as defined herein) and under all debt instruments entered into in connection with the Kito Crosby Acquisition;
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
•the volatility of our common stock;
•our goodwill or other intangible assets becoming impaired, which may require us to incur material charges
•our substantial indebtedness and our ability to incur substantially more indebtedness;
•the limitations and restrictions in the agreements governing our indebtedness on our ability to engage in certain business and financial transactions;
•our ability to generate the significant amount of cash needed to service our indebtedness;
•increases in interest rates; and

•our ability to successfully consummate the Divestiture (as defined below).

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

Part I.    Financial Information
Item 1.    Financial Statements (Unaudited).
COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$35,484	$53,683
Trade accounts receivable, less allowance for credit losses ($4,732 and $4,880, respectively)	174,326	165,481
Inventories	222,377	198,598
Prepaid expenses and other	49,726	48,007
Total current assets	481,913	465,769
Property, plant, and equipment, net	102,384	106,164
Goodwill	731,546	710,807
Other intangibles, net	345,746	356,562
Marketable securities	10,465	10,112
Deferred taxes on income	10,158	2,904
Other assets	80,308	86,470
Total assets	$1,762,520	$1,738,788

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$90,822	$93,273
Accrued liabilities	121,475	113,907
Current portion of long-term debt and finance lease obligations	50,829	50,739
Total current liabilities	263,126	257,919
Term loan, AR securitization facility and finance lease obligations	399,439	420,236
Other non current liabilities	177,104	178,538
Total liabilities	839,669	856,693
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 28,730,349 and 28,618,298 shares issued and outstanding	287	286
Treasury stock	(11,000)	(11,000)
Additional paid in capital	538,732	531,750
Retained earnings	386,829	382,160
Accumulated other comprehensive income (loss)	8,003	(21,101)
Total shareholders' equity	922,851	882,095
Total liabilities and shareholders' equity	$1,762,520	$1,738,788

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands, except per share data)
Net sales	$258,655	$234,138	$755,622	$716,138
Cost of products sold	169,498	152,041	499,083	470,268
Gross profit	89,157	82,097	256,539	245,870

Selling expenses	28,777	27,348	86,430	82,044
General and administrative expenses	32,148	24,233	99,277	74,043
Research and development expenses	4,442	5,325	14,044	17,593
Amortization of intangibles	7,622	7,501	22,940	22,548
	72,989	64,407	222,691	196,228

Income from operations	16,168	17,690	33,848	49,642
Interest and debt expense	8,312	7,698	25,757	24,285
Investment (income) loss	(395)	(54)	(1,965)	(873)
Foreign currency exchange (gain) loss	492	3,128	904	2,730
Other (income) expense, net	(20)	1,029	(138)	25,512
Income (loss) before income tax expense (benefit)	7,779	5,889	9,290	(2,012)
Income tax expense (benefit)	1,781	1,929	595	442
Net income (loss)	$5,998	$3,960	$8,695	$(2,454)

Average basic shares outstanding	28,729	28,631	28,704	28,778
Average diluted shares outstanding	28,941	28,888	28,906	28,778

Basic income (loss) per share:	$0.21	$0.14	$0.30	$(0.09)

Diluted income (loss) per share:	$0.21	$0.14	$0.30	$(0.09)

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)		(In thousands)
Net income (loss)	$5,998	$3,960	$8,695	(2,454)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	993	(24,665)	29,312	(15,348)
Change in derivatives qualifying as hedges, net of taxes of $(44), $(160), $296, and $1,259, respectively	133	531	(902)	(3,816)
Change in pension liability and postretirement obligations, net of taxes of $(4), $7, $(295), and $(5,273), respectively	10	(47)	694	19,958
Total other comprehensive income (loss)	1,136	(24,181)	29,104	794
Comprehensive income (loss)	$7,134	$(20,221)	$37,799	$(1,660)

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	$286	$(11,000)	$531,750	$382,160	$(21,101)	$882,095
Net income (loss)	—	—	—	(1,898)	—	(1,898)
Change in foreign currency translation adjustment	—	—	—		29,786	29,786
Change in derivatives qualifying as hedges, net of tax of $303	—	—	—	—	(914)	(914)
Change in pension liability and postretirement obligations, net of tax of $(308)	—	—	—	—	725	725
Stock compensation expense	—	—	1,842	—	—	1,842
Restricted stock units released, 71,839 shares, net of shares withheld for minimum statutory tax obligation	1	—	(754)	—	—	(753)
Balance at June 30, 2025	$287	$(11,000)	$532,838	$380,262	$8,496	$910,883
Net income (loss)	—	—	—	4,595	—	4,595
Dividends declared	—	—	—	(2,015)	—	(2,015)
Change in foreign currency translation adjustment	—	—	—	—	(1,467)	(1,467)
Change in derivatives qualifying as hedges, net of tax of $40	—	—	—	—	(121)	(121)
Change in pension liability and postretirement obligations, net of tax of $17	—	—	—	—	(41)	(41)
Stock compensation expense - directors	—	—	512	—	—	512
Stock compensation expense	—	—	2,272	—	—	2,272
Restricted stock units released, 38,133 shares, net of shares withheld for minimum statutory tax obligation	—	—	(30)	—	—	(30)
Balance at September 30, 2025	$287	$(11,000)	$535,592	$382,842	$6,867	$914,588
Net income (loss)	—	—	—	5,998	—	5,998
Dividends declared	—	—	—	(2,011)	—	(2,011)
Change in foreign currency translation adjustment	—	—	—	—	993	993
Change in derivatives qualifying as hedges, net of tax of $(44)	—	—	—	—	133	133
Change in pension liability and postretirement obligations, net of tax of $(4)	—	—	—	—	10	10
Stock compensation expense - directors	—	—	256	—	—	256
Stock compensation expense	—	—	2,897	—	—	2,897
Restricted stock units released, 2,088 shares, net of shares withheld for minimum statutory tax obligation	—	—	(13)	—	—	(13)
Balance at December 31, 2025	$287	$(11,000)	$538,732	$386,829	$8,003	$922,851

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	(In thousands, except share data)
	Voting Common Stock ($0.01 par value)	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2024	$288	$(1,001)	$527,125	$395,328	$(39,677)	$882,063
Net income (loss)	—	—	—	8,629	—	8,629
Change in foreign currency translation adjustment	—	—	—		(3,420)	(3,420)
Change in derivatives qualifying as hedges, net of tax of $283	—	—	—	—	(885)	(885)
Change in pension liability and postretirement obligations, net of tax of $10	—	—	—	—	(31)	(31)
Stock options exercised, 2,052 shares	—	—	64	—	—	64
Stock compensation expense	—	—	1,101	—	—	1,101
Restricted stock units released, 65,071 shares, net of shares withheld for minimum statutory tax obligation	1	—	(1,716)	—	—	(1,715)
Balance at June 30, 2024	$289	$(1,001)	$526,574	$403,957	$(44,013)	$885,806
Net income (loss)	—	—	—	(15,043)	—	(15,043)
Dividends declared	—	—	—	(2,022)	—	(2,022)
Change in foreign currency translation adjustment	—	—	—	—	12,737	12,737
Change in derivatives qualifying as hedges, net of tax of $1,136	—	—	—	—	(3,462)	(3,462)
Change in pension liability and postretirement obligations, net of tax of $(5,291)	—	—	—	—	20,036	20,036
Stock compensation expense - directors	—	—	529	—	—	529
Stock options exercised, 711 shares	—	—	23	—	—	23
Stock compensation expense	—	—	2,545	—	—	2,545
Treasury stock purchased, (143,734) shares	—	(4,945)	—	—	—	(4,945)
Restricted stock units released, 22,723 shares, net of shares withheld for minimum statutory tax obligation	(2)	—	(72)	—	—	(74)
Balance at September 30, 2024	$287	$(5,946)	$529,599	$386,892	$(14,702)	$896,130
Net income (loss)	—	—	—	3,960	—	3,960
Dividends declared	—	—	—	(2,001)	—	(2,001)
Change in foreign currency translation adjustment	—	—	—	—	(24,665)	(24,665)
Change in derivatives qualifying as hedges, net of tax of $(160)	—	—	—	—	531	531
Change in pension liability and postretirement obligations, net of tax of $7	—	—	—	—	(47)	(47)
Stock compensation expense - directors	—	—	264	—	—	264
Stock options exercised, 9,705 shares	—	—	279	—	—	279
Stock compensation expense			2,238	—	—	2,238
Treasury stock purchase, (148,916) shares	(1)	(4,999)	—	—	—	(5,000)
Restricted stock units released, 2,613 shares, net of shares withheld for minimum statutory tax obligation		—	(109)	—	—	(109)
Balance at December 31, 2024	$286	$(10,945)	$532,271	$388,851	$(38,883)	$871,580

See accompanying notes.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31, 2025	December 31, 2024
OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$8,695	$(2,454)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	36,620	36,230
Deferred income taxes and related valuation allowance	(11,472)	(15,089)
Net loss (gain) on sale of investments and other	(1,503)	(617)
Non-cash pension settlement (Refer to Note 10)	—	23,634
Stock-based compensation	7,779	6,677
Amortization of deferred financing costs	1,666	1,865
Impairment of operating lease	—	3,268
Loss (gain) on hedging instruments	1,360	(321)
(Gain) loss on sales, disposals, and impairments of fixed assets	(913)	394
Non-cash lease expense	7,321	7,657
Changes in operating assets and liabilities:
Trade accounts receivable	(3,480)	10,255
Inventories	(15,997)	(18,894)
Prepaid expenses and other	(403)	(14,565)
Other assets	2,603	486
Trade accounts payable	(3,616)	(8,061)
Accrued liabilities	810	(15,240)
Non current liabilities	(8,875)	(5,225)
Net cash provided by (used for) operating activities	20,595	10,000

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	2,781	4,301
Purchases of marketable securities	(2,521)	(3,257)
Capital expenditures	(10,347)	(15,266)
Proceeds from sale of building, net of transaction costs	3,257	—
Net cash provided by (used for) investing activities	(6,830)	(14,222)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	364
Purchases of treasury stock	—	(9,945)
Borrowings / (Repayments) of debt	(21,821)	(45,495)
Payment to former owners of montratec	—	(6,711)
Fees paid for debt repricing	(577)	(169)
Cash inflows from hedging activities	17,419	17,753
Cash outflows from hedging activities	(18,720)	(17,360)
Payment of dividends	(6,025)	(6,039)
Other	(796)	(1,897)
Net cash provided by (used for) financing activities	(30,520)	(69,499)
Effect of exchange rate changes on cash and cash equivalents	(1,444)	819
Net change in cash and cash equivalents	(18,199)	(72,902)
Cash, cash equivalents, and restricted cash at beginning of year	53,933	114,376
Cash, cash equivalents, and restricted cash at end of period	$35,734	$41,474

Supplementary cash flow data:
Interest paid	$23,977	$22,511
Income taxes paid, net of refunds	$14,666	$16,752
Property, plant and equipment purchases included in trade accounts payable	$146	$73
Restricted cash presented in Other assets	$250	$250
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2025

1.    Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation ("Columbus McKinnon" or "the Company") at December 31, 2025, the results of its operations for the three and nine months ended December 31, 2025 and December 31, 2024, and cash flows for the nine months ended December 31, 2025 and December 31, 2024, have been included. Results for the period ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. The balance sheet at March 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on May 28, 2025 (the “2025 Form 10-K”).

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

The Company’s products are sold globally, principally to third party distributors and crane builders through diverse distribution channels, and to a lesser extent directly to end-users and integrators. During the three and nine months ended December 31, 2025, sales to customers in the United States were approximately 57% of total net sales.
2.    Acquisitions & Disposals

Kito Crosby Acquisition
On February 10, 2025, the Company announced its entry into a definitive purchase agreement under which the Company agreed to acquire Kito Crosby Limited (“Kito Crosby”) in an all-cash transaction valued at $2,700,000,000 subject to customary post-closing purchase price adjustments and regulatory approval (such transaction being referred to in this Form 10-Q as the “Kito Crosby Acquisition”). Kito Crosby is a global leader in lifting solutions with multiple manufacturing assembly plants and nearly 4,000 employees serving over 50 countries. In 2024, Kito Crosby generated approximately $1,100,000,000 in revenue through its extensive global channel partner network. The Kito Crosby Acquisition advances the Company’s strategy to become a scaled, holistic provider of intelligent motion solutions by expanding its portfolio across lifting, rigging, and motion control technologies. The combination will significantly increase the Company’s scale and enhance its geographic reach. The Kito Crosby Acquisition was completed on February 3, 2026. The Company incurred $6,342,000 and $24,440,000 of acquisition, integration planning and deal related costs with substantially all classified as part of General and administrative expenses in the three and nine months ended December 31, 2025, respectively.

On January 30, 2026, the Company completed its offering of $900,000,000 in aggregate principal amount of 7.125% senior secured notes maturing in 2033 (the “Notes”). On February 3, 2026, the Company completed the sale of 800,000 Series A Cumulative Convertible Participating Preferred Shares, par value $1.00 per share (the “Preferred Shares”), of the Company to CD&R XII Keystone Holdings, L.P. (the “CD&R Investor”) at a purchase price of $1,000 per share for an aggregate purchase price of $800,000,000 (the “Preferred Equity Financing”). Terms of the Preferred Shares include a 7% coupon, payable in cash or payment-in-kind at Columbus McKinnon’s option, and an initial conversion price for conversion of Preferred Shares into the Company's common shares of $37.68, resulting in a CD&R Investor as-converted ownership of approximately 42% of the Company's outstanding equity following completion of the transaction. The CD&R Investor has agreed to a customary lock-up on its Preferred Shares. Further, the Company borrowed under a new $1,650,000,000 aggregate principal amount senior secured term loan facility (the “New Term Loan B Facility”) and established a new senior secured revolving credit facility (the “New Revolver”) in an aggregate amount of $500,000,000.

The Company used the net proceeds from the offering of the Notes, the issuance of the Preferred Shares and the New Term Loan B Facility, and a $75,000,000 draw from the New Revolver to finance the Kito Crosby Acquisition, to refinance the

Company’s existing senior secured credit facilities and to pay any related fees and expenses. The all-cash transaction will be accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations.

The Company is in the process of evaluating the preliminary purchase price allocation for the Kito Crosby Acquisition, including the valuation of identifiable intangible assets, goodwill, and tangible assets acquired. Because the Kito Crosby Acquisition closed after the end of the reporting period, no amounts related to the Kito Crosby Acquisition have been reflected in the accompanying condensed consolidated financial statements as of December 31, 2025. The Company has not yet completed the measurement of the assets acquired and liabilities assumed. The Company expects to finalize these measurements within the permitted measurement period of one year.

Divestiture of U.S. Power Chain Hoist and Chain Manufacturing Operations

On January 14, 2026, the Company entered into an equity purchase agreement (the “Divestiture Agreement”) with Star Hoist Intermediate, LLC (“Star Hoist”), whereby the Company agreed to sell its U.S. power chain hoist and chain manufacturing operations based out of its Damascus, Virginia and Lexington, Tennessee facilities and certain other assets (the “Divestiture Business”) to Star Hoist (the “Divestiture”). As of December 31, 2025, the Divestiture Business did not meet the criteria for classification as held for sale under FASB ASC 360-10; therefore, the assets and liabilities continue to be presented as “held and used” in the accompanying Condensed Consolidated Balance Sheet.

The Divestiture Agreement may be terminated by the parties thereto under certain circumstances, including by mutual consent, upon the occurrence of specified termination events or if the Divestiture has not been consummated by April 30, 2026. The disposal group primarily includes major classes of assets and liabilities, including, property, plant and equipment, inventory, and related liabilities. At December 31, 2025, the carrying amounts of these assets and liabilities were approximately $46,402,000 and $10,673,000, respectively, excluding an allocation for Rest of Products reporting unit goodwill, which has not yet been finalized.

Management does not expect the Divestiture to have a material adverse effect on the Company’s financial position. The Company cannot reasonably estimate the gain or loss resulting from the Divestiture. No impairment related to the Divestiture Business was recognized as of December 31, 2025.

Other Disposals

On July 31, 2024, the Company announced that it would relocate its North American linear motion operations from Charlotte, North Carolina ("Charlotte Manufacturing Operations") to its manufacturing facility in Monterrey, Mexico. The Company recorded $3,567,000 in fixed asset impairment costs and inventory obsolescence, $3,268,000 in Right of Use lease asset impairment costs and $1,093,000 in employee related severance and retention costs during the nine months ended December 31, 2024 in the Condensed Consolidated Statements of Operations. In total, $7,855,000 of these costs were included in Cost of products sold, $22,000 were included in Selling expenses, and $51,000 were included in General and administrative expenses.

On February 5, 2025, the Company announced that it would be relocating one of its Precision Conveyance factories in the U.S. into its manufacturing facility in Hartland, Wisconsin. Further, the Company also consolidated its Latin American Precision Conveyance Business into its manufacturing facilities in both Hartland, Wisconsin and Monterrey, Mexico. The Company recorded $2,115,000 in fixed asset impairment costs and inventory obsolescence, $643,000 in Right of Use lease asset impairment costs, $1,069,000 in employee related severance and retention costs, and $544,000 for a reserve on other current assets during the twelve months ended March 31, 2025, in the Condensed Consolidated Statements of Operations. In total, $3,534,000 of these costs were included in Cost of products sold, $213,000 were included in Selling expenses, and $624,000 were included in General and administrative expenses.

During December 2025, the Company sold two of its previously closed manufacturing facilities in Mexico and Germany. The Company received a cash payout in the amount of $2,155,000 for the German facility, and a cash payout in the amount of $1,102,000 for the sale of the Mexican facility. During the third quarter of fiscal 2026, the sale of these manufacturing facilities resulted in a gain of $913,000, net of direct sale expenses and is recorded in Cost of products sold.

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

Contract Liabilities

The Company records a contract liability when cash is received prior to recording revenue. Some standard contracts require a down payment while most custom engineered contracts require installment payments. Installment payments for the custom engineered contracts typically require a portion due at inception while the remaining payments are due upon completion of certain performance milestones. For both types of contracts, these contract liabilities, referred to as customer advances, are recorded at the time payment is received and are included in Accrued liabilities on the Condensed Consolidated Balance Sheets. When the related performance obligation is satisfied and revenue is recognized, the contract liability is recognized as revenue.

The following table illustrates the balance and related activity for customer advances in the nine months ended December 31, 2025 and December 31, 2024 (in thousands):

Customer advances (contract liabilities)	December 31, 2025	December 31, 2024
March 31, beginning balance	$15,631	$16,588
Additional customer advances received	69,965	30,905
Revenue recognized from customer advances included in beginning of period	(15,631)	(16,588)
Other revenue recognized from customer advances	(51,004)	(14,989)
Other (1)	933	(411)
December 31, ending balance	$19,894	$15,505
    (1) Other includes the impact of foreign currency translation

Revenue was recognized prior to the right to invoice the customer which resulted in a contract asset balance in the amount of $20,291,000 and $26,218,000 as of December 31, 2025 and March 31, 2025, respectively. Contract assets are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately $37,538,000. We expect to recognize approximately 30% of this amount to sales over the next twelve months, and we expect to recognize 75% of the remaining amount to sales in the next 24 months.

Disaggregated revenue

In accordance with FASB ASC Topic 606, "Revenue from Contracts with Customers", the Company is required to disaggregate revenue into categories that depict how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows.

The following table illustrates the disaggregation of revenue by product grouping for the three and nine months ended December 31, 2025 and December 31, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales by Product Grouping	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Industrial Products	$82,857	$77,608	$252,209	$242,777
Crane Solutions	112,860	98,856	316,544	299,057
Engineered Products	28,657	20,648	76,950	62,221
Precision Conveyor Products	34,221	36,998	109,821	111,967
All other	60	28	98	116
Total	$258,655	$234,138	$755,622	$716,138

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

Accounts Receivable:

Under Accounting Standard Update ("ASU") 2016-13, the Company is required to remeasure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. In addition to these factors, the Company establishes an allowance for credit losses based upon the credit risk of specific customers, historical trends, and other factors. Accounts receivable are charged against the allowance for credit losses once all collection efforts have been exhausted. Due to the short-term nature of such accounts receivable, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances.

The following table illustrates the balance and related activity for the allowance for credit losses as of December 31, 2025 and December 31, 2024 that is deducted from accounts receivable to present the net amount expected to be collected (in thousands):

Allowance for credit losses	December 31, 2025	December 31, 2024
March 31, beginning balance	$4,880	$3,827
Credit loss expense	1,256	3,020
Less uncollectible accounts written off, net of recoveries	(1,643)	(1,883)
Other (1)	239	(134)
December 31, ending balance	$4,732	$4,830

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

The following tables provide information regarding financial assets and liabilities measured or disclosed at fair value (in thousands):

	Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,465	$10,465	$—	$—
Annuity contract	1,115	—	1,115	—
Terminated pension plan assets	4,471	4,471

Derivative Assets (Liabilities):
Foreign exchange contracts	(1)	—	(1)	—
Interest rate swap	(3,457)	—	(3,457)	—
Cross currency swap	(5,560)	—	(5,560)	—

Disclosed at fair value:
Term Loan B	$(427,382)	$—	$(427,382)	$—
AR Securitization Facility	$(15,000)	$—	$(15,000)	$—

	Fair value measurements at reporting date using
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets/(Liabilities) measured at fair value:
Marketable securities	$10,112	$10,112	$—	$—
Annuity contract	1,235	—	1,235	—
Terminated pension plan assets	6,342	6,342

Derivative assets (liabilities):
Foreign exchange contracts	(49)	—	(49)	—
Interest rate swap	(1,140)	—	(1,140)	—
Cross currency swap	(1,849)	—	(1,849)	—

Disclosed at fair value:			—
Term Loan B	$(437,013)	$—	$(437,013)	$—
AR Securitization Facility	$(25,000)	$—	$(25,000)	$—

The Company does not have any non-financial assets and liabilities that are recognized at fair value on a recurring basis. At December 31, 2025, the Term Loan B has been recorded at carrying value, which approximates fair value. The Company has $15,000,000 outstanding under a credit agreement secured by the Company's U.S. accounts receivable balances (the "AR Securitization Facility") at December 31, 2025. The AR Securitization Facility has been recorded at carrying value which approximates fair value. Refer to Note 9 for additional information regarding the Company's long-term debt.
Market gains, interest, and dividend income on marketable securities are recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss or other comprehensive income (loss), to the extent that the derivative qualifies as a hedge under the provisions of FASB ASC Topic 815, "Derivatives and Hedging". Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.

Refer to the 2025 Form 10-K for a full description of the assets and liabilities measured on a non-recurring basis that are included in the Company's March 31, 2025 balance sheet.

5.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
At cost - FIFO basis:
Raw materials	$181,449	$163,053
Work-in-process	34,611	30,349
Finished goods	44,479	37,197
Total at cost FIFO basis	260,539	230,599
LIFO cost less than FIFO cost	(38,162)	(32,001)
Net inventories	$222,377	$198,598

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

6.    Marketable Securities and Other Investments

In accordance with ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. The Company's marketable securities are recorded at their fair value, with unrealized changes in market value realized within Investment (income) loss on the Condensed Consolidated Statements of Operations. The impact on earnings for unrealized gains and losses was a gain of $104,000 and a loss of $349,000 in the three months ended December 31, 2025 and December 31, 2024, respectively, and a gain of $435,000 and a loss of $113,000 in the nine months ended December 31, 2025 and December 31, 2024, respectively.

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

Net realized gains related to sales of marketable securities were not material and $217,000 in the three months ended December 31, 2025 and December 31, 2024, respectively, and $178,000 and $275,000 in the nine months ended December 31, 2025 and December 31, 2024, respectively.

The Company owns a 49% ownership interest in Eastern Morris Cranes Company Limited ("EMC"), a limited liability company organized and existing under the laws and regulations of the Kingdom of Saudi Arabia. The Company's ownership represents an equity investment in a strategic customer of Stahl Crane Systems GmbH ("STAHL") serving the Kingdom of Saudi Arabia. The investment's carrying value is presented in Other assets in the Condensed Consolidated Balance Sheets in the amount of $5,077,000 and $4,318,000 at December 31, 2025 and March 31, 2025, respectively, and has been accounted for as an equity method investment. The investment value increased for the Company's ownership percentage of income earned by EMC in the amount of $168,000 and $99,000 in the three months ended December 31, 2025 and December 31, 2024, respectively, and increased by $902,000 and $436,000 in the nine months ended December 31, 2025 and December 31, 2024, respectively, which is recorded in Investment (income) loss on the Condensed Consolidated Statements of Operations. Further, in the three months ended December 31, 2025, EMC distributed cash dividends, of which the Company received 49% pursuant to its ownership interest in EMC. The investment value was decreased for the Company's share of EMC's cash dividend in the amount of $514,000 in the three months ended December 31, 2025, as they were determined to be a return on the Company's investment in EMC. There were no such dividends in the three and nine months ended December 31, 2024. Dividends are included in operating activities on the Condensed Consolidated Statements of Cash Flows in the amount of $514,000 in the three and nine months ended December 31, 2025, as the distribution received did not exceed cumulative equity in earnings under the cumulative earnings approach. The December 31, 2025 and March 31, 2025 trade accounts receivable balances due from EMC were $7,690,000 and $4,250,000, respectively, and are comprised of amounts due from the sale of goods and services in the ordinary course of business. Sales to EMC for the three and nine months ended December 31, 2025 were $3,659,000 and $7,869,000, respectively, and $2,060,000 and $8,209,000 for the three and nine months ended December 31, 2024, respectively.

7.    Goodwill and Intangible Assets

Goodwill and indefinite lived trademarks are not amortized but are tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the operating segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting - Disclosure.” The Company has three reporting units as of December 31, 2025 and March 31, 2025. The Linear Motion Products reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,699,000 at December 31, 2025 and March 31, 2025. The Rest of Products reporting unit (representing the hoist, chain, forgings, digital power, motion control, manufacturing, and distribution businesses) had goodwill of $320,083,000 and $305,110,000 at December 31, 2025 and March 31, 2025, respectively. The Precision Conveyance reporting unit (which represents high-precision conveying systems) had goodwill of $401,764,000 and $395,998,000 at December 31, 2025 and March 31, 2025, respectively.

Refer to the 2025 Form 10-K for information regarding our annual goodwill and indefinite lived trademark impairment evaluation. Future impairment indicators, such as declines in forecasted cash flows, may cause impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables. There were no such indicators during the nine months ended December 31, 2025.

A summary of changes in goodwill during the nine months ended December 31, 2025 is as follows (in thousands):

Balance at April 1, 2025	$710,807
Foreign currency translation	20,739
Balance at December 31, 2025	$731,546
Goodwill is recognized net of accumulated impairment losses of $113,174,000 as of December 31, 2025 and March 31, 2025, respectively.
Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

Identifiable intangible assets are summarized as follows (in thousands):

	December 31, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$23,425	$(11,145)	$12,280	$22,770	$(9,600)	$13,170
Indefinite lived trademark	47,886	—	47,886	46,294	—	46,294
Customer relationships	370,251	(151,507)	218,744	355,845	(129,466)	226,379
Acquired technology	114,136	(48,435)	65,701	112,507	(42,580)	69,927
Other	4,289	(3,154)	1,135	3,868	(3,076)	792
Total	$559,987	$(214,241)	$345,746	$541,284	$(184,722)	$356,562

The Company’s intangible assets that are considered to have finite lives are amortized. The weighted-average amortization periods are 13 years for trademarks, 17 years for customer relationships, 16 years for acquired technology, 7 years for other, and 17 years in total. Trademarks with a carrying value of $47,886,000 as of December 31, 2025 have an indefinite useful life and are therefore not being amortized.

Total amortization expense was $7,622,000 and $7,501,000 for the three months ended December 31, 2025 and 2024, respectively. Total amortization expense was $22,940,000 and $22,548,000 for the nine months ended December 31, 2025 and 2024, respectively. Based on the current amount of identifiable intangible assets and current exchange rates, the estimated annual amortization expense for each of the succeeding five years is expected to be approximately $30,000,000 excluding the Kito Crosby Acquisition.

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

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2025, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2025 fair values reflected in the table below. During the nine months ended December 31, 2025, the Company was not in default of any of its derivative obligations.

As of December 31, 2025, the Company had no derivatives designated as net investments or fair value hedges in accordance with FASB ASC Topic 815.

The Company has a cross currency swap agreement that is designated as a cash flow hedge to hedge changes in the value of an intercompany loan to a foreign subsidiary due to changes in foreign exchange rates. This intercompany loan is related to the acquisition of STAHL. As of December 31, 2025, the notional amount of this derivative is $55,638,000, and this contract matures on March 31, 2028. From its December 31, 2025 balance of AOCL, the Company expects to reclassify approximately $1,472,000 out of AOCL, and into foreign currency exchange loss (gain), during the next 12 months based on the contractual payments due under this intercompany loan.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in foreign currencies. As of December 31, 2025, the notional amount of those derivatives was $6,100,000, and all contracts mature by December 31, 2025. From its December 31, 2025 balance of AOCL, the Company expects to reclassify approximately $55,000 out of AOCL during the next 12 months based on the expected payments for the goods purchased.

The Company's interest rate swap agreements are designated as cash flow hedges to hedge changes in interest expense due to changes in the interest rate of the Company's variable interest rate debt. The Company has five outstanding interest rate swap agreements in which the Company receives interest at a variable rate and pays interest at a fixed rate. The interest rate swaps have varying maturity dates between March 31, 2027 and March 23, 2029, with an aggregate notional amount of $355,000,000 as of December 31, 2025.

The effective portion of the changes in fair values of the interest rate swaps is reported in AOCL and will be reclassified to interest expense over the life of the swap agreements. From its December 31, 2025 balance of AOCL, the Company expects to reclassify approximately $1,026,000 of AOCL into interest and debt expense during the next 12 months.

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2025	Foreign exchange contracts	$(52)	Cost of products sold	$19
December 31, 2025	Interest rate swaps	112	Interest expense	130
December 31, 2025	Cross currency swaps	553	Foreign currency exchange (gain) loss	331

December 31, 2024	Foreign exchange contracts	(111)	Cost of products sold	4
December 31, 2024	Interest rate swap	3,517	Interest expense	2,048
December 31, 2024	Cross currency swaps	3,525	Foreign currency exchange (gain) loss	4,348

The following is the effect of derivative instruments, net of tax on the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2025 and 2024 (in thousands):

Derivatives Designated as Cash Flow Hedges	Type of Instrument	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from AOCL into Income
December 31, 2025	Foreign exchange contracts	$156	Cost of products sold	$74
December 31, 2025	Interest rate swaps	(792)	Interest expense	955
December 31, 2025	Cross currency swaps	(2,718)	Foreign currency exchange (gain) loss	(3,482)

December 31, 2024	Foreign exchange contracts	(14)	Cost of products sold	(43)
December 31, 2024	Interest rate swap	3,289	Interest expense	7,033
December 31, 2024	Cross currency swaps	2,328	Foreign currency exchange (gain) loss	2,429

The following is information relative to the Company’s derivative instruments in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value of Asset (Liability)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2025	March 31, 2025
Foreign exchange contracts	Prepaid expenses and other	$32	$139
Foreign exchange contracts	Accrued liabilities	(33)	(188)
Interest rate swap	Prepaid expenses and other	—	597
Interest rate swap	Other assets	—	1
Interest rate swap	Accrued liabilities	(1,360)	(99)
Interest rate swap	Other non current liabilities	(2,097)	(1,639)
Cross currency swap	Accrued liabilities	(1,983)	(49)
Cross currency swap	Other non current liabilities	(3,577)	(1,800)
9.    Debt

Term Loan B and Revolving Credit Facility

On May 14, 2021, the Company entered into an amended and restated credit agreement (“the Amended and Restated Credit Agreement”) to provide for a term loan B, in the initial amount of $450,000,000 maturing May 14, 2028, and a $100,000,000 revolving line of credit with a group of financial institutions (“Revolving Credit Facility”). The Revolving Credit Facility was later amended to increase its size to $175,000,000 in fiscal 2024.

The Company amended its Revolving Credit Facility on September 23, 2025 to (i) extend the maturity date from May 14, 2026 to February 13, 2028, (ii) make certain adjustments to the calculation of Total Leverage Ratio (as defined under the Amended and Restated Credit Agreement) for purposes of determining compliance by the Company with the leverage ratio financial covenant under the Amended and Restated Credit Agreement (the “Leverage Covenant”) and (iii) change the triggering event to require compliance with the Leverage Covenant from the prior trigger that required compliance if any revolving loans were outstanding under the Revolving Credit Facility to a revised trigger that now requires compliance only if revolving loans exceeding 30.0% of the Revolving Commitments (as defined in the Amended and Restated Credit Agreement) under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter. The Company has recorded $1,080,000 in deferred financing costs, of which $500,000 is related to the Revolving Credit Facility amendment and $580,000 is for unamortized fees carried over from the Company's prior Revolving Credit Facility as the extended term resulted in an increase to the overall borrowing capacity. These balances will be amortized through February 13, 2028 and are classified in Other assets on the Condensed Consolidated Balance Sheets since no funds were drawn on the Revolving Credit Facility during the three and nine months ended December 31, 2025.

The Company borrowed additional funds in accordance with the Accordion feature under its Term Loan B facility in the amount of $75,000,000 in both fiscal years 2022 and 2024. Proceeds were used to finance the acquisition of Garvey Corporation in fiscal 2022 and montratec in fiscal 2024. No material amendment to the terms of the Term Loan B or Amended and Restated Credit Facilities were necessary for the Company to utilize the Accordion feature.

The outstanding principal balance of the Term Loan B was $426,316,000 as of December 31, 2025 and $437,560,000 as of March 31, 2025. The Company made $11,244,000 in principal payments on the Term Loan B during the nine months ended December 31, 2025, of which $3,732,000 was required. The Company is obligated to make $4,976,000 of principal payments on the Term Loan B over the next 12 months plus applicable Excess Cash Flow payments (as defined in the Term Loan B), if required, however, plans to pay down approximately $50,000,000 in debt payments consisting of principal payments on the Term Loan B and payments on its AR Securitization Facility over the next 12 months. This amount has been recorded within the Current portion of long-term debt and finance lease obligations on the Condensed Consolidated Balance Sheets with the remaining balance recorded as long-term debt.

There were no outstanding borrowings and $16,372,000 in outstanding letters of credit issued against the Revolving Credit Facility as of December 31, 2025, all of which were standby letters of credit.

The gross balance of deferred financing costs on the Term Loan B was $7,845,000 as of December 31, 2025 and March 31, 2025. The accumulated amortization balances were $5,124,000 and $4,201,000 as of December 31, 2025 and March 31, 2025, respectively.

The gross balance of deferred financing costs associated with the Revolving Credit Facility is $1,080,000 as of December 31, 2025 and $4,828,000 as of March 31, 2025, which is included in Other assets on the Condensed Consolidated Balance Sheets. The accumulated amortization balances were $123,000 and $3,733,000 as of December 31, 2025 and March 31, 2025, respectively. Refer to the 2025 Form 10-K for further details on the Company's Term Loan B.

The Company refinanced the existing Term Loan B and the Revolving Credit Facility on February 3, 2026 in connection with the Kito Crosby Acquisition. Refer to Note 2, Acquisitions & Disposals, for details on the refinancing transaction.

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

The gross balance of deferred financing costs associated with the AR Securitization Facility was $273,000 as of December 31, 2025 and $536,000 as of March 31, 2025. The accumulated amortization balance was $30,000 and $327,000 as of December 31, 2025 and March 31, 2025, respectively.

The Company had $15,000,000 and $25,000,000 borrowings outstanding under its AR Securitization Facility as of December 31, 2025 and March 31, 2025, respectively. The U.S. accounts receivable balances which secure the AR Securitization Facility totaled $89,006,000 as of December 31, 2025.
As of December 31, 2025, there have been no amortization events triggered in the AR Securitization Facility. As stated above, the Company intends to repay $50,000,000 in indebtedness over the next 12 months, including repayments of borrowings on the AR Securitization Facility and as such, has included this amount in Current portion of long-term debt and finance lease obligations on the Condensed Consolidated Balance Sheets.

Finance Lease

The Company has two finance leases for a manufacturing facility in Hartland, WI under a 23-year lease agreement, which terminates in 2035 and certain equipment at a U.S. manufacturing facility with a 5-year lease agreement, which terminates in 2030. The outstanding balance on the finance lease obligations was $11,916,000 as of December 31, 2025 of which $829,000 has been recorded within the Current portion of long-term debt and finance lease obligations and the remaining balance recorded within the Term loan, AR securitization facility and finance lease obligations on the Condensed Consolidated Balance Sheet. Refer to Note 15 for further details.

Non-U.S. Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2025, unsecured credit lines totaled approximately $3,171,000, of which nothing was drawn. In addition, unsecured lines of $21,495,000 were available for bank guarantees issued in the normal course of business of which $19,449,000 was utilized as of December 31, 2025.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on its debt arrangements.

10.    Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Service costs	$113	$102	$336	$349
Interest cost	1,854	1,703	5,549	7,917
Expected return on plan assets	(1,212)	(1,176)	(3,638)	(6,169)
Net amortization	(249)	1	(741)	483
Settlement	—	433	—	23,634
Net periodic pension (benefit) cost	$506	$1,063	$1,506	$26,214

Components of the net benefit costs other than the service cost component are recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. Service costs are recorded as part of Income from operations.

During fiscal year 2025, the Company terminated one of its U.S. pension plans. In the second quarter of fiscal 2025, the Company purchased annuity contracts to settle the remaining liabilities of the terminated plan. The annuity contract purchase resulted in a non-cash settlement charge of $23,634,000 for the nine months ended December 31, 2024, and $433,000 of non cash settlement charges in the three months ended December 31, 2024, which was recorded in Other (income) expense, net on the Condensed Consolidated Statements of Operations. The remaining surplus of the terminated plan at December 31, 2025 of $4,471,000 is being used to fund certain obligations associated with the Company's U.S. defined contribution plans. Of the remaining balance, $2,340,000 is expected to be utilized in the next twelve months, and is therefore recorded in Prepaid expenses and other on the Condensed Consolidated Balance Sheet. The remaining balance is included in Other assets.

The Company currently plans to contribute approximately $4,104,000 to its pension plans in fiscal 2026.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to the consolidated financial statements included in the 2025 Form 10-K.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Numerator for basic and diluted earnings per share:
Net income (loss)	$5,998	$3,960	$8,695	$(2,454)

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	28,729	28,631	28,704	28,778
Effect of dilutive employee stock options and other share-based awards	212	257	202	—
Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	28,941	28,888	28,906	28,778

Stock options with respect to 1,566,000 common shares for the three and nine months ended December 31, 2025 were not included in the computation of diluted income per share because they were antidilutive. Further, contingently issuable common shares of 381,000 for the three and nine months ended December 31, 2025 were excluded because a performance condition had not yet been met.

Stock options with respect to 578,000 common shares for the three months ended December 31, 2024 were not included in the computation of diluted income per share because they were antidilutive. Contingently issuable common shares of 244,000 for the three months ended December 31, 2024 were not included in the computation of diluted income per share because a performance condition had not yet been met.

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

During the first nine months of fiscal 2026, there were no shares of stock issued upon the exercise of stock options that were issued under the Company’s 2016 LTIP. During the fiscal year ended March 31, 2025, 128,000 shares of restricted stock units vested and were issued.

On January 27, 2026, the Company's Board of Directors declared a dividend of $0.07 per common share. The dividend will be paid on February 23, 2026 to shareholders of record on February 13, 2026. The dividend payment is expected to be approximately $2,011,000.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on its earnings per share and stock plans.

Subsequent Event

Certificate of Amendment for Preferred Shares
On January 29, 2026, the Company filed a certificate of amendment (the “Preferred Shares Amendment”) to the Company’s Restated Certificate of Incorporation with the New York State Department of State establishing the rights, preferences, privileges, qualifications, restrictions and limitations of the new Preferred Shares, described in Note 2, Acquisitions & Disposals.

The Preferred Shares rank senior to the Company's common shares with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. Holders of the Preferred Shares are entitled to dividends that are payable quarterly in arrears, accrue and accumulate on a daily basis from the issuance date of such Preferred Shares and are payable at the Company’s option, either (i) in cash or (ii) accumulate with respect to each outstanding Preferred Share for the relevant payment period, at a rate of 7.00% per annum, compounded quarterly, subject to adjustment and as set forth in the Preferred Shares Amendment. Holders of the Preferred Shares are also entitled to receive certain dividends declared or paid on the Company's common shares on an as-converted basis. No dividends will be payable to holders of the Company's common shares unless the full dividends are paid at the same time to the holders of the Preferred Shares, except for dividends paid in the form of the Company's common shares, convertible securities, or options, and the Company's regular quarterly dividends of up to $0.07 per calendar quarter.
Certificate of Amendment for Authorized Shares and Preemptive Rights
On January 29, 2026, the Company filed a certificate of amendment (the “Authorized Shares and Preemptive Rights Amendment”) to the Company’s Restated Certificate of Incorporation with the New York State Department of State to (i) increase the number of authorized shares of the Company’s capital stock from 51,000,000 shares to 101,000,000 shares and to increase the number of authorized common shares from 50,000,000 common shares to 100,000,000 and (ii) permit the exercise by the CD&R Investor of preemptive rights provided for in the investment agreement entered into connection with the issuance of the Preferred Shares for so long as the CD&R Investor holds Preferred Shares (or common shares issued upon conversion of the Preferred Shares) representing at least 25% of the Preferred Shares initially issued to the CD&R Investor to participate in future equity and equity-linked issuances by the Company to the extent necessary to maintain their pro rata ownership percentage interest in the Company, subject to customary exceptions.

12.    Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to its business. The Company does not believe that any of its pending litigation will have a material impact on its business.

Accrued general and product liability costs are actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. The aggregate amounts of reserves were $17,771,000 (gross of estimated insurance recoveries of $5,896,000) as of December 31, 2025, of which $13,871,000 is included in Other non current liabilities and $3,900,000 in Accrued liabilities on the Condensed Consolidated Balance Sheet. The liability for accrued general and product liability costs are funded by investments in marketable securities (refer to Note 6).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability (in thousands):

	December 31, 2025	March 31, 2025
Accrued general and product liability, beginning of period	$19,446	$19,988
Insurance recoveries received	(1,099)	(642)
Add provision for claims	2,989	3,776
Deduct payments for claims	(3,565)	(3,676)
Accrued general and product liability, end of period	$17,771	$19,446

Estimated future insurance recoveries	(5,896)	(6,995)
Net accrued general and product liability, end of period	$11,875	$12,451

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

Based on actuarial information from fiscal 2025, the Company has estimated its net asbestos-related aggregate liability including related legal costs to range between $3,600,000 and $6,500,000, net of insurance recoveries, using actuarial parameters of continued claims for a period of 38 years from December 31, 2025. The Company has estimated its asbestos-related aggregate liability that is probable and estimable, net of insurance recoveries, in accordance with U.S. generally accepted accounting principles approximates $4,987,000. The Company has reflected the liability gross of insurance recoveries of $5,896,000 as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2025. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability will fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $1,800,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material effect on the financial condition of the Company or its liquidity, although the effect of any future liabilities recorded could be material to earnings in a future period.

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

Further, the insurance carriers are expected to cover 100% of indemnity costs related to all covered cases. Estimates of the future cost sharing have been included in the loss reserve calculation as of December 31, 2025 and March 31, 2025. The Company has recorded a receivable for the estimated future cost sharing in Other assets in the Condensed Consolidated Balance Sheet at December 31, 2025 in the amount of $5,896,000, which offsets its asbestos reserves.

In addition, one of the Company's subsidiaries, Magnetek, Inc. ("Magnetek") has been named, along with multiple other defendants, in asbestos-related lawsuits associated with business operations previously acquired but which are no longer owned. During Magnetek's ownership, none of the businesses produced or sold asbestos-containing products. For such claims, Magnetek is uninsured and either contractually indemnified against liability, or contractually obligated to defend and indemnify the purchaser of these former business operations.  The Company aggressively seeks dismissal from these proceedings. The asbestos-related liability including legal costs is estimated to be approximately $1,277,000 which has been reflected as a liability in the Condensed Consolidated Balance Sheet at December 31, 2025.

Product Liability

The Company is also involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability. The Company's estimation of its product-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $5,612,000, which has been reflected as a liability in the Condensed Consolidated Balance Sheet as of December 31, 2025. In some cases, the Company cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.

In April of fiscal 2025, a trial involving a product liability claim against the Company resulted in a jury verdict demanding the Company to pay approximately $3,000,000 in damages. The Company is in the process of appealing the decision and, along with its attorneys, believes it will be successful in overturning this verdict and that payment of the damages is not probable. As such, the Company has not accrued the damages as a liability in the Condensed Consolidated Balance Sheet at December 31, 2025.

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

For all of the currently known environmental matters, the Company has amounts accrued as of December 31, 2025 which, in our opinion, are sufficient to deal with such matters. The Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures to have a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2026.

13.    Income Taxes

The Company recorded an income tax expense of $1,781,000 and $595,000 for the three and nine months ended December 31, 2025, respectively, and income tax expense of $1,929,000 and $442,000 for the three and nine months ended December 31, 2024, respectively. Income tax as a percentage of pre-tax income was 23% and 6% in the three and nine months ended December 31, 2025, respectively. Income tax as a percentage of pre-tax income (loss) was 33% and (22)% in the three and nine months ended December 31, 2024, respectively. Typically these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the three and nine months ended December 31, 2025, income tax was favorably impacted by the Act for an Immediate Tax Investment Program to Strengthen Germany as a Business Location (the "New German Tax Law"). The New German Tax Law enacted in July 2025 will lower the German corporate income tax rate from 15% to 10% by 2032. The associated revaluation of the Company’s German net deferred tax liabilities results in an income tax benefit of approximately $3,200,000 for the nine months ended December 31, 2025. The effective tax rate for the nine months ended December 31, 2025 also reflects an unfavorable impact of approximately $749,000 related to the recognition of a U.S. state tax reserve. The reserve primarily relates to the valuation of state tax attributes and if settled would have minimal cash tax impact.

The Company estimates that the effective tax rate related to continuing operations will be approximately 15% for fiscal 2026. This rate is reflective of an expected 16% favorable rate impact from the New German Tax Law discussed above, as well as an estimated 4% unfavorable impact from establishment of the state tax reserve as previously discussed.

On July 4, 2025, H.R.1, also known as the "One Big Beautiful Bill Act" ("OBBBA") was enacted into law in the United States, with many of its provisions taking effect during the Company's 2026 fiscal year. The income tax expense calculated for the three and nine months ended December 31, 2025 reflects consideration of the OBBBA. The impact to the Company’s effective tax rate as a result of the OBBBA is not expected to be material for the fiscal 2026.

Refer to the Company’s consolidated financial statements included in the 2025 Form 10-K for further information on income taxes.

14.    Changes in Accumulated Other Comprehensive Income (Loss)

Changes in AOCL by component for the three and nine months ended December 31, 2025 are as follows (in thousands):

	Three months ended December 31, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$15,444	$(5,623)	$(2,954)	$6,867
Other comprehensive income (loss) before reclassification	216	993	613	1,822
Amounts reclassified from other comprehensive loss	(206)	—	(480)	(686)
Net current period other comprehensive income (loss)	10	993	133	1,136
Ending balance net of tax	$15,454	$(4,630)	$(2,821)	$8,003

	Nine months ended December 31, 2025
	Retirement Obligations	Foreign Currency	Change in Derivatives Qualifying as Hedges	Total
Beginning balance net of tax	$14,760	$(33,942)	$(1,919)	$(21,101)
Other comprehensive income (loss) before reclassification	1,308	29,312	(3,355)	27,265
Amounts reclassified from other comprehensive loss	(614)	—	2,453	1,839
Net current period other comprehensive income (loss)	694	29,312	(902)	29,104
Ending balance net of tax	$15,454	$(4,630)	$(2,821)	$8,003

Details of amounts reclassified out of AOCL for the three months ended December 31, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$(294)
	(294)	Total before tax
	88	Tax (benefit) expense
	$(206)	Net of tax

Change in derivatives qualifying as hedges
	$(25)	Cost of products sold
	(173)	Interest expense
	(440)	Foreign currency
	(638)	Total before tax
	158	Tax (benefit) expense
	$(480)	Net of tax
Details of amounts reclassified out of AOCL for the nine months ended December 31, 2025 are as follows (in thousands):

Details of AOCL Components	Amount reclassified from AOCL	Affected line item on Condensed Consolidated Statement of Operations
Net amortization of prior service cost and pension settlement expense
$(875)
	(875)	Total before tax
	261	Tax (benefit) expense
	$(614)	Net of tax

Change in derivatives qualifying as hedges
	$(98)	Cost of products sold
	(1,269)	Interest expense
	4,627	Foreign currency
	3,260	Total before tax
	(807)	Tax (benefit) expense
	$2,453	Net of tax
These AOCL components are included in the computation of net periodic pension cost. (refer to Note 10 for additional details.)

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

The following table illustrates the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet (in thousands):

	December 31, 2025	March 31, 2025
Operating leases:
Other assets	$55,374	$59,506

Accrued liabilities	11,225	9,961
Other non current liabilities	53,919	59,735
Total operating liabilities	$65,144	$69,696

Finance lease:
Property, plant, and equipment, net	$10,038	$10,595

Current portion of long-term debt and finance lease obligations	829	739
Term loan, AR securitization facility and finance lease obligations	11,087	11,528
Total finance liabilities	$11,916	$12,267

Operating lease expense of $3,629,000 and $10,839,000 and $3,593,000 and $10,963,000 for the three and nine months ended December 31, 2025 and December 31, 2024, respectively, is included in Income from operations on the Condensed

Consolidated Statements of Operations. Short-term lease expense, sublease income, and variable lease expenses were not material for the three and nine months ended December 31, 2025 and December 31, 2024, respectively. Finance lease expense of $260,000 and $764,000 and $250,000 and $751,000 for the three and nine months ended December 31, 2025 and December 31, 2024, respectively, is included in Income from operations on the Condensed Consolidated Statements of Operations. Interest and debt expense related to the finance lease of $137,000 and $410,000 and $142,000 and $430,000 is included the Company's Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and December 31, 2024, respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$11,294	$9,033
Cash paid for amounts included in the measurement of finance lease liabilities	$968	$925
ROU assets obtained in exchange for new operating lease liabilities	$1,879	$7,995
ROU assets obtained in exchange for new finance lease liabilities	$207	$—

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

The significant segment expenses that are regularly provided on a quarterly basis to the CODM are cost of products sold, research and development expenses, selling expenses, general and administrative expenses and amortization of intangibles, which are presented on the face of the Company's Condensed Consolidated Statements of Operations and included in the calculation of Income from operations.

17.    Effects of New Accounting Pronouncements

Topics Not Yet Adopted

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, to clarify and enhance hedge accounting guidance, targeting improved alignment with risk management practices and addressing issues from global reference rate reform. The new guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company will adopt this standard, but we believe this will not have an overall material impact to the financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software Financial Instruments updated previous internal use software capitalization guidance to provide additional guidance on when costs can begin to be capitalized. The new guidance will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company will adopt this standard, however, the Company believes this will not have an overall material impact to the financial statements.

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

Our revenue base is geographically diverse with approximately 43% of net sales derived from customers outside the U.S. for the nine months ended December 31, 2025. We believe this diversity balances the impact of changes that occur in local economies, as well as benefits the Company by providing access to growing emerging markets. We monitor both U.S. and Eurozone Industrial Capacity Utilization statistics as well as the ISM Production Index as indicators of anticipated demand for our products. In addition, we continue to monitor the potential impact of other global and U.S. trends including, industrial production, trade tariffs, raw material cost inflation, interest rates, foreign currency exchange rates, and activity of end-user markets around the globe.

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

Our principal raw materials and components purchases were approximately $375 million in fiscal 2025 (or 59% of Cost of products sold) and include steel, consisting of rod, wire, bar, structural, and other forms of steel; electric motors; bearings; gear reducers; castings; steel and aluminum enclosures and wire harnesses; electro-mechanical components; and standard variable drives and controls. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under agreements which are negotiated on a company-wide basis through our global purchasing group. Currently, as a result of global inflation and tariffs, we are experiencing higher raw material costs and availability issues for select raw materials and components. To date, we have raised prices to our customers to cover these increased raw material costs and are working with our supply base to prioritize shipments and improve availability of key components.

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

On February 10, 2025, the Company announced that it had entered into a definitive agreement to acquire all of the issued and outstanding equity of Kito Crosby. The Kito Crosby Acquisition is expected to meaningfully improve the Company's scale, enhance our collective geographic reach, significantly expand our lifting securement and consumables portfolio and enhance our customer value proposition.

With global engineering, manufacturing, distribution, and operations, Kito Crosby provides a broad range of products and solutions for the most demanding applications. Kito Crosby’s people, products, solutions, and service have innovated the lifting and securement industry throughout its long history. Kito Crosby's iconic brands include Kito, Crosby, Harrington, Gunnebo Industries, and Peerless. We expect that the Kito Crosby Acquisition will strengthen our core lifting business and further the Company's position as a leading worldwide designer, manufacturer and marketer of intelligent motion solutions that move the world forward and improve lives by efficiently and ergonomically moving, lifting, positioning and securing materials. The Kito Crosby Acquisition closed on February 3, 2026, which was subsequent to the quarter ended December 31, 2025.

Results of Operations

Three months ended December 31, 2025 and December 31, 2024

Net sales in the three months ended December 31, 2025 were $258,655,000, an increase of $24,517,000 or 10.5% from the three months ended December 31, 2024 net sales of $234,138,000. Net sales were positively impacted by $11,733,000 of sales volume and $6,076,000 due to price increases. Foreign currency translation favorably impacted sales by $6,708,000 for the three months ended December 31, 2025.

Gross profit in the three months ended December 31, 2025 was $89,157,000, an increase of $7,060,000 or 8.6% from the three months ended December 31, 2024 gross profit of $82,097,000. Gross profit margin was 34.5% in the fiscal 2026 third quarter compared to 35.1% in the fiscal 2025 third quarter. Higher sales volume increased gross profit by $1,673,000. In addition, gross profit was increased compared to the prior year by $1,555,000 due to lower start-up costs related to the Monterrey, Mexico facility, $460,000 of lower business realignment costs, $409,000 of lower factory consolidation activities and by $261,000 of lower product liability expense in the quarter. Price increases net of material inflation and other manufacturing cost changes contributed to an increase in gross profit of $317,000. The translation of foreign currencies had a favorable impact on gross profit of $2,385,000 during the three months ended December 31, 2025.

Selling expenses were $28,777,000 and $27,348,000, or 11.1% and 11.7% of net sales, in the fiscal 2026 and 2025 third quarters, respectively. Foreign currency translation had a $956,000 unfavorable impact on selling expenses in the three months ended December 31, 2025 with the remaining increase attributable to overall increase in sales during the period.

General and administrative expenses were $32,148,000 and $24,233,000, or 12.4% and 10.3% of net sales, for the three months ended December 31, 2025 and December 31, 2024, respectively. General and administrative expenses increased $6,342,000 as a result of the Kito Crosby Acquisition and higher employee related costs of $3,188,000. These increases were offset by $1,299,000 of expense in fiscal 2025 to record a reserve against an accounts receivable balance for a customer who declared bankruptcy in January of 2025 which did not recur in fiscal 2026. Foreign currency translation had an unfavorable impact of $407,000 on general and administrative expenses in the three months ended December 31, 2025.

Research and development expenses were $4,442,000 and $5,325,000, or 1.7% and 2.3% of net sales, in both the fiscal 2026 and 2025 third quarter, respectively. The reduction in research and development expenses is primarily related to reduced labor and benefit costs.

Amortization of intangibles was $7,622,000 and $7,501,000 in the fiscal 2026 and 2025 third quarters, respectively, with the fluctuations related to foreign currency during the respective periods.

Interest and debt expense was $8,312,000 in the third quarter ended December 31, 2025 compared to $7,698,000 in the third quarter ended December 31, 2024. The increase is the result of increasing variable interest rates year over year due to the expiration of a favorable interest rate swap in February 2025.

Investment income was $395,000 in the third quarter ended December 31, 2025 compared to $54,000 in the third quarter ended December 31, 2024. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax expense as a percentage of the pre-tax income was 23% was 33% in the three months ended December 31, 2025 and December 31, 2024, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

Nine months ended December 31, 2025 and December 31, 2024

Net sales in the nine months ended December 31, 2025 were $755,622,000, an increase of $39,484,000 or 5.5% from the nine months ended December 31, 2024 net sales of $716,138,000. Net sales were positively impacted by $13,474,000 due to price increases, and $11,391,000 of favorable sales volume. Foreign currency translation favorably impacted sales by $14,619,000 for the nine months ended December 31, 2025.

Gross profit in the nine months ended December 31, 2025 was $256,539,000, an increase of $10,669,000 or 4.3% from the nine months ended December 31, 2024 gross profit of $245,870,000. Gross profit margin was 34.0% in the nine months ended December 31, 2025 compared to 34.3% in the nine months ended December 31, 2024. Gross profit compared to the prior year increased by $10,464,000 due to lower factory consolidation activities, $1,934,000 due to lower start-up costs related to the Monterrey, Mexico facility, $261,000 of lower product liability expense and $171,000 of costs due to Hurricane Helene recognized in the prior year. In addition, gross profit was reduced by $522,000 of net business realignment costs, and current year acquisition and integration costs reduced gross profit by $67,000 related to the Kito Crosby Acquisition. Unfavorable mix reduced gross profit by $371,000. Price increases net of material inflation and other manufacturing cost changes reduced gross profit by $6,378,000. The translation of foreign currencies had a favorable impact on gross profit of $5,177,000 during the nine months ended December 31, 2025.

Selling expenses were $86,430,000 and $82,044,000, or 11.4% and 11.5% of net sales, in the nine months ended December 31, 2025 and 2024, respectively. Foreign currency translation had a $2,278,000 unfavorable impact on selling expenses in the nine months ended December 31, 2025 with the remaining increase attributable to overall increase in sales during the period.

General and administrative expenses were $99,277,000 and $74,043,000, or 13.1% and 10.3% of net sales, in the nine months ended December 31, 2025 and 2024, respectively. General and administrative expenses increased $24,373,000 as a result of the Kito Crosby Acquisition and higher employee related costs of $2,756,000. These increases were offset by $1,299,000 of expense to record a reserve against an accounts receivable balance for a customer who declared bankruptcy in January of 2025. Foreign currency translation had an unfavorable impact of $910,000 on general and administrative expenses in the nine months ended December 31, 2025.

Research and development expenses were $14,044,000 and $17,593,000, or 1.9% and 2.5% of net sales, in the nine months ended December 31, 2025 and 2024, respectively. The reduction in research and development expenses is primarily related to reduced labor and benefit costs.

Amortization of intangibles was $22,940,000 and $22,548,000 in the nine months ended December 31, 2025 and 2024, respectively, with fluctuations related to foreign currency during the respective periods.

Interest and debt expense was $25,757,000 in the nine months ended December 31, 2025 compared to $24,285,000 in the nine months ended December 31, 2024. The increase is the result of increasing variable interest rates year over year due to the expiration of a favorable interest rate swap in February 2025.

Investment income was $1,965,000 in the nine months ended December 31, 2025 compared to $873,000 in the nine months ended December 31, 2024. Investment income relates to the mark-to-market adjustments on the marketable securities held in the Company’s wholly owned captive insurance subsidiary and the Company's equity method investment in EMC, described in Note 6 of the financial statements.

Income tax expense as a percentage of the pre-tax income was 6% and income tax benefit as a percentage of the pre-tax loss was (22)% in the nine months ended December 31, 2025 and December 31, 2024, respectively. Typically, these percentages vary from the U.S. statutory rate of 21% primarily due to varying statutory tax rates at the Company's foreign subsidiaries, and the jurisdictional mix of income for these subsidiaries.

During the nine months ended December 31, 2025, income tax was favorably impacted by the Act for an Immediate Tax Investment Program to Strengthen Germany as a Business Location (the "New German Tax Law"). The New German Tax Law enacted in July 2025 will lower the German corporate income tax rate from 15% to 10% by 2032. The associated revaluation of the Company’s German net deferred tax liabilities results in an income tax benefit of approximately $3,200,000 for the nine months ended December 31, 2025. The effective tax rate for the nine months ended December 31, 2025 also reflects an unfavorable impact of approximately $749,000 related to the recognition of a U.S. state tax reserve. The reserve primarily relates to the valuation of state tax attributes and if settled would have minimal cash tax impact. Refer to Note 13 of the financial statements for additional information.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash totaled $35,734,000 at December 31, 2025, a decrease of $18,199,000 from the March 31, 2025 balance of $53,933,000.

Cash flow from operating activities

Net cash provided by operating activities was $20,595,000 for the nine months ended December 31, 2025 compared to net cash provided by operating activities of $10,000,000 for the nine months ended December 31, 2024. Net income of $8,695,000 along with non-cash adjustments of $40,858,000 contributed to cash inflows from operations. The non-cash adjustments included $36,620,000 of depreciation and amortization, $7,779,000 of stock-based compensation and $7,321,000 of non-cash lease expense offset by $11,472,000 of deferred income taxes and related valuation allowances. Changes in working capital which reduced cash from operations by $22,686,000 as a result of an increase of $15,997,000 in inventories, a decrease of $3,616,000 in trade payables, an increase in trade accounts receivable of $3,480,000, and an increase in prepaid expenses and other current assets of $403,000, offset by an increase in accrued expenses of $810,000. The increase in inventories relates to purchases made in advance of expected future demand. Cash provided for operations was also reduced by a decrease of $8,875,000 in other non-current liabilities primarily due to lease payments for the nine months ended December 31, 2025.

Cash flow from investing activities

Net cash used for investing activities was $6,830,000 for the nine months ended December 31, 2025 compared to $14,222,000 for the nine months ended December 31, 2024. The use of cash for the nine months ended December 31, 2025 primarily consisted of $10,347,000 in capital expenditures offset by $3,257,000 of proceeds received from sale of two previously closed manufacturing facilities.

Cash flow from financing activities

Net cash used for financing activities was $30,520,000 and $69,499,000 for the nine months ended December 31, 2025 and December 31, 2024, respectively. The most significant uses of cash in fiscal 2026 were for $21,821,000 of debt repayments and $6,025,000 of dividend payments. Cash flows from hedging activities related to the Company's cross currency swap are classified as financing activities in the Statement of Cash Flows which resulted in a net cash outflow of $1,301,000 during the nine months ended December 31, 2025.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and debt obligations, and capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan and effective working capital utilization. No material restrictions exist in accessing cash held by our non-U.S. subsidiaries.  We expect to meet our funding needs with cash provided by our U.S. operations, as well as by repatriating non-U.S. cash. We do not expect to incur significant incremental U.S. taxes as we repatriate funds. As of December 31, 2025, $34,314,000 of cash and cash equivalents were held by foreign subsidiaries.

Refer to Note 9 of the financial statements for further discussion of the Company's long-term debt and financing costs.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2025 and December 31, 2024 were $10,347,000 and $15,266,000, respectively. We expect capital expenditure spending in fiscal 2026 to range from $12,000,000 to $16,000,000.

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

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units: the Linear Motion Products reporting unit, the Rest of Products reporting unit, and the Precision Conveyance reporting unit, which have goodwill totaling $9,699,000, $320,083,000, and $401,764,000, respectively, as of December 31, 2025.

We currently do not believe that it is more likely than not that the fair value of any of our reporting units is less than its applicable carrying value. Additionally, we currently do not believe that we have any significant impairment indicators. However, if the projected long-term revenue growth rates, profit margins, or terminal growth rates are significantly lower, and /or the estimated weighted-average cost of capital is higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may be impaired.

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

Item 4.    Controls and Procedures.

As of December 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (the Company's principal executive officer) and Chief Financial Officer (the Company's principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. These disclosure controls and procedures have been designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

We may fail to realize all of the anticipated benefits of the Kito Crosby Acquisition or those benefits may take longer to realize than expected.

We expect to devote significant management attention to integrating the business practices and operations of Kito Crosby with Columbus McKinnon. In connection with the closing of the Kito Crosby Acquisition, we may experience disruptions to our business and, if integrated ineffectively, such disruptions could restrict the realization of the full expected benefits of the Kito Crosby Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Kito Crosby Acquisition could cause an interruption or loss of momentum in our operations. Difficulties in integrating Kito Crosby into our business may include rationalizing the operations, processes and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers. Even if integration of Kito Crosby is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities. In addition, we may incur unanticipated costs or expenses following the Kito Crosby Acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities. Furthermore, the closing of the Kito Crosby Acquisition and the subsequent integration of Kito Crosby into our business may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include difficulty in achieving anticipated cost savings, synergies, business opportunities, growth prospects and other benefits from the Kito Crosby Acquisition; difficulties in the integration of operations and systems, including pricing and marketing strategies; and difficulties in conforming standards, controls, procedures, financial reporting and accounting and other policies, business cultures and compensation structures. Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations. Additionally, achieving the anticipated benefits, including synergies and cost savings, is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend and whether our costs to finance the Kito Crosby Acquisition will be consistent with our expectations. Thus, the integration of Kito Crosby may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations or that our expectations with respect to integration, synergies or cost savings as a result of the Kito Crosby Acquisition will materialize. In addition, our anticipated costs to achieve the integration of Kito Crosby may differ significantly from our current estimates. The integration may place an additional burden on our management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on our business, financial condition and expected operating results.

Kito Crosby’s business may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that Kito Crosby and we have achieved or might achieve separately. The business and financial performance of Kito Crosby are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that Kito Crosby has achieved in the past.

The Divestiture is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On January 13, 2026, we entered into the Divestiture Agreement to sell the Divestiture Business. The Divestiture Agreement provides that completion of the Divestiture is subject to the satisfaction or waiver of customary closing conditions. There can be no assurance regarding the timing of the completion of the Divestiture or that the transaction will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the Divestiture, including, but not limited to, potential issues or delays in obtaining various third party consents or approvals. In addition, each party has the right to terminate the Divestiture Agreement relating to the Divestiture under specified circumstances, including if the closing of the transaction has not occurred on or before April 30, 2026.

Risks Related Our Indebtedness

We have substantial indebtedness following the consummation of the Kito Crosby Acquisition, which could adversely affect our financial health, limit our ability to raise additional capital or obtain financing in the future and prevent us from making payments on our outstanding indebtedness.

We have substantial indebtedness following the consummation of the Kito Acquisition and the related financing transactions. Our substantial indebtedness may have important consequences for us. For example, it may: make it more difficult for us to make payments on our indebtedness; increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility; expose us to the risk of increased interest rates because any borrowings we make under certain of our indebtedness will bear interest at variable rates; require us to use a substantial portion of our cash flows from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; increase our cost of future borrowing; place us at a competitive disadvantage compared to competitors that have less indebtedness or comparable debt at more favorable interest rates; limit our ability to incur additional indebtedness to finance future acquisitions; limit our ability to refinance indebtedness and increase the associated costs of our indebtedness; and limit our ability to borrow additional funds that may be needed to operate and expand our business. The agreements governing our indebtedness contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions, among others, on our ability to incur more indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions in respect of capital stock, repurchase, prepay or redeem subordinated indebtedness, make investments, create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers, create liens, transfer or sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate any subsidiary as an unrestricted subsidiary. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, including secured debt, which may increase the risks to our financial condition and results of operations created by our substantial indebtedness.

The terms of the agreements governing our indebtedness do provide us and our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured. In particular, if we or our subsidiaries are in compliance with certain incurrence ratios, we and our subsidiaries may be able to incur substantial additional indebtedness. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

The agreements governing our indebtedness contain restrictive covenants that restrict our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions, and, as a result, may adversely affect our business, financial condition, results of operations and cash flows.

The agreements governing our indebtedness contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to (as applicable): incur additional indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions in respect of capital stock; repurchase, prepay or redeem the Notes and subordinated indebtedness; make investments; create liens and incur additional liens; transfer or sell assets; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; change the nature of our business; enter into certain transactions with our affiliates; and designate any subsidiaries as an unrestricted subsidiary. The agreements governing our indebtedness contain certain leverage ratios and our ability to meet those ratios may be affected by events beyond our control, and we may be unable to meet them. We are required, and we expect, to make mandatory prepayments under the agreements governing our indebtedness upon the occurrence of certain events, including the sale of certain assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in such agreements. In addition, the AR Securitization Facility contains a number of covenants that, among other things, limit or restrict the applicable borrowers with respect to liens, indebtedness, guarantees, mergers, dispositions of substantially all assets, dividends, redemption of stock, investments, corporate matters and changes in business conducted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchase of common stock of the Company made during the three months ended December 31, 2025 by the Company:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in thousands)[1]
October 1 - 31, 2025	—	$—	—	$—
November 1 - 30, 2025	—	$—	—	$—
December 1 - 31, 2025	—	$—	—	$—
Total	—	$—	—	$9,055

1The Company publicly announced on March 26, 2019 that its Board of Directors approved a share repurchase authorization for up to $20 million of shares of common stock of Columbus McKinnon Corporation, with no expiration. As of December 31, 2025, approximately $9 million remained available to repurchase shares of common stock under the current share repurchase authorization plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.
Not applicable

Item 5.    Other Information.

(c) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

Exhibit 2.1	Equity Purchase Agreement, dated January 13, 2026, by and among Columbus McKinnon Corporation, Royal NY Company Holdings, LLC and Star Hoist Intermediate, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2026).

Exhibit 3.1	Certificate of Amendment to the Certificate of Incorporation of Columbus McKinnon Corporation, filed with the New York Department of State on January 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

Exhibit 3.2	Certificate of Amendment to the Certificate of Incorporation of Columbus McKinnon Corporation, filed with the New York Department of State on January 29, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

Exhibit 4.1	Indenture, dated as of January 30, 2026, by and between Columbus McKinnon Corporation and Wilmington Trust, National Association, as Trustee and as Note Collateral Agent (including the Form of Note for the Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

Exhibit 4.2	First Supplemental Indenture, dated as of February 3, 2026, by and among Columbus McKinnon Corporation, the guarantors party thereto and Wilmington Trust, National Association, as Trustee and as Note Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

Exhibit 10.1	Contribution Agreement, dated January 13, 2026, by and between Columbus McKinnon Corporation and Royal NY Company Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2026).

Exhibit 10.2	Contribution Agreement, dated January 13, 2026, by and between Columbus McKinnon Corporation and Royal NY Company Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2026).

Exhibit 10.3	Credit Agreement, dated as of February 3, 2026, by and among Columbus McKinnon Corporation, Columbus McKinnon EMEA GmbH, certain other subsidiaries of Columbus McKinnon Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

Exhibit 10.4	Registration Rights Agreement, dated as of February 3, 2026, by and between Columbus McKinnon Corporation and CD&R XII Keystone Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

Exhibit 31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*	The financial statements from the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2025 formatted in Inline XBRL.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File (the cover page Inline XBRL tags are embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date:	February 9, 2026	/S/ GREGORY P. RUSTOWICZ
Gregory P. Rustowicz
Executive Vice President Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)